Form 10-Q
period 2015-06-30
Seritage Growth Properties
filed 2015-08-14
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-37420

SERITAGE GROWTH PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	38-3976287
(State of Incorporation)	(I.R.S. Employer Identification No.)

54 West 40th Street, 10th Floor, New York, New York	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 355-7800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Number Outstanding as of August 12, 2015
Class A common shares of beneficial interest, par value $0.01 per share	24,776,170
Class B common shares of beneficial interest, par value $0.01 per share	1,589,020
Class C common shares of beneficial interest, par value $0.01 per share	6,665,635

SERITAGE GROWTH PROPERTIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements

Seritage Growth Properties

Condensed Consolidated Balance Sheets

(Unaudited)

	June 30, 2015	June 3, 2015 (Formation Date)
Assets
Cash	$2,958	$2,958

Total assets	$2,958	$2,958

Shareholder’s Equity
Common shares, $0.01 par value, 1,000,000 shares authorized, 100 shares issued and outstanding	$1	$1
Additional paid-in capital	2,957	2,957

Total Shareholder’s Equity	$2,958	$2,958

See accompanying notes to the Condensed Consolidated Balance Sheets of Seritage Growth Properties.

Notes to Condensed Consolidated Balance Sheets of Seritage Growth Properties

(Unaudited)

Note 1—Business

Seritage Growth Properties (“Seritage Growth,” “we,” “us,” “our,” or the “Company”) was organized in Maryland on June 3, 2015. We conduct our operations through Seritage Growth Properties, L.P. (“Operating Partnership”), a Delaware limited partnership that was formed on April 22, 2015.

On June 11, 2015, the Company effected a rights offering (the “Rights Offering”) to stockholders of Sears Holdings Corporation (“Sears Holdings”) of common shares of Seritage Growth in order to fund the $2.7 billion acquisition of 234 of Sears Holdings’ owned properties and one of its ground leased properties (the “Acquired Properties”), and its 50 percent interests in three joint ventures (such joint ventures, the “JVs,” and such 50 percent joint venture interests the “JV Interests”) that collectively own 28 properties, ground lease one property and lease two properties (collectively, the “JV Properties”) (collectively, the “Transaction”). The Rights Offering ended on July 2, 2015, and the Company’s Class A common shares were listed on the New York Stock Exchange (“NYSE”) on July 6, 2015. On July 7, 2015, the Company completed the Transaction with Sears Holdings.

Sears Holdings is the parent company of Kmart Holdings Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Sears Holdings is an integrated retailer that operates a national network of full-line and specialty retail stores in the United States.

We are a publicly traded, self-administered, self-managed REIT primarily engaged in the real property business through our investment in Operating Partnership. Subsidiaries of Operating Partnership lease (or sublease) a substantial majority of the space at all but 11 of the Acquired Properties back to Sears Holdings under a master lease agreement (“Master Lease”), with the remainder of such space leased to third-party tenants. A substantial majority of the space at the JV Properties is also leased (or subleased) by the JVs to Sears Holdings under master lease agreements (collectively, the “JV Master Leases”).

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The condensed consolidated financial statement is unaudited and includes Seritage Growth’s consolidated subsidiaries, including Operating Partnership. In our opinion, all adjustments necessary for a fair presentation of such financial statement has been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated financial statement and notes are presented as permitted by Form 10-Q and certain information included in our annual financial statements and notes thereto has been condensed or omitted. This condensed consolidated financial statement should be read in conjunction with our audited financial statement included on our Registration Statement on Form S-11 dated June 8, 2015 and declared effective by the Securities and Exchange Commission (“SEC”) on June 9, 2015 (as amended).

Our financial statement is prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Such statements require management to make estimates and assumptions that affect the reported amounts on our financial statement. Actual results could differ from these estimates

Offering Costs

In connection with the Rights Offering, the Company has incurred legal, accounting, and related costs. Such costs will be recorded as a reduction of proceeds of the Rights Offering. Through the date of issuance, the Company incurred $7.9 million of offering costs, which were paid upon closing of the Transaction on July 7, 2015.

Organization Costs

Organization costs are comprised of the legal and professional fees associated with the formation of the Company. Organization costs are expensed as incurred. Through the date of issuance, the Company incurred $1.0 million of organization costs, which were paid upon closing of the Transaction on July 7, 2015.

Note 3—Shareholder’s Equity

We have been capitalized with the issuance of 100 shares of Common Stock (with $0.01 par value) for a total of $2,958.

Under Seritage Growth’s Declaration of Trust, as amended, Seritage Growth, with the approval of a majority of the Board of Trustees and without any action by the shareholders of Seritage Growth, may amend the Declaration of Trust from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have the authority to issue.

Note 4—Income Taxes

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code (the “Code”), commencing with its taxable year ending December 31, 2015. To qualify as a REIT, we must meet certain organizational, income, asset and distribution tests. Accordingly, we will generally not be subject to corporate U.S. federal or state income tax to the extent that it makes qualifying distributions to its shareholders and provided it satisfies on a continuing basis, through actual investment and operating results, the REIT requirements including certain asset, income, distribution and share ownership tests. We currently intend to comply with these requirements and maintain REIT status. However, we may still be subject to federal excise tax, as well as foreign taxes and certain state and local income and franchise taxes.

Note 5—Concentration of Credit Risks

Concentrations of credit risks arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or having similar economic features that would cause their ability to meet contractual obligations, including those to Seritage Growth, to be similarly affected by changes in economic conditions. Substantially all of Seritage Growth’s real estate properties are leased to Sears Holdings, and the majority of Seritage Growth’s rental revenues are derived from the Master Lease. Under the terms of the Master Lease and the JV Master Leases, Sears Holdings possesses certain termination rights whereby Sears Holdings can terminate unprofitable stores (those stores that possess Earnings Before Interest, Taxes, Depreciation, Amortization and Rent for the 12 month period ending as of the last day of the most recently completed fiscal quarter of Sears Holdings that is less than the base rent for that store) after the first lease year. In order to terminate the Master Lease or JV Master Lease with respect to a certain property, Sears Holdings must make a payment to us of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Sears Holdings’ termination right is limited to terminating the Master Lease with respect to properties representing up to 20% of the aggregate annual rent payment under the Master Lease with respect to all properties in any lease year. In the case of the JV Properties owned by the GGP JV, the Simon JV and the Macerich JV, Sears Holdings’ termination right is limited so that the applicable JV Master Lease is not terminated as to more than four JV Properties, three JV Properties and three JV Properties, respectively, in any lease year.

Sears Holdings is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC; refer to edgar.gov for Sears Holdings Corporation publicly-available financial information. Other than the tenant concentration, the Company believes the current portfolio is reasonably diversified by geographical location and does not contain any other significant concentration of credit risks. The portfolio of 235 Acquired Properties is diversified by location across 49 states and Puerto Rico.

Note 6—Related Party Disclosure

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL Investments, Inc., and related entities (collectively “ESL”). ESL beneficially owned approximately 48% of Sears Holdings’ outstanding common stock at June 30, 2015. Mr. Lampert is also the Chairman of Seritage Growth.

For purposes of funding the purchase price for the acquisition of the Acquired Properties and the JV Interests from Sears Holdings, the Company effected the Rights Offering to existing Sears Holdings stockholders, including ESL. At the closing of the Transaction, ESL held an approximately 43.5% interest in Operating Partnership and approximately 4.0% and 100% of the outstanding Class A common shares and Class B common shares, respectively.

Note 7—Legal Proceedings

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Court of Chancery, which have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Action, Consol. C.A. No. 11081-VCL. We expect a consolidated complaint to be filed, and until that time, we are not able to provide a description or assessment of such a complaint or potential proceedings related to it. However, the four complaints filed name as defendants Sears Holdings, the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc., Sears Holdings’ CEO and, in some cases, Fairholme Capital Management L.L.C. (“FCM”), alleging, among other things, that Sears Holdings sold the Acquired Properties to Seritage Growth at a price that was unfairly low to Sears Holdings as a result of breaches of fiduciary in connection with the recent Transaction. The current individual complaints also name as a defendant Seritage Growth, alleging that Seritage Growth aided and abetted these alleged fiduciary breaches. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts and equitable relief related to the Transaction. The Company believes that the plaintiffs’ claims are legally without merit and intends to contest these lawsuits vigorously.

Note 8—Subsequent Events

On July 7, 2015, the Company acquired 234 Sears Holdings’ owned properties, one of its ground leased properties and its 50% joint venture interests in 31 properties at their fair value for $2.7 billion, with the substantial majority of such properties being leased back to Sears Holdings. The Transaction was partially financed through proceeds of sale of Class A common shares $660.6 million, private placements of Class A common shares to subsidiaries of Simon Property Group, Inc. (“Simon”) and General Growth Properties, Inc. (“GGP”) of $33.3 million, respectively, proceeds of the sale of Class B non-economic common shares of $0.9 million, and proceeds of the sale of Class C non-voting common shares of $200.9 million. Additional financing was obtained by wholly-owned subsidiaries of Operating Partnership through a $925.0 million mortgage loan and a $236.2 million mezzanine mortgage loan. In connection with such financing, such subsidiaries of Operating Partnership obtained access to a funding facility in the amount of $100 million that was undrawn at the closing of the Transaction and available to finance redevelopment projects at the properties post-closing subject to satisfaction of certain conditions.

At the closing of the Transaction, ESL held an approximately 43.5% interest in Operating Partnership and approximately 4.0% and 100% of the outstanding Class A common shares and Class B common shares, respectively.

The following table summarizes the preliminary allocation of the purchase price for the Transaction (in millions). While the Company believes that such preliminary estimates provide a reasonable basis for estimating the fair value of assets acquired and liabilities assumed, it evaluates any necessary information prior to finalization of the fair value. During the measurement period, the Company will adjust assets or liabilities if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in the revised estimated values of those assets or liabilities as of that date. Balances are not reflected in the accompanying condensed consolidated balance sheets herein as the Transaction was not complete as of June 30, 2015.

Land, buildings and improvements, net	$1,992
In-place tenant leases	157
Deferred expenses, net	96
Below-market ground lease	14
Above-market leases	1
Below-market leases	(12)
Investment in unconsolidated real estate affiliates	429

Total purchase price	$2,677

The following table presents the unaudited pro forma financial results as if the Transaction had occurred on June 3, 2015 (Formation Date) (in thousands). Management relied on various estimates and assumptions due to the fact that the Acquired Properties and JV Interests were not previously operated as individual, distinct businesses and were utilized solely by Sears Holdings as a component of their retail operations. The pro forma results include acquisition related costs of $18 million, which are nonrecurring, as well as depreciation and amortization of $8.5 million.

Period from June 3, 2015 (Formation Date) to June 30, 2015
Pro forma revenues	$19,240
Pro forma net loss attributable to common shareholders	(10,827)

The pro forma information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the Transaction occurred at the beginning of the period, nor does it purport to represent the results of future operations.

Transition Services Agreement

On July 7, 2015, Operating Partnership and Sears Holdings Management Corporation (“SHMC”), a wholly owned subsidiary of Sears Holdings, entered into a transition services agreement (the “Transition Services Agreement”). Pursuant to the Transition Services Agreement, SHMC will provide certain limited services to Operating Partnership during the period from the closing of the Transaction through the 18-month anniversary of the closing, unless Operating Partnership terminates a service. The fees charged to us for the services furnished pursuant to this agreement are itemized on a schedule to the agreement.

Partnership Agreement

On July 7, 2015, Seritage Growth and ESL entered into the agreement of limited partnership of Operating Partnership (the “Partnership Agreement”). Pursuant to the Partnership Agreement, as the sole general partner of Operating Partnership, Seritage Growth exercises exclusive and complete responsibility and discretion in its day-to-day management and control of Operating Partnership, and may not be removed as general partner by the limited partners.

Registration Rights Agreement

On July 7, 2015, Seritage Growth and ESL entered into a registration rights agreement (the “Registration Rights Agreement”). The Registration Rights Agreement provides for, among other things, demand registration rights and piggyback registration rights for ESL.

Master Lease

On July 7, 2015, subsidiaries of Seritage Growth and subsidiaries of Sears Holdings entered into the Master Lease. The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal. The base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease is initially approximately $134 million and will be increased by 2% per annum (cumulative and compounded) for each lease year over the rent for the immediately preceding lease year.

The Master Lease generally is a triple net lease with respect to all space which is leased thereunder to Sears Holdings, subject to proportionate sharing by Sears Holdings for repair and maintenance charges, real property taxes, insurance and other costs and expenses which are common to both the space leased by Sears Holdings and other space occupied by unrelated third-party tenants in the same or other buildings pursuant to third-party leases, space which is recaptured pursuant to Seritage’s recapture rights described below and all other space which is constructed on the properties. The Company possesses certain recapture rights to recapture space at the properties subject to the Master Lease. Similarly, Sears Holdings possesses certain termination rights for properties that cease to be profitable per terms included within the Master Lease.

Unregistered Sales of Equity Securities

On July 7, 2015, the Company issued and sold to a subsidiary of GGP 1,125,760 Class A common shares at a price of $29.58 per share, for an aggregate purchase price of $33.3 million, in a transaction exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof.

On July 7, 2015, the Company issued and sold to a subsidiary of Simon 1,125,760 Class A common shares at a price of $29.58 per share, for an aggregate purchase price of $33.3 million, in a transaction exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof.

On July 7, 2015, the Company issued and sold to ESL 1,589,020 Class B common shares of beneficial interest, par value $0.01 per share (the “Class B common shares”) in connection with an exchange of cash and subscription rights for Class B common shares and limited partnership units of Operating Partnership in a transaction exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof. The aggregate purchase price for the Class B common shares purchased by ESL was $0.9 million.

Creation of a Direct Financial Obligation

On July 7, 2015, Seritage SRC Finance LLC and Seritage KMT Finance LLC, two wholly-owned subsidiaries of Operating Partnership, as borrowers (together, the “Mortgage Borrower”), and certain other subsidiaries of Operating Partnership, entered into a $925 million Loan Agreement (the “Mortgage Loan Agreement”) with JPMorgan Chase Bank, National Association and H/2 SO III Funding LLC.

On July 7, 2015, Seritage SRC Mezzanine Finance LLC and Seritage KMT Mezzanine Finance LLC, two wholly-owned subsidiaries of Operating Partnership and the parent companies of the Mortgage Borrower, as borrowers, entered into a $236 million Loan Agreement (the “Mezzanine Loan Agreement”) with JPMorgan Chase Bank, National Association and H/2 Special Opportunities III Corp., as lenders.

On July 9, 2015, the Company purchased a London Interbank Offered Rates (“LIBOR”) interest rate cap that has a LIBOR strike rate of 3.5% and a term of four years.

Form S-8 Registration Statement

On July 7, 2015, the Company registered 3,250,000 Class A common shares on Form S-8 with the SEC.

On July 7, 2015, the Company granted Benjamin Schall, its Chief Executive Officer, certain “sign-on awards” and “annual equity grants” as required under Mr. Schall’s employment agreement with Seritage Growth and Operating Partnership, dated April 17, 2015.

Employment Agreement

On July 10, 2015, the Company announced that Brian Dickman will commence employment as the Chief Financial Officer and Executive Vice President of Seritage Growth no later than August 17, 2015.

Combined Statements of Investments of Real Estate Assets to be Acquired by

Seritage Growth Properties

(Unaudited)

(in thousands)

	June 30, 2015	December 31, 2014
Assets
Land, buildings and improvements, net	$1,287,423	$1,307,808

See accompanying notes to the Combined Statements of Investments of Real Estate Assets to be Acquired by

Seritage Growth Properties.

Notes to Combined Statements of Investments of Real Estate Assets to be Acquired by

Seritage Growth Properties

(Unaudited)

Note 1—Business

Seritage Growth Properties (“Seritage Growth,” “we,” “us,” “our,” or the “Company”) was organized in Maryland on June 3, 2015. Seritage Growth conducts its operations through Seritage Growth Properties, L.P. (“Operating Partnership”), a Delaware limited partnership that was formed on April 22, 2015.

On July 7, 2015, Seritage Growth acquired 234 of Sears Holdings Corporation’s (“Sears Holdings”) owned properties and one of its ground leased properties (the “Transaction”). The Transaction resulted in the leaseback of most of these properties to Sears Holdings and the consummation of a rights offering (“the Rights Offering”) and private placement to Sears Holdings’ stockholders. Seritage Growth’s primary business following the Transaction consists of acquiring, financing and owning real estate property to be leased to retailers. Seritage Growth’s primary tenant is Sears Holdings under a master lease agreement (the “Master Lease”).

Sears Holdings is the parent company of Kmart Holdings Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Sears Holdings is an integrated retailer that operates a national network of full-line and specialty retail stores in the United States.

The accompanying Combined Statements of Investments of Real Estate Assets to be Acquired by Seritage Growth (“Combined Statements of Investments”) reflects certain owned real estate of 234 retail facilities and one retail facility subject to a ground lease, that were acquired by and ground lease transferred to Seritage Growth from affiliates of Sears Holdings (the “Acquired Properties”) on July 7, 2015. The Acquired Properties consist of approximately 36.9 million square feet of building space and is broadly diversified by location across 49 states and Puerto Rico. The Acquired Properties consist of 84 properties operated under the Kmart brand, 140 properties operated under the Sears brand, and 11 properties leased entirely to third parties.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Combined Statements of Investments reflects the Acquired Properties directly attributable to Sears Holdings’ real estate holdings and now owned by subsidiaries of Operating Partnership pursuant to the Transaction. The Combined Statements of Investments is prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASU”). The Combined Statements of Investments have been derived from the accounting records of Sears Holdings using the historical basis of assets of Sears Holdings. The Company believes the assumptions underlying the Combined Statements of Investments are reasonable. However, the Combined Statements of Investments included herein may not necessarily reflect Seritage Growth’s financial position in the future or what their financial position would have been had Seritage Growth operated independently from Sears Holdings as of the date presented.

The Combined Statements of Investments included in this report are unaudited. In the Company’s opinion, all adjustments necessary for a fair presentation of such Combined Statements of Investments have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The Combined Statements of Investments and notes are presented as permitted by Form 10-Q and certain information included in the annual Combined Statements of Investments and notes thereto has been condensed or omitted. These Combined Statements of Investments should be read in conjunction with Seritage Growth’s Registration Statement on Form S-11 dated June 8, 2015 and declared effective by the Securities and Exchange Commission (“SEC”) on June 9, 2015 (as amended).

Use of Estimates

The Company has made a number of estimates, judgments and assumptions that affect the reported amounts of assets in the Combined Statements of Investments. Estimates are required in order for us to prepare the Combined Statements of Investments in conformity with GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, determining the useful lives of real estate properties and evaluating the impairment of long-lived assets. We have based these estimates, judgments and assumptions on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Land, Buildings and Improvements

Land and buildings are recorded at cost, less accumulated depreciation. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of existing facilities. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.

Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes. The range of lives is generally 20 to 50 years for buildings and improvements.

Land, buildings and improvements, net have been derived from the accounting records of Sears Holdings using the historical basis of assets of Sears Holdings. The range of lives for buildings and improvements, and resulting depreciation expense, is based on the accounting policies of Sears Holdings.

Impairment of Long-Lived Assets

In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, and definite-lived intangible assets, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques.

Note 3—Land, Buildings and Improvements

Land, buildings and improvements, net of accumulated depreciation consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Land	$718,720	$718,720
Buildings and improvements	1,308,899	1,293,867

Gross land, buildings and improvements	2,027,619	2,012,587
Less: accumulated depreciation	(740,196)	(704,779)

Land, buildings and improvements, net	$1,287,423	$1,307,808

Note 4—Concentration of Credit Risks

Concentrations of credit risks arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or having similar economic features that would cause their ability to meet contractual obligations, including those to Seritage Growth, to be similarly affected by changes in economic conditions. Substantially all of Seritage Growth’s real estate properties are leased to Sears Holdings, and the majority of Seritage Growth’s rental revenues are derived from the Master Lease.

Under the terms of the Master Lease and the JV Master Leases, Sears Holdings possesses certain termination rights whereby Sears Holdings can terminate unprofitable stores (those stores that possess Earnings Before Interest, Taxes, Depreciation, Amortization and Rent for the 12 month period ending as of the last day of the most recently completed fiscal quarter of Sears Holdings that is less than the base rent for that store). In order to terminate the Master Lease or JV Master Lease with respect to a certain property, Sears Holdings must make a payment to us of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Sears Holdings’ termination right is limited to terminating the Master Lease with respect to properties representing up to 20% of the aggregate annual rent payment under the Master Lease with respect to all properties in any lease year. In the case of the JV Properties owned by the GGP JV, the Simon JV and the Macerich JV, Sears Holdings’ termination right is limited so that the applicable JV Master Lease is not terminated as to more than four JV Properties, three JV Properties and three JV Properties, respectively, in any lease year.

Sears Holdings is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC; refer to edgar.gov for Sears Holdings Corporation publicly-available financial information. Other than the tenant concentration, the Company believes the current portfolio is reasonably diversified by geographical location and does not contain any other significant concentration of credit risks. The portfolio of 235 Acquired Properties is diversified by location across 49 states and Puerto Rico.

Note 5—Related Party Disclosure

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL. ESL beneficially owned approximately 48% of Sears Holdings’ outstanding common stock at June 30, 2015. Mr. Lampert is also the Chairman of Seritage Growth Properties.

For purposes of funding the purchase price for the Transaction, Seritage Growth effected the Rights Offering to existing Sears Holdings stockholders, including ESL. At the closing of the Transaction, ESL held an approximately 43.5% interest in Operating Partnership and approximately 4.0% and 100% of the outstanding Class A common shares and Class B common shares, respectively.

Note 6—Legal Proceedings

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Court of Chancery, which have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Action, Consol. C.A. No. 11081-VCL. We expect a consolidated complaint to be filed, and until that time, we are not able to provide a description or assessment of such a complaint or potential proceedings related to it. However, the four complaints filed name as defendants Sears Holdings, the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc., Sears Holdings’ CEO and, in some cases, Fairholme Capital Management L.L.C. (“FCM”), alleging, among other things, that Sears Holdings sold the Acquired Properties to Seritage Growth at a price that was unfairly low to Sears Holdings as a result of breaches of fiduciary in connection with the recent Transaction. The current individual complaints also name as a defendant Seritage Growth, alleging that Seritage Growth aided and abetted these alleged fiduciary breaches. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts and equitable relief related to the Transaction. The Company believes that the plaintiffs’ claims are legally without merit and intends to contest these lawsuits vigorously.

Note 7—Subsequent Events

On July 7, 2015, Sears Holdings completed the Transaction, and Seritage Growth acquired the portfolio of 235 Acquired Properties for approximately $2.2 billion.

Combined Statements of Investments of Real Estate Assets of JV Properties to be Acquired by

Seritage Growth Properties

(Unaudited)

(in thousands)

	June 30, 2015	December 31, 2014
Assets
Land, buildings and improvements, net	$236,973	$242,578
Below-market ground leases, net	941	947

Total assets	$237,914	$243,525

See accompanying notes to the Combined Statements of Investments of Real Estate Assets of JV Properties to be

Acquired by Seritage Growth Properties.

Notes to Combined Statements of Investments of Real Estate Assets of JV Properties to be Acquired by Seritage Growth Properties

(Unaudited)

Note 1—Business

Seritage Growth Properties (“Seritage Growth,” “we,” “us,” “our,” or the “Company”) was organized in Maryland on June 3, 2015. Seritage Growth conducts its operations through Seritage Growth Properties, L.P. (“Operating Partnership”), a Delaware limited partnership that was formed on April 22, 2015.

On July 7, 2015, Seritage Growth acquired 31 of the properties (the “Transaction”) indirectly associated with Sears Holdings Corporation (“Sears Holdings”). The Transaction included the acquisition of 50% interests in each of the GS Portfolio Holdings LLC, a joint venture between Sears Holdings and a subsidiary of General Growth Properties, Inc. (the “GGP JV,” and such interest, the “GGP JV Interest”), SPS Portfolio Holdings LLC, a joint venture between Sears Holdings and a subsidiary of Simon Property Group, Inc. (the “Simon JV,” and such interest, the “Simon JV Interest”), and MS Portfolio LLC, a joint venture between Sears Holdings and a subsidiary of The Macerich Company (the “Macerich JV,” and such interest, the “Macerich JV Interest”) and the consummation of a rights offering (the “Rights Offering”) and private placement to Sears Holdings’ stockholders. The GGP JV Interest, Simon JV Interest, and Macerich JV Interest (collectively, the “JV Interests”) include twelve, ten, and nine properties, respectively (collectively, the “JV Properties”), and, the leaseback of most of these properties by the joint ventures (the “JVs”) to Sears Holdings. Seritage Growth’s primary business consists of acquiring, financing and owning real estate property to be leased to retailers. Through its investments in the JVs, Seritage Growth’s primary tenant is Sears Holdings under master lease agreements (collectively, the “JV Master Leases”).

Sears Holdings is the parent company of Kmart Holdings Corporation (“Kmart”) and Sears, Roebuck and Co. (“Sears”). Sears Holdings is an integrated retailer that operates a national network of full-line and specialty retail stores in the United States.

The accompanying Combined Statements of Investments of Real Estate Assets of JV Properties to be Acquired by Seritage Growth Properties reflects certain owned real estate of 28 retail facilities, one retail facility subject to a ground lease, and two retail facilities subject to leases, that were acquired by and ground leases and leases transferred to the JVs from affiliates of Sears Holdings during April 2015. The Combined Statements of Investments of Real Estate Assets of JV Properties to be Acquired by Seritage Growth Properties have been derived from the accounting records of Sears Holdings using the historical basis of assets of Sears Holdings. The portfolio of 31 properties is broadly diversified by location across 17 states. The properties consist of properties primarily operated under the Sears brand.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying Combined Statements of Investments reflect the 31 properties directly attributable to Sears Holdings’ real estate holdings that are now 50% owned indirectly through the JV Interests by Operating Partnership or its subsidiaries pursuant to the Transaction. The Combined Statements of Investments are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASU”). The Combined Statements of Investments have been derived from the accounting records of Sears Holdings using the historical basis of assets of Sears Holdings. The Company believes the assumptions underlying the Combined Statements of Investments are reasonable. However, the Combined Statements of Investments included herein may not necessarily reflect our financial position in the future or what their financial position would have been had Seritage Growth operated independently from Sears Holdings as of the date presented.

The Combined Statements of Investments included in this report are unaudited. In the Company’s opinion, all adjustments necessary for a fair presentation of such Combined Statements of Investments have been included. Such adjustments consisted of normal recurring items. Interim results are not necessarily indicative of results for a full year.

The Combined Statements of Investments and notes are presented as permitted by Form 10-Q and certain information included in our annual Combined Statements of Investments and notes thereto has been condensed or omitted. These Combined Statements of Investments should be read in conjunction with Seritage Growth’s Registration Statement on Form S-11 dated June 8, 2015 and declared effective by the Securities and Exchange Commission (“SEC”) on June 9, 2015 (as amended).

Use of Estimates

The Company has made a number of estimates, judgments and assumptions that affect the reported amounts of assets in the Combined Statements of Investments. Estimates are required in order for us to prepare the Combined Statements of Investments in conformity with GAAP. Significant estimates, judgments and assumptions are required in a number of areas, including, but not limited to, determining the useful lives of real estate properties and evaluating the impairment of long-lived assets. We have based these estimates, judgments and assumptions on historical experience and various other factors that it believes to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions and conditions.

Land, Buildings and Improvements

Land and buildings are recorded at cost, less accumulated depreciation. Additions and substantial improvements are capitalized and include expenditures that materially extend the useful lives of existing facilities. Maintenance and repairs that do not materially improve or extend the lives of the respective assets are expensed as incurred.

Depreciation expense is recorded over the estimated useful lives of the respective assets using the straight-line method for financial statement purposes. The range of lives is generally 20 to 50 years for buildings and improvements.

Land, buildings and improvements, net have been derived from the accounting records of Sears Holdings using the historical basis of assets of Sears Holdings. The range of lives for buildings and improvements, and resulting depreciation expense, is based on the accounting policies of Sears Holdings.

Below-Market Ground Leases

Below-market ground leases are recorded based on their acquisition date fair value and are amortized over the remaining lives of the respective ground leases. The below-market ground lease is amortized over the remaining useful life of approximately 87 years. Below-market ground leases have been derived from the accounting records of Sears Holdings using the historical basis of assets of Sears Holdings. The range of lives, and resulting amortization expense, is based on the accounting policies of Sears Holdings.

Impairment of Long-Lived Assets

In accordance with accounting standards governing the impairment or disposal of long-lived assets, the carrying value of long-lived assets, including land, buildings and improvements, and definite-lived intangible assets, is evaluated whenever events or changes in circumstances indicate that a potential impairment has occurred relative to a given asset or assets. Factors that could result in an impairment review include, but are not limited to, a current period cash flow loss combined with a history of cash flow losses, current cash flows that may be insufficient to recover the investment in the property over the remaining useful life, a projection that demonstrates continuing losses associated with the use of a long-lived asset, significant changes in the manner of use of the assets, or significant changes in business strategies. An impairment loss is recognized when the estimated undiscounted cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset (if any) are less than the carrying value of the asset. When an impairment loss is recognized, the carrying amount of the asset is reduced to its estimated fair value as determined based on quoted market prices or through the use of other valuation techniques.

Note 3—Land, Buildings and Improvements

Land, buildings and improvements, net of accumulated depreciation consists of the following (in thousands):

	June 30, 2015	December 31, 2014
Land	$132,243	$132,243
Buildings and improvements	266,861	265,220

Gross land, buildings and improvements	399,104	397,463
Less: accumulated depreciation	(162,131)	(154,885)

Land, buildings and improvements, net	$236,973	$242,578

Note 4—Below-Market Ground Leases

The following summarizes our below-market ground leases (in thousands):

	June 30, 2015	December 31, 2014
Below-market ground leases	$1,066	$1,066
Less: accumulated amortization	(125)	(119)

Below-market ground leases, net	$941	$947

The expected amortization for below-market ground leases for the years ending is as follows (in thousands):

Expected Amortization

Year	Amount
2015 (remainder)	$6
2016	12
2017	12
2018	12
2019	12
Thereafter	887

Note 5—Concentration of Credit Risks

Concentrations of credit risks arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or having similar economic features that would cause their ability to meet contractual obligations, including those to Seritage Growth, to be similarly affected by changes in economic conditions. Substantially all of Seritage Growth’s real estate properties are leased to Sears Holdings, and the majority of Seritage Growth’s rental revenues are derived from the Master Lease. Under the terms of the Master Lease and the JV Master Leases, Sears Holdings possesses certain termination rights whereby Sears Holdings can terminate unprofitable stores (those stores that possess Earnings Before Interest, Taxes, Depreciation, Amortization and Rent for the 12 month period ending as of the last day of the most recently completed fiscal quarter of Sears Holdings that is less than the base rent for that store). In order to terminate the Master Lease or JV Master Lease with respect to a certain property, Sears Holdings must make a payment to us of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Sears Holdings’ termination right is limited to terminating the Master Lease with respect to properties representing up to 20% of the aggregate annual rent payment under the Master Lease with respect to all properties in any lease year. In the case of the JV Properties owned by the GGP JV, the Simon JV and the Macerich JV, Sears Holdings’ termination right is limited so that the applicable JV Master Lease is not terminated as to more than four JV Properties, three JV Properties and three JV Properties, respectively, in any lease year.

Sears Holdings is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC; refer to edgar.gov for Sears Holdings Corporation publicly-available financial information. Other than the tenant concentration, the Company believes the current portfolio is reasonably diversified by geographical location and does not contain any other significant concentration of credit risks. The portfolio of 235 Acquired Properties is diversified by location across 49 states and Puerto Rico.

Note 6—Related Party Disclosure

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL. ESL beneficially owned approximately 48% of Sears Holdings’ outstanding common stock at June 30, 2015. Mr. Lampert is also the Chairman of Seritage Growth Properties.

For purposes of funding the purchase price for the Transaction, Seritage Growth effected the Rights Offering to existing Sears Holdings stockholders, including ESL. At the closing of the Transaction, ESL held an approximately 43.5% interest in Operating Partnership and approximately 4.0% and 100% of the outstanding Class A common shares and Class B common shares, respectively.

Note 7—Legal Proceedings

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Court of Chancery, which have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Action, Consol. C.A. No. 11081-VCL. We expect a consolidated complaint to be filed, and until that time, we are not able to provide a description or assessment of such a complaint or potential proceedings related to it. However, the four complaints filed name as defendants Sears Holdings, the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc., Sears Holdings’ CEO and, in some cases, Fairholme Capital Management L.L.C. (“FCM”), alleging, among other things, that Sears Holdings sold the Acquired Properties to Seritage Growth at a price that was unfairly low to Sears Holdings as a result of breaches of fiduciary in connection with the recent Transaction. The current individual complaints also name as a defendant Seritage Growth, alleging that Seritage Growth aided and abetted these alleged fiduciary breaches. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts and equitable relief related to the Transaction. The Company believes that the plaintiffs’ claims are legally without merit and intends to contest these lawsuits vigorously.

Note 8—Subsequent Events

On July 7, 2015, Sears Holdings completed the Transaction, and Seritage Growth acquired Sears Holdings’ interests in the GGP JV, the Simon JV, and the Macerich JV for approximately $429 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read together with the financial statements and the related notes included elsewhere herein. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those discussed in forward-looking statements. Factors that might cause a difference include, but are not limited to, those discussed under “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” below. References herein to “Seritage Growth,” the “Company”, “we”, “us”, or “our” refer to Seritage Growth Properties and its subsidiaries, including Operating Partnership.

Overview

Seritage Growth is a newly organized entity that was formed in Maryland on June 3, 2015. The Company conducts its operations through Seritage Growth Properties, L.P. (together with its subsidiaries, “Operating Partnership”), a Delaware limited partnership, formed on April 22, 2015. Our principal offices are currently located at 54 West 40th Street, 10th Floor, New York, New York, and our main telephone number is currently (212) 355-7800. Seritage Growth intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our taxable year ending December 31, 2015.

On July 6, 2015, Seritage Growth became a publicly traded, self-administered, self-managed REIT primarily engaged in the real property business through its investment in the Operating Partnership. On July 7, 2015, Seritage Growth acquired properties and three 50% joint venture interests from Sears Holdings Corporation (the “Transaction”). As a result of the Transaction, our portfolio consists of 235 properties (the “Acquired Properties”) that were previously owned (or, in one case, ground-leased) by Sears Holdings Corporation (“Sears Holdings”). In addition, we own three 50% joint venture interests (collectively, the “JV Interests”) in an additional twelve, ten and nine properties (collectively, the “JV Properties”), which were previously owned by Sears Holdings. We will account for the JV Interests under the equity method of accounting as we share control over major decisions with the joint venture partners.

We lease (or sublease) a substantial majority of the space at all but 11 of the Acquired Properties (such 11 properties, the “Third-Party Properties”) back to Sears Holdings under a master lease agreement (the “Master Lease”), with the remainder of such space leased to third-party tenants. The Third-Party Properties, which do not currently contain a Sears Holdings store, will not have any space leased to Sears Holdings, and will instead be leased solely to third-party tenants. A substantial majority of the space at the JV Properties is also leased to Sears Holdings by, as applicable, GS Portfolio Holdings LLC (the “GGP JV”), a joint venture between a subsidiary of the Operating Partnership and a subsidiary of General Growth Properties, Inc. (together with its other subsidiaries, “GGP”), SPS Portfolio Holdings LLC (the “Simon JV”), a joint venture between a subsidiary of the Operating Partnership and a subsidiary of Simon Property Group, Inc. (together with its other subsidiaries, “Simon”), or MS Portfolio LLC (the “Macerich JV” and, together with the GGP JV and the Simon JV, each, a “JV”), a joint venture between a subsidiary of the Operating Partnership and a subsidiary of The Macerich Company (together with its subsidiaries, “Macerich”), in each case under a separate master lease with each JV (the “JV Master Leases”).

We generate revenues primarily by leasing our properties to tenants, including both Sears Holdings and third-party tenants, who operate retail stores (and potentially other uses) in the leased premises, a business model common to many publicly traded REITs. In addition to revenues generated under the Master Lease through rent payments from Sears Holdings, we generate revenue through leases to third-party tenants under existing and future leases for space at our properties, including the Acquired Properties. The Master Lease provides us with the right to recapture up to approximately 50% of the space within the Acquired Properties (subject to certain exceptions), in addition to all of any automotive care centers which are free-standing or attached as “appendages” to the Acquired Properties, and all outparcels or outlots, as well as certain portions of parking areas and common areas, at the Acquired Properties leased to Sears Holdings under the Master Lease. Upon exercise of this recapture right, we must pay certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to third-party tenants on potentially superior terms determined by us and for our own account. We also have the right to recapture 100% of the space within the Sears Holdings main store located on each of 21 identified Acquired Properties by making a specified lease termination payment to Sears Holdings, after which we expect to be able to reposition and re-lease those stores and potentially generate additional revenue.

Our initial portfolio of 235 Acquired Properties, consisting of approximately 36.9 million square feet of building space, is broadly diversified by location across 49 states and Puerto Rico. These Acquired Properties consist of 84 properties operated under the Kmart brand, 140 operated under the Sears brand, and 11 properties leased entirely to third parties. At certain of the Acquired Properties, third parties under existing leases occupy a portion of the overall leasable space alongside Sears Holdings. Third-party tenants initially represent approximately 6.6% of our overall portfolio as a percentage of total leasable space and approximately 10% of existing rent. The amount of space leased to third-party tenants, and the resulting revenue, are expected to increase as we recapture space under the Master Lease and then re-lease it to such third-party tenants.

To maintain REIT status, the Company must meet a number of organizational and operational requirements, including a requirement that we distribute annually to our shareholders at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains. See “Risk Factors – Risks Related to Status as a REIT.”

Results of Operations

Revenues

Seritage Growth’s earnings are primarily the result of the rental revenue from the Master Lease through rent payments from Sears Holdings. The base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease is initially approximately $134 million in the first lease year. In conformity with accounting principles generally accepted in the United States of America (“GAAP”), rental revenues will be recognized on a straight-line basis of approximately $146 million per year. The Master Lease generally is a triple net lease between Operating Partnership and Sears Holdings. The Master Lease has an initial term of ten years and the aggregate rent for all of the Acquired Properties is initially set at fair market value. In each of the initial and first two renewal terms, after the first lease year, the annual rent will be increased by 2% per annum (cumulative and compounded) for each lease year over the rent for the immediately preceding lease year. Rent for the additional renewal periods will be set at the greater of the then-current rent rate and a fair market rent determined based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors.

The Master Lease provides Seritage Growth the right to recapture up to approximately 50% of the space within the Sears or Kmart stores located at the Acquired Properties (subject to certain exceptions), in addition to all of any automotive care centers which are freestanding or attached as “appendages” to such stores, and all outparcels or outlots, as well as certain portions of parking areas and common areas, at the Acquired Properties leased to Sears Holdings under the Master Lease, allowing us to reconfigure and rent the recaptured space to third-party tenants on potentially superior terms determined by us and for our own account. We also have the right to recapture 100% of the space within the Sears Holdings main store located on each of 21 identified Acquired Properties by making a specified lease termination payment to Sears Holdings, after which we expect to be able to reposition and re-lease those stores and potentially generate additional revenue.

Sears Holdings represents approximately 90% of existing rent. The Master Lease contains provisions requiring Sears Holdings to provide us with financial information about it which is intended to help us monitor Sears Holdings’ creditworthiness, including certain audited annual financial statements and unaudited quarterly financial statements and statements of Earnings Before Interest, Taxes, Depreciation and Amortization and Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (“EBITDAR”) with respect to each Acquired Property that is within a specified threshold of the EBITDAR condition that would allow Sears Holdings to terminate the Master Lease as to that Acquired Property, and upon our request, to provide documentation and/or information to help it ensure that Sears Holdings is complying with the requirements to maintain Seritage Growth’s status as a REIT.

Under the Master Lease, Sears Holdings and/or one or more of its subsidiaries will be required to make all expenditures reasonably necessary to maintain the premises in good appearance, repair and condition. Revenues from tenant reimbursement income will equal expenditures for which Sears Holdings reimburses us pursuant to the terms of the Master Lease.

In addition to revenues generated under the Master Lease through rent payments from Sears Holdings, we generate revenue through leases to third-party tenants under existing and future leases for space at our properties, including the Acquired Properties. We expect to receive approximately $16 million per year for lease agreements currently in place for which rent has commenced.

Revenues also include the accretion related to below-market leases where we are the lessor, and amortization related to above-market leases where we are the lessor, which are expected to be $1.2 million, and ($74 thousand) annually based on a preliminary purchase price allocation.

Expenses

General and administrative expenses are expected for items such as compensation costs, professional services, legal expenses, property management and leasing costs, office costs and other costs associated with development activities. To the extent requested by the Company, Sears Holdings Management Corporation will provide Seritage Growth with certain administrative and support services pursuant to a Transition Services Agreement. The fees charged to us for the services furnished pursuant to this agreement are itemized in a schedule to the agreement.

We will incur costs as a result of becoming a publicly traded company independent from Sears Holdings. As an independent public company, we expect to incur incremental costs to support our business, including management personnel, legal expenses, finance, and human resources as well as certain costs associated with becoming a public company. These additional annual operating charges are estimated to be approximately $15 million.

Property operating expenses are expected for expenditures necessary to maintain the premises in good appearance, repair and condition and will be paid or reimbursed by Sears Holdings pursuant to the Master Lease with respect to space occupied by Sears Holdings and, in many cases, by tenants under third-party leases with respect to space occupied by such tenants. Property operating expenses will also include other expenses expected to be paid or reimbursed by Sears Holdings or third-party tenants such as property taxes, common area expenses and management fees. Property operating expenses, including property taxes, which are not expected to be paid or reimbursed by Sears Holdings or third-party tenants are expected to be paid by us. Property operating expenses are expected to be approximately $96 million per year, with the majority of such expenses being paid or reimbursed by Sears Holdings or third-party tenants.

Seritage Growth will incur depreciation and amortization expense of buildings, improvements and lease intangibles acquired from Sears Holdings pursuant to the Transaction. Depreciation expense will be determined based on the useful lives of the properties. The preliminary estimate of depreciation and amortization expense is approximately $114 million annually.

Seritage Growth will incur interest expense and other loan-related charges related to Seritage Growth’s indebtedness. Seritage Growth will incur interest expense from its borrowing obligations plus the amortization of its anticipated debt issuance costs related to its indebtedness. In conjunction with the Transaction, Seritage Growth obtained approximately $1,161 million in outstanding borrowings and expects annual cash interest costs of approximately $56 million.

Liquidity and Capital Resources

For purposes of funding the purchase price of the Acquired Properties (directly or through the acquisition of the entities owning such Acquired Properties) and the JV Interests (with remaining proceeds used for working capital and other general purposes): (1) the Company entered into an agreement with Sears Holdings to subscribe for subscription rights to acquire Seritage Growth common shares, which Sears Holdings distributed to its stockholders for proceeds of $660.6 million, as well as an agreement with each of GGP and Simon to issue and sell to each of GGP and Simon, respectively, Seritage Growth common shares for an aggregate purchase price of $33.3 million for each of GGP and Simon in the private placements of Class A common shares of beneficial interest, par value $0.01 per share (the “Class A common shares”) of the Company to GGP and Simon and (2) Operating Partnership engaged in a private placement of Operating Partnership units to ESL for proceeds of $715.1 million and Seritage Growth engaged in a private placement of Seritage Growth non-economic shares to ESL for proceeds of $0.9 million and an offering of Seritage Growth non-voting shares to clients (“Fairholme Clients”) of Fairholme Capital Management L.L.C. (“FCM”) for proceeds of $200.9 million. The purchase price was also funded through a mortgage loan and mezzanine mortgage loan obtained by wholly-owned subsidiaries of Operating Partnership of $925.0 million and $236.2 million, respectively.

At the closing of the Transaction, Seritage Growth and Operating Partnership used the proceeds from the foregoing transactions and the assumption of such indebtedness to purchase the Acquired Properties (directly or through the acquisition of entities owning such Acquired Properties) and the JV Interests from Sears Holdings, such indebtedness became, on a consolidated basis, indebtedness of Operating Partnership (with the proceeds of such indebtedness distributed to Sears Holdings prior to the closing of the Transaction and, therefore, not available to us) and Sears Holdings and Operating Partnership entered into the Master Lease.

As part of the financing completed in connection with the closing of the Transaction, Operating Partnership has access to a funding facility in the amount of $100 million that was undrawn at the closing of the Transaction and available to finance redevelopment projects at the properties post-closing subject to satisfaction of certain conditions.

Capital Expenditures

Under the Master Lease and the JV Master Leases, certain capital expenditures for properties leased thereunder are the responsibility of the tenant. Additionally, the Company anticipates incurring capital expenditures of approximately $42 million over the next one to two years in connection with the redevelopment of certain properties (excluding expected but not yet committed capital expenditures), for which Sears Holdings deposited $42 million into an escrow account in connection with the indebtedness we assumed at the closing of the Transaction.

Contractual Obligations and Commitments

In addition to the indebtedness described above, Sears Holdings assigned to Operating Partnership various ground leases on certain of the Acquired Properties. The anticipated future minimum lease commitments of Seritage Growth for the Acquired Properties are approximately $1.3 million. Note that this does not include commitments related to obligations that are variable in nature and as such is not an illustration of anticipated payments the Company will incur related to these leases over the respective lease terms.

Information concerning our obligations and commitments to make future payments under contracts such as debt and lease agreements as of July 7, 2015 is aggregated in the following table.

		Payments Due by Period
Contractual Obligations (unaudited)	Total	Within 1 Year	1-3 Years	4-5 Years	After 5 Years
Thousands
Long-term debt(1)	$1,385,835	$56,160	$1,329,675	$—	$—
Operating leases	1,282	45	135	90	1,012

Total contractual obligations	$1,387,117	$56,205	$1,329,810	$90	$1,012

(1)	Including interest payments

Application of Critical Accounting Policies and Estimates

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies have been previously disclosed within our Form S-11 Registration Statement (Registration No. 333-203163) filed with the Securities and Exchange Commission (the “SEC”) on June 8, 2015.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements made in this Quarterly Report on Form 10-Q and in other public announcements by us contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Forward-looking statements are subject to risks and uncertainties that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Forward-looking statements include information concerning our future financial performance, business strategy, plans, goals and objectives. Statements preceded or followed by, or that otherwise include, the words “believes,” “expects,” “anticipates,” “intends,” “estimates,” “plans,” “forecast,” “is likely to” and similar expressions or future or conditional verbs such as “will,” “may” and “could” are generally forward-looking in nature and not historical facts. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to significant risks and uncertainties. Actual results may differ materially from those set forth in the forward-looking statements.

Factors that could cause or contribute to such differences in results include, but are not limited to: competition in the real estate and retail industries; our substantial dependence on Sears Holdings as a tenant and Sears Holdings’ payment of rent to us when due; Sears Holdings’ right to terminate the Master Lease with respect to properties we lease to it and other rights under the Master Lease with us; risks relating to our recapture and acquisition of properties and redevelopment activities; the terms of our indebtedness; restrictions with which we are required to comply in order to maintain REIT status and other legal requirements to which we are subject; and our lack of operating history. These and other risks, assumptions and uncertainties are described in Part II—Item 1A (Risk Factors) below and in other reports that we file or furnish with the SEC.

While we believe that our forecasts and assumptions are reasonable, we caution that actual results may differ materially. We intend the forward-looking statements to speak only as of the time made and do not undertake to update or revise them as more information becomes available, except as required by law.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk disclosed in the prospectus on Form S-11, which was filed with the SEC on June 10, 2015.

Interest Rate Fluctuations

Under our credit facility, we have $1,161 million of term loans. The interest rate payable on the loans is the 30-day London Interbank Offered Rates (“LIBOR”) rate plus a weighted average spread of 465 basis points. We have purchased a LIBOR interest rate cap that has a LIBOR strike rate of 3.5% and a term of four years. We are subject to market risk with respect to changes in the LIBOR rate. An immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $12 million.

Item 4.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer (our principal executive officer and principal financial officer), we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective as of such date.

(b) Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Part I, Item 1, Note 7 to Condensed Consolidated Balance Sheets of Seritage Growth Properties: Legal Proceedings.

Item 1A.	Risk Factors

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Quarterly Report on Form 10-Q, including our condensed consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common shares of beneficial interest could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Operations

We will be substantially dependent on Sears Holdings, as a tenant, until we diversify the tenancy of our portfolio, and an event that has a material adverse effect on Sears Holdings’ business, financial condition or results of operations could have a material adverse effect on our business, financial condition or results of operations.

Sears Holdings is the lessee of a substantial majority of our properties and accounts for a substantial majority of our revenues. Under the Master Lease, Sears Holdings is required to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, subject to proportionate sharing of certain of these expenses with occupants of the remainder of the space not leased to Sears Holdings. We also rely on Sears Holdings for certain support services, pursuant to the Transition Services Agreement that we have entered into with a subsidiary of Sears Holdings. Sears Holdings may not in the future have sufficient assets, income and access to financing to enable it to satisfy its payment obligations under the Master Lease. In addition, Sears Holdings has disclosed that its domestic pension and postretirement benefit plan obligations are currently underfunded. Sears Holdings may have to make significant cash payments to some or all of its pension and postretirement benefit plans, which would reduce the cash available for its businesses, potentially including its rent obligations under the Master Lease. The inability or unwillingness of Sears Holdings to meet its rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial condition or results of operations, including our ability to pay the interest, principal and other costs and expenses under our financings, or to pay dividends to Seritage Growth shareholders as required to maintain our status as a REIT. For these reasons, if Sears Holdings were to experience a material adverse effect on its business, financial condition or results of operations, our business, financial condition or results of operations could also be materially adversely affected.

Our dependence on rental payments from Sears Holdings as our main source of revenues may limit our ability to enforce our rights under the Master Lease. In addition, we may be limited in our ability to enforce our rights under the Master Lease because it is a unitary lease and does not provide for termination with respect to individual properties by reason of the default of the tenant. Failure by Sears Holdings to comply with the terms of the Master Lease or to comply with the regulations to which the leased properties are subject could require us to find another master lessee for all such leased property and there could be a decrease or cessation of rental payments by Sears Holdings. In such event, we may be unable to locate a suitable master lessee or a lessee for individual properties at similar rental rates and other obligations and in a timely manner or at all, which would have the effect of reducing our rental revenues. In addition, each JV is subject to similar limitations on enforcements of remedies and risks under its respective JV Master Lease, which could reduce the value of our investment in, or distributions to us by, one or more of the JVs.

The bankruptcy or insolvency of any of our tenants, particularly Sears Holdings, could result in the termination of such tenant’s lease and material losses to us.

A tenant bankruptcy or insolvency could diminish the rental revenue we receive from that property or could force us to “take back” tenant space as a result of a default or a rejection of the lease by a tenant in bankruptcy. In particular, a bankruptcy or insolvency of Sears Holdings, which is our primary tenant, could result in a loss of a substantial portion of our rental revenue and materially and adversely affect us. Any claims against bankrupt tenants for unpaid future rent would be subject to statutory limitations that would likely result in our receipt, if at all, of rental revenues that are substantially less than the contractually specified rent we are owed under their leases. In addition, any claim we have for unpaid past rent will likely not be paid in full. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. We may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms. If we do re-lease rejected space, we may incur costs for brokerage, marketing and tenant expenses.

Sears Holdings leases a substantial majority of our properties. Bankruptcy laws afford certain protections to tenants that may also affect the Master Lease or JV Master Leases. Subject to certain restrictions, a tenant under a master lease generally is required to assume or reject the master lease as a whole, rather than making the decision on a property-by-property basis. This prevents the tenant from assuming only the better performing properties and terminating the master lease with respect to the poorer performing properties. Whether or not a bankruptcy court will require that a master lease be assumed or rejected as a whole depends upon a “facts and circumstances” analysis considering a number of factors, including the parties’ intent, the nature and purpose of the relevant documents, whether there was separate and distinct consideration for each property included in the master lease, the provisions contained in the relevant documents and applicable state law. If a bankruptcy court in a Sears Holdings bankruptcy were to allow the Master Lease or a JV Master Lease to be rejected in part, certain underperforming leases related to properties we or the applicable JV as landlord under a JV Master Lease, respectively, own could be rejected by the tenant in bankruptcy while tenant-favorable leases are allowed to remain in place, thereby adversely affecting payments to us derived from the properties. For this and other reasons, a Sears Holdings bankruptcy could materially and adversely affect us.

In addition, although we believe that the Master Lease is a “true lease” for purposes of bankruptcy law, it is possible that a bankruptcy court could re-characterize the lease transaction set forth in the Master Lease as a secured lending transaction. If the Master Lease were judicially recharacterized as a secured lending transaction, we would not be treated as the owner of the property and could lose certain rights as the owner in the bankruptcy proceeding. In addition, each JV is subject to this risk with respect to its JV Master Lease, which could reduce the value of our investment in, or distribution to us by, one or more of the JVs.

Sears Holdings’ right to terminate the Master Lease with respect to a portion of our properties could negatively impact our business, results of operations and financial condition.

Under the terms of the Master Lease, in each year after the first lease year, Sears Holdings will have the right to terminate the Master Lease with respect to properties representing up to 20% of the aggregate annual rent payment under the Master Lease with respect to all properties, if, with respect to a property leased under the Master Lease, the EBITDAR for the twelve-month period ending as of the most recent fiscal quarter end produced by the Sears Holdings store operated there is less than the rent allocated to such property payable during that year. While Sears Holdings must pay a termination fee equal to one year of rent (together with taxes and other expenses) with respect to such property, the value of some of the properties could be materially adversely affected if we are not able to re-lease such properties at the same rates which Sears Holdings was paying in a timely manner or at all, and this may negatively impact our business, results of operations and financial condition. In addition, Sears Holdings will have the right to terminate a portion of the JV Master Lease with the GGP JV with respect to up to four JV Properties in any lease year, the JV Master Lease with the Simon JV with respect to up to three JV Properties in any lease year and the JV Master Lease with the Macerich JV with respect to up to three JV Properties in any lease year, in each case if, with respect to a JV Property owned by the applicable JV, the same EBITDAR condition is satisfied, which could reduce the value of our investment in, or distributions to us by, one or more of the JVs. We have been advised by Sears Holdings that approximately 59 properties (including JV Properties) would qualify for the right of termination as of April 30, 2015.

We may not be able to renew leases or re-lease space at our properties, or lease space in newly recaptured properties, and property vacancies could result in significant capital expenditures.

When leases for our properties expire, the premises may not be re-released in a timely manner or at all, or the terms of re-releasing, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. The loss of a tenant through lease expiration or other circumstances may require us to spend (in addition to other re-letting expenses) significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses. Many of the leases we will enter into or acquire may be for properties that are especially suited to the particular business of the tenants operating on those properties. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions to re-lease the property. In addition, if we are required or otherwise determine to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. Also, we may not be able to lease new properties to an appropriate mix of tenants or for rents that are consistent with our expectations. To the extent that our leasing plans are not achieved or we incur significant capital expenditures as a result of property vacancies, our business, results of operations and financial condition could be materially adversely affected.

Real estate investments are relatively illiquid.

Our properties represent a substantial portion of our total consolidated assets, and these investments are relatively illiquid. Significant expenditures associated with each equity investment, such as mortgage payments, real estate taxes, insurance, and repair and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. If income from a property declines while the related expenses do not decline, our income and cash available to us would be adversely affected. If it becomes necessary or desirable for us to dispose of one or more of our mortgaged properties, we might not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt or other costs and expenses. As a result, our ability to sell one or more of our properties or investments in real estate in response to any changes in economic or other conditions may be limited. If we want to sell a property, we may not be able to dispose of it in the desired time period or at a sale price that would exceed the cost of our investment in that property.

The number of potential buyers for certain properties that we may seek to sell may be limited by the presence of such properties in retail or mall complexes owned or managed by other property owners. In addition, our ability to sell or dispose of certain properties may be hindered by the fact that such properties are subject to the Master Lease or a JV Master Lease, as the terms of the Master Lease and the JV Master Leases or the fact that Sears Holdings is the lessee may make such properties less attractive to a potential buyer than alternative properties that may be for sale. Furthermore, if we decide to sell any of our properties, we may provide financing to purchasers and bear the risk that the purchasers may default, which may delay or prevent our use of the proceeds of the sales for other purposes or the distribution of such proceeds to our shareholders.

Both we and our tenants face a wide range of competition that could affect our ability to operate profitably.

The presence of competitive alternatives, both to our properties and the businesses that lease our properties, affects our ability to lease space and the level of rents we can obtain. Our properties operate in locations that compete with other retail properties and also compete with other forms of retailing, such as catalogs and e-commerce websites. Competition may also come from strip centers, outlet centers, lifestyle centers and malls, and both existing and future development projects. New construction, renovations and expansions at competing sites could also negatively affect our properties. In addition, we compete with other retail property companies for tenants and qualified management. These other retail property companies may have relationships with tenants that we do not have since we have no operating history, including with respect to national chains that may be desirable tenants. If we are unable to successfully compete, our business, results of operations and financial condition could be materially adversely affected.

In addition, the retail business is highly competitive and if our tenants fail to differentiate their shopping experiences, create an attractive value proposition or execute their business strategies, they may terminate, default on, or fail to renew their leases with us, and our results of operations and financial condition could be materially adversely affected. Furthermore, we believe that the increase in digital and mobile technology usage has increased the speed of the transition from shopping at physical locations to web-based purchases and that our tenants, including Sears Holdings, may be negatively affected by these changing consumer spending habits. If our tenants are unsuccessful in adapting their businesses, and, as a result terminate, default on, or fail to renew their leases with us, our results of operations and financial condition could be materially adversely affected.

Our pursuit of investments in and redevelopment of properties, and investments in and acquisitions or development of additional properties, may be unsuccessful or fail to meet our expectations.

We intend to grow our business through investments in, and acquisitions or development of, properties, including through the recapture and redevelopment of space at many of our properties. However, our industry is highly competitive, and we face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. This competition will make it more challenging to identify and successfully capitalize on acquisition and development opportunities that meet our investment objectives. If we are unable to finance acquisitions or other development opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income in order to maintain its qualification as a REIT may limit our ability to rely upon rental payments from leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions or other development opportunities might be limited or curtailed.

Investments in, and acquisitions of, properties we might seek to acquire entail risks associated with real estate investments generally, including (but not limited to) the following risks and as noted elsewhere in this section:

•	we may be unable to acquire a desired property because of competition;

•	even if we are able to acquire a desired property, competition from other potential acquirers may significantly increase the purchase price;

•	even if we enter into agreements for the acquisition of properties, these agreements are subject to customary conditions to closing, including completion of due diligence investigations to our satisfaction;

•	we may incur significant costs and divert management attention in connection with evaluation and negotiation of potential acquisitions, including ones that we are subsequently unable to complete;

•	we may acquire properties that are not initially accretive to our results upon acquisition, and we may not successfully manage and lease those properties to meet our expectations;

•	we may be unable to finance the acquisition on favorable terms in the time period we desire, or at all;

•	even if we are able to finance the acquisition, our cash flow may be insufficient to meet our required principal and interest payments;

•	we may spend more than budgeted to make necessary improvements or renovations to acquired properties;

•	we may be unable to quickly and efficiently integrate new acquisitions, particularly the acquisition of portfolios of properties, into our existing operations;

•	market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and

•	we may acquire properties subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities.

In addition, we intend to redevelop a significant portion of the properties purchased from Sears Holdings in order to make space available for lease to additional retail tenants and potentially other third-party lessees for other uses. The redevelopment of these properties involves the risks associated with real estate development activities generally. Our redevelopment strategies also involve additional risks, including that Sears Holdings may terminate or fail to renew leases with us for the applicable portion of the redeveloped space as a result of our redevelopment activities. If we are unable to successfully redevelop properties or to lease the redeveloped properties to third parties on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

Current and future redevelopment may not yield expected returns.

We expect to undertake redevelopment, expansion and reinvestment projects involving our properties as part of our long-term strategy. Likewise, each JV expects to undertake redevelopment, expansion and reinvestment projects involving its JV Properties, with respect to which we may be required to make additional capital contributions to the applicable JV under certain circumstances. These projects are subject to a number of risks, including (but not limited to):

•	abandonment of redevelopment activities after expending resources to determine feasibility;

•	loss of rental income, as well as payments of maintenance, repair, real estate taxes and other charges, from Sears Holdings related to space that is recaptured pursuant to the Master Lease (or the JV Master Leases) and which may not be re-leased to third parties;

•	restrictions or obligations imposed pursuant to other agreements;

•	construction and/or lease-up costs (including tenant improvements or allowances) and delays and cost overruns, including construction costs that exceed original estimates;

•	failure to achieve expected occupancy and/or rent levels within the projected time frame or at all;

•	inability to operate successfully in new markets where new properties are located;

•	inability to successfully integrate new or redeveloped properties into existing operations;

•	difficulty obtaining financing on acceptable terms or paying operating expenses and debt service costs associated with redevelopment properties prior to sufficient occupancy and commencement of rental obligations under new leases;

•	changes in zoning, building and land use laws, and conditions, restrictions or limitations of, and delays or failures to obtain, necessary zoning, building, occupancy, land use and other governmental permits;

•	changes in local real estate market conditions, including an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants;

•	negative perceptions by retailers or shoppers of the safety, convenience and attractiveness of the property;

•	exposure to fluctuations in the general economy due to the significant time lag between commencement and completion of redevelopment projects; and

•	vacancies or ability to rent space on favorable terms, including possible market pressures to offer tenants rent abatements, tenant improvements, early termination rights or below-market renewal options.

If any of these events occur at any time during the process with respect to any project, overall project costs may significantly exceed initial cost estimates, which could result in reduced returns or losses from such investments. In addition, we may not have sufficient liquidity to fund such projects, and delays in the completion of a redevelopment project may provide various tenants the right to withdraw from a property.

Rising expenses could reduce cash flow and funds available for future acquisitions.

If any property is not fully occupied or becomes vacant in whole or in part, or if rents are being paid in an amount that is insufficient to cover operating costs and expenses, we could be required to expend funds with respect to that property for operating expenses. Our properties are subject to increases in tax rates and tax assessments, utility costs, insurance costs, repairs, maintenance and administrative expenses, and other operating expenses. We may also incur significant expenditures as a result of deferred maintenance for the properties we have already acquired (subject to reserved funds to cover certain of these costs) and other properties we may acquire in the future. While properties under the Master Lease and the JV Master Leases are generally leased on a triple-net basis (subject to proportionate sharing of operating expenses with respect to space not leased by Sears Holdings), renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions and other operating expenses, we could be required to pay those costs which could adversely affect funds available for future acquisitions or cash available for distributions.

Real estate related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisitions of properties. Generally, from time to time our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although the Master Lease and some third-party tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will reduce our income and the cash available for distributions to our shareholders.

Changes in building and/or zoning laws may require us to update a property in the event of recapture or prevent us from fully restoring a property in the event of a substantial casualty loss and/or require us to meet additional or more stringent construction requirements.

Due to changes, among other things, in applicable building and zoning laws, ordinances and codes that may affect certain of our properties that have come into effect after the initial construction of the properties, certain properties may not comply fully with current building and/or zoning laws, including electrical, fire, health and safety codes and regulations, use, lot coverage, parking and setback requirements, but may qualify as permitted non-conforming uses. Such changes in building and zoning laws may require updating various existing physical conditions of buildings in connection with our recapture, renovation, and/or redevelopment of properties. In addition, such changes in building and zoning laws may limit our or our tenants’ ability to restore the premises of a property to its previous condition in the event of a substantial casualty loss with respect to the property or the ability to refurbish, expand or renovate such property to remain compliant, or increase the cost of construction in order to comply with changes in building or zoning codes and regulations. If we are unable to restore a property to its prior use after a substantial casualty loss or are required to comply with more stringent building or zoning codes and regulations, we may be unable to re-lease the space at a comparable effective rent or sell the property at an acceptable price, which may materially and adversely affect us.

Our real estate assets may be subject to impairment charges.

On a periodic basis, we must assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. A property’s value is considered to be impaired only if the estimated aggregate future cash flows (undiscounted and without interest charges) to be generated by the property are less than the carrying value of the property. In our estimate of cash flows, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows considers the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. These assessments may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. We may take charges in the future related to the impairment of our assets, and any future impairment could have a material adverse effect on our results of operations in the period in which the charge is taken.

Properties in our portfolio may be subject to ground leases; if we are found to be in breach of these ground leases or are unable to renew them, we could be materially and adversely affected.

We have one property in our portfolio that is on land subject to a ground lease. Accordingly, we only own a long-term leasehold or similar interest in the land underlying this property, and we own the improvements thereon only during the term of the ground lease. In the future, our portfolio may include additional properties subject to ground leases. If we are found to be in breach of a ground lease, we could lose the right to use the property and could also be liable to the ground lessor for damages. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, which we may be unable to do, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise options to extend the term of our ground lease is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we may not be able to exercise our options at such time. In addition, three JV Properties are ground leased or leased and, therefore, subject to similar risks. Furthermore, we may not be able to renew our ground lease or future ground leases upon their expiration (after the exercise of all renewal options). If we were to lose the right to use a property due to a breach or non-renewal or final expiration of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect our business, financial conditions or results of operations.

Certain properties within our portfolio are subject to restrictions pursuant to reciprocal easement agreements, operating agreements, or similar agreements, some of which contain a purchase option or right of first refusal or right of first offer in favor of a third party.

Many of the properties in our portfolio are, and properties that we acquire in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements (collectively, “Property Restrictions”) that could adversely affect our ability to lease space to third parties. Such Property Restrictions could include, for example, limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on use of properties, including for retail uses only; limitations affecting parking requirements; restrictions on exterior or interior signage or facades; or access to an adjoining mall, among other things. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding, redeveloping or re-leasing properties. Failure to secure such consents when necessary may harm our ability to execute leasing, redevelopment or expansion strategies, which could adversely affect our business, financial condition or results of operations. In certain cases, a third party has a purchase option or right of first refusal or right of first offer that is activated by a sale or transfer of the property, or a change in use or operations, including a closing of the Sears Holdings operation or cessation of business operations, on the encumbered property.

Economic conditions may affect the cost of borrowing, which could materially adversely affect our business.

Our business is affected by a number of factors that are largely beyond our control but may nevertheless have a significant negative impact on us. These factors include, but are not limited to:

•	interest rates and credit spreads;

•	the availability of credit, including the price, terms and conditions under which it can be obtained;

•	a decrease in consumer spending or sentiment, including as a result of increases in savings rates and tax increases, and any effect that this may have on retail activity;

•	the actual and perceived state of the real estate market, market for dividend-paying stocks and public capital markets in general; and

•	unemployment rates, both nationwide and within the primary markets in which we operate.

In addition, economic conditions such as inflation or deflation could materially adversely affect our business, financial condition and results of operations. Deflation may have an impact on our ability to repay our debt. Deflation may delay consumption and thus weaken tenant sales, which may reduce our tenants’ ability to pay rents. Deflationary pressure on retailers may diminish their ability to rent our space and decrease our ability to re-lease the space on favorable terms to us. In an inflationary economic environment, increased inflation may have a pronounced negative impact on the interest expense we pay in connection with our indebtedness and our general and administrative expenses, as these costs could increase at a rate higher than rents we collect. Also, inflation may adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our own results of operations. Restricted lending practices may impact our ability to obtain financing for our properties and may also negatively impact our tenants’ ability to obtain credit. Decreases in consumer demand can have a direct impact on our tenants and the rents we receive.

Compliance with the Americans with Disabilities Act may require us to make expenditures that adversely affect our cash flows.

The Americans with Disabilities Act (the “ADA”) has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the United States government or an award of damages to private litigants, or both. While the tenants to whom our properties are leased are generally obligated by law or lease to comply with the ADA provisions applicable to the property being leased to them, if required changes involve other property not being leased to such tenants, if the required changes include greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. Moreover, certain third-party leases may require the landlord to comply with the ADA with respect to the building as a whole and/or the tenant’s space. As a result of any of the foregoing circumstances, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition.

Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations.

As the owner or operator of various real properties and facilities, we must comply with various federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning restrictions. Historically, Sears Holdings has not incurred significant expenditures to comply with these laws with respect to the substantial majority of the space at the properties. However, a substantial portion of our properties that have resulted in certain remediation activities currently include, or previously included, automotive care center facilities and retail fueling facilities, and/or above-ground or underground storage tanks, and are or were subject to laws and regulations governing the handling, storage and disposal of hazardous substances contained in some of the products or materials used or sold in the automotive care center facilities (such as gasoline, motor oil, fluid in hydraulic lifts, antifreeze, solvents and lubricants), the recycling/disposal of batteries and tires, air emissions, wastewater discharges and waste management. In addition to these products, the equipment in use or previously used at such properties, such as service equipment, car lifts, oil/water separators, and storage tanks, has been subject to increasing environmental regulation relating to, among other things, the storage, handling, use, disposal and transportation of hazardous materials. There are also federal, state and local laws, regulations and ordinances that govern the use, removal and/or replacement of underground storage tanks in the event of a release on, or an upgrade or redevelopment of, certain properties. Such laws, as well as common-law standards, may impose liability for any releases of hazardous substances associated with the underground storage tanks and may provide for third parties to seek recovery from owners or operators of such properties for damages associated with such releases. If hazardous substances are released from any underground storage tanks on any of our properties, we may be materially and adversely affected. In a few states, transfers of some types of sites are conditioned upon clean-up of contamination prior to transfer. If any of our properties are subject to such contamination, we may be subject to substantial clean-up costs before we are able to sell or otherwise transfer the property.

Under the Master Lease, Sears Holdings is required to indemnify us from certain environmental liabilities at the properties purchased from Sears Holdings before or during the period in which each property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings). Although existing and future third-party leases are expected to require tenants generally to indemnify us for such tenants’ non-compliance with environmental laws as a result of their occupancy, such tenants typically will not be required to indemnify us for environmental non-compliance arising prior to their occupancy. In such cases, we may incur costs and expenses under such leases or as a matter of law. The amount of any environmental liabilities could exceed the amounts for which Sears Holdings or other third parties are required to indemnify us (or the applicable JV) or their financial ability to do so. In addition, under the terms of the agreements governing our indebtedness, we have deposited funds in a reserve account that will be used to fund costs incurred in correcting certain environmental and other conditions. The amount of such funds may not be sufficient to correct the environmental and other conditions to which they are expected to be applied.

In addition, additional laws which may be passed in the future, or a finding of a violation of or liability under existing laws, could require us and/or one or more of the JVs to make significant expenditures and otherwise limit or restrict some of our or its or their operations, which could have an adverse effect on our business, financial condition and results of operations.

Environmental compliance costs and liabilities associated with real estate properties owned by us may materially and adversely affect us.

Our properties may be subject to known and unknown environmental liabilities under various federal, state and local laws and regulations relating to human health and the environment. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons, including owners or operators, for the costs of investigation or remediation of contaminated properties. These laws and regulations apply to past and present business operations on the properties, and the use, storage, handling and recycling or disposal of hazardous substances or wastes. We may face liability regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination or the party responsible for the contamination of the property.

We may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any of our properties from which there has been a release or threatened release of a regulated material as well as other affected properties, regardless of whether we knew of or caused the release.

As the owner or operator of real property, we may also incur liability based on various building conditions. For example, buildings and other structures on properties that we currently own or operate or those we acquire or operate in the future contain, may contain, or may have contained, asbestos-containing material (or “ACM”). Environmental, health and safety laws require that ACM be properly managed and maintained and may impose fines or penalties on owners, operators or employers for non-compliance with those requirements. These requirements include special precautions, such as removal, abatement or air monitoring, if ACM would be disturbed during maintenance, renovation or demolition of a building, potentially resulting in substantial costs. In addition, we may be subject to liability for personal injury or property damage sustained as a result of exposure to ACM or releases of ACM into the environment. In addition, the presence of significant mold or other airborne contaminants at any of our properties could require us to undertake a costly remediation program to contain or remove the mold or other airborne contaminants or increase ventilation and/or expose us to liability from our tenants, employees of our tenants, or others if property damage or personal injury occurs.

In addition to these costs, which are typically not limited by law or regulation and could exceed a property’s value, we could be liable for certain other costs, including governmental fines, and injuries to persons, property or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination. Any such costs or liens could have a material adverse effect on our business or financial condition.

Although we intend to require our tenants to undertake to indemnify us for certain environmental liabilities, including environmental liabilities they cause, the amount of such liabilities could exceed the financial ability of the tenant to indemnify us. The presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral.

Each JV is subject to similar risks relating to environmental compliance costs and liabilities associated with its JV Properties, which may reduce the value of our investment in, or distributions to us by, one or more JVs, or require that we make additional capital contributions to one or more JVs.

Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations.

Terrorist attacks or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand, could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

We may have future capital needs and may not be able to obtain additional financing on acceptable terms.

In connection with the acquisition of properties from Sears Holdings, we incurred indebtedness of approximately $1.2 billion in the aggregate. We may incur additional indebtedness in the future to refinance our existing indebtedness or to finance newly acquired properties or capital contributions to joint ventures. Our existing debt and any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Moreover, our ability to obtain additional financing and satisfy our financial obligations under indebtedness outstanding from time to time will depend upon our future operating performance, which is subject to then-prevailing general economic, real estate and credit market conditions, including interest rate levels and the availability of credit generally, and financial, business and other factors, many of which are beyond our control. A prolonged worsening of credit market conditions would have a material adverse effect on our ability to obtain financing on favorable terms, if at all.

We may be unable to obtain additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under any indebtedness outstanding from time to time. Among other things, the absence of an investment grade credit rating or any credit rating downgrade could increase our financing costs and could limit our access to financing sources. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to enhance our properties or develop new properties, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

If additional funds are raised through the issuance of equity securities, our shareholders may experience significant dilution. Additionally, sales of substantial amounts of Class A common shares in the public market, or the perception that such sales could occur, could adversely affect the market price of Class A common shares, may make it more difficult for our shareholders to sell their common shares at a time and price that they deem appropriate, and could impair our future ability to raise capital through an offering of our equity securities.

We expect to incur mortgage indebtedness and other borrowings, which may increase our business risks.

We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. The Company may also borrow if it needs funds or deems it necessary or advisable to assure that it maintains its qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to shareholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, the Company may be unable to pay the amount of distributions required in order to maintain its REIT status. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected, which could result in us losing our REIT status.

Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business and financial condition.

The agreements governing our indebtedness contain customary covenants for a real estate financing, including restrictions on the ability of the borrowers under the agreements governing our existing indebtedness to grant liens on their assets (including the Acquired Properties and JV Interests, which comprise substantially all of our assets as of the closing of the Transaction), incur additional indebtedness, or transfer or sell assets. Such restrictions also include cash flow sweep provisions based on certain measures of our financial and operating performance, including in the case that “Debt Yield” (the ratio of net operating income for the borrowers to their debt) is less than 11.0% or if we fail to achieve certain thresholds for tenant diversification. If a cash flow sweep period is triggered under the loan agreements we expect that we will be constrained in our ability to use cash generated by the Acquired Properties to pay dividends and distributions to holders of Operating Partnership units and Seritage Growth common shares. The covenants in our loan agreements also require Seritage Growth to maintain a minimum consolidated liquidity and minimum consolidated net worth. Covenants that limit our operational flexibility as well as defaults under our debt instruments could have a material adverse effect on our business and financial condition.

We have limited operating history as a REIT and an independent public company, and our inexperience may impede our ability to successfully manage our business or implement effective internal controls.

We have limited operating history owning, leasing or developing properties independent from Sears Holdings or operating as a REIT. Similarly, we have limited operating history as an independent public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT and an independent public company. The Company is required to implement substantial control systems and procedures in order to maintain its qualification as a REIT, satisfy its periodic and current reporting requirements under applicable SEC regulations and comply with the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the NYSE listing standards. As a result, our management and other personnel need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a publicly traded REIT. These costs and time commitments could be substantially more than we currently expect. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands, the quality and timeliness of our financial reporting may suffer, and we could experience significant deficiencies or material weaknesses in our disclosure controls and procedures or our internal control over financial reporting.

An inability to establish effective disclosure controls and procedures and internal control over financial reporting or remediate existing deficiencies could cause us to fail to meet our reporting obligations under the Exchange Act, or result in material weaknesses, material misstatements or omissions in our Exchange Act reports, any of which could cause investors to lose confidence in our company, which could have an adverse effect on our revenues and results of operations or the market price of Class A common shares, Class B non-economic common shares of beneficial interest, par value $0.01 per share (“Class B non-economic shares”), and Class C non-voting common shares of beneficial interest, par value $0.01 per share (“Class C non-voting common shares”).

For as long as we are an “emerging growth company” under the recently enacted JOBS Act or we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not detect. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

For as long as we are an emerging growth company and while remaining a non-accelerated filer, we will not be required to comply with certain reporting requirements that apply to other public companies.

As an “emerging growth company” under the JOBS Act, we may take advantage of provisions that, among other things, reduce certain reporting requirements, including relating to accounting standards and compensation disclosure. For as long as we are an emerging growth company and while remaining a non-accelerated filer, which may be up to five full fiscal years, unlike most other public companies, we will not be required to:

•	provide an auditor’s attestation report on the effectiveness of our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act;

•	comply with any new requirements adopted by the Public Company Accounting Oversight Board, requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer;

•	provide certain disclosure regarding executive compensation required of larger public companies; or

•	hold shareholder advisory votes on executive compensation.

Our status as an “emerging growth company” under the JOBS Act may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company,” we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited.

As permitted by the Maryland REIT Law, the Company’s Declaration of Trust limits the liability of its trustees and officers to Seritage Growth and its shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated.

In addition, the Company’s Declaration of Trust authorizes it and Seritage Growth’s bylaws obligate it to indemnify its present and former trustees and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law, and we have entered into indemnification agreements with our trustees and executive officers. As a result, the Company and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the provisions in our Declaration of Trust and bylaws or that might exist with other companies. Accordingly, in the event that actions taken by any of our trustees or officers are immune or exculpated from, or indemnified against, liability but which impede our performance, the Company and our shareholders’ ability to recover damages from that trustee or officer will be limited.

Seritage Growth’s Declaration of Trust and bylaws, Maryland law, and the partnership agreement of Operating Partnership contain provisions that may delay, defer or prevent an acquisition of Class A common shares or a change in control.

The Company’s Declaration of Trust and bylaws, Maryland law and the partnership agreement of Operating Partnership contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our shareholders or otherwise be in their best interests, including the following:

The Company’s Declaration of Trust Contains Restrictions on the Ownership and Transfer of Seritage Growth Shares of Beneficial Interest. In order for us to qualify as a REIT, no more than 50% of the value of outstanding Class A common shares may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Additionally, at least 100 persons must beneficially own Class A common shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). The Company’s Declaration of Trust, with certain exceptions, authorizes the Board of Trustees to take such actions as are necessary and desirable to preserve its qualification as a REIT. For this and other purposes, subject to certain exceptions, our Declaration of Trust provides that no person may beneficially or constructively own more than 9.6%, in value or in number of shares, whichever is more restrictive, of all outstanding shares, or all outstanding common shares (including our Class A common shares, our Class B non-economic common shares and our Class C non-voting common shares), of beneficial interest of the Company. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause shares owned directly or constructively by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.6% of the outstanding shares of beneficial interest of our shares by an individual or entity could cause that individual or entity or another individual or entity to own, beneficially or constructively, the Company’s shares of beneficial interest in violation of the ownership limits. Our Declaration of Trust also prohibits any person from owning Class A common shares that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer Class A common shares or any of our other shares of beneficial interest in violation of these restrictions or other restrictions on ownership or transfer in our Declaration of Trust may result in the transfer being automatically void. The Company’s Declaration of Trust also provides that Class A common shares in excess of the ownership limits will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and that any person who acquires Class A common shares in violation of the ownership limits will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid by such person for the shares (or, if such person did not give value for such shares, the market price on the day the shares were transferred to the trust) or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well. The ownership limits and other restrictions on ownership and transfer in our Declaration of Trust may have the effect of preventing, or may be relied upon to prevent, a third party from acquiring control of us if the Board of Trustees does not grant an exemption from the ownership limits, even if our shareholders believe the change in control is in their best interests.

The Company’s Board of Trustees Has the Power to Cause Us to Issue Additional Shares of Beneficial Interest and Classify and Reclassify Any Unissued Class A Common Shares without Shareholder Approval. The Company has issued and outstanding, in addition to the Class A common shares, Class B non-economic common shares having, in the aggregate, approximately 6.0% of the voting power of the Company, all of which are held by ESL Partners, L.P. and Edward S. Lampert (“ESL”), and Class C non-voting common shares entitled to, in the aggregate, 21.2% of the dividends or other distributions issued to holders of shares of beneficial interest of the Company, all of which are held by Fairholme Clients. Our Declaration of Trust authorizes us to issue additional authorized but unissued common shares or preferred shares of beneficial interest. In addition, the Board of Trustees may, without shareholder approval, (i) amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class or series that we have authority to issue and (ii) classify or reclassify any unissued common shares or preferred shares of beneficial interest and set the preferences, rights and other terms of the classified or reclassified shares. As a result, the Board of Trustees may establish a class or series of common shares or preferred shares of beneficial interest that could delay or prevent a transaction or a change in control that might involve a premium price for Class A common shares or otherwise be in the best interests of our shareholders.

The Board of Trustees Is Divided into Three Classes and Trustee Elections Require a Vote of 75% of the Class A Common Shares and Class B Non-Economic Common Shares Entitled to Vote. The Board of Trustees is divided into three classes of trustees, with each class to be as nearly equal in number as possible. As a result, approximately one-third of the Board of Trustees will be elected at each annual meeting of shareholders, with, in both contested and uncontested elections, trustees elected by the vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees. In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The classification of trustees and requirement that trustee nominees receive a vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. The requirement that trustee nominees receive a vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of beneficial interest held by ESL and/or Fairholme Clients, which control approximately 9.8% and up to approximately 9.0%, respectively, of the voting power of the Company.

The Partnership Agreement of Operating Partnership Provides Holders of Operating Partnership Units Approval Rights over Certain Change in Control Transactions Involving the Company or Operating Partnership. Pursuant to the partnership agreement of Operating Partnership, certain transactions, including mergers, consolidations, conversions or other combinations or extraordinary transactions or transactions that constitute a “change of control” of the Company or Operating Partnership, as defined in the partnership agreement, will require the approval of the partners (other than the Company and entities controlled by it) holding a majority of all the outstanding Operating Partnership units held by all partners (other than the Company and entities controlled by it). These provisions could have the effect of delaying or preventing a change in control. ESL holds all of the Operating Partnership units not held by the Company and entities controlled by it.

Certain Provisions of Maryland Law May Limit the Ability of a Third Party to Acquire Control of Us. Certain provisions of the Maryland General Corporation Law (the “MGCL”) applicable to Maryland REITs may have the effect of inhibiting a third party from acquiring us or of impeding a change of control of the Company under circumstances that otherwise could provide Class A common shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares or otherwise be in the best interest of shareholders, including:

•

“business combination” provisions that, subject to certain exceptions and limitations, prohibit certain business combinations between a Maryland REIT and an “interested shareholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the Company’s outstanding voting shares or an affiliate or associate of the Maryland REIT who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding shares of the Company) or an affiliate of any interested shareholder and the Maryland REIT for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes two supermajority shareholder voting requirements on these combinations;

•	“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” of our company (defined as voting shares that, if aggregated with all other shares owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights with respect to the control shares except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares; and

•	Additionally, Title 3, Subtitle 8 of the MGCL permits the Board of Trustees, without shareholder approval and regardless of what is currently provided in our Declaration of Trust or bylaws, to implement certain takeover defenses.

The Board of Trustees has, by resolution, exempted from the provisions of the Maryland Business Combination Act all business combinations (a) between us and (i) Sears Holdings or its affiliates or (ii) ESL or FCM and/or Fairholme Clients and their respective affiliates and (b) between us and any other person, provided that such business combination is first approved by the Board of Trustees (including a majority of our trustees who are not affiliates or associates of such person). In addition, our bylaws contain a provision opting out of the Maryland control share acquisition act.

We may experience uninsured or underinsured losses, or insurance proceeds may not otherwise be available to us which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.

While the Master Lease and other existing third-party leases require, and new lease agreements are expected to require, that comprehensive general insurance and hazard insurance be maintained by the tenants with respect to their premises, and we have obtained casualty insurance with respect to our properties, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage (net of deductibles) may not be effective or be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building and zoning codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to restore or replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property or to comply with the requirements of our mortgages and Property Restrictions. Moreover, the holders of any mortgage indebtedness may require some or all property insurance proceeds to be applied to reduce such indebtedness, rather than being made available for property restoration.

If we experience a loss that is uninsured or that exceeds our policy coverage limits, we could lose the capital invested in the damaged properties as well as the anticipated future cash flows from those properties. In addition, if the damaged properties were subject to recourse indebtedness, Property Restrictions or ground leases, we could continue to be liable for the indebtedness or subject to claims for damages even if these properties were irreparably damaged.

In addition, even if damage to our properties is covered by insurance, a disruption of our business or that of our tenants caused by a casualty event may result in the loss of business and/or tenants. The business interruption insurance we or our tenants carry may not fully compensate us for the loss of business or tenants due to an interruption caused by a casualty event. Further, if one of our tenants has insurance but is underinsured, that tenant may be unable to satisfy its payment obligations under its lease with us or its other payment or other obligations.

A disruption in the financial markets may make it more difficult to evaluate the stability, net assets and capitalization of insurance companies and any insurer’s ability to meet its claim payment obligations. A failure of an insurance company to make payments to us upon an event of loss covered by an insurance policy, losses in excess of our policy coverage limits or disruptions to our business or the business of our tenants caused by a casualty event could adversely affect our business, financial condition and results of operations.

Each JV may also experience uninsured or underinsured losses, and also faces other risks related to insurance that are similar to those we face, which could reduce the value of our investment in, or distributions to us by, one or more JVs, or require that we make additional capital contributions to one or more JVs.

Conflicts of interest may exist or could arise in the future between the interests of Seritage Growth shareholders and the interests of holders of Operating Partnership units, and the partnership agreement of Operating Partnership grants holders of Operating Partnership units certain rights, which may harm the interests of Seritage Growth shareholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between Seritage Growth and its affiliates, on the one hand, and Operating Partnership or any of its partners, on the other. Seritage Growth’s trustees and officers have duties to Seritage Growth under Maryland law in connection with their oversight and management of the company. At the same time, Seritage Growth, as general partner of Operating Partnership, will have duties and obligations to Operating Partnership and its limited partners under Delaware law, as modified by the partnership agreement of Operating Partnership in connection with the management of Operating Partnership.

For example, without the approval of the majority of the Operating Partnership units not held by Seritage Growth and entities controlled by it, Seritage Growth will be prohibited from taking certain extraordinary actions, including change of control transactions of Seritage Growth or Operating Partnership.

ESL owns a substantial percentage of the Operating Partnership Units, which may be exchanged for cash or, at the election of Seritage Growth, Class A common shares, and which will result in certain transactions involving Seritage Growth or Operating Partnership requiring the approval of ESL.

ESL owns approximately 43.5% of the Operating Partnership units, with the remainder of the units held by the Company. In addition, ESL will have the right to acquire additional Operating Partnership units in order to allow it to maintain its relative ownership interest in Operating Partnership if Operating Partnership issues additional units to the Company under certain circumstances, including if we issue additional equity and contribute the funds to Operating Partnership to fund acquisitions or redevelopment of properties, among other uses. In addition, ESL will have the right to require the Operating Partnership to redeem its Operating Partnership units in whole or in part in exchange for cash or, at the election of the Company, Class A common shares, except as described below. Due to the ownership limits set forth in our Declaration of Trust, ESL may dispose of some or all of the Class A common shares it beneficially owns prior to exercising its right to require Operating Partnership to redeem Operating Partnership units, and the partnership agreement of Operating Partnership will permit ESL (and only ESL) to transfer its Operating Partnership units to one or more underwriters to be exchanged for Class A common shares in connection with certain dispositions in order to achieve the same effect as would occur if ESL were to exchange a larger portion of its Operating Partnership units for Class A common shares and then dispose of those shares in an underwritten offering. Sales of a substantial number of Class A common shares in connection with or to raise cash proceeds to facilitate, such a redemption, or the perception that such sales may occur, could adversely affect the market price of the Class A common shares.

In addition, the partnership agreement of Operating Partnership requires the approval of a majority of the Operating Partnership units not held by the Company and entities controlled by it for certain transactions and other actions, including certain change of control transactions involving Seritage Growth or Operating Partnership, sales of all or substantially all of the assets of Operating Partnership, waivers to the excess share provision in the Declaration of Trust of the Company, certain modifications to the partnership agreement, withdrawal or succession of the Company as general partner of Operating Partnership, limits on the right of holders of Operating Partnership units to redeem their units, tax elections and certain other matters. As long as ESL owns a majority of the outstanding Operating Partnership units not held by the Company and entities controlled by it (and, for certain actions, as long as ESL holds at least 40% of the economic interests of Seritage Growth and Operating Partnership on a combined basis), ESL’s approval will be required in order for the general partner to undertake such actions. If ESL refuses to approve a transaction, our business could be materially adversely affected. Furthermore, ESL owns approximately 4.0% of the outstanding Class A common shares, as well as Class B non-economic common shares having, in the aggregate, 9.8% of the voting power of the Company. In any of these matters, the interests of ESL may differ from or conflict with the interests of our other shareholders.

ESL exerts substantial influence over us and Sears Holdings, and its interests may differ from or conflict with the interests of our other shareholders.

ESL beneficially owns approximately 43.5% of the Operating Partnership units, and approximately 4.0% of the outstanding Class A common shares and Class B non-economic common shares having, in the aggregate, 9.8% of the voting power of Seritage Growth. ESL also beneficially owns approximately 48% of the outstanding common stock of Sears Holdings (55% including shares issuable upon the exercise of warrants held by ESL). In addition, Mr. Lampert, the Chairman of the Board and Chief Executive Officer of Sears Holdings and Chairman and Chief Executive Officer of ESL, serves as the Chairman of the Seritage Growth Board of Trustees. As a result, ESL and its affiliates have substantial influence over us and Sears Holdings. In any matter affecting us, including our relationship with Sears Holdings, the interests of ESL may differ from or conflict with the interests of our other shareholders.

The businesses of each of the GGP JV, the Simon JV, and the Macerich JV are similar to our business and the occurrence of risks that adversely affect us could also adversely affect our investment in the GGP JV, the Simon JV and/or the Macerich JV.

The GGP JV is a joint venture that owns and operates certain JV Properties, which consist of twelve properties formerly owned or leased by Sears Holdings, the Simon JV is a joint venture that owns and operates certain other JV Properties, which consist of ten other properties formerly owned by Sears Holdings and the Macerich JV is a joint venture that owns and operates the remaining JV Properties, which consist of nine other properties formerly owned by Sears Holdings. A substantial majority of the space at the JV Properties is leased by the applicable JV to Sears Holdings under the applicable JV Master Lease. Except with respect to the rent amounts and the properties covered, the general formats of the JV Master Leases are similar to one another and to the Master Lease, including with respect to the lessor’s right to recapture space leased to Sears Holdings (other than at one property owned by the Macerich JV) and Sears Holdings’ right to terminate a portion of the lease as to certain properties. As a result, each JV’s business is similar to our business, and each JV is subject to many of the same risks that we face. The occurrence of risks that adversely affect us could also adversely affect one or more JVs and reduce the value of our investment in, or distributions to us from, one or more JVs, or require that we make additional capital contributions to one or more JVs.

In addition, our influence over each JV may be limited by the fact that day-to-day operation of the GGP JV, the Simon JV and the Macerich JV, and responsibility for leasing and redevelopment activities related to the JV Properties owned by the GGP JV, the Simon JV and the Macerich JV, as applicable, are generally delegated to GGP, Simon and Macerich, respectively, subject to certain exceptions. The JV Properties owned by the GGP JV are located at malls owned and operated by GGP, the JV Properties owned by the Simon JV are located at malls owned and operated by the Simon JV and the JV Properties owned by the Macerich JV are located at malls owned and operated by the Macerich JV. As a result, conflicts of interest may exist or could arise in the future between the interests of GGP, Simon or Macerich and our interests as a holder of 50% interests in the GGP JV, the Simon JV and the Macerich JV, respectively, including, for example, with respect to decisions as to whether to lease to third parties space at a JV Property or other space at the mall at which such JV Property is located.

We depend on Sears Holdings to provide us with certain services for our business, including, among other things, corporate services, which may not be sufficient to meet our business needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services after our agreements with Sears Holdings expire.

Certain administrative services required for the operation of our business are provided by Sears Holdings. We have entered into various agreements that effected the purchase and sale of the acquired properties and the lease or sublease of a substantial majority of the acquired properties to Sears Holdings, including, among others, the Subscription, Distribution and Purchase and Sale Agreement, the Master Lease and the Transition Services Agreement. The Subscription, Distribution and Purchase and Sale Agreement provide for, among other things, our responsibility for liabilities relating to our business and the responsibility of Sears Holdings for liabilities unrelated to our business. The agreements between us and Sears Holdings also govern our various interim and ongoing relationships. The Subscription, Distribution and Purchase and Sale Agreement also contains indemnification obligations and ongoing commitments of us and Sears Holdings. The Master Lease governs the terms of the use and operation of the properties leased by us to Sears Holdings, including our redevelopment and recapture rights and Sears Holdings’ lease termination rights, and the repair, maintenance and redevelopment-related services Sears Holdings may provide to us. Under the Transition Services Agreement, Sears Holdings Management Corporation continues to provide various interim facilities management and corporate support services to us.

After these agreements expire, or if Sears Holdings is unable to meet its obligations under these agreements, we may be forced to seek replacement services from alternate providers. These replacement services may be more costly to us or of lower quality, and the transition process to a new service provider may result in interruptions to our business or operations, which could harm our financial condition or results of operations.

Sears Holdings has agreed to indemnify us for certain liabilities. However, these indemnities may be insufficient to insure us against the full amount of such liabilities, and Sears Holdings’ ability to satisfy its indemnification obligations may be impaired in the future.

Pursuant to the Subscription, Distribution and Purchase and Sale Agreement and the Master Lease, Sears Holdings has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Sears Holdings has agreed to retain, and Sears Holdings may be unable to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Sears Holdings any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Sears Holdings. Any liabilities in excess of amounts for which we receive timely indemnification from Sears Holdings could have a material adverse effect on our business and financial condition.

Risks Related to Status as a REIT

If we do not qualify to be taxed as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.

We intend to operate in a manner that will allow us to qualify to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ending December 31, 2015. References throughout this document to the “first taxable year” for which we have elected to be taxed as a REIT refer to the taxable year ending December 31, 2015. The Company has received an opinion of Wachtell, Lipton, Rosen & Katz (“Wachtell Lipton”) with respect to its qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Wachtell Lipton represents only the view of Wachtell Lipton based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued. Wachtell Lipton will have no obligation to advise us or the holders of Class A common shares of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Wachtell Lipton and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Wachtell Lipton. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for some of which we will not obtain independent appraisals.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our shareholders would not be deductible by the Company in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of Class A common shares. Unless we were entitled to relief under certain Code provisions, the Company also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. The Company’s qualification as a REIT depends on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT may depend in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for U.S. federal income tax purposes.

We could fail to qualify to be taxed as a REIT if income we receive from Sears Holdings is not treated as qualifying income.

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents we receive or accrue from Sears Holdings will not be treated as qualifying rent for purposes of these requirements if the Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture, financing, or some other type of arrangement. If the Master Lease is not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT depends on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for some of which we will not obtain independent appraisals.

In addition, subject to certain exceptions, rents we receive or accrue from Sears Holdings (or other tenants) will not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of the Class A common shares actually or constructively owns 10% or more of the total combined voting power of all classes of Sears Holdings stock (or the stock of such other tenant) entitled to vote or 10% or more of the total value of all classes of Sears Holdings stock (or the stock of such other tenant). The Company’s Declaration of Trust provides for restrictions on ownership and transfer of Class A common shares, including restrictions on such ownership or transfer that would cause the rents we receive or accrue from Sears Holdings (or other tenants) to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, such restrictions may not be effective in ensuring that rents we receive or accrue from Sears Holdings (or other tenants) will be treated as qualifying rent for purposes of REIT qualification requirements.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable by U.S. corporations to U.S. shareholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Class A common shares.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify to be taxed as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to make distributions to our shareholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of Class A common shares.

Restrictions in our indebtedness, including restrictions on our ability to incur additional indebtedness or make certain distributions, could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of Class A common shares outstanding without commensurate increases in funds from operations each would adversely affect our ability to maintain distributions to our shareholders. Moreover, the failure of Sears Holdings to make rental payments under the Master Lease would materially impair our ability to make distributions. Consequently, we may be unable to make distributions at the anticipated distribution rate or any other rate.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and assets, including taxes on any undistributed income and state, local or foreign income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, Seritage Growth may hold some of our assets or conduct certain of our activities through one or more taxable REIT subsidiaries (“TRSs”) or other subsidiary corporations that will be subject to federal, state and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.

To qualify to be taxed as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If the Company fails to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

In addition to the asset tests set forth above, to qualify to be taxed as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our shareholders and the ownership of our shares of beneficial interest. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

Legislative or other actions affecting REITs could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and the Company of such qualification.

Risks Related to Ownership of our Common Shares

The market price and trading volume of our common shares may be volatile.

The market price of our common shares may be volatile, and the trading volume in our common shares may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the market price of our common shares or result in fluctuations in the price or trading volume of our common shares include:

•	actual or anticipated variations in our quarterly results of operations or distributions;

•	changes in our funds from operations or earnings estimates;

•	publication of research reports about us or the real estate or retail industries;

•	increases in market interest rates that may cause purchasers of our common shares to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any additional debt we may incur in the future;

•	actions by ESL or FCM and/or Fairholme Clients, or by institutional shareholders;

•	speculation in the press or investment community about our company or industry or the economy in general;

•	adverse performance by Sears Holdings, our primary tenant;

•	the occurrence of any of the other risk factors presented in this filing;

•	specific real estate market and real estate economic conditions; and

•	general market and economic conditions.

Future offerings of debt, which would be senior to our common shares upon liquidation, and/or preferred equity securities, which may be senior to our common shares for purposes of distributions or upon liquidation, may adversely affect the market price of our common shares.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred shares. Upon liquidation, holders of our debt securities and preferred shares and lenders with respect to other borrowings may receive distributions of our available assets prior to the holders of our common shares. Additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution, and will have no voting rights in connection with the issuance of these securities. Our preferred shares of beneficial interest, if issued, could have a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our common shares. Since our decision to issue securities in any future offering will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common shares and diluting their holdings in us.

The historical financial information included in this filing may not be a reliable indicator of future results.

The historical financial statements included herein are at historical cost of Sears Holdings and the acquisition of the properties will be recorded at fair value.

The historical financial statements included herein may not reflect what our business, financial position or results of operations will be in the future. The properties purchased from Sears Holdings were operated by Sears Holdings as part of its larger corporate organization and not as a stand-alone business or independent company. The financial information that we have included in this filing may not reflect what our financial condition, results of operations or cash flows would have been had we been a stand-alone business or independent entity, or had we operated as a REIT, during the periods presented.

The transactions with Sears Holdings could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial condition or results of operations.

Disputes with third parties could arise out of our transactions with Sears Holdings, and we could experience unfavorable reactions from employees, ratings agencies, regulators or other interested parties. These disputes and reactions of third parties could have a material adverse effect on our business, financial condition or results of operations. In addition, disputes between us and Sears Holdings (and our subsidiaries) could arise in connection with any of the Subscription, Distribution and Purchase and Sale Agreement, the Master Lease, the Transition Services Agreement or other agreements.

A court could deem aspects of the transactions with Sears Holdings to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

A court could deem aspects of the transactions with Sears Holdings (such as the acquisition of properties from Sears Holdings) to be a fraudulent conveyance upon a subsequent legal challenge by unpaid creditors or a bankruptcy trustee of the debtor that made the conveyance. Fraudulent conveyances include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors, or transfers made or obligations incurred in exchange for less than reasonably equivalent value when the debtor was, or was rendered, insolvent, inadequately capitalized or unable to pay its debts as they become due. To remedy a fraudulent conveyance, a court could void the challenged transfer or obligation, requiring us to return consideration that we received, or impose substantial liabilities upon us for the benefit of unpaid creditors of the debtor that made the fraudulent conveyance, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our shareholders to return to Sears Holdings some or all of the Class A common shares issued in the distribution. Whether a transaction is a fraudulent conveyance may vary depending upon, among other things, the jurisdiction whose law is being applied.

The number of shares available for future sale could adversely affect the market price of Class A common shares.

We cannot predict whether future issuances of Class A common shares, the availability of Class A common shares for resale in the open market or the conversion of Class C non-voting common shares into Class A common shares will decrease the market price per share of Class A common shares. Sales of a substantial number of Class A common shares in the public market, or the perception that such sales might occur, could adversely affect the market price of the Class A common shares.

Our earnings and cash distributions will affect the market price of Class A common shares.

We believe that the market value of a REIT’s equity securities is based primarily upon market perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancing, and is secondarily based upon the value of the underlying assets. For these reasons, Class A common shares and Class C non-voting common shares may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to shareholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of Class A common shares. Our failure to meet market expectations with regard to future earnings and cash distributions would likely adversely affect the market price of Class A common shares and Class C non-voting common shares.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent sales of unregistered securities.

Concurrently with the closing of our rights offering, we issued to (a) ESL 1,589,020 Class B non-economic common shares of beneficial interest, par value $0.01 per share, for aggregate consideration of approximately $0.9 million, (b) a subsidiary of General Growth Properties, Inc. 1,125,760 Class A common shares for aggregate consideration of approximately $33.3 million, and (c) a subsidiary of Simon Property Group, Inc. 1,125,760 Class A common shares for aggregate consideration of approximately $33.3 million. The issuances described in this paragraph were made in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended. Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share.

On July 7, 2015, we issued to a trustee and executive officer 67,613.25 restricted Class A common shares in reliance on Rule 701 promulgated under Section 3(b) of the Securities Act of 1933, as amended.

(b) Use of proceeds.

On June 9, 2015, our registration statement on Form S-11 (File No. 333-203163) was declared effective by the SEC for our rights offering pursuant to which we sold an aggregate of 24,583,557 Class A common shares and 6,790,635 Class C non-voting common shares. As noted above, upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share. The rights offering commenced as of June 9, 2015 and did not terminate before all of the securities registered in the registration statement were sold. On July 7, 2015, we closed the sale of such shares, resulting in net proceeds to us of approximately $853.6 million, after deducting estimated offering expenses of approximately $7.9 million and not including proceeds from concurrent sales of unregistered securities and related transactions. No payments were made by us to trustees, officers or persons owning ten percent or more of our common shares or to their associates, or to our affiliates. The proceeds of our rights offering were contributed to our subsidiary and, together with the proceeds of concurrent sales of unregistered securities and related transactions, were used to pay the purchase price to Sears Holdings for properties and joint venture interests (or entities holding such properties and joint venture interests) acquired from Sears Holdings for a purchase price of approximately $2.7 billion and related fees and expenses, with remaining proceeds retained for working capital and other general purposes. There has been no material change in the planned use of proceeds from our rights offering as described in our final prospectus filed with the SEC on June 10, 2015 pursuant to Rule 424(b).

Item 6.	Exhibits

Certain of the agreements filed with or incorporated by reference into this report contain representations and warranties and other agreements and undertakings by us and third parties. These representations and warranties, agreements and undertakings have been made as of specific dates, may be subject to important qualifications and limitations agreed to by the parties to the agreement in connection with negotiating the terms of the agreement, and have been included in the agreement for the purpose of allocating risk between the parties to the agreement rather than to establish matters as facts. Any such representations and warranties, agreements, and undertakings have been made solely for the benefit of the parties to the agreement and should not be relied upon by any other person.

Exhibit No.	Description	SEC Document Reference

3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

4.1	Registration Rights Agreement by and among Seritage Growth Properties, ESL Partners, L.P., Edward S. Lampert, and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 4.1 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.1	Transition Services Agreement by and between Sears Holdings Management Corporation and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.1 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.2	Agreement of Limited Partnership of Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.2 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.3	Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Kmart Operations, LLC, and Sears Operations, LLC, dated as of July 7, 2015	Incorporated by reference to Exhibit 10.3 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.4	Mortgage Loan Agreement by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, certain other subsidiaries of Operating Partnership, JPMorgan Chase Bank, National Association and H/2 SO III Funding LLC, dated as of July 7, 2015	Incorporated by reference to Exhibit 10.4 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.5	Mezzanine Loan Agreement by and among Seritage SRC Mezzanine Finance LLC, Seritage KMT Mezzanine Finance LLC, JPMorgan Chase Bank, National Association and H/2 Special Opportunities III Corp., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.5 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.6	Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.6 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.7	Form of Seritage Growth Properties Sign-On P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.7 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.8	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement	Incorporated by reference to Exhibit 10.8 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.9	Form of Seritage Growth Properties Annual P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.9 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.10	Employment Agreement with Brian Dickman, dated as of July 6, 2015	Incorporated by reference to Exhibit 10.10 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

31.1	Certification of the Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	XBRL Instance Document	To be filed by amendment.

101.SCH	XBRL Taxonomy Extension Schema Document	To be filed by amendment.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	To be filed by amendment.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	To be filed by amendment.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	To be filed by amendment.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: August 14, 2015	/s/ Benjamin Schall
	By:	Benjamin Schall
Chief Executive Officer and President