Form 10-Q/A
period 2015-06-30
Seritage Growth Properties
filed 2015-09-11
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Seritage Growth Properties (the “Company”) for the quarter ended June 30, 2015, filed on August 14, 2015 (the “Form 10-Q”), for the sole purpose of filing the Interactive Data Files as Exhibit 101.1 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q. This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

PART II. OTHER INFORMATION

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

Exhibit No.	Description	SEC Document Reference

3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

4.1	Registration Rights Agreement by and among Seritage Growth Properties, ESL Partners, L.P., Edward S. Lampert, and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 4.1 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.1	Transition Services Agreement by and between Sears Holdings Management Corporation and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.1 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.2	Agreement of Limited Partnership of Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.2 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.3	Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Kmart Operations, LLC, and Sears Operations, LLC, dated as of July 7, 2015	Incorporated by reference to Exhibit 10.3 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.4	Mortgage Loan Agreement by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, certain other subsidiaries of Operating Partnership, JPMorgan Chase Bank, National Association and H/2 SO III Funding LLC, dated as of July 7, 2015	Incorporated by reference to Exhibit 10.4 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.5	Mezzanine Loan Agreement by and among Seritage SRC Mezzanine Finance LLC, Seritage KMT Mezzanine Finance LLC, JPMorgan Chase Bank, National Association and H/2 Special Opportunities III Corp., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.5 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.6	Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.6 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.7	Form of Seritage Growth Properties Sign-On P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.7 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.8	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement	Incorporated by reference to Exhibit 10.8 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.9	Form of Seritage Growth Properties Annual P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.9 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

10.10	Employment Agreement with Brian Dickman, dated as of July 6, 2015	Incorporated by reference to Exhibit 10.10 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 10, 2015.

31.1	Certification of the Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Previously filed as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Previously furnished as an exhibit to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: September 11, 2015	/s/ Benjamin Schall
	By:	Benjamin Schall
Chief Executive Officer and President