Form 10-Q
period 2015-09-30
Seritage Growth Properties
filed 2015-11-13
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-37420

SERITAGE GROWTH PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	38-3976287
(State of Incorporation)	(I.R.S. Employer Identification No.)

489 Fifth Avenue, 18th Floor, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 355-7800

54 West 40th Street, 10th Floor, New York, New York 10018

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 10, 2015, the registrant had the following commons shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	24,930,048
Class B common shares of beneficial interest, par value $0.01 per share	1,589,020
Class C common shares of beneficial interest, par value $0.01 per share	6,660,985

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

PERIOD FROM JULY 7, 2015 (date operations commenced) TO SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited, amounts in thousands, except share and per share amounts)

September 30, 2015
ASSETS
Investment in real estate
Land	$840,563
Buildings and improvements	811,537
Accumulated depreciation	(14,535)

1,637,565
Construction in progress	8,874

Net investment in real estate	1,646,439
Investment in unconsolidated joint ventures	429,134
Cash and cash equivalents	51,508
Restricted cash	100,294
Tenant and other receivables, net	4,585
Lease intangible assets, net	597,531
Prepaid expenses, deferred expenses and other assets, net	10,086

Total assets	$2,839,577

LIABILITIES AND EQUITY
Liabilities
Mortgage loans payable, net	$1,141,089
Accounts payable, accrued expenses and other liabilities	93,668

Total liabilities	$1,234,757

Commitments and contingencies (Note 10)
Shareholders’ Equity
Class A shares $0.01 par value; 100,000,000 shares authorized; 24,932,848 shares outstanding	249
Class B shares $0.01 par value; 5,000,000 shares authorized; 1,589,020 shares outstanding	16
Class C shares $0.01 par value; 50,000,000 shares authorized; 6,658,185 shares outstanding	67
Additional paid-in capital	924,350
Accumulated deficit	(18,301)

Total shareholders’ equity	906,381
Non-controlling interests	698,439

Total equity	1,604,820

Total liabilities and equity	$2,839,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

July 7, 2015 (date operations commenced) to September 30, 2015
REVENUE
Rental income	$41,389
Tenant reimbursements	12,674

Total revenue	54,063

EXPENSES
Property operating	2,815
Real estate taxes	10,741
Depreciation and amortization	32,935
General and administrative	5,782
Acquisition-related expenses	18,340

Total expenses	70,613

Operating loss	(16,550)
Equity in income of unconsolidated joint ventures	2,720
Interest income	38
Interest expense	(14,796)
Change in fair value of interest rate cap	(2,814)

Loss before income taxes	(31,402)
Provision for income taxes	(451)

Net loss	(31,853)
Net loss attributable to non-controlling interests	13,552

Net loss attributable to common shareholders	$(18,301)

Net loss per share attributable to Class A and Class C common shareholders - Basic (1)	$(0.58)

Net loss per share attributable to Class A and Class C common shareholders - Diluted (1)(2)	$(0.58)

Weighted average Class A and Class C common shares outstanding - Basic (1)	31,384

Weighted average Class A and Class C common shares outstanding - Diluted (1)(2)	31,384

(1)	Earnings per share is not presented for Class B shareholders as they do not have economic rights.
(2)	Restricted stock awards are excluded from the computation of Class A diluted loss per share because their inclusion would have an anti-dilutive effect. There are no securities that would have a dilutive effect on Class C loss per share.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, amounts in thousands)

	Class A		Class B		Class C		Additional	Accumulated	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Interests	Equity

Balance at July 7, 2015 (date operations commenced)	24,584	$246	1,589	$16	6,790	$68	923,636	$—	$711,991	$1,635,957

Net loss	—	—	—	—	—	—	—	(18,301)	(13,552)	(31,853)
Issuance of restricted stock	217	2	—	—	—	—	(2)			—
Stock-based compensation	—	—	—	—	—	—	716	—	—	716
Share class exchanges	132	1	—	—	(132)	(1)	—	—	—	—

Balance at September 30, 2015	24,933	$249	1,589	$16	6,658	$67	$924,350	$(18,301)	$698,439	$1,604,820

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, amounts in thousands)

July 7, 2015 (date operations commenced) to September 30, 2015
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(31,853)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(2,720)
Distributions from unconsolidated joint ventures	2,598
Change in fair value of interest rate cap	2,814
Stock-based compensation	716
Depreciation and amortization	32,935
Amortization of deferred financing costs	1,324
Amortization of below market leases, net	(194)
Straight-line rent adjustment	(3,923)
Change in operating assets and liabilities
Tenants and other receivables	(662)
Prepaid expenses, deferred expenses and other assets	(12,939)
Restricted cash	(2,856)
Accounts payable, accrued expenses and other liabilities	22,292

Net cash provided by operating activities	7,532

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of real estate and unconsolidated joint ventures	(2,653,019)
Development of real estate	(3,896)
Increase in restricted cash	(74,830)

Net cash used in investing activities	(2,731,745)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of mortgage loans payable, net	1,161,196
Payment of deferred financing costs	(21,431)
Proceeds from issuance of common stock and non-controlling interest	1,644,042
Offering related costs	(8,086)

Net cash provided by financing activities	2,775,721

Net increase in cash and cash equivalents	51,508
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$51,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$11,001
Income taxes paid	451

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$6,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization

Seritage Growth Properties (“Seritage Growth,” “we,” “us,” “our,” or the “Company”) was organized in Maryland on June 3, 2015 and initially capitalized with 100 shares of Class A common shares. We conduct our operations through Seritage Growth Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership that was formed on April 22, 2015.

On June 11, 2015, the Company effected a rights offering (the “Rights Offering”) to stockholders of Sears Holdings Corporation (“Sears Holdings”) to purchase common shares of Seritage Growth in order to fund, in part, the $2.7 billion acquisition of 234 of Sears Holdings’ owned properties and one of its ground leased properties (the “Acquired Properties”), and its 50% interests in three joint ventures (such joint ventures, the “JVs,” and such 50% joint venture interests the “JV Interests”) that collectively own 28 properties, ground lease one property and lease two properties (collectively, the “JV Properties”) (collectively, the “Transaction”). The Rights Offering ended on July 2, 2015 and the Company’s Class A common shares were listed on the New York Stock Exchange (“NYSE”) on July 6, 2015.

On July 7, 2015, the Company completed the Transaction with Sears Holdings (see Note 3) and commenced operations. We did not have any operations prior to the completion of the Rights Offering and Transaction.

Seritage Growth is a publicly traded, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through our investment in the Operating Partnership. Subsidiaries of the Operating Partnership lease a substantial majority of the space at all but 11 of the Acquired Properties back to Sears Holdings under a master lease agreement (“Master Lease”), with the remainder of such space leased to third-party tenants. A substantial majority of the space at the JV Properties is also leased (or subleased) by the JVs to Sears Holdings under master lease agreements (collectively, the “JV Master Leases”). The Master Lease and the JV Master Leases provide the Company and the JVs with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. They do not include all of the information and footnotes required by GAAP for complete financial statements and are unaudited. In our opinion, all normal and recurring adjustments necessary for a fair presentation of such financial statements have been included. All intercompany accounts and transactions have been eliminated.

The condensed consolidated financial statements should be read in conjunction with our audited financial statements included on the Company’s Registration Statement on Form S-11 dated June 8, 2015 and declared effective by the Securities and Exchange Commission (“SEC”) on June 9, 2015 (as amended).

Interim results are not necessarily indicative of results for a full year.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their wholly owned subsidiaries and all other entities in which they have a controlling financial interest or entities that meet the definition of a variable interest entity (“VIE”) in which the Company has, as a result of ownership, contractual or other financial interests, both the power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, the Company accounts for its interests under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary.

To the extent such variable interests are in entities that cannot be evaluated under the Variable Interest Model, we evaluate our interests using the Voting Interest Entity Model. We have a variable interest in the Operating Partnership. The Operating Partnership is not currently within the scope of the Variable Interest Model and is instead evaluated under the Voting Interest Entity Model. The Company holds a 56.6% interest in the Operating Partnership and is the sole general partner which gives us exclusive and complete responsibility for the day-to-day management and control of Operating Partnership. As the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights, the Company consolidates its interest in the Operating Partnership.

The portions of consolidated entities not owned by the Company and the Operating Partnership are presented as non-controlling interests as of and during the periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant assumptions and estimates relate to fair values of acquired assets and liabilities assumed for purposes of applying the acquisition method of accounting, the useful lives of tangible and intangible assets, real estate impairment assessments, and assessing the recoverability of accounts receivables. These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances. Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from these estimates.

Real Estate Investments

Real estate assets are recorded at cost, less accumulated depreciation and amortization.

Expenditures for ordinary repairs and maintenance will be expensed as incurred. Significant renovations which improve the property or extend the useful life of the assets are capitalized. As real estate is undergoing redevelopment activities, all amounts directly associated with and attributable to the project, including planning, development and construction costs, interest costs, personnel costs of employees directly involved and other miscellaneous costs incurred during the period of redevelopment, are capitalized. The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete.

Depreciation of real estate assets, excluding land, is recognized on a straight-line basis over their estimated useful lives as follows:

Building:	25 – 40 years
Site improvements:	5 – 15 years
Tenant improvements:	shorter of the estimated useful life or non-cancellable term of lease

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value. Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. No indicators of impairment exist as of September 30, 2015.

Accounting for Real Estate Acquisitions

Upon the acquisition of real estate, the Company assesses the fair value of acquired assets and liabilities assumed, including land, buildings, improvements and identified intangibles such as above-market and below-market leases, in-place leases and other items, as applicable, and allocates the purchase price based on these assessments. In making estimates of fair values, the Company may use a number of sources, including data provided by third parties, as well as information obtained by the Company as a result of its due diligence, including expected future cash flows of the property and various characteristics of the markets where the property is located.

The Company records the fair value of above-market and below-market leases for acquired properties based on the present value (using a discount rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease including below-market renewal options for which exercise of the renewal option appears to be reasonably assured. The values assigned to above-market leases are amortized as a reduction to base rental revenue over the remaining term of the respective leases, and the values assigned to below-market leases are amortized as an increase to base rental revenue over the remaining term of the respective leases.

The Company estimates the fair value of in-place leases based on the Company’s estimate of costs related to tenant acquisition and the carrying costs that would be incurred during the time it would take to locate a tenant if the property were vacant, considering current market conditions and costs to execute similar leases at the time of the acquisition. The value assigned to in-place leases is amortized to depreciation and amortization expense over the remaining term of the respective leases.

The Company expenses transaction costs associated with business combinations in the period incurred. These costs are included in acquisition-related expenses within the condensed consolidated statement of operations.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence over, but does not control these entities. These investments are initially recorded at cost and are subsequently adjusted for cash contributions, cash distributions and earnings which are recognized in accordance with the terms of the applicable agreement.

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.

Cash and Cash Equivalents

The Company considers instruments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions and primarily in funds that are insured by the United States federal government.

Restricted Cash

Restricted cash represents cash deposited in escrow accounts, which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements, as well as legally restricted tenant security deposits. As of September 30, 2015, the Company had approximately $100 million of restricted cash, including $60 million related to future capital investments such as unfunded construction commitments, deferred maintenance and environmental reserves, and $40 million related to basic property carrying costs such as real estate taxes, insurance and ground rent.

Tenant and Other Receivables

Accounts receivable includes unpaid amounts billed to tenants, accrued revenues for future billings to tenants for property expenses and amounts arising from the straight-lining of rent. The Company periodically reviews its receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific rent receivable will be made. For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company performs a periodic review of receivable balances to assess the risk of uncollectible amounts and establish appropriate provisions.

Revenue Recognition

Rental income is recognized on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of tenant and other receivables on the condensed consolidated balance sheet.

In leasing tenant space, we may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, we will determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership of such improvements. If we are considered the owner of the improvements for accounting purposes, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as reduction of rental revenue on straight-line basis.

The Company commences recognizing revenue based on an evaluation of a number of factors. In most cases, revenue recognition under a lease begins when the lessee takes possession of or controls the physical use of the leased asset. Generally, this occurs on the lease commencement date.

Tenant reimbursement income arises from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes. In connection with the issuance of the Company’s mortgage loans, we purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1.26 billion and a strike rate of 3.5%. The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheet. The Company has elected at this time not to utilize hedge accounting and therefore the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statement of operations. For the period ended September 30, 2015, the Company recorded a loss of $2.8 million related to the change in fair value of the interest rate cap.

Stock-Based Compensation

The Company generally recognizes restricted stock awards to employees as compensation expense and includes such expense within General and administrative expenses on the condensed consolidated statement of operations. Compensation expense for restricted stock awards is based on the fair value of our common shares at the date of the grant and is generally recognized ratably over the vesting period

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of September 30, 2015, substantially all of the Company’s real estate properties were leased to Sears Holdings and the majority of Company’s rental revenues were derived from the Master Lease (see Note 6). Sears Holdings is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Refer to www.edgar.gov for Sears Holdings Corporation publicly-available financial information.

Other than the Company’s tenant concentration, management believes the Company’s portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of September 30, 2015, the Company’s portfolio of 235 Acquired Properties was diversified by location across 49 states and Puerto Rico.

Earnings per Share

We have three classes of common stock. All outstanding non-vested shares that contain non-forfeitable rights to dividends are considered participating securities and are included in computing EPS pursuant to the two-class method. Accordingly, we use the two-class method to determine our earnings per share, which results in the same earnings per share for the Class A and Class C shares. Class B shares are excluded as they do not have economic rights.

Recently Issued Accounting Pronouncements

In September 2015, the Financial Accounting Standards Board (“FASB”), issued ASU 2015-16, which amends Topic 805, Business Combinations, and requires the recognition of purchase price allocation adjustments that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and eliminates the requirement to retrospectively account for these adjustments. ASU 2015-16 is effective, on a prospective basis, for interim and annual periods beginning after December 15, 2015; early adoption is permitted. The Company has chosen to early adopt ASU 2015-16 during the current period on a prospective basis and it did not have an impact on our condensed consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-03 is effective for annual periods beginning after December 31, 2015. Early adoption is permitted. The Company elected to early adopt ASU 2015-03 during the current period for the costs related to the mortgage loans issued in connection with the Transaction. As the Company has not previously reported debt issuance costs and mortgage loans payable within the consolidated financial statements, retrospective application is not required. As such, debt issuance costs, net of accumulated amortization, are netted against mortgage loans payable on the condensed consolidated balance sheet.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for annual periods beginning after December 31, 2016. Early adoption is permitted. The amendment can either be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or by applying the amendment retrospectively. The Company is evaluating the impact of the adoption of this new accounting standard on its condensed consolidated financial statements which may result in additional disclosure.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective annual periods beginning after December 31, 2017, with early adoption permitted beginning January 1, 2017. The standard can be applied either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment recognized as of the date of initial application. The Company is evaluating the impact of adopting this new accounting standard on its condensed consolidated financial statements.

Note 3 – Acquisitions

On July 7, 2015, the Company purchased the Acquired Properties and JV Interests at their fair value for $2.7 billion, with the substantial majority of such properties being leased back to Sears Holdings.

The following table summarizes the purchase price and fair values of the net assets acquired in the Transaction (in thousands):

Proceeds from issuance of common stock and non-controlling interest		$1,644,042
Less: Offering related costs		(8,086)
Proceeds from issuance of mortgage loans payable		1,161,196
Less: Deferred financing costs		(21,431)

Total sources of funds net of offering and financing costs		2,775,721

Real estate assets acquired
Land	840,563
Buildings and improvements	810,499
Lease intangibles
In-place leases	595,443
Below-market ground lease	11,766
Above-market leases	9,058
Below-market leases	(20,045)
Investments in unconsolidated joint ventures	429,012

Total fair value of real estate assets acquired		2,676,296
Plus: Restricted cash
Deferred maintenance reserve	12,034
Environmental expenses reserve	10,575

Total restricted cash		22,609
Less: Assumed liabilities
Real estate taxes payable	(23,277)
Environmental expenses	(12,034)
Deferred maintenance	(10,575)
Total assumed liabilities		(45,886)

Net cash paid for acquisition of real estate and unconsolidated joint ventures		2,653,019

Additional (sources) / uses of cash
Prepaid rent	(26,855)
Initial funding of unfunded construction commitments reserve (restricted cash)	42,470
Initial funding of property carry costs reserve (restricted cash)	32,482
Initial funding of interest expense reserve (restricted cash)	4,924
Acquisition related expenses	18,340
Prepaid interest expense	1,249
Total additional (sources) uses of cash, net		72,610

Remaining excess cash from transaction		$50,092

The allocation of the consideration for this acquisition is preliminary and remains subject to adjustment as the Company finalizes its purchase price allocation. The Company is utilizing an independent third party to assist management with its determination of the final allocation of value.

Note 4 – Lease Intangible Assets and Liabilities

Our lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $597.5 million and $19.5 million as of September 30, 2015, respectively. The following table summarizes our lease intangible assets and liabilities:

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$595,443	$(18,400)	$577,043
Below-market ground leases, net	11,766	(51)	11,715
Above-market leases, net	9,058	(285)	8,773

Total	$616,267	$(18,736)	$597,531

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$20,045	$(529)	$19,516

Total	$20,045	$(529)	$19,516

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $244.6 thousand for the period ended September 30, 2015. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2016 is as follows (in thousands):

2016	$(978)
2017	(978)
2018	(978)
2019	(951)
2020	(822)

Amortization of acquired below-market ground leases resulted in additional rent expense of $50.7 thousand for the period ended September 30, 2015. Estimated annual amortization of acquired below-market ground leases for each of the five succeeding years commencing January 1, 2016 is as follows (in thousands):

2016	$203
2017	203
2018	203
2019	203
2020	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $18.4 million for the period ended September 30, 2015. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2016 is as follows (in thousands):

2016	$73,601
2017	73,601
2018	73,033
2019	70,228
2020	67,372

Note 5 – Investments in Unconsolidated Joint Ventures

The Company conducts a portion of its property rental activities through participation in unconsolidated joint ventures for which the Company holds less than a controlling interest. Our partners in these unconsolidated joint ventures are unrelated real estate entities or commercial enterprises. We and our unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related governing documents.

The Company currently has investments in three unconsolidated entities: GS Portfolio Holdings LLC (the “GGP JV”), a joint venture between Seritage Growth and a subsidiary of General Growth Properties, Inc. (together with its subsidiaries, “GGP”), SPS Portfolio Holdings LLC (the “Simon JV”), a joint venture between Seritage Growth and a subsidiary of Simon Property Group, Inc. (together with its subsidiaries, “Simon”), and MS Portfolio LLC (the “Macerich JV”), a joint venture between

Seritage Growth and a subsidiary of The Macerich Company (together with its subsidiaries, “Macerich”). A substantial majority of the space at the JV Properties is leased to Sears Holdings under the JV Master Leases which include recapture rights and termination rights with similar terms as those described under the Master Lease.

The Company’s investments in unconsolidated joint ventures at September 30, 2015, consisted of (in thousands):

Joint Venture	# of Properties	Initial Investment	Seritage % Ownership
GGP JV	12	$165,000	50%
Macerich JV	9	150,000	50%
Simon JV	10	114,012	50%

Total	31	$429,012

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. We share in the profits and losses of these unconsolidated joint ventures generally in accordance with our respective equity interests. In some instances, we may recognize profits and losses related to our investment in an unconsolidated joint venture that differ from our equity interest in the unconsolidated joint venture. This may arise from impairments that we recognize related to our investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets; differences between our basis in assets we have transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; our deferral of the unconsolidated joint venture’s profits from land sales to us; or other items. There were no joint venture impairment charges during the period ended September 30, 2015.

The following table presents combined condensed financial data for our unconsolidated joint ventures as of September 30, 2015 (in thousands):

September 30, 2015
ASSETS
Net investment in real estate	$820,216
Other assets	40,155

Total assets	$860,371

LIABILITIES AND EQUITY
Total liabilities	6,923
Total equity	853,448

$860,371

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
Total equity	$853,448
Less: Joint venture partners’ share	(426,724)
Plus: Basis differences	2,410

Investment in unconsolidated joint ventures	$429,134

July 7, 2015 (date operations commenced) to September 30, 2015
Total revenue	$16,932
Net income	5,440

Note 6 – Leases

Master Lease

On July 7, 2015, subsidiaries of Seritage Growth and subsidiaries of Sears Holdings entered into the Master Lease. The Master Lease generally is a triple net lease with respect to all space which is leased thereunder to Sears Holdings, subject to proportional sharing by Sears Holdings for repair and maintenance charges, real property taxes, insurance and other costs and expenses which are common to both the space leased by Sears Holdings and other space occupied by unrelated third-party tenants in the same or other buildings pursuant to third-party leases, space which is recaptured pursuant to the Company recapture rights described below and all other space which is constructed on the properties. Under the Master Lease, Sears Holdings and/or one or more of its subsidiaries will be required to make all expenditures reasonably necessary to maintain the premises in good appearance, repair and condition for as long as they are in occupancy.

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal. The base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease is approximately $134 million and, in each of the initial and first two renewal terms, will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year. For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

The Master Lease provides the Company with the right to recapture up to approximately 50% of the space within the 224 Acquired Properties subject to the Master Lease (subject to certain exceptions), in addition to all of any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of the parking areas and common areas. Upon exercise of this recapture right, we will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to third-party tenants on potentially superior terms determined by us and for our own account. We also have the right to recapture 100% of the space within the Sears Holdings stores located at each of 21 identified Acquired Properties by making a specified lease termination payment to Sears Holdings, after which we expect to be able to reposition and re-lease those stores on potentially superior terms determined by us and for our own account. The Company did not exercise any of its recapture rights during the period ended September 30, 2015.

The Master Lease also provides for certain rights of Sears Holdings to terminate the Master Lease with respect to Acquired Properties that cease to be profitable for operation by Sears Holdings. In order to terminate the Master Lease with respect to a certain property, Sears Holdings must make a payment to us of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Such termination right, however, will be limited so that it will not have the effect of reducing the fixed rent under the Master Lease by more than 20% per annum. Further, no such termination rights can be exercised during the first 12 months of the lease term.

Revenues from the Master Lease for the period ended September 30, 2015 are as follows (in thousands and excluding the effect of straight-line rent):

July 7, 2015
(date operations
commenced) to
September 30, 2015
Rental income	$31,339
Tenant reimbursements	12,107

Total revenue	$43,446

Lessor

The Company generally leases space to tenants under non-cancelable operating leases. The leases typically provide for the payment of fixed base rents, as well as reimbursements of real estate taxes, insurance, maintenance and other costs. Certain leases also provide for the payment by the lessee of additional rents based on a percentage of their sales.

As of September 30, 2015, future base rental revenue under non-cancelable operating leases, excluding extension options and signed leases for which rental payments have not yet commenced, is as follows (in thousands):

Year ending December 31,
2016	$158,354
2017	159,414
2018	161,050
2019	162,709
2020	163,087
Thereafter	1,422,199

These future minimum amounts do not include tenant reimbursement income or additional rents based on a percentage of tenants’ sales. For the period ended September 30, 2015, the Company recognized $12.7 million of tenant reimbursement income and no additional rent based on percentage of tenants’ sales.

As Lessee

In connection with the Transaction, the Company acquired a ground lease for one property. During the period ended September 30, 2015, the Company recorded rent expense of approximately $10.5 thousand, which is classified within property operating expenses on the condensed consolidated statement of operations. The ground lease requires us to make fixed annual rental payments and expires in 2073 assuming all options are exercised.

Note 7 – Mortgage Loans Payable

During the period ended September 30, 2015, pursuant to the Transaction, the Company entered into a mortgage and mezzanine loan agreement (collectively, the “Loan Agreements”), providing for term loans in an initial principal amount of approximately $1.16 billion (collectively, the “Mortgage Loans”) and a $100 million future funding facility (the “Future Funding Facility”), which we expect to be available to us to finance the redevelopment of properties in our portfolio from time to time, subject to satisfaction of certain conditions. No amounts have been drawn as of September 30, 2015 under the Future Funding Facility.

All outstanding principal and interest under the Mortgage Loans is due and payable on the payment dates and will mature on the payment date in July 2019. The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions. Borrowings under the Mortgage Loans bear interest at the London Interbank Offered Rates (“LIBOR”) plus a weighted-average spread of 465 basis points and payments are made monthly on an interest-only basis. The weighted-average interest rate for the Mortgage Loans for the period ended September 30, 2015 was 4.94%.

The Mortgage Loans are secured by all of our real estate and a pledge of our equity in the JVs. The Loan Agreements contain terms that limit our ability to incur additional indebtedness on these properties and may require lender approval of certain major tenant leases or significant redevelopment projects. The Loan Agreement prohibits repayment of any amounts outstanding for the first 12 months (other than repayments in connection with property releases and certain other exceptions) and contains a yield maintenance provision for the early extinguishment of the debt within the first 30 months. The Company believes it is currently in compliance with all material terms and conditions of the Loan Agreements.

All obligations under the Loan Agreements are non-recourse to the borrowers and the pledgors of the JV Interests and the guarantors thereunder, except that (i) the borrowers and the guarantors will be liable, on a joint and several basis, for losses incurred by the lenders in respect of certain matters customary for commercial real estate loans, including misappropriation of funds and certain environmental liabilities and (ii) the indebtedness under the Loan Agreements will be fully recourse to the borrowers and guarantors upon the occurrence of certain events customary for commercial real estate loans, including without limitation prohibited transfers, prohibited voluntary liens and bankruptcy. Additionally the guarantors delivered a limited completion guaranty with respect to future redevelopments undertaken by the borrowers at the properties.

The Company incurred $21.4 million of debt issuance costs related to the Mortgage Loans, which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and amortized over the term of the Loan Agreements. As of September 30, 2015, the unamortized balance of the Company’s debt issuance costs was $20.1 million.

Note 8 – Income Taxes

The Company believes it qualifies to be treated as a REIT as defined under Section 856(c) of the Internal Revenue Code (the “Code”) for federal income tax purposes, commencing with its taxable year ending December 31, 2015. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to currently distribute at least 90% of its adjusted REIT taxable income to its stockholders.

As a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to its stockholders. If the Company fails to qualify as a REIT or does not distribute 100 percent of its taxable income in any taxable year, it will be subject to federal taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. Additionally, our Puerto Rico properties are currently subject to income taxes based on estimated gross receipts.

The Company has evaluated whether any uncertain tax provisions exist as of September 30, 2015 and has concluded that there are no uncertain tax positions.

Note 9 – Fair Value Measurements

ASC 820, Fair Value Measurement and Disclosures, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities

Level 2 - observable prices based on inputs not quoted in active markets, but corroborated by market data

Level 3 - unobservable inputs used when little or no market data is available

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, we utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in our assessment of fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2. The Company’s derivative instruments as of September 30, 2015 included an interest rate cap. The Company utilizes an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at September 30, 2015 was approximately $2.2 million and is included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheet. The Company has elected not to utilize hedge accounting and therefore the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statement of operations. For the period ended September 30, 2015, the Company recorded a loss of $2.8 million related to the change in fair value of the interest rate cap.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheet include cash equivalents and mortgages payable. The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of September 30, 2015, the estimated fair value of the Company’s debt was $1.2 billion which approximated the carrying value at such date as the current risk adjusted rate approximates the stated rates on our mortgages.

Note 10 – Commitments and Contingencies

Insurance

The Company maintains general liability insurance and all-risk property and rental value, with sub-limits for certain perils such as floods and earthquakes on each of our properties. We also maintain coverage for coverage for terrorism acts as defined by Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.

Insurance premiums are charged directly to each of the retail properties. The Company will be responsible for deductibles and losses in excess of insurance coverage, which could be material. We continue to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. However, we cannot anticipate what coverage will be available on commercially reasonable terms in the future.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs including removal, remediation, government fines and injuries to persons and property. The Company does not believe that any resulting liability from such matters will have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Under the Master Lease, Sears Holdings has indemnified us from certain environmental liabilities at the Acquired Properties existing before, or caused by Sears Holdings during, the period in which each Acquired Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings). As of September 30, 2015, the Company had approximately $12.0 million of restricted cash in a lender reserve account to fund potential environmental costs that were identified during due diligence related of the Transaction.

Litigation and Other Matters

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our condensed consolidated financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable, but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company.

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Action, Consol. C.A. No. 11081-VCL (the “Action”). On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint (the “Complaint”) in the Action against defendants Sears Holdings, the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage Growth. The plaintiffs have brought the Action derivatively on behalf of Sears Holdings and allege that the Sears Holdings directors, as well as ESL (in its capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Acquired Properties to Seritage Growth at a price that was unfairly low and was the result of a process that allegedly was flawed. The Complaint also alleges that Seritage Growth and FCM aided and abetted these alleged fiduciary breaches. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts, restitution and equitable relief related to the Transaction. Due to uncertainties surrounding the status and outcome of this matter, management cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this matter. The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and intends to contest these lawsuits vigorously.

Note 11 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL. ESL beneficially owned approximately 48.0% of Sears Holdings’ outstanding common stock at August 1, 2015. Mr. Lampert is also the Chairman of Seritage Growth.

For purposes of funding the purchase price for the acquisition of the Acquired Properties and the JV Interests from Sears Holdings, the Company effected the Rights Offering to existing Sears Holdings stockholders, including ESL. As of September 30, 2015, ESL held an approximately 43.4% interest in Operating Partnership and approximately 4.0% and 100% of the outstanding Class A common shares and Class B common shares, respectively.

Transition Services Agreement

On July 7, 2015, the Operating Partnership and Sears Holdings Management Corporation (“SHMC”), a wholly owned subsidiary of Sears Holdings, entered into a transition services agreement (the “Transition Services Agreement”, or “TSA”). Pursuant to the TSA, SHMC will provide certain limited services to the Operating Partnership during the period from the closing of the Transaction through the 18-month anniversary of the closing, unless the Operating Partnership terminates the agreement. The services provided by SHMC may include specified facilities management, accounting, treasury, tax, information technology, risk management, human resources and related support services. SHMC does not provide us with any business managerial, leasing, development or construction services or direct any of our business, financial or strategic policies or decisions. Fees incurred under the TSA were approximately $78 thousand for the period ended September 30, 2015.

Note 12 – Non-Controlling Interests

Partnership Agreement

On July 7, 2015, Seritage Growth and ESL entered into the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”). Pursuant to the Partnership Agreement, as the sole general partner of Operating Partnership, Seritage Growth exercises exclusive and complete responsibility and discretion in its day-to-day management and control of Operating Partnership, and may not be removed as general partner by the limited partners. As of September 30, 2015, the Company held a 56.6% interest in the Operating Partnership and ESL held a 43.4% interest.

No capital contributions, distributions, or returns of capital have occurred since the Transaction.

Note 13 – Shareholders’ Equity

Class A Common Shares

On July 7, 2015, the Company issued 22,332,037 Class A common shares at a price of $29.58 per share, for aggregate proceeds of $660.6 million, pursuant to the Rights Offering. The Company incurred costs of approximately $8.1 million related to the Rights Offering.

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

Class A shares have a par value of $0.01 per share.

Class B Common Shares

On July 7, 2015, the Company issued and sold to ESL 1,589,020 Class B common shares of beneficial interest in connection with an exchange of cash and subscription rights for Class B common shares in a transaction exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof. The aggregate purchase price for the Class B common shares purchased by ESL was $0.9 million. The Class B common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class B shares have a par value of $0.01 per share.

Class C Common Shares

On July 7, 2015, the Company issued 6,790,635 Class C common shares at a price of $29.58 per share, for aggregate proceeds of $200.9 million, pursuant to the Rights Offering. The Class C common shares have economic rights, but do not have voting rights. Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share. During the period ended September 30, 2015, 132,450 shares of Class C common shares were converted to Class A common shares.

Class C shares have a par value of $0.01 per share.

Dividends and Distributions

The Company has not declared any dividends or distributions to any classes of shares as of September 30, 2015.

Note 14 – Earnings per Share

The table below provides a reconciliation of net loss and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. All outstanding non-vested shares that contain non-forfeitable rights to dividends are considered participating securities and are included in computing EPS pursuant to the two-class method which specifies that all outstanding unvested share-based payment awards that contain non-forfeitable rights to distributions are considered participating securities and should be included in the computation of EPS. Earnings per share has not been presented for Class B shareholders as they do not have economic rights.

July 7, 2015
(date operations
commenced) to
(in thousands except per share amounts)	September 30, 2015
Numerator - Basic and Diluted
Net loss	$(31,853)
Net loss attributable to non-controlling interests	13,552

Net loss attributable to common shareholders	$(18,301)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	24,699
Weighted average Class C common shares outstanding	6,685

Weighted average Class A and Class C common shares outstanding	31,384

Net loss per share attributable to Class A and Class C common shareholders	$(0.58)

No adjustments were made to the numerator for the period ended September 30, 2015, because (i) the Company made no dividend payments during the period and (ii) the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the period ended September 30, 2015, because (i) the inclusion of outstanding non-vested Class A common shares would have had an anti-dilutive effect and (ii) there are no outstanding non-vested Class C shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “will,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Form S-11 dated June 8, 2015 and our Form 10-Q for the quarter ended June 30, 2015. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

Overview

Seritage Growth Properties (“Seritage Growth,” “we,” “us,” “our,” or the “Company”) is a newly organized entity that was formed in Maryland on June 3, 2015. The Company conducts its operations through Seritage Growth Properties, L.P. (together with its subsidiaries, the “Operating Partnership”), a Delaware limited partnership, formed on April 22, 2015. Our principal offices are located at 489 Fifth Avenue, 18th Floor, New York, New York, and our main telephone number is (212) 355-7800. Seritage Growth intends to elect to be treated as a real estate investment trust (“REIT”) for federal income tax purposes commencing with our taxable year ending December 31, 2015.

On July 6, 2015, Seritage Growth became a publicly traded, self-administered, self-managed REIT primarily engaged in the real property business through its investment in the Operating Partnership. On July 7, 2015, Seritage Growth acquired properties and three 50% joint venture interests from Sears Holdings Corporation (the “Transaction”). As a result of the Transaction, our portfolio consists of 235 properties (the “Acquired Properties”) that were previously owned (or, in one case, ground-leased) by Sears Holdings Corporation (“Sears Holdings”). In addition, we own three 50% joint venture interests (collectively, the “JV Interests”) in an additional twelve, ten and nine properties, respectively (collectively, the “JV Properties”), which were previously owned by Sears Holdings.

We lease a substantial majority of the space at all but 11 of the Acquired Properties (such 11 properties, the “Third-Party Properties”) back to Sears Holdings under a master lease agreement (the “Master Lease”), with the remainder of such space leased to third-party tenants. The Third-Party Properties, which do not contain a Sears Holdings store, do not have any space leased to Sears Holdings, and are instead leased solely to third-party tenants. A substantial majority of the space at the JV Properties is also leased to Sears Holdings by, as applicable, GS Portfolio Holdings LLC (the “GGP JV”), a joint venture between a subsidiary of the Operating Partnership and a subsidiary of General Growth Properties, Inc. (together with its other subsidiaries, “GGP”), SPS Portfolio Holdings LLC (the “Simon JV”), a joint venture between a subsidiary of the Operating Partnership and a subsidiary of Simon Property Group, Inc. (together with its other subsidiaries, “Simon”), or MS Portfolio LLC (the “Macerich JV” and, together with the GGP JV and the Simon JV, each, a “JV”), a joint venture between a subsidiary of the Operating Partnership and a subsidiary of The Macerich Company (together with its subsidiaries, “Macerich”), in each case under a separate master lease with each JV (the “JV Master Leases”).

We generate revenues primarily by leasing our properties to tenants, including both Sears Holdings and third-party tenants, who operate retail stores (and potentially other uses) in the leased premises, a business model common to many publicly traded REITs. In addition to revenues generated under the Master Lease through rent payments from Sears Holdings, we generate revenue through leases to third-party tenants under existing and future leases for space at our properties. The Master Lease provides us with the right to recapture up to approximately 50% of the space within the 224 Acquired Properties subject to the Master Lease (subject to certain exceptions and limitations), in addition to all of any automotive care centers which are free-standing or attached as “appendages” to the properties, and all outparcels or outlots and certain portions of parking areas and common areas. Upon exercise of this recapture right, we will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to third-party tenants on potentially superior terms determined by us and for our own account. We also have the right to recapture 100% of the space within the Sears Holdings main store located on each of 21 identified Acquired Properties by making a specified lease termination payment to Sears Holdings, after which we expect to be able to reposition and re-lease those stores on potentially superior terms determined by us and for our own account.

Our portfolio of 235 wholly-owned properties, consisting of over 37.0 million square feet of building space, is broadly diversified by location across 49 states and Puerto Rico. These properties consist of 84 properties operated under the Kmart brand, 140 operated under the Sears brand, and 11 properties leased entirely to third parties. At certain of the properties, third parties under existing leases occupy a portion of the overall leasable space alongside Sears Holdings. The amount of space leased to third-party tenants is expected to increase as we recapture space under the Master Lease and then re-lease it to such third-party tenants.

Results of Operations

We derive substantially all of our revenue from rents received from tenants under existing leases at each of our properties. This revenue generally includes fixed base rents and recoveries of expenses that we have incurred and that we pass through to the individual tenants, in each case as provided in the respective leases.

Our primary cash expenses consist of our property operating expenses, general and administrative expenses, interest expense and construction and development related costs. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance, ground lease costs and utilities; general and administrative expenses include payroll, office expenses, professional fees, and other administrative expenses; and interest expense is primarily on our mortgage loan payable. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties and related intangible assets and liabilities resulting from the Transaction.

We did not have any revenues or expenses until we completed the Transaction on July 7, 2015.

Rental Income

Seritage Growth’s earnings are primarily the result of the rental revenue generated through rent payments from Sears Holdings under the Master Lease. During the period ended September 30, 2015, and excluding the effect of straight-line rent, the rental income attributable directly to Sears was $31.3 million, or approximately 84.0% of total rental income earned in the period.

In addition to revenues generated under the Master Lease through rent payments from Sears Holdings, we generate revenue through direct leases to third-party tenants for space at our properties. During the period ended September 30, 2015, and excluding the effect of straight-line rent, the rental income attributable to third-party tenants was $5.9 million, or 16.0% of total rental income earned in the period.

On an annual basis, and taking into account all signed leases including those which have not yet commenced rental payments, rental income attributable to third-party tenants represented approximately 22.5% of total annual rental income as of September 30, 2015.

For the period ended September 30, 2015, the Company recognized total rental income of $41.4 million, including straight-line rent of approximately $3.9 million.

Tenant Reimbursements and Property Operating Expenses

Pursuant to the provisions of the Master Lease and many third party leases, the Company is entitled to be reimbursed for certain property related expenses. For the period ended September 30, 2015, the Company recorded tenant reimbursement income of $12.7 million, compared to property operating expenses and real estate tax expense aggregating $13.6 million.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including stock-based compensation, professional fees, office expenses, acquisition costs and overhead expenses. For the period ended September 30, 2015, the Company incurred general and administrative expenses of $5.8 million of which approximately $1.8 million were up-front personnel costs related to the hiring of certain executives.

Acquisition-Related Expenses

The Company incurred $18.3 million of non-recurring costs related to the Transaction, including due diligence, legal, consulting and other similar expenses. These costs are included in acquisition-related expenses on the condensed consolidated statement of operations.

Interest expense

For the period ended September 30, 2015, the Company incurred $14.8 million of interest expense related to the Mortgage Loans, including amortization of debt issuance costs in the amount of $1.3 million.

Change in Fair Value of Interest Rate Cap

In connection with the issuance of the Mortgage Loans, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1.26 billion and a strike rate of 3.5%. As of September 30, 2015, the interest rate cap had a fair value of approximately $2.2 million.

Non-GAAP Financial Measures

Funds from Operations (“FFO”) is a supplemental non-GAAP financial measurement used as a standard in the real estate industry and a widely accepted measure of real estate investment trust (“REIT”) performance. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts (“NAREIT”) which defines FFO as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from property sales, real estate related depreciation and amortization, and impairment charges on depreciable real estate asset.

We define Normalized FFO as FFO adjusted for certain income and expense items, including acquisition related expenses, amortization of deferred financing costs, non-cash changes in the fair value of our interest rate cap and other adjustments to account for items that we do not believe are representative of our operating results.

We present FFO and Normalized FFO as we consider them important supplemental measures of our operating performance and we believe they can assist securities analysts, investors and other interested parties in the evaluation of REITs.

FFO and Normalized FFO (i) do not represent cash flow from operations as defined by GAAP; (ii) are not indicative of cash available to fund all cash flow needs, including the ability to make distributions; (iii) are not alternatives to cash flow as a measure of liquidity; and (iv) should not be considered alternatives to net income (which is determined in accordance with GAAP) for purposes of evaluating the Company’s operating performance.

The reconciliation of Seritage Growth’s net loss to FFO and Normalized FFO for the period ended September 30, 2015 is as follows (in thousands, except per share amounts):

July 7, 2015 (date operations commenced) to September 30, 2015
FUNDS FROM OPERATIONS
Net loss	$(31,853)
Adjustments:
Real estate depreciation and amortization (consolidated properties)	32,935
Real estate depreciation and amortization (unconsolidated joint ventures)	3,688

FFO attributable to Seritage Growth Properties	$4,770

FFO per diluted common share and unit	$0.09

NORMALIZED FUNDS FROM OPERATIONS
Funds from Operations	$4,770
Adjustments:
Change in fair value of interest rate cap	2,814
Amortization of deferred financing costs	1,324
Acquisition related expenses	18,340
Up-front hiring and personnel costs	1,795

Normalized FFO attributable to Seritage Growth Properties (1)	$29,043

Normalized FFO per diluted common share and unit (1)	$0.52

WEIGHTED AVERAGE COMMON SHARES AND UNITS
Weighted average common shares outstanding	31,384
Weighted average OP Units outstanding	24,176

Weighted average common shares and units outstanding	55,560

(1)	Adjusting for the July 1-6, 2015 period prior to the commencement of the Company’s operations results in Normalized FFO of $30,973 and Normalized FFO per diluted share and unit of $0.56.

Liquidity and Capital Resources

Property rental income is our primary source of cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. We anticipate that cash flows from continuing operations over the next twelve months, together with existing cash and restricted cash balances, will be adequate to fund our anticipated uses, including scheduled principal and interest payments on outstanding indebtedness, current and anticipated developments and redevelopments, distributions to maintain our qualification as a REIT, and other capital obligations associated with conducting our business. Our primary expected sources and uses and capital are as follows:

Sources

•	Existing cash balances, including restricted cash

•	Operating cash flow

•	Future Funding Facility

Uses

•	Operating expenses

•	Debt services costs

•	Property development and redevelopment

•	Distributions to shareholders

Summary of Cash Flows

Net cash provided by operating activities for the period ended September 30, 2015 was $7.5 million and included (i) $1.7 million of cash from operating income (net of acquisition-related expenses of $18.3 million) and (ii) a $5.8 million net increase in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities.

Net cash used in investing activities for the period ended September 30, 2015 was $2.7 billion which was primarily a result of the Transaction.

Net cash provided by financing activities for the period ended September 30, 2015 was $2.8 billion and included (i) $1.6 billion of gross cash proceeds from the issuance of common stock and non-controlling interests; (ii) $1.2 billion of gross cash proceeds from the issuance of the Mortgage Loans; and (iii) $29.5 million of offering and financing costs.

Dividends

The Company has not declared any dividends or distributions to any classes of shares as of September 30, 2015.

The Company expects to declare a common dividend prior to the end of 2015 to meet its REIT distribution requirements. The amount and timing of the 2015 dividend, and the Company’s dividend policy for 2016 and beyond, will be at the discretion of the Board of Trustees. The Board of Trustees’ decisions regarding the payment of dividends will depend on many factors, including, but not limited to, maintaining the Company’s REIT tax status and evaluating the Company’s investment opportunities.

Litigation and other matters

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued, if such disclosure is necessary for our condensed consolidated financial statements to not be misleading. We do not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Action, Consol. C.A. No. 11081-VCL (the “Action”). On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint (the “Complaint”) in the Action against defendants Sears Holdings, the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage Growth. The plaintiffs have brought the Action derivatively on behalf of Sears Holdings and allege that the Sears Holdings directors, as well as ESL (in its capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Acquired Properties to Seritage Growth at a price that was unfairly low and was the result of a process that allegedly was flawed. The Complaint also alleges that Seritage Growth and FCM aided and abetted these alleged fiduciary breaches. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts, restitution and equitable relief related to the Transaction. Due to uncertainties surrounding the status and outcome of this matter, management cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this matter. The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and intends to contest these lawsuits vigorously.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of September 30, 2015.

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk disclosed in the prospectus on Form S-11, which was filed with the SEC on June 10, 2015.

Interest Rate Fluctuations

We have $1,161 million of Mortgage Loans Payable. The interest rate on the loans is the 30-day LIBOR rate plus a weighted average spread of 465 basis points. We have purchased a LIBOR interest rate cap that has a LIBOR strike rate of 3.5% and a term of four years. We are subject to market risk with respect to changes in the LIBOR rate. An immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $11.6 million.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of September 30, 2015, the estimated fair value of our consolidated debt was $1.2 billion.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 10 of the condensed consolidated financial statements included herein.

Item 1A.	Risk Factors

Information regarding risk factors appears in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 in Part II, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	SEC Document Reference

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: November 13, 2015	/s/ Benjamin Schall
By: Benjamin Schall
President and Chief Executive Officer