Form 10-K
period 2015-12-31
Seritage Growth Properties
filed 2016-03-11
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

Commission file number 001-37420

SERITAGE GROWTH PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	38-3976287
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

489 Fifth Avenue, 18th Floor, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 355-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common shares of beneficial interest, par value $0.01 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 6, 2015 was approximately $1,163,986,000 based upon the closing price of $37.10 of the registrant’s common stock as reported on the New York Stock Exchange. The registrant has elected to use July 6, 2015 as the calculation date, which was the initial trading date of the registrant’s common shares on the New York Stock Exchange, because as of the last business day of the registrant’s most recently completed second fiscal quarter, the registrant was a privately held company.

As of March 4, 2016, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	25,261,542
Class B common shares of beneficial interest, par value $0.01 per share	1,589,020
Class C common shares of beneficial interest, par value $0.01 per share	6,329,485

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Seritage Growth Properties’ Proxy Statement for its 2016 Annual Meeting of Shareholders, to be held May 3, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SERITAGE GROWTH PROPERTIES

ANNUAL REPORT ON FORM 10-K

PERIOD FROM JULY 7, 2015 (Date Operations Commenced) TO DECEMBER 31, 2015

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Annual Report”) of Seritage Growth Properties contains statements that constitute forward-looking statements within the meaning of the federal securities laws. Any statements that do not relate to historical or current facts or matters are forward-looking statements. You can identify forward-looking statements by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “approximately,” “intends,” “plans,” “pro forma,” “estimates” or “anticipates” or the opposite of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. Statements concerning current conditions may also be forward-looking if they imply a continuation of current conditions. You can also identify forward-looking statements by discussions of strategy, plans or intentions.

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events. Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in retail, real estate and general economic conditions;

•	Our current dependence on Sears Holdings Corporation for a substantial majority of our revenue;

•	Sears Holdings Corporation’s termination and other rights under its master lease with us;

•	Risks relating to our recapture and redevelopment activities and potential acquisition or disposition of properties;

•	Our limited operating history as an independent public company;

•	The terms of our indebtedness;

•	Tax, environmental, health, safety and land use laws and regulations; and

•	Restrictions with which we are required to comply in order to maintain REIT status.

While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Except as required by law, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors of new information, data or methods, future events or other changes. For a further discussion of these and other factors that could impact our future results, performance or transactions, see “Item 1A. Risk Factors.”

ii

PART I

ITEM 1.	BUSINESS

Seritage Growth Properties (“Seritage”) (NYSE: SRG), a Maryland real estate investment trust formed on June 3, 2015, is a fully-integrated, self-administered and self-managed real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code (the “Code”). Seritage’s assets are held by and its operations are primarily conducted through, directly or indirectly, Seritage Growth Properties, L.P., a Delaware limited partnership (the “Operating Partnership”). Under the partnership agreement of the Operating Partnership, Seritage, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, the “Company”, “we,” “us,” and “our” as used herein refer to Seritage, the Operating Partnership and its owned and controlled subsidiaries.

Seritage is principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail real estate throughout the United States. As of December 31, 2015, our portfolio included approximately 42.4 million square feet of gross leasable area (“GLA”), consisting of 235 wholly owned properties totaling over 37.0 million square feet of GLA across 49 states and Puerto Rico, and interests in 31 joint venture properties totaling over 5.4 million square feet of GLA across 17 states.

On June 11, 2015 Sears Holdings Corporation (“Sears Holdings”) effected a rights offering (the “Rights Offering”) to Sears Holdings stockholders to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of 234 of Sears Holdings’ owned properties and one of its ground leased properties (the “Wholly Owned Properties”), and its 50% interests in three joint ventures (the “JV Interests”) that collectively own 28 properties, ground lease one property and lease two properties (collectively, the “JV Properties”) (collectively, the “Transaction”). The Rights Offering ended on July 2, 2015, and the Company’s Class A common shares were listed on the New York Stock Exchange on July 6, 2015.

On July 7, 2015, the Company completed the Transaction with Sears Holdings and commenced operations. The Company’s only operations prior to the completion of the Rights Offering and Transaction were those incidental to the completion of such activities.

As of December 31, 2015, we leased a substantial majority of the space in our portfolio at all but 11 of the Wholly Owned Properties (such 11 properties, the “Third-Party Properties”) to Sears Holdings under a master lease agreement (the “Master Lease”), with the remainder of such space leased to third-party tenants. The Third-Party Properties, which do not contain a Sears Holdings store or have any space leased to Sears Holdings, are leased solely to third-party tenants. A substantial majority of the space at the JV Properties is also leased to Sears Holdings by, as applicable, GS Portfolio Holdings LLC (the “GGP JV”), a joint venture between a subsidiary of the Operating Partnership and a subsidiary of General Growth Properties, Inc. (together with its other subsidiaries, “GGP”), SPS Portfolio Holdings LLC (the “Simon JV”), a joint venture between a subsidiary of the Operating Partnership and a subsidiary of Simon Property Group, Inc. (together with its other subsidiaries, “Simon”), or MS Portfolio LLC (the “Macerich JV” and, together with the GGP JV and the Simon JV, each, a “JV” and collectively, the “JVs”), a joint venture between a subsidiary of the Operating Partnership and a subsidiary of The Macerich Company (together with its subsidiaries, “Macerich”), in each case under a separate master lease with each JV (the “JV Master Leases”).

The Master Lease and the JV Master Leases provide the Company and the JVs with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.

Business Strategies

Our primary objective is to create value for our shareholders through the re-leasing and redevelopment of the majority of our Wholly Owned Properties and JV Properties. In doing so, we expect to meaningfully grow net operating income (“NOI”) by re-leasing space to third-party retailers at materially higher rents while also substantially diversifying our tenant base. In order to achieve our objective, we intend to execute the following strategies:

•	Convert single-tenant buildings into multi-tenant properties at meaningfully higher rents. We intend to increase NOI and diversify our portfolio by actively recapturing space at our properties and re-leasing such space to third-party retailers for higher rents than are payable under the Master Lease by Sears Holdings.

We seek to optimize the mix of tenants at, and maximize the value of, our properties by focusing on growing national retailers and taking into account customer demographics and the competitive environment of each property’s market area. We believe that the superior real estate locations, diversity of property types and national footprint that characterize our portfolio, combined with the unique recapture features of the Master Lease, make us well-positioned to meet the store growth needs of retailers across a variety of sectors and concepts. As we lease space to such retailers, we aim to create multi-tenant shopping centers that command superior rents and valuations due to their prime locations, synergies with adjoining retailers and proximity to productive malls and shopping centers.

•	Maximize value of vast land holdings through retail and mixed-use densification. Our portfolio includes over 3,000 acres of land, or approximately 13 acres per site for our Wholly Owned Properties, and our most significant geographic concentrations are in higher growth markets in California, Florida, Texas and the Northeast. We believe these land holdings will provide meaningful opportunities for additional retail and mixed-use development.

In addition to the right to recapture up to approximately 50% of the space occupied by Sears Holdings at substantially all of our Wholly Owned Properties, the Master Lease provides us with the right to recapture (i) 100% of the stores located at 21 identified properties; (ii) all of any automotive care centers which are free-standing or attached as “appendages” to the stores; and (iii) outparcels or outlots, as well as certain portions of parking areas and common areas.

The 21 identified properties for which we have 100% recapture rights include over 3.9 million square feet of entitled commercial space on over 350 acres of land and our portfolio of automotive care centers encompasses approximately 3.5 million square feet of scarce real estate typically located on the most visible and highly-trafficked site at a property. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that many of these sites, as well as others throughout the portfolio, will provide attractive and value-enhancing development, redevelopment and densification opportunities.

•	Leverage existing and future joint venture relationships with leading real estate and financial partners. We currently own 50% interests in 31 JV Properties with leading regional mall REITs each of which, we believe, is focused on driving value creation at the JV Properties through recapturing and re-leasing space pursuant to the JV Master Leases.

We participate in 50% of all net value created at the JV Properties and expect to benefit from the leasing and redevelopment platforms of our JV partners, as well as stores that are, generally, located at high-productivity malls within their respective portfolios.

We may participate in future joint ventures to leverage our human and capital resources and pursue additional value-creating projects. We will generally seek partners that provide incremental expertise or, as a result of circumstances, allow us to create more value together than we believe we could create on our own.

•	Maintain a flexible capital structure to support value creation activities. The capital structure resulting from the Transaction provides us with sufficient financial flexibility and capacity to fund our current capital needs and redevelopment opportunities. We believe we have access to multiple forms of capital, including internally generated cash from operations, that can provide us with additional funding to invest in value-creating projects.

Significant Tenants

Substantially all of the Company’s real estate properties are leased to Sears Holdings, and the majority of our rental revenues are derived from the Master Lease.

The Master Lease provides Seritage the right to recapture up to approximately 50% of the space occupied by Sears Holdings at each of the Wholly Owned Properties included in the Master Lease (subject to certain exceptions). In addition, Seritage has the right to recapture any automotive care centers which are freestanding or attached as “appendages” to the stores, and all outparcels or outlots, as well as certain portions of parking areas and common areas. We also have the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings. While we will be permitted to exercise our recapture rights all at once or in stages as to any particular property, we will not be permitted to recapture all or substantially all of the space subject to the recapture right at more than 50 Wholly Owned Properties during any lease year.

The Master Lease also provides for certain rights to Sears Holdings to terminate the Master Lease with respect to Wholly Owned Properties that cease to be profitable for operation by Sears Holdings. In order to terminate the Master Lease with respect to a certain property, Sears Holdings must make a payment to us of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Such termination right, however, will be limited so that it will not have the effect of reducing the fixed rent under the Master Lease by more than 20% per annum. Further, no such termination rights can be exercised prior to August 1, 2016.

A substantial majority of the space at the JV Properties is leased to Sears Holdings under the JV Master Leases which include recapture rights and termination rights with similar terms as the Master Lease.

Sears Holdings is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission (“SEC”); refer to www.sec.gov for Sears Holdings Corporation’s publicly available financial information. We make no representation as to the accuracy or completeness of the information regarding Sears Holdings that is available through the SEC’s website or otherwise made available by Sears Holdings or any third party, and none of such information is incorporated by reference herein.

Competition

We compete for investment opportunities and prospective tenants with other REITs, real estate partnerships or other real estate companies, private individuals, investment companies, private equity and hedge fund investors, sovereign funds, pension funds, insurance companies, lenders and other investors. In addition, revenues from our properties are dependent on the ability of our tenants and operators to compete with other retail operators.

Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we have. Increased competition will make it more challenging to identify and successfully capitalize on investment opportunities that meet our objectives. Our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

As a landlord, we compete in the real estate market with numerous developers and owners of properties, including the shopping centers in which our properties are located. Some of our competitors have greater economies of scale, relationships with national tenants at multiple properties which are owned or operated by such competitors, access to more resources and greater name recognition than we do. If our competitors offer space at rental rates below the current market rates or below the rentals we currently charge, or on terms and conditions which include locations at multiple properties, we may lose our existing and/or potential tenants and we may be pressured to reduce our rental rates or to offer substantial rent abatements, tenant improvement allowances, early termination rights or below-market renewal options in order to win new tenants and retain tenants when our leases expire.

Environmental Matters

Our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes. Certain of the properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures. In addition, a substantial portion of the properties we acquired from Sears Holdings currently include, or previously included, automotive care center facilities and retail fueling facilities, and are or were subject to laws and regulations governing the handling, storage and disposal of hazardous substances contained in some of the products or materials used or sold in the automotive care center facilities (such as motor oil, fluid in hydraulic lifts, antifreeze and solvents and lubricants), the recycling/disposal of batteries and tires, air emissions, wastewater discharges and waste management. In addition to these products or materials, the equipment in use or previously used at such properties, such as service equipment, car lifts, oil/water separators, and storage tanks, has been subject to increasing environmental regulation relating to, among other things, the storage, handling, use, disposal, and transportation of hazardous materials. The Master Lease obligates Sears Holdings to comply with applicable environmental laws and to indemnify us if their noncompliance results in losses or claims against us, and to remove all automotive care center equipment and facilities upon the expiration or sooner termination of the Master Lease. We expect that any future leases will include similar provisions for other operators of their respective spaces with respect to environmental matters first arising during their occupancy. An operator’s failure to comply could result in fines and penalties or the requirement to undertake corrective actions which may result in significant costs to the operator and thus adversely affect their ability to meet their obligations to us.

Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. We also may be liable under certain of these laws for damage that occurred prior to our ownership of a property or at a site where we sent wastes for disposal. The failure to properly remediate a property may also adversely affect our ability to lease, sell or rent the property or to borrow funds using the property as collateral.

Under the Master Lease, Sears Holdings is required to indemnify us from certain environmental liabilities at the Wholly Owned Properties before or during the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings). In addition, pursuant to the terms our debt financing agreements, an escrow account for environment remediation was funded at the closing of the Transaction in the amount of approximately $12.0 million.

In connection with the ownership of our current or past properties and any properties that we may acquire in the future, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property. We are not aware of any environmental issues that are expected to have a material impact on the operations of our properties.

Insurance

We have comprehensive liability, property and rental loss insurance with respect to our portfolio of properties. We believe that such insurance provides adequate coverage.

REIT Qualification

We plan to elect to be treated as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our shareholders. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, including, but not limited to, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our shareholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. See “Risk Factors—Risks Related to Status as a REIT.”

Financial Information about Industry Segments

We currently operate in a single reportable segment, which includes the acquisition, ownership, development, redevelopment, management and leasing of retail properties. We review operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. We do not distinguish or group our consolidated operations based on geography, size, or type. We aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operational process.

Employees

As of March 4, 2016, we had 21 full-time employees. Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

Available Information

Our principal offices are located at 489 Fifth Avenue, New York, New York 10017 and our telephone number is (212) 355-7800. Our website address is www.seritage.com. Our reports electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics as well as the charters of our audit, compensation and nominating and corporate governance committees. The information on our website is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common shares of beneficial interest could decline, and you could lose part or all of your investment.

Risks Related to Our Business and Operations

We will be substantially dependent on Sears Holdings, as a tenant, until we diversify the tenancy of our portfolio, and an event that has a material adverse effect on Sears Holdings’ business, financial condition or results of operations could have a material adverse effect on our business, financial condition or results of operations.

Sears Holdings is the lessee of a substantial majority of our properties and accounts for a substantial majority of our revenues. Under the Master Lease, Sears Holdings is required to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, subject to proportionate sharing of certain of these expenses with occupants of the remainder of the space not leased to Sears Holdings. We also rely on Sears Holdings for certain support services, pursuant to a transition services agreement that we have entered into with a subsidiary of Sears Holdings (the “Transition Services Agreement”). Sears Holdings may not in the future have sufficient assets, income and access to financing to enable it to satisfy its payment obligations under the Master Lease. In addition, Sears Holdings has disclosed that its domestic pension and postretirement benefit plan obligations are currently underfunded. Sears Holdings may have to make significant cash payments to some or all of its pension and postretirement benefit plans, which would reduce the cash available for its businesses, potentially including its rent obligations under the Master Lease. The inability or unwillingness of Sears Holdings to meet its rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial condition or results of operations, including our ability to pay the interest, principal and other costs and expenses under our financings, or to pay dividends to Seritage shareholders as required to maintain our status as a REIT. For these reasons, if Sears Holdings were to experience a material adverse effect on its business, financial condition or results of operations, our business, financial condition or results of operations could also be materially adversely affected.

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

A tenant bankruptcy or insolvency could diminish the rental revenue we receive from that property or could force us to “take back” tenant space as a result of a default or a rejection of the lease by a tenant in bankruptcy. In particular, a bankruptcy or insolvency of Sears Holdings, which is our primary tenant, could result in a loss of a substantial portion of our rental revenue and materially and adversely affect us. Any claims against bankrupt tenants for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under their leases or no payments at all. In addition, any claim we have for unpaid past rent will likely not be paid in full. If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency. We may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms. If we do re-lease rejected space, we may incur costs for brokerage, marketing and tenant expenses.

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

Under the terms of the Master Lease, in each year after the first lease year, Sears Holdings will have the right to terminate the Master Lease with respect to properties representing up to 20% of the aggregate annual rent payment under the Master Lease with respect to all properties, if, with respect to a property leased under the Master Lease, the EBITDAR for the 12-month period ending as of the most recent fiscal quarter end produced by the Sears Holdings store operated there is less than the rent allocated to such property payable during that year. While Sears Holdings must pay a termination fee equal to one year of rent (together with taxes and other expenses) with respect to such property, the value of some of the properties could be materially adversely affected if we are not able to re-lease such properties at the same rates which Sears Holdings was paying in a timely manner or at all, and this may negatively impact our business, results of operations and financial condition. In addition, Sears Holdings will have the right to terminate a portion of the JV Master Lease with the GGP JV with respect to up to four JV Properties in any lease year, the JV Master Lease with the Simon JV with respect to up to three JV Properties in any lease year and the JV Master Lease with the Macerich JV with respect to up to three JV Properties in any lease year, in each case if, with respect to a JV Property owned by the applicable JV, the same EBITDAR condition is satisfied, which could reduce the value of our investment in, or distributions to us by, one or more of the JVs.

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

The presence of competitive alternatives, both to our properties and the businesses that lease our properties, affects our ability to lease space and the level of rents we can obtain. Our properties operate in locations that compete with other retail properties and also compete with other forms of retailing, such as catalogs and e-commerce websites. Competition may also come from strip centers, outlet centers, lifestyle centers and malls, and both existing and future development projects. New construction, renovations and expansions at competing sites could also negatively affect our properties. In addition, we compete with other retail property companies for tenants and qualified management. These other retail property companies may have relationships with tenants that we do not have since we have a limited operating history, including with respect to national chains that may be desirable tenants. If we are unable to successfully compete, our business, results of operations and financial condition could be materially adversely affected.

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

We intend to grow our business through investments in, and acquisitions or development of, properties, including through the recapture and redevelopment of space at many of our properties. However, our industry is highly competitive, and we face competition from other REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. This competition will make it more challenging to identify and successfully capitalize on acquisition and development opportunities that meet our investment objectives. If we are unable to finance acquisitions or other development opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected. Additionally, the fact that we must distribute 90% of our net taxable income in order to maintain our qualification as a REIT may limit our ability to rely upon rental payments from leased properties or subsequently acquired properties in order to finance acquisitions. As a result, if debt or equity financing is not available on acceptable terms, further acquisitions or other development opportunities might be limited or curtailed.

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

Rising expenses could reduce cash flow and funds available for future development.

If any property is not fully occupied or becomes vacant in whole or in part, or if rents are being paid in an amount that is insufficient to cover operating costs and expenses, we could be required to expend funds with respect to that property for operating expenses. Our properties are subject to increases in tax rates and tax assessments, utility costs, insurance costs, repairs, maintenance and administrative expenses, and other operating expenses. We may also incur significant expenditures as a result of deferred maintenance for the properties we have already acquired (subject to reserved funds to cover certain of these costs) and other properties we may acquire in the future. While properties under the Master Lease and the JV Master Leases are generally leased on a triple-net basis (subject to proportionate sharing of operating expenses with respect to space not leased by Sears Holdings), renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions and other operating expenses, we could be required to pay those costs which could adversely affect funds available for future development or cash available for distributions.

Real estate related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisitions of properties. Generally, from time to time, our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although the Master Lease and some third-party tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will reduce our income and the cash available for distributions to our shareholders.

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

On a periodic basis, we must assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. If an impairment indicator is identified, a property’s value is considered to be impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unlevered), taking into account the anticipated and probability weighted holdings periods, are less than the carrying value of the property. In our estimate of cash flows model, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows considers the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. These assessments may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. We may take impairment charges in the future related to the impairment of our assets, and any future impairment could have a material adverse effect on our results of operations in the period in which the impairment charge is taken.

Properties in our portfolio may be subject to ground leases; if we are found to be in breach of these ground leases or are unable to renew them, we could be materially and adversely affected.

We currently have one property in our portfolio that is on land subject to a ground lease. Accordingly, we only own a long-term leasehold in the land underlying this property, and we own the improvements thereon only during the term of the ground lease. In the future, our portfolio may include additional properties subject to ground leases or similar interests. If we are found to be in breach of a ground lease, we could lose the right to use the property and could also be liable to the ground lessor for damages. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, which we may be unable to do, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise options to extend the term of our ground lease is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we may not be able to exercise our options at such time. In addition, three JV Properties are currently ground leased or leased and, therefore, subject to similar risks. Furthermore, we may not be able to renew our ground lease or future ground leases upon their expiration (after the exercise of all renewal options). If we were to lose the right to use a property due to a breach or non-renewal or final expiration of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect our business, financial conditions or results of operations.

Certain properties within our portfolio are subject to restrictions pursuant to reciprocal easement agreements, operating agreements, or similar agreements, some of which contain a purchase option or right of first refusal or right of first offer in favor of a third party.

Many of the properties in our portfolio are, and properties that we acquire in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements (collectively, “Property Restrictions”) that could adversely affect our ability to redevelop the properties or lease space to third parties. Such Property Restrictions could include, for example, limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on use of properties, including for retail uses only; limitations affecting parking requirements; restrictions on exterior or interior signage or facades; or access to an adjoining mall, among other things. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding, redeveloping or re-leasing properties. Failure to secure such consents when necessary may harm our ability to execute leasing, redevelopment or expansion strategies, which could adversely affect our business, financial condition or results of operations. In certain cases, a third party may have a purchase option or right of first refusal or right of first offer that is activated by a sale or transfer of the property, or a change in use or operations, including a closing of the Sears Holdings operation or cessation of business operations, on the encumbered property.

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

As of December 31, 2015, we had aggregate outstanding indebtedness of approximately $1.2 billion. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly acquired properties or capital contributions to joint ventures, or to fund retenanting and redevelopment projects. Our existing debt and any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

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

The agreements governing our indebtedness contain customary covenants for a real estate financing, including restrictions on the ability of the borrowers under the agreements governing our existing indebtedness to grant liens on their assets (including the Wholly Owned Properties and JV Interests, which comprise substantially all of our assets as of the closing of the Transaction), incur additional indebtedness, or transfer or sell assets. Such restrictions also include cash flow sweep provisions based on certain measures of our financial and operating performance, including in the case that “Debt Yield” (the ratio of net operating income for the borrowers to their debt) is less than 11.0% or if we fail to achieve certain thresholds for tenant diversification. If a cash flow sweep period is triggered under the loan agreements, we expect that we will be constrained in our ability to use cash generated by the Wholly Owned Properties to pay dividends and distributions to holders of Seritage common shares and Operating Partnership units. The covenants in our loan agreements also require Seritage to maintain a minimum consolidated liquidity and minimum consolidated net worth. Covenants that limit our operational flexibility as well as defaults under our debt instruments could have a material adverse effect on our business and financial condition.

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

An inability to establish effective disclosure controls and procedures and internal control over financial reporting or remediate existing deficiencies could cause us to fail to meet our reporting obligations under the Exchange Act, or result in material weaknesses, material misstatements or omissions in our Exchange Act reports, any of which could cause investors to lose confidence in our company, which could have an adverse effect on our revenues and results of operations or the market price of Class A common shares, par value $0.01 per share, Class B non-economic common shares of beneficial interest, par value $0.01 per share (“Class B non-economic common shares”), and Class C non-voting common shares of beneficial interest, par value $0.01 per share (“Class C non-voting common shares”).

For as long as we are an “emerging growth company” under the recently enacted JOBS Act or we remain a non-accelerated filer, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404(b). We could be an emerging growth company until December 31,

2020. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not detect. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation.

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

As permitted by the Maryland REIT Law, the Company’s Declaration of Trust limits the liability of its trustees and officers to Seritage and its shareholders for money damages, except for liability resulting from:

•	actual receipt of an improper benefit or profit in money, property or services; or

•	a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated.

In addition, the Company’s Declaration of Trust authorizes it and Seritage’s bylaws obligate it to indemnify its present and former trustees and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law, and we have entered into indemnification agreements with our trustees and executive officers. As a result, the Company and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the provisions in our Declaration of Trust and bylaws or that might exist with other companies. Accordingly, in the event that actions taken by any of our trustees or officers are immune or exculpated from, or indemnified against, liability but which impede our performance, the Company and our shareholders’ ability to recover damages from that trustee or officer will be limited.

Seritage’s Declaration of Trust and bylaws, Maryland law, and the partnership agreement of Operating Partnership contain provisions that may delay, defer or prevent an acquisition of Class A common shares or a change in control.

The Company’s Declaration of Trust and bylaws, Maryland law and the partnership agreement of Operating Partnership contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our shareholders or otherwise be in their best interests, including the following:

•	The Company’s Declaration of Trust Contains Restrictions on the Ownership and Transfer of Seritage Shares of Beneficial Interest. In order for us to qualify as a REIT, no more than 50% of the value of all outstanding common shares may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than the first year for which we elect to be taxed as a REIT. Additionally, at least 100 persons must beneficially own Class A common shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). The Company’s Declaration of Trust, with certain exceptions, authorizes the Board of Trustees to take such actions as are necessary and desirable to preserve its qualification as a REIT. For this and other purposes, subject to certain exceptions, our Declaration of Trust provides that no person may beneficially or constructively own more than 9.6%, in value or in number of shares, whichever is more restrictive, of all outstanding shares, or all outstanding common shares (including our Class A common shares, our Class B non-economic common shares and our Class C non-voting common shares), of beneficial interest of the Company. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause shares owned directly or constructively by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.6% of the outstanding shares of beneficial interest of our shares by an individual or entity could cause that individual or entity or another individual or entity to own, beneficially or constructively, the Company’s shares of beneficial interest in violation of the ownership limits. In addition, because we have multiple classes of common shares, the acquisition of Class A common shares may result in a shareholder inadvertently owning, beneficially or constructively, the Company’s shares of beneficial interest in violation of the ownership limits. Our Declaration of Trust also prohibits any person from owning Class A common shares that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer Class A common shares or any of our other shares of beneficial interest in violation of these restrictions or other restrictions on ownership or transfer in our Declaration of Trust may result in the transfer being automatically void. The Company’s Declaration of Trust also provides that Class A common shares in excess of the ownership limits will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and that any person who acquires Class A common shares in violation of the ownership limits will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid by such person for the shares (or, if such person did not give value for such shares, the market price on the day the shares were transferred to the trust) or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well. The ownership limits and other restrictions on ownership and transfer in our Declaration of Trust may have the effect of preventing, or may be relied upon to prevent, a third party from acquiring control of us if the Board of Trustees does not grant an exemption from the ownership limits, even if our shareholders believe the change in control is in their best interests.

•	The Company’s Board of Trustees Has the Power to Cause Us to Issue Additional Shares of Beneficial Interest and Classify and Reclassify Any Unissued Class A Common Shares without Shareholder Approval. The Company has issued and outstanding, in addition to the Class A common shares, Class B non-economic common shares having, in the aggregate, approximately 6.0% of the voting power of the Company, all of which are held by ESL Partners, L.P. and Edward S. Lampert (“ESL”), and Class C non-voting common shares entitled to, in the aggregate, 21.4% of the dividends or other distributions issued to holders of shares of beneficial interest of the Company, all of which are held by clients (“Fairholme Clients”) of Fairholme Capital Management L.L.C. (“FCM”). Our Declaration of Trust authorizes us to issue additional authorized but unissued common shares or preferred shares of beneficial interest. In addition, the Board of Trustees may, without shareholder approval, (i) amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class or series that we have authority to issue and (ii) classify or reclassify any unissued common shares or preferred shares of beneficial interest and set the preferences, rights and other terms of the classified or reclassified shares. As a result, the Board of Trustees may establish a class or series of common shares or preferred shares of beneficial interest that could delay or prevent a transaction or a change in control that might involve a premium price for Class A common shares or otherwise be in the best interests of our shareholders.

•

The Board of Trustees Is Divided into Three Classes and Trustee Elections Require a Vote of 75% of the Class A Common Shares and Class B Non-Economic Common Shares Entitled to Vote. The Board of Trustees is divided into three classes of trustees, with each class to be as nearly equal in number as possible. As a result, approximately one-third of the Board of Trustees will be elected at each annual meeting of shareholders, with, in both contested and uncontested elections, trustees elected by the vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees. In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The classification of trustees and requirement that trustee nominees receive a vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. The requirement that trustee nominees receive a vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of beneficial interest held by ESL and/or Fairholme Clients, which control approximately 9.7% and approximately 9.0%, respectively, of the voting power of the Company.

•	The Partnership Agreement of Operating Partnership Provides Holders of Operating Partnership Units Approval Rights over Certain Change in Control Transactions Involving the Company or Operating Partnership. Pursuant to the partnership agreement of Operating Partnership, certain transactions, including mergers, consolidations, conversions or other combinations or extraordinary transactions or transactions that constitute a “change of control” of the Company or Operating Partnership, as defined in the partnership agreement, will require the approval of the partners (other than the Company and entities controlled by it) holding a majority of all the outstanding Operating Partnership units held by all partners (other than the Company and entities controlled by it). These provisions could have the effect of delaying or preventing a change in control. ESL holds all of the Operating Partnership units not held by the Company and entities controlled by it.

•	Certain Provisions of Maryland Law May Limit the Ability of a Third Party to Acquire Control of Us. Certain provisions of the Maryland General Corporation Law (the “MGCL”) applicable to Maryland REITs may have the effect of inhibiting a third party from acquiring us or of impeding a change of control of the Company under circumstances that otherwise could provide Class A common shareholders with the opportunity to realize a premium over the then-prevailing market price of such shares or otherwise be in the best interest of shareholders, including:

•	“business combination” provisions that, subject to certain exceptions and limitations, prohibit certain business combinations between a Maryland REIT and an “interested shareholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the Company’s outstanding voting shares or an affiliate or associate of the Maryland REIT who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then-outstanding shares of the Company) or an affiliate of any interested shareholder and the Maryland REIT for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter imposes two supermajority shareholder voting requirements on these combinations;

•	“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” of our company (defined as voting shares that, if aggregated with all other shares owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights with respect to the control shares except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares; and

•	Additionally, Title 3, Subtitle 8 of the MGCL permits the Board of Trustees, without shareholder approval and regardless of what is currently provided in our Declaration of Trust or bylaws, to implement certain takeover defenses.

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

Conflicts of interest may exist or could arise in the future between the interests of Seritage shareholders and the interests of holders of Operating Partnership units, and the partnership agreement of Operating Partnership grants holders of Operating Partnership units certain rights, which may harm the interests of Seritage shareholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between Seritage and its affiliates, on the one hand, and Operating Partnership or any of its partners, on the other. Seritage’s trustees and officers have duties to Seritage under Maryland law in connection with their oversight and management of the company. At the same time, Seritage, as general partner of Operating Partnership, will have duties and obligations to Operating Partnership and its limited partners under Delaware law, as modified by the partnership agreement of Operating Partnership in connection with the management of Operating Partnership.

For example, without the approval of the majority of the Operating Partnership units not held by Seritage and entities controlled by it, Seritage will be prohibited from taking certain extraordinary actions, including change of control transactions of Seritage or Operating Partnership.

ESL owns a substantial percentage of the Operating Partnership Units, which may be exchanged for cash or, at the election of Seritage, Class A common shares, and which will result in certain transactions involving Seritage or Operating Partnership requiring the approval of ESL.

As of December 31, 2015, ESL owns approximately 43.4% of the Operating Partnership units, with the remainder of the units held by the Company. In addition, ESL will have the right to acquire additional Operating Partnership units in order to allow it to maintain its relative ownership interest in Operating Partnership if Operating Partnership issues additional units to the Company under certain circumstances, including if we issue additional equity and contribute the funds to Operating Partnership to fund acquisitions or redevelopment of properties, among other uses. In addition, ESL will have the right to require the Operating Partnership to redeem its Operating Partnership units in whole or in part in exchange for cash or, at the election of the Company, Class A common shares, except as described below. Due to the ownership limits set forth in our Declaration of Trust, ESL may dispose of some or all of the Class A common shares it beneficially owns prior to exercising its right to require Operating Partnership to redeem Operating Partnership units, and the partnership agreement of Operating Partnership will permit ESL (and only ESL) to transfer its Operating Partnership units to one or more underwriters to be exchanged for Class A common shares in connection with certain dispositions in order to achieve the same effect as would occur if ESL were to exchange a larger portion of its Operating Partnership units for Class A common shares and then dispose of those shares in an underwritten offering. Sales of a substantial number of Class A common shares in connection with or to raise cash proceeds to facilitate, such a redemption, or the perception that such sales may occur, could adversely affect the market price of the Class A common shares.

In addition, the partnership agreement of Operating Partnership requires the approval of a majority of the Operating Partnership units not held by the Company and entities controlled by it for certain transactions and other actions, including certain change of control transactions involving Seritage or Operating Partnership, sales of all or substantially all of the assets of Operating Partnership, waivers to the excess share provision in the Declaration of Trust of the Company, certain modifications to the partnership agreement, withdrawal or succession of the Company as general partner of Operating Partnership, limits on the right of holders of Operating Partnership units to redeem their units, tax elections and certain other matters. As long as ESL owns a majority of the outstanding Operating Partnership units not held by the Company and entities controlled by it (and, for certain actions, as long as ESL holds at least 40% of the economic interests of Seritage and Operating Partnership on a combined basis), ESL’s approval will be required in order for the general partner to undertake such actions. If ESL refuses to approve a transaction, our business could be materially adversely affected. Furthermore, ESL owns approximately 3.9% of the outstanding Class A common shares, as well as Class B non-economic common shares having, in the aggregate, 9.7% of the voting power of the Company. In any of these matters, the interests of ESL may differ from or conflict with the interests of our other shareholders.

ESL exerts substantial influence over us and Sears Holdings, and its interests may differ from or conflict with the interests of our other shareholders.

As of December 31, 2015, ESL beneficially owns approximately 43.4% of the Operating Partnership units, and approximately 3.9% of the outstanding Class A common shares and Class B non-economic common shares having, in the aggregate, 9.7% of the voting power of Seritage. ESL also beneficially owns approximately 49.6% of the outstanding common stock of Sears Holdings. In addition, Mr. Lampert, the Chairman of the Board and Chief Executive Officer of Sears Holdings and Chairman and Chief Executive Officer of ESL, serves as the Chairman of the Seritage Board of Trustees. As a result, ESL and its affiliates have substantial influence over us and Sears Holdings. In any matter affecting us, including our relationship with Sears Holdings, the interests of ESL may differ from or conflict with the interests of our other shareholders.

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

We depend on Sears Holdings to provide us with certain services for our business which may not be sufficient to meet our business needs, and we may have difficulty finding replacement services or be required to pay increased costs to replace these services after our agreements with Sears Holdings expire.

Certain administrative services required for the operation of our business are provided by Sears Holdings. We entered into various agreements that effected the purchase and sale of the acquired properties and the lease or sublease of a substantial majority of the acquired properties to Sears Holdings, including, among others, the Subscription, Distribution and Purchase and Sale Agreement, the Master Lease and the Transition Services Agreement. The Subscription, Distribution and Purchase and Sale Agreement provide for, among other things, our responsibility for liabilities relating to our business and the responsibility of Sears Holdings for liabilities unrelated to our business. The agreements between us and Sears Holdings also govern our various interim and ongoing relationships. The Subscription, Distribution and Purchase and Sale Agreement also contains indemnification obligations and ongoing commitments of us and Sears Holdings. The Master Lease governs the terms of the use and operation of the properties leased by us to Sears Holdings, including our redevelopment and recapture rights and Sears Holdings’ lease termination rights, and the repair, maintenance and redevelopment-related services Sears Holdings may provide to us. Under the Transition Services Agreement, Sears Holdings Management Corporation continues to provide select corporate support services to us.

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

We plan to elect to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2015 and expect to continue to operate to qualify as a REIT. References throughout this document to the “first taxable year” for which we have elected to be taxed as a REIT refer to the taxable year ended December 31, 2015. In connection with the Transaction, the Company received an opinion of Wachtell, Lipton, Rosen & Katz (“Wachtell Lipton”) with respect to its qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Wachtell Lipton represented only the view of Wachtell Lipton based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date it was issued. Wachtell Lipton has no obligation to advise us or the holders of Class A common shares of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Wachtell Lipton and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Wachtell Lipton. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for some of which we will not obtain independent appraisals.

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

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify to be taxed as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We intend to, at a minimum, make distributions to our shareholders to comply with the REIT requirements of the Code.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and assets, including taxes on any undistributed income and state, local or foreign income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, Seritage may hold some of our assets or conduct certain of our activities through one or more taxable REIT subsidiaries (“TRSs”) or other subsidiary corporations that will be subject to federal, state and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the SEC as of the date of this Annual Report.

ITEM 2.	PROPERTIES

As of December 31, 2015, our portfolio included 235 Wholly Owned Properties totaling over 37.0 million square feet of GLA across 49 states and Puerto Rico, and 50% interests in 31 JV Properties totaling over 5.4 million square feet of GLA across 17 states. The following tables set forth certain information regarding our Wholly Owned Properties and JV Properties based on signed leases as of December 31, 2015, including signed but not yet open leases (“SNO leases”):

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
1	Anchorage	AK	100%	257,900	204,100	42,900	10,900	Sears	Lands’ End, Nordstrom Rack	95.8%
2	Cullman	AL	50%	98,500	98,500	0	0	Kmart	n/a	100.0%
3	North Little Rock	AR	50%	185,700	185,700	0	0	Sears	n/a	100.0%
4	Russellville	AR	50%	88,000	88,000	0	0	Kmart	n/a	100.0%
5	Flagstaff	AZ	50%	66,200	66,200	0	0	Sears	n/a	100.0%
6	Mesa	AZ	50%	121,900	121,900	0	0	Sears	n/a	100.0%
7	Peoria	AZ	n/a	104,400	0	104,400	0	n/a	At Home	100.0%
8	Phoenix	AZ	50%	144,200	144,200	0	0	Sears	n/a	100.0%
9	Phoenix	AZ	n/a	151,200	0	151,200	0	n/a	At Home	100.0%
10	Prescott	AZ	50%	102,300	102,300	0	0	Sears	n/a	100.0%
11	Sierra Vista	AZ	50%	94,700	94,700	0	0	Sears	n/a	100.0%
12	Sierra Vista	AZ	50%	86,100	86,100	0	0	Kmart	n/a	100.0%
13	Tucson	AZ	50%	250,100	250,100	0	0	Sears	n/a	100.0%
14	Yuma	AZ	50%	90,400	90,400	0	0	Sears	n/a	100.0%
15	Antioch	CA	50%	95,200	95,200	0	0	Kmart	n/a	100.0%
16	Big Bear Lake	CA	50%	80,000	69,300	7,900	2,800	Kmart	Radio Shack, Subway, Wells Fargo Bank	96.5%
17	Carson	CA	50%	181,200	163,400	17,800	0	Sears	Applebee’s, Chick-Fil-A, Chipotle Mexican Grill, Jersey Mike’s, Smash Burger	100.0%
18	Chula Vista	CA	50%	250,100	250,100	0	0	Sears	n/a	100.0%
19	Citrus Heights	CA	50%	289,500	280,700	8,800	0	Sears	Lands’ End	100.0%
20	Delano	CA	50%	86,100	86,100	0	0	Kmart	n/a	100.0%
21	El Cajon	CA	50%	286,500	275,700	10,800	0	Sears	Lands’ End, Wireless Choice	100.0%
22	El Centro	CA	50%	139,700	139,700	0	0	Sears	n/a	100.0%
23	Fairfield	CA	50%	164,100	159,300	4,800	0	Sears	Lands’ End	100.0%
24	Florin	CA	50%	272,700	272,700	0	0	Sears	n/a	100.0%
25	Fresno	CA	50%	217,600	217,600	0	0	Sears	n/a	100.0%
26	McKinleyville	CA	50%	94,800	94,800	0	0	Kmart	n/a	100.0%
27	Merced	CA	50%	92,600	92,600	0	0	Sears	n/a	100.0%
28	Montclair	CA	50%	174,700	174,700	0	0	Sears	n/a	100.0%
29	Moreno Valley	CA	50%	169,400	169,400	0	0	Sears	n/a	100.0%
30	Newark	CA	50%	145,800	145,800	0	0	Sears	n/a	100.0%
31	North Hollywood	CA	50%	151,000	151,000	0	0	Sears	n/a	100.0%

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
32	Northridge	CA	50%	291,800	256,900	34,900	0	Sears	Ashley Furniture	100.0%
33	Palm Desert	CA	50%	151,500	151,500	0	0	Sears	n/a	100.0%
34	Ramona	CA	50%	107,500	87,000	14,700	5,800	Kmart	Dollar Tree, Little Caesar’s	94.6%
35	Riverside	CA	50%	214,200	202,000	12,200	0	Sears	Bank of America	100.0%
36	Riverside	CA	50%	132,600	94,500	38,100	0	Kmart	Jack in the Box	100.0%
37	Roseville	CA	50%	139,000	131,400	7,600	0	Sears	Lands’ End	100.0%
38	Salinas	CA	50%	133,000	133,000	0	0	Sears	n/a	100.0%
39	San Bernardino	CA	100%	264,700	264,700	0	0	Sears	n/a	100.0%
40	San Bruno	CA	50%	276,600	267,900	8,700	0	Sears	Lands’ End	100.0%
41	San Diego	CA	50%	194,800	164,800	30,000	0	Sears	Lands’ End, Williams-Sonoma	100.0%
42	San Jose	CA	50%	262,500	262,500	0	0	Sears	n/a	100.0%
43	Santa Cruz	CA	50%	119,600	105,800	13,800	0	Sears	Lands’ End	100.0%
44	Santa Maria	CA	50%	108,600	108,600	0	0	Sears	n/a	100.0%
45	Santa Monica	CA	100%	117,800	112,000	5,800	0	Sears	Lands’ End	100.0%
46	Santa Paula	CA	50%	71,300	71,300	0	0	Kmart	n/a	100.0%
47	Temecula	CA	50%	115,600	115,600	0	0	Sears	n/a	100.0%
48	Thousand Oaks	CA	50%	164,000	50,300	113,700	0	Sears	DSW, Nordstrom Rack, The Sports Authority	100.0%
49	Ventura	CA	50%	178,600	171,900	6,700	0	Sears	Lands’ End	100.0%
50	Visalia	CA	50%	75,600	75,600	0	0	Sears	n/a	100.0%
51	West Covina	CA	50%	142,000	142,000	0	0	Sears	n/a	100.0%
52	Westminster	CA	100%	197,900	197,900	0	0	Sears	n/a	100.0%
53	Lakewood	CO	50%	153,000	153,000	0	0	Sears	n/a	100.0%
54	Thornton	CO	50%	190,200	190,200	0	0	Kmart	n/a	100.0%
55	Waterford	CT	50%	149,300	141,800	7,500	0	Sears	Lands’ End	100.0%
56	West Hartford	CT	100%	202,100	186,900	15,200	0	Sears	Lands’ End, Olive Garden	100.0%
57	Rehoboth Beach	DE	50%	122,200	117,200	5,000	0	Kmart	Chick-Fil-A	100.0%
58	Altamonte Springs	FL	50%	214,300	205,600	8,700	0	Sears	Seasons 52	100.0%
59	Boca Raton	FL	50%	178,500	167,600	10,900	0	Sears	Lands’ End, Washington Mutual	100.0%
60	Bradenton	FL	50%	99,900	99,900	0	0	Sears	n/a	100.0%
61	Bradenton	FL	50%	82,900	82,900	0	0	Kmart	n/a	100.0%
62	Clearwater	FL	50%	211,700	129,700	82,000	0	Sears	Lands’ End, Nordstrom Rack, Whole Foods	100.0%
63	Doral	FL	50%	212,900	212,900	0	0	Sears	n/a	100.0%
64	Ft. Myers	FL	50%	146,800	146,800	0	0	Sears	n/a	100.0%
65	Gainesville	FL	50%	140,500	140,500	0	0	Sears	n/a	100.0%
66	Hialeah	FL	50%	197,400	184,400	13,000	0	Sears	Forever 21, Goodwill	100.0%
67	Hialeah	FL	50%	106,400	88,400	18,000	0	Kmart	Aldi	100.0%
68	Kissimmee	FL	50%	148,900	112,500	36,400	0	Kmart	Big Lots	100.0%

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
69	Lakeland	FL	50%	156,200	156,200	0	0	Sears	n/a	100.0%
70	Melbourne	FL	50%	102,600	102,600	0	0	Sears	n/a	100.0%
71	Miami	FL	100%	173,300	173,300	0	0	Sears	n/a	100.0%
72	Miami	FL	100%	170,100	170,100	0	0	Sears	n/a	100.0%
73	Naples	FL	50%	161,900	151,800	10,100	0	Sears	n/a	100.0%
74	North Miami	FL	100%	122,200	106,300	15,900	0	Kmart	Aldi	100.0%
75	Ocala	FL	50%	146,200	146,200	0	0	Sears	n/a	100.0%
76	Orange Park	FL	n/a	87,400	0	87,400	0	n/a	Old Time Pottery, Freddy’s Frozen Custard	100.0%
77	Orlando	FL	100%	202,000	197,500	4,500	0	Sears	Lands’ End	100.0%
78	Panama City	FL	50%	139,300	139,300	0	0	Sears	n/a	100.0%
79	Pensacola	FL	50%	212,300	212,300	0	0	Sears	n/a	100.0%
80	Plantation	FL	50%	201,600	201,600	0	0	Sears	n/a	100.0%
81	Sarasota	FL	50%	212,500	204,500	8,000	0	Sears	Lands’ End	100.0%
82	St. Petersburg	FL	50%	120,600	120,600	0	0	Kmart	n/a	100.0%
83	St. Petersburg	FL	100%	193,900	187,000	6,900	0	Sears	n/a	100.0%
84	Atlanta	GA	50%	226,300	218,700	7,600	0	Sears	Lands’ End	100.0%
85	Savannah	GA	100%	167,300	155,700	11,600	0	Sears	Golden Corral	100.0%
86	Honolulu (4)	HI	100%	77,400	34,100	43,300	0	Kmart	Long’s Drugs (CVS), PetSmart	100.0%
87	Algona	IA	50%	99,300	99,300	0	0	Kmart	n/a	100.0%
88	Cedar Rapids	IA	50%	146,000	141,100	4,900	0	Sears	Lands’ End	100.0%
89	Charles City	IA	50%	96,600	96,600	0	0	Kmart	n/a	100.0%
90	Webster City	IA	50%	40,800	40,800	0	0	Kmart	n/a	100.0%
91	Boise	ID	50%	123,600	123,600	0	0	Sears	n/a	100.0%
92	Chicago	IL	50%	356,700	356,700	0	0	Sears	n/a	100.0%
93	Chicago	IL	50%	293,700	293,700	0	0	Sears	n/a	100.0%
94	Chicago	IL	50%	168,500	118,800	49,700	0	Kmart	China Town Buffet, Chuck E Cheese	100.0%
95	Homewood	IL	n/a	196,100	0	196,100	0	n/a	Wal-Mart	100.0%
96	Joliet	IL	50%	204,600	204,600	0	0	Sears	n/a	100.0%
97	Lombard	IL	n/a	139,300	0	139,300	0	n/a	The Dump	100.0%
100	Orland Park	IL	50%	199,600	192,400	7,200	0	Sears	Lands’ End	100.0%
101	Springfield	IL	50%	126,900	84,200	42,700	0	Kmart	Casual Male, Popeye’s, Staples	100.0%
102	Steger	IL	50%	87,400	87,400	0	0	Kmart	n/a	100.0%
103	Elkhart	IN	50%	86,500	86,500	0	0	Kmart	n/a	100.0%
104	Ft. Wayne	IN	50%	220,000	213,500	6,500	0	Sears	Lands’ End	100.0%
105	Merrillville	IN	50%	173,100	108,300	38,900	25,900	Kmart	Dollar Tree, Payless ShoeSource, Sherwin-Williams	85.0%
106	Leavenworth	KS	50%	83,600	76,900	6,700	0	Kmart	Sears Hometown	100.0%

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
107	Overland Park	KS	50%	223,200	215,000	8,200	0	Sears	Lands’ End	100.0%
108	Hopkinsville	KY	50%	93,000	70,300	4,900	17,800	Kmart	Cato Fashions	80.9%
109	Owensboro	KY	50%	68,300	68,300	0	0	Kmart	n/a	100.0%
110	Paducah	KY	50%	108,200	108,200	0	0	Sears	n/a	100.0%
111	Houma	LA	50%	101,400	96,700	4,700	0	Kmart	Meineke Car Care	100.0%
112	Lafayette	LA	50%	194,900	194,900	0	0	Sears	n/a	100.0%
113	New Iberia	LA	50%	91,700	91,700	0	0	Kmart	n/a	100.0%
114	Braintree (4)	MA	100%	113,500	65,900	47,600	0	Kmart	Nordstrom Rack	100.0%
115	Saugus	MA	50%	210,500	204,900	5,600	0	Sears	Lands’ End	100.0%
116	Bowie	MD	50%	131,500	131,500	0	0	Sears	n/a	100.0%
117	Cockeysville	MD	50%	165,900	149,700	16,200	0	Sears	Lands’ End	100.0%
118	Edgewater	MD	50%	117,200	117,200	0	0	Kmart	n/a	100.0%
119	Hagerstown	MD	50%	122,700	122,700	0	0	Sears	n/a	100.0%
120	Madawaska	ME	50%	49,700	49,700	0	0	Kmart	n/a	100.0%
121	Alpena	MI	50%	118,200	118,200	0	0	Kmart	n/a	100.0%
122	Jackson	MI	50%	152,700	144,200	8,500	0	Sears	Panera Bread, Pizza Hut	100.0%
123	Lincoln Park	MI	50%	301,700	297,900	3,800	0	Sears	Bank of America	100.0%
124	Manistee	MI	50%	94,600	87,800	6,800	0	Kmart	Hometown Dealer	100.0%
125	Roseville	MI	50%	385,400	367,400	18,000	0	Sears	Lands’ End, Red Robin	100.0%
126	Sault Ste. Marie	MI	50%	92,700	92,700	0	0	Kmart	n/a	100.0%
127	St. Clair Shores	MI	100%	122,200	118,000	4,200	0	Kmart	n/a	100.0%
128	Troy	MI	50%	402,600	380,900	21,700	0	Sears	Krispy Kreme, Lands’ End, Logan’s Roadhouse	100.0%
129	Ypsilanti	MI	n/a	99,400	0	99,400	0	n/a	At Home	100.0%
130	Burnsville	MN	50%	167,400	161,700	5,700	0	Sears	Lands’ End	100.0%
137	Springfield	MO	n/a	112,900	0	112,900	0	n/a	At Home	100.0%
138	Columbus	MS	50%	166,700	117,100	2,800	46,800	Kmart	Enterprise Leasing Company	71.9%
139	Havre	MT	50%	94,700	94,700	0	0	Kmart	n/a	100.0%
140	Asheville	NC	50%	240,700	232,400	8,300	0	Sears	Lands’ End	100.0%
141	Concord	NC	50%	171,300	137,500	33,800	0	Kmart	Sears Outlet	100.0%
142	Greensboro	NC	n/a	173,300	0	171,600	1,700	n/a	Floor & Décor, Gabriel Brothers, Sears Outlet	99.0%
143	Minot	ND	50%	110,400	108,100	2,300	0	Kmart	US Bank	100.0%
144	Kearney	NE	50%	86,500	86,500	0	0	Kmart	n/a	100.0%
145	Manchester	NH	50%	144,100	135,100	9,000	0	Sears	Lands’ End	100.0%
146	Nashua	NH	50%	167,100	159,500	7,600	0	Sears	Lands’ End	100.0%
147	Portsmouth	NH	50%	127,000	120,100	6,900	0	Sears	Lands’ End	100.0%

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
148	Salem	NH	50%	206,500	119,000	87,500	0	Sears	Dick’s Sporting Goods, Lands’ End	100.0%
149	Middletown	NJ	100%	191,200	176,100	15,100	0	Sears	Investors Bank, Lands’ End, Wendy’s	100.0%
150	Watchung	NJ	100%	262,900	253,900	9,000	0	Sears	Lands’ End	100.0%
151	Wayne	NJ	50%	327,400	317,700	9,700	0	Sears	Lands’ End	100.0%
152	Deming	NM	50%	96,600	96,600	0	0	Kmart	n/a	100.0%
153	Farmington	NM	50%	90,700	90,700	0	0	Kmart	n/a	100.0%
154	Hobbs	NM	50%	88,900	88,900	0	0	Kmart	n/a	100.0%
155	Henderson	NV	50%	143,900	122,800	21,100	0	Kmart	Sears Outlet	100.0%
156	Las Vegas	NV	50%	150,200	150,200	0	0	Sears	n/a	100.0%
157	Reno	NV	50%	198,800	198,800	0	0	Sears	n/a	100.0%
158	Albany	NY	50%	305,700	264,300	41,400	0	Sears	Lands’ End, Whole Foods	100.0%
159	Clay	NY	50%	146,500	138,000	8,500	0	Sears	Lands’ End	100.0%
160	East Northport	NY	50%	195,400	187,000	8,400	0	Sears	Lands’ End	100.0%
161	Hicksville	NY	100%	362,600	332,100	30,500	0	Sears	Chase Bank, Chipotle Mexican Grill, Citigroup, Lands’ End, Red Lobster, TD Bank	100.0%
162	Johnson City	NY	50%	155,100	155,100	0	0	Sears	n/a	100.0%
163	Olean	NY	50%	118,000	118,000	0	0	Kmart	n/a	100.0%
164	Rochester	NY	50%	128,500	128,500	0	0	Sears	n/a	100.0%
165	Sidney	NY	50%	94,400	94,400	0	0	Kmart	n/a	100.0%
166	Victor	NY	50%	123,000	115,300	7,700	0	Sears	Lands’ End	100.0%
167	Yorktown Heights	NY	50%	160,000	153,700	6,300	0	Sears	Lands’ End	100.0%
168	Canton	OH	50%	219,400	210,400	9,000	0	Sears	Lands’ End	100.0%
169	Chapel Hill	OH	50%	196,300	187,200	9,100	0	Sears	Lands’ End	100.0%
170	Dayton	OH	50%	192,500	183,500	9,000	0	Sears	Lands’ End	100.0%
171	Kenton	OH	50%	96,100	96,100	0	0	Kmart	n/a	100.0%
172	Marietta	OH	50%	87,500	87,500	0	0	Kmart	n/a	100.0%
173	Mentor	OH	50%	219,100	208,700	10,400	0	Sears	Lands’ End	100.0%
174	Middleburg Heights	OH	50%	359,000	351,600	7,400	0	Sears	Lands’ End	100.0%
175	North Canton	OH	50%	87,100	84,200	2,900	0	Kmart	Burger King	100.0%
176	Tallmadge	OH	50%	84,200	84,200	0	0	Kmart	n/a	100.0%
177	Toledo	OH	50%	218,700	209,900	8,800	0	Sears	Lands’ End	100.0%
178	Muskogee	OK	50%	87,500	87,500	0	0	Kmart	n/a	100.0%
179	Oklahoma City	OK	50%	173,700	173,700	0	0	Sears	n/a	100.0%
180	Tulsa	OK	n/a	87,200	0	87,200	0	n/a	Long John Silver’s, Hobby Lobby	100.0%
181	Happy Valley	OR	50%	144,300	137,900	6,400	0	Sears	Lands’ End	100.0%
182	The Dalles	OR	50%	87,100	87,100	0	0	Kmart	n/a	100.0%

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
183	Carlisle	PA	50%	117,800	117,800	0	0	Kmart	n/a	100.0%
184	Columbia	PA	50%	86,700	86,700	0	0	Kmart	n/a	100.0%
185	King Of Prussia (5)	PA	n/a	210,800	0	205,800	5,000	n/a	Dick’s Sporting Goods, Primark, Outback Steakhouse, Yard House	97.6%
186	Lebanon	PA	50%	117,200	117,200	0	0	Kmart	n/a	100.0%
187	Mount Pleasant	PA	50%	83,500	83,500	0	0	Kmart	n/a	100.0%
188	Walnutport	PA	50%	121,200	121,200	0	0	Kmart	n/a	100.0%
189	York	PA	50%	82,000	82,000	0	0	Kmart	n/a	100.0%
190	Bayamon	PR	50%	115,200	114,600	600	0	Kmart	n/a	100.0%
191	Caguas	PR	50%	138,700	138,700	0	0	Sears	n/a	100.0%
192	Carolina	PR	50%	198,000	198,000	0	0	Sears	n/a	100.0%
193	Guaynabo	PR	50%	217,300	115,700	89,500	12,100	Kmart	Baskin Robbins, Firstbank, Gamestop, McDonald’s, Ocean Garden Buffet, Payless ShoeSource, Rent-a-Center, Sally Beauty Supply, T-Mobile	94.4%
194	Mayaguez	PR	50%	118,200	118,200	0	0	Kmart	n/a	100.0%
195	Ponce	PR	50%	126,900	126,900	0	0	Kmart	n/a	100.0%
196	Warwick	RI	50%	246,000	216,900	29,100	0	Sears	Chuck E Cheese, Lands’ End, On The Border, Wendy’s	100.0%
197	Anderson	SC	50%	118,700	118,700	0	0	Kmart	n/a	100.0%
198	Charleston	SC	50%	138,800	132,000	6,800	0	Sears	Carrabba’s Italian Grill	100.0%
199	Rock Hill	SC	50%	89,300	89,300	0	0	Kmart	n/a	100.0%
200	Sioux Falls	SD	50%	72,500	72,500	0	0	Kmart	n/a	100.0%
201	Cordova	TN	50%	160,900	156,100	4,800	0	Sears	Lands’ End	100.0%
202	Memphis (4)	TN	100%	202,400	158,500	43,900	0	Sears	Lands’ End, Nordstrom Rack	100.0%
203	Austin	TX	50%	172,000	172,000	0	0	Sears	n/a	100.0%
204	Dallas	TX	50%	205,300	205,300	0	0	Sears	n/a	100.0%
205	El Paso	TX	50%	112,100	103,700	8,400	0	Kmart	n/a	100.0%
206	Friendswood	TX	50%	166,000	166,000	0	0	Sears	n/a	100.0%
207	Harlingen	TX	50%	91,700	91,700	0	0	Kmart	n/a	100.0%
208	Houston	TX	50%	218,600	209,500	9,100	0	Sears	Lands’ End, Torchy’s Tacos	100.0%
209	Houston	TX	n/a	134,000	0	134,000	0	n/a	At Home	100.0%
210	Ingram	TX	50%	168,400	168,400	0	0	Sears	n/a	100.0%
211	Irving	TX	50%	170,900	79,500	91,400	0	Sears	Pollo Tropical, Taco Cabana, Winco	100.0%
212	San Antonio (6)	TX	50%	221,900	210,500	11,400	0	Sears	Long Horn Steakhouse, Orvis	100.0%
213	Shepherd	TX	50%	201,700	201,700	0	0	Sears	n/a	100.0%
214	Valley View	TX	100%	235,000	229,200	5,800	0	Sears	Jared Galleria of Jewelry	100.0%
215	Westwood	TX	50%	215,000	215,000	0	0	Sears	n/a	100.0%
216	Layton	UT	50%	166,800	90,000	11,000	65,800	Kmart	Arby’s	60.6%

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
217	West Jordan	UT	50%	205,400	201,100	4,300	0	Sears	Lands’ End	100.0%
218	Alexandria	VA	50%	262,100	252,500	9,600	0	Sears	Lands’ End	100.0%
219	Chesapeake	VA	50%	169,400	169,400	0	0	Sears	n/a	100.0%
220	Fairfax	VA	50%	225,800	214,100	11,700	0	Sears	Lands’ End	100.0%
221	Hampton	VA	50%	245,000	245,000	0	0	Sears	n/a	100.0%
222	Virginia Beach	VA	50%	200,400	86,900	113,500	0	Sears	BB&T, DSW, The Fresh Market, Nordstrom Rack, REI	100.0%
223	Warrenton	VA	50%	121,000	113,900	7,100	0	Sears	Lands’ End	100.0%
224	Redmond	WA	50%	274,900	255,900	19,000	0	Sears	Lands’ End, Red Robin, Sprint	100.0%
225	Vancouver	WA	50%	129,700	124,900	4,800	0	Sears	Lands’ End	100.0%
226	Yakima	WA	50%	117,300	97,300	0	20,000	Kmart	Vacant	82.9%
227	Greendale	WI	50%	238,400	238,400	0	0	Sears	n/a	100.0%
228	Madison	WI	50%	138,300	130,200	8,100	0	Sears	Lands’ End	100.0%
229	Platteville	WI	50%	94,800	94,800	0	0	Kmart	n/a	100.0%
230	Charleston	WV	50%	105,600	105,600	0	0	Kmart	n/a	100.0%
231	Elkins	WV	50%	99,600	94,900	0	4,700	Kmart	Vacant	95.3%
232	Scott Depot	WV	50%	89,800	89,800	0	0	Kmart	n/a	100.0%
233	Casper	WY	50%	91,400	91,300	100	0	Kmart	n/a	100.0%
234	Gillette	WY	50%	94,600	94,600	0	0	Kmart	n/a	100.0%
235	Riverton	WY	50%	94,800	94,800	0	0	Kmart	n/a	100.0%

	Total - Wholly Owned Properties			37,018,600	33,416,200	3,383,100	219,300			99.4%

(1)	Properties with 50% recapture rights are subject to the Company’s right to recapture approximately 50% of the space within a store (subject to certain exceptions) In addition, the Company has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the stores and all outparcels or outlots, as well as certain portions of parking areas and common areas. These properties were referred to as “Type II” properties in the Company’s Form S-11 dated June 8, 2015.
(2)	In addition to the 50% recapture rights described above, properties with 100% recapture rights are subject to the Company’s right to recapture the entire space within a store for a specified fee. These properties were referred to as “Type I” properties in the Company’s Form S-11 dated June 8, 2015.
(3)	Based on signed leases as of December 31, 2015, including SNO leases.
(4)	The Company exercised its recapture rights for this property during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.
(5)	Property is subject to a ground lease.
(6)	The Company submitted a recapture notice for this property subsequent to December 31, 2015.

JV Properties
				GLA (2)
	City	State	Recapture Rights (1)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Third-party Tenants (2)	% Leased
1	Chandler	AZ	50%	141,600	141,600	0	0	Sears	n/a	100.0%
2	Glendale	AZ	50%	125,000	125,000	0	0	Sears	n/a	100.0%
3	Bakersfield (3)	CA	50%	204,200	204,200	0	0	Sears	n/a	100.0%

JV Properties
				GLA (2)
	City	State	Recapture Rights (1)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Third-party Tenants (2)	% Leased
4	Brea	CA	50%	168,200	163,800	4,400	0	Sears	Lands’ End	100.0%
5	Cerritos	CA	50%	277,600	277,600	0	0	Sears	n/a	100.0%
6	Modesto	CA	50%	148,600	148,600	0	0	Sears	n/a	100.0%
7	Santa Rosa	CA	50%	165,400	161,600	3,800	0	Sears	Lands’ End	100.0%
8	Danbury	CT	50%	178,400	108,400	70,000	0	Sears	Primark	100.0%
9	Pembroke Pines (3)(4)	FL	50%	144,200	144,200	0	0	Sears	n/a	100.0%
10	Oak Brook	IL	50%	314,000	219,600	94,400	0	Sears	Lands’ End, Pinstripes, Williams-Sonoma	100.0%
11	Burlington	MA	50%	271,200	184,800	86,400	0	Sears	Lands’ End, Primark	100.0%
12	Natick (4)	MA	50%	190,600	176,200	14,400	0	Sears	Lands’ End	100.0%
13	Columbia	MD	50%	149,000	142,000	7,000	0	Sears	Lands’ End	100.0%
14	Ann Arbor	MI	50%	170,600	156,400	14,200	0	Sears	Lands’ End	100.0%
15	Minnetonka	MN	50%	205,000	199,200	5,800	0	Sears	Lands’ End	100.0%
16	Deptford	NJ	50%	191,800	183,800	8,000	0	Sears	Lands’ End	100.0%
17	Freehold	NJ	50%	139,400	72,200	67,200	0	Sears	Primark	100.0%
18	Paramus	NJ	50%	192,400	177,200	15,200	0	Sears	Lands’ End	100.0%
19	Toms River	NJ	50%	109,200	109,200	0	0	Sears	n/a	100.0%
20	Albuquerque (5)	NM	50%	166,600	157,600	9,000	0	Sears	n/a	100.0%
21	Nanuet	NY	50%	221,400	213,800	7,600	0	Sears	Lands’ End	100.0%
22	Staten Island (5)	NY	50%	188,800	82,800	106,000	0	Sears	Lands’ End, Primark	100.0%
23	Norman (4)	OK	50%	66,800	66,800	0	0	Sears	n/a	100.0%
24	Tulsa	OK	50%	150,200	150,200	0	0	Sears	n/a	100.0%
25	Portland	OR	50%	220,000	205,800	14,200	0	Sears	Lands’ End	100.0%
26	Pittsburgh	PA	50%	176,600	159,600	17,000	0	Sears	Lands’ End	100.0%
27	Austin	TX	50%	164,600	164,600	0	0	Sears	n/a	100.0%
28	Frisco	TX	50%	163,000	163,000	0	0	Sears	n/a	100.0%
29	Lubbock	TX	50%	150,600	150,600	0	0	Sears	n/a	100.0%
30	Midland	TX	50%	116,600	116,600	0	0	Sears	n/a	100.0%
31	Lynnwood	WA	50%	177,600	170,600	7,000	0	Sears	Lands’ End	100.0%

	Total - JV Properties			5,449,200	4,897,600	551,600	0			100.0%

(1)   Properties with 50% recapture rights are subject to the Company’s right to recapture approximately 50% of the space within a store (subject to certain exceptions). In addition, the Company has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the stores and all outparcels or outlots, as well as certain portions of parking areas and common areas.

(2)   Based on signed leases as of December 31, 2015, including SNO leases.

(3)   The JV submitted a recapture notice for this property subsequent to December 31, 2015.

(4)   Property is subject to a lease or ground lease agreement.

(5)   The JV submitted a recapture notice for this property during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.

266	Grand Total - All Properties			42,467,800	38,313,800	3,934,700	219,300			99.5%

266	Grand Total - All Properties (at share)			39,743,200	35,865,000	3,658,900	219,300			99.4%

The following table sets forth information regarding the geographic diversification of our portfolio, with JV Properties presented at our proportional share, based on signed leases as of December 31, 2015, including SNO leases:

(dollars in thousands except PSF amounts)
State	Number of Properties	Annual Base Rent	% of Total Annual Base Rent	Annual Base Rent PSF
California	43	$39,926	19.7%	$5.85
Florida	27	23,086	11.4%	5.48
New York	12	12,684	6.2%	6.36
Texas	17	12,480	6.1%	4.78
Illinois	12	9,166	4.5%	4.06
Pennsylvania	8	8,413	4.1%	9.32
New Jersey	7	7,171	3.5%	6.53
Michigan	10	6,571	3.2%	3.54
Virginia	6	6,553	3.2%	5.35
Puerto Rico	6	6,318	3.1%	7.00

Total Top 10	148	$132,368	65.0%	$5.54
Other (1)	118	70,570	35.0%	4.51

Total	266	$202,938	100.0%	$5.13

(1)	Includes 40 states.

The Master Lease and JV Master Leases

The Master Lease

The Master Lease is a unitary, non-divisible lease as to all properties, with Sears Holdings’ obligations as to each property cross-defaulted with all obligations of Sears Holdings with respect to all other properties. The Master Lease generally is a triple net lease with respect to all space which is leased thereunder to Sears Holdings, subject to proportional sharing by Sears Holdings for repair and maintenance charges, real property taxes, insurance and other costs and expenses which are common to both the space leased by Sears Holdings and other space occupied by unrelated third-party tenants in the same or other buildings pursuant to third-party leases, space which is recaptured pursuant to the Company recapture rights described below and all other space which is constructed on the properties. Under the Master Lease, Sears Holdings is required to make all expenditures reasonably necessary to maintain the premises in good appearance, repair and condition for as long as they are in occupancy.

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal. In each of the initial and first two renewal terms, base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year. For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

The Master Lease provides the Company with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at the 224 Wholly Owned Properties included in the Master Lease (subject to certain exceptions). In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of the parking areas and common areas. Upon exercise of this recapture right, we will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to third-party tenants on potentially superior terms determined by us and for our own account. We also have the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings, after which we expect to be able to reposition and re-lease those stores on potentially superior terms determined by us and for our own account. While we will be permitted to exercise our recapture rights all at once or in stages as to any particular property, we will not be permitted to recapture all or substantially all of the space subject to the recapture right at more than 50 Wholly Owned Properties during any lease year.

The Master Lease also provides for certain rights of Sears Holdings to terminate the Master Lease with respect to Wholly Owned Properties that cease to be profitable for operation by Sears Holdings (those stores that possess Earnings Before Interest, Taxes, Depreciation, Amortization and Rent (or “EBITDAR”) for the 12 month period ending as of the last day of the most recently completed fiscal quarter of Sears Holdings that is less than the base rent for that store) after the first lease year. In order to terminate the Master Lease with respect to a certain property, Sears Holdings must make a payment to us of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Sears Holdings’ termination right is limited to terminating the Master Lease with respect to properties representing up to 20% of the aggregate annual rent payment under the Master Lease with respect to all properties in any lease year. Further, no such termination rights can be exercised prior to August 1, 2016.

The JV Master Leases

The JV Master Leases are unitary, non-severable leases for all JV Properties in the applicable JV Master Lease and are generally triple net leases with respect to the space occupied by Sears Holdings, subject to Sears Holdings’ proportionate sharing of taxes and other operating expenses with respect to properties that have third-party tenants of the GGP JV, the Simon JV and the Macerich JV, as applicable. The JV Master Leases each have an initial term of 10 years, and in each case Sears Holdings has three separate, consecutive five-year renewal options to extend the initial term. For each JV Master Lease in each of the initial and renewal terms, after the third lease year of the initial term, the annual base rent for the remainder of the term and all renewal terms will be increased by 2% per annum for each lease year over the rent for the immediately preceding lease year.

Each JV Master Lease provides the GGP JV, the Simon JV and the Macerich JV, as applicable, with the right to recapture (without additional payment) up to approximately 50% of the space occupied by Sears Holdings under such JV Master Lease (subject to certain exceptions). In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the JV Properties, all outparcels or outlots, and certain portions of parking areas and common areas at the JV Properties, in each case under such JV Master Lease (other than with respect to one property owned by the Macerich JV). The Simon JV has the additional right to recapture 100% of the space occupied by Sears Holdings at some of the JV Properties under its JV Master Lease for termination fees as provided in such JV Master Lease.

Each JV Master Lease also provides Sears Holdings with the right to terminate the lease with respect to underperforming stores upon payment of a termination fee calculated as provided in the JV Master Lease. In the case of the JV Properties owned by the GGP JV, the Simon JV and the Macerich JV, Sears Holdings’ termination right is limited to no more than four JV Properties, three JV Properties and three JV Properties, respectively, in any lease year.

Except with respect to the rent amounts and the properties covered, the general formats of the JV Master Leases are similar to one another and to the Master Lease.

Tenant Summary

The following table sets forth information regarding our tenants and our leases, with JV Properties presented at our proportional share, based on signed leases as of December 31, 2015, including SNO leases:

(in thousands except number of leases and PSF amounts)
Tenant	Number of Leases	Leased GLA	% of Total Leased GLA	Annual Base Rent	% of Total Annual Base Rent	Annual Base Rent PSF
Sears Holdings (1)	255	35,865	90.7%	$154,255	76.0%	$4.30
In-place third-party leases	240	3,035	7.7%	35,747	17.6%	11.78
SNO third-party leases	30	624	1.6%	12,936	6.4%	20.73

Sub-total third-party leases	270	3,659	9.3%	48,683	24.0%	13.31

Total	525	39,524	100.0%	$202,938	100.0%	$5.13

(1)	Leases reflects number of properties subject to the Master Lease and JV Master Leases.

The following table lists the top five tenants at our properties, including JV Properties presented at our proportional share, based on signed leases as of December 31, 2015, including SNO leases:

(dollars in thousands)
Tenant	Number of Leases	Annual Base Rent	% of Total Annual Base Rent
Sears Holdings (1)	255	$154,255	76.0%
Lands’ End (2)	74	7,134	3.5%
Primark	5	5,544	2.7%
Nordstrom Rack	6	4,388	2.2%
At Home	5	2,732	1.3%

(1)	Leases reflects number of properties subject to the Master Lease and JV Master Leases.
(2)	Lease agreements between Sears Holdings and Lands’ End were retained as a sublease under the Master Lease. However, Sears Holdings pays us additional rent under the Master Lease (in lieu of base rent attributable to the Lands’ End space leased to Sears Holdings under the Master Lease) an amount equal to rent payments (including expenses) required to be made by Lands’ End under the Lands’ End leases.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for signed leases, including SNO leases, with JV Properties presented at our proportional share, as of December 31, 2015. The information set forth in the table assumes that tenants exercise no renewal options or early termination rights:

(in thousands except number of leases)
Year	Number of Leases (1)	Leased GLA	% of Total Leased GLA	Annual Base Rent	% of Total Annual Base Rent
Month-to-Month	18	59	0.1%	$943	0.5%
2016	23	110	0.3%	1,594	0.8%
2017	24	178	0.5%	2,542	1.3%
2018	39	234	0.6%	4,237	2.1%
2019	41	595	1.5%	4,520	2.2%
2020	40	416	1.1%	3,841	1.9%
2021	8	189	0.5%	1,550	0.8%
2022	4	18	0.0%	810	0.4%
2023	7	348	0.9%	6,220	3.1%
2024	5	74	0.2%	1,395	0.7%
2025	267	36,137	91.4%	157,552	77.5%
Thereafter	49	1,166	2.9%	17,734	8.7%

Total	525	39,524	100.0%	$202,938	100.0%

(1)	In 2025, leases includes 255 properties subject to the Master Lease and JV Master Leases.

ITEM 3.	LEGAL PROCEEDINGS

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

Litigation Relating to the Transaction

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”). On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint (the “Complaint”) in the Action against defendants the individual members of Sears Holdings’ Board of Directors, ESL, Sears Holdings’ CEO, FCM, and Seritage. The plaintiffs have brought the Action derivatively on behalf of Sears Holdings, which is named as a nominal defendant, and allege that the Sears Holdings directors, as well as ESL (in its capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed. The Complaint also alleges that Seritage and FCM aided and abetted these alleged fiduciary breaches. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts. Due to uncertainties surrounding the status and outcome of this matter, management cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this matter. The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and intends to contest these lawsuits vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “SRG”. The Company’s Class A common stock began trading on July 6, 2015. The following table presents the high and low sales prices for our Class A common stock on the NYSE and the dividends declared per share for the periods indicated:

	Stock Price		Dividends Declared
Quarter Ended	High	Low
December 31, 2015	$42.50	$33.84	$0.50
September 30, 2015	44.00	36.97	—

The following graph provides a comparison, from July 6, 2015 through December 31, 2015, of the percentage change in the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Class A shares of the Company, the Standard & Poor’s (“S&P”) 500 Index and the SNL US REIT Index, an industry index of publicly-traded REITs (including the Company).

Data for the S&P 500 Index and the SNL US REIT Index were provided by SNL Financial LC.

Index	7/6/15	7/31/15	8/31/15	9/30/15	10/31/15	11/30/15	12/31/15
Seritage Growth Properties	100.00	130.36	134.18	125.93	142.43	123.39	137.64
S&P 500	100.00	101.79	95.65	93.28	101.15	101.45	99.85
SNL US REIT Equity	100.00	102.72	96.73	98.88	105.33	104.92	106.28

On March 4, 2016, the reported closing sale price per share of our Class A common stock on the NYSE was $42.63.

At March 4, 2016, there were 25,261,542 Class A common shares issued and outstanding which were held by approximately 154 shareholders of record. The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name.

In addition, at March 4, 2016, there were 1,589,020 Class B non-economic common shares issued and outstanding, 6,329,485 Class C non-voting common shares issued and outstanding and 24,176,327 outstanding Operating Partnership units held by limited partners other than the Company.

The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

The Class C non-voting common shares have economic rights, but do not have voting rights. Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share. During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, 17,450 net shares of Class C non-voting common shares were converted to Class A common shares.

The Operating Partnership units are generally exchangeable into shares of Class A common stock on a one-for-one basis.

We currently intend to pay quarterly distributions in cash. However, the timing, amount and composition of all distributions will be made by the Company at the discretion of its Board of Trustees. Such distributions will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable law and other factors as the Board of Trustees of Seritage deems relevant.

We plan to elect to be treated as a REIT for U.S. Federal income tax purposes in connection with the filing of our first U.S. federal tax return and intend to maintain this status in future periods. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to shareholders, or pay corporate income tax on the undistributed capital gains. A REIT will generally not pay federal taxes if it distributes 100% of its capital gains and ordinary income.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data which should be read in conjunction with the Consolidated Financial Statements and the related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report:

July 7, 2015 (Date Operations Commenced) to December 31, 2015
Operating Data
Total revenue	$113,571
Total expenses	122,944
Equity in income of unconsolidated joint ventures	4,772
Net loss	(38,803)
Net loss attributable to common shareholders	(22,338)
Net loss per share attributable to Class A and Class C common shareholders – Basic and diluted (1)(2)	$(0.71)
Dividends declared per share	0.50
Total NOI (3)	$89,493
EBITDA (4)	67,496
Adjusted EBITDA (4)	90,732
Funds from Operations (“FFO”) (5)	36,061
Normalized FFO (5)	61,954

Cash Flow Data (6)
Operating activities	$17,671
Investing activities	(2,730,399)
Financing activities	2,775,595

Balance Sheet Data
Investment in real estate, net	$1,639,275
Total assets	2,833,359
Mortgage loans payable, net	1,142,422
Total liabilities	1,263,282
Non-controlling interests	683,382
Total equity	1,570,077

Other Data (7)
Number of properties	266
Gross leasable area (sq. ft.)	42,468
Percentage leased	99.4%
Annual base rent	$202,938
Rent PSF	$5.13

(1)	Earnings per share is not presented for Class B shareholders as they do not have economic rights.
(2)	Non-vested restricted shares are excluded from the computation of diluted loss per share because their inclusion would have an anti-dilutive effect.
(3)	Total NOI is presented at our proportional share and does not represent operating income as defined by GAAP. See page 49.
(4)	EBITDA and Adjusted EBITDA are supplemental financial measurements and do not represent net income as defined by GAAP. See page 49.
(5)	FFO and Normalized FFO are supplemental financial measurements and do not represent net income as defined by GAAP. See page 50.
(6)	Cash flow data only represents the Company’s consolidated cash flows as defined by GAAP and as such, operating cash flow does not include the cash received from our unconsolidated joint ventures, except to the extent of operating distributions from our unconsolidated joint ventures.
(7)	JV Properties are presented at our proportional share; based on signed leases as of December 31, 2015, including SNO leases.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains forward-looking statements that involve risks and uncertainties. Our actual results may vary materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, those set forth in “Risk Factors” and the other matters set forth in this Annual Report. See “Cautionary Statement Regarding Forward-Looking Statements.”

All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Annual Report. You should read this discussion in conjunction with our Consolidated Financial Statements, the notes thereto and other financial information included elsewhere in this Annual Report. Our financial statements are prepared in accordance with GAAP. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes.

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail real estate throughout the United States. As of December 31, 2015, our portfolio included over 42.4 million square feet of GLA, consisting of 235 Wholly Owned Properties totaling over 37.0 million square feet of GLA across 49 states and Puerto Rico, and interests in 31 JV Properties totaling over 5.4 million square feet of GLA across 17 states.

As of December 31, 2015, we leased a substantial majority of the space in our portfolio at all but 11 of the Wholly Owned Properties (such 11 properties, the “Third-Party Properties”) to Sears Holdings under a Master Lease agreement, with the remainder of such space leased to third-party tenants. The Third-Party Properties, which do not contain a Sears Holdings store or have any space leased to Sears Holdings, are leased solely to third-party tenants. A substantial majority of the space at the JV Properties is also leased to Sears Holdings by, as applicable, the GGP JV, the Simon JV or the Macerich JV in each case under a separate JV Master Lease.

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

The Master Lease provides us with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at the 224 Wholly Owned Properties included in the Master Lease (subject to certain exceptions and limitations). In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, and all outparcels or outlots and certain portions of parking areas and common areas. Upon exercise of this recapture right, we will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to third-party tenants on potentially superior terms determined by us and for our own account. We also have the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings, after which we expect to be able to reposition and re-lease those stores on potentially superior terms determined by us and for our own account.

With respect to the JV Properties, each JV Master Lease provides for similar recapture rights as the Master Lease governing the Company’s Wholly Owned Properties.

Our primary objective is to create value for our shareholders through the re-leasing and redevelopment of the majority of our Wholly Owned Properties and JV Properties. In doing so, we expect to meaningfully grow NOI and diversify our tenant base while transforming our portfolio from one with a single-tenant orientation to one comprised predominately of first-class, multi-tenant shopping centers. In order to achieve our objective, we intend to execute the following strategies:

•	Convert single-tenant buildings into multi-tenant properties at meaningfully higher rents;

•	Maximize value of vast land holdings through retail and mixed-use densification;

•	Leverage existing and future joint venture relationships with leading landlords and financial partners; and

•	Maintain a flexible capital structure to support value creation activities.

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

Rental Income

Our earnings are primarily the result of the rental revenue generated through rent payments from Sears Holdings under the Master Lease. During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, and excluding the effect of straight-line rent, the rental income attributable directly to Sears was $64.8 million, or approximately 83.5% of total rental income earned in the period.

In addition to revenues generated under the Master Lease through rent payments from Sears Holdings, we generate revenue through direct leases to third-party tenants for space at our properties. During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, and excluding the effect of straight-line rent, the rental income attributable to third-party tenants was $12.9 million, or 16.5% of total rental income earned in the period.

On an annual basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to third-party tenants would have represented approximately 24.0% of total annual base rental income as of December 31, 2015.

For the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the Company recognized total rental income of $86.6 million, including straight-line rent of approximately $8.3 million, percentage rent of approximately $0.1 million and other adjustments of approximately $0.5 million.

Tenant Reimbursements and Property Operating Expenses

Pursuant to the provisions of the Master Lease and many third-party leases, the Company is entitled to be reimbursed for certain property related expenses. For the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the Company recorded tenant reimbursement income of $26.9 million, compared to property operating expenses and real estate tax expense aggregating $28.7 million.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including stock-based compensation, professional fees, office expenses, acquisition costs and overhead expenses. For the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the Company incurred general and administrative expenses of approximately $10.0 million of which approximately $1.9 million consisted of up-front personnel costs related to the hiring of certain executives.

Acquisition-Related Expenses

The Company incurred $18.4 million of non-recurring costs related to the Transaction, including due diligence, legal, consulting and other similar expenses. These costs are included in acquisition-related expenses on the consolidated statement of operations.

Interest expense

For the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the Company incurred $30.5 million of interest expense related to the Mortgage Loans, including amortization of debt issuance costs in the amount of $2.7 million.

Unrealized Loss on Interest Rate Cap

In connection with the issuance of the Mortgage Loans, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1.26 billion and a strike rate of 3.5%. As of December 31, 2015, the interest rate cap had a fair value of approximately $2.1 million.

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties and distributions to shareholders. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $62.9 million of unrestricted cash, $92.5 million of restricted cash and $100.0 million of borrowing capacity under our Future Funding Facility as of December 31, 2015, as well as anticipated cash provided by operations.

We may raise capital through public or private issuances of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as other capital raising activities such as asset sales or joint ventures.

Mortgage Notes Payable

During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, pursuant to the Transaction, the Company entered into Loan Agreements providing for Mortgage Loans in an initial principal amount of approximately $1.16 billion and a $100 million Future Funding Facility, which we expect to be available to us to finance the redevelopment of properties in our portfolio from time to time, subject to satisfaction of certain conditions. No amounts have been drawn as of December 31, 2015 under the Future Funding Facility.

The Mortgage Loans mature in July 2019. The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions. Borrowings under the Mortgage Loans bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of December 31, 2015, a weighted-average spread of 465 basis points; payments are made monthly on an interest-only basis. The weighted-average interest rate for the Mortgage Loans for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 was 4.96%.

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

The Mortgage Loans are secured by all of our Wholly Owned Properties and a pledge of our equity in the JVs. The Loan Agreements contain terms that limit our ability to incur additional indebtedness on these properties and may require lender approval of certain major tenant leases or significant redevelopment projects. The Loan Agreement prohibits repayment of any amounts outstanding for the first 12 months (other than repayments in connection with property releases and certain other exceptions) and contains a yield maintenance provision for the early extinguishment of the debt within the first 30 months. The Company believes it is currently in compliance with all material terms and conditions of the Loan Agreements.

Hedging Instruments

In connection with the issuance of the Company’s mortgage loans, we purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1.26 billion and a strike rate of 3.5%. Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements. The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheet. The Company did not elect hedge accounting and therefore the change in fair value is included within unrealized loss on interest rate cap on the consolidated statement of operations. For the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the Company recorded a loss of $2.9 million related to the change in fair value of the interest rate cap.

Dividends and Distributions

On December 17, 2015, the Company’s Board of Trustees declared a cash dividend of $0.50 per share for the period from July 7, 2015 (Date Operations Commenced) through to December 31, 2015. The dividend was paid on January 14, 2016 to Class A and Class C shareholders of record on December 31, 2015. The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held as of December 31, 2015.

On March 8, 2016, the Company’s Board of Trustees declared a cash dividend of $0.25 per share for the quarter ending March 31, 2016. The dividend will be paid on April 14, 2016 to Class A and Class C shareholders of record on March 31, 2016. The holders of Operating Partnership units are entitled to an equal distribution per Operating Partnership unit held as of March 31, 2016.

We currently intend to pay quarterly dividends and distributions in cash. However, the timing, amount and composition of all dividends and distributions will be made by the Company at the discretion of its Board of Trustees. Such dividends and distributions will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable law and other factors as the Board of Trustees of Seritage deems relevant

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures. As of December 31, 2015 we did not have any off-balance sheet financing arrangements.

Contractual Obligations

Our contractual obligations relate to our mortgage loans payable and non-cancelable operating leases in the form of a ground lease at one of our properties, as well as the operating lease for our corporate office.

Information concerning our obligations and commitments to make future payments under contracts for these loan and lease agreements is aggregated in the following table (in thousands):

		Payments due by Period
Contractual Obligation	Total	Within 1 year	1 - 3 years	3 -5 years	After 5 years
Long-term debt (1)	$1,362,550	$57,586	$115,171	$1,189,793	$—
Operating leases	3,105	412	854	826	1,013

(1)	Includes expected interest payments.

Capital Expenditures

Capital expenditures for Wholly Owned Properties under the Master Lease are generally the responsibility of the tenant. Given that the substantial majority of our GLA is subject to the Master Lease as of December 31, 2015, we do not currently anticipate incurring material expenses related to maintenance capital expenditures, tenant improvements or leasing commissions, outside of those associated with retenanting and redevelopment projects as described below.

During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, we incurred maintenance capital expenditures of less than $0.1 million and did not pay for any tenant improvements or leasing commissions that were not associated with retenanting and redevelopment projects.

Summary of Cash Flows

Net cash provided by operating activities for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 was $13.7 million and included (i) $26.9 million of cash from operating income (net of acquisition-related expenses of $18.4 million) and (ii) a $13.2 million net decrease in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities.

Net cash used in investing activities for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 was $2.7 billion which was primarily a result of the Transaction.

Net cash provided by financing activities for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 was $2.8 billion and included (i) $1.6 billion of gross cash proceeds from the issuance of common stock and non-controlling interests; (ii) $1.2 billion of gross cash proceeds from the issuance of the Mortgage Loans; and (iii) $29.6 million of offering and financing costs.

Litigation and Other Matters

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued or disclose the fact that such a range of loss cannot be estimated. We do not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. In such cases, we disclose the nature of the contingency, and an estimate of the possible loss, range of loss, or disclose the fact that an estimate cannot be made.

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

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”). On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint (the “Complaint”) in the Action against defendants the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage. The plaintiffs have brought the Action derivatively on behalf of Sears Holdings, which is named as a nominal defendant, and allege that the Sears Holdings directors, as well as ESL (in its capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed. The Complaint also alleges that Seritage and FCM aided and abetted these alleged fiduciary breaches. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts. The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and intends to contest these lawsuits vigorously. Due to, among other things, the fact that the litigation is at a very early stage, management cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this matter.

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts. The table below summarizes new projects initiated by the Company during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015:

(dollars in thousands)
Property	Description	Total Project Square Feet	Total Est. Development Cost (1)	Total Est. Project Cost (1)	Est. Construction Start	Est. Substantial Completion
King of Prussia, PA	Repurpose of former auto center space for Outback Steakhouse, Yard House and small shop retail	29,100	$3,900	$3,900	Q1 2016	Q4 2016
Braintree, MA	100% recapture; redevelopment of existing building to be anchored by Nordstrom Rack and Saks Off 5th	90,000	11,700	12,100	Q1 2016	Q4 2016
Honolulu, HI	100% recapture; redevelopment of existing building for Longs Drugs (CVS), PetSmart and Ross Dress For Less	79,000	8,500	19,700	Q2 2016	Q2 2017
Memphis, TN	100% recapture; demolish and construct new buildings to be anchored by Nordstrom Rack	135,200	24,100	25,200	Q2 2016	Q3 2017
San Antonio, TX	Recapture and repurpose auto center space for Orvis and Jared’s Jeweler	19,500	3,300	3,300	Q3 2016	Q2 2017

Total		352,800	$51,500	$64,200

(1)	Total estimated development costs exclude, and total estimated project costs include, termination fees to recapture 100% of property.

We plan to fund these projects with available cash balances, cash flow from operations, draws against the Future Funding Facility and other potential capital raising activities.

The Company also acquired 15 retenanting or redevelopment projects that were in various stages of development at the closing of the Transaction. The projected total cost of these projects was approximately $63.6 million of which a portion was incurred by Sears Holdings prior to the Transaction and for which reserve accounts were established at the closing of the Transaction to fund the remaining costs to be incurred by the Company. Of the 15 projects acquired by the Company, seven have been substantially completed and delivered to tenants as of December 31, 2015. The remaining eight projects, representing a total Company investment of approximately $29.7 million, are under development and have approximately $21.7 million remaining to be deployed as of December 31, 2015.

We continue to evaluate a number of additional retenanting and redevelopment projects that are consistent with our primary objective to maximize the value of our properties by recapturing space from Sears Holdings and re-leasing it to third-party tenants at higher rents. Investment returns are dependent on the success of the leasing and development plans in place for each project, as well as the successful completion of each project. Investment returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of our Annual Report. We also refer you to our disclosure related to forward-looking statements.

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that we believe are critical to the preparation of our consolidated financial statements. The summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 2 to the audited combined financial statements in Part II, Item 8 of this Annual Report.

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

The fair values of tangible assets are determined on an “if vacant” basis. The “if vacant” fair value allocated to land is generally estimated via a market or sales comparison approach with the subject site being compared to similar properties that have sold or are currently listed for sale. The comparable properties are adjusted for dissimilar characteristics such as market conditions, location, access/frontage, size, shape/topography, or intended use, including the impact of any encumbrances on such use. The “if vacant” value allocated to buildings and site improvements is generally estimated using an income approach and a cost approach that utilizes published guidelines for current replacement cost or actual construction costs for similar, recently developed properties. Assumptions used in the income approach include capitalization and discount rates, lease-up time, market rents, make ready costs, land value, and site improvement value.

The estimated fair value of in-place tenant leases includes lease origination costs (the costs the Company would have incurred to lease the property to the current occupancy level) and the lost revenues during the period necessary to lease-up from vacant to the current occupancy level. Such estimates include the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, the Company evaluates the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to one year. The fair value of acquired in-place tenant leases is included in lease intangible assets on the consolidated balance sheet and amortized over the remaining lease term for each tenant.

Identifiable intangible assets and liabilities are calculated for above-market and below-market tenant and ground leases where the Company is either the lessor or the lessee. The difference between the contractual rental rates and the Company’s estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. Above-market tenant leases and below-market ground leases are included in lease intangible assets on the consolidated balance sheet and below-market tenant leases are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

Real Estate Investments

Real estate assets are recorded at cost, less accumulated depreciation and amortization.

Expenditures for ordinary repairs and maintenance will be expensed as incurred. Significant renovations which improve the property or extend the useful life of the assets are capitalized. As real estate is undergoing redevelopment activities, all amounts directly associated with and attributable to the project, including planning, development and construction costs, interest costs, personnel costs of employees directly involved and other miscellaneous costs incurred during the period of redevelopment, are capitalized. The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete

Depreciation of real estate assets, excluding land, is recognized on a straight-line basis over their estimated useful lives which generally range from five to 40 years. Tenant improvements are amortized on a straight-line basis over the shorter of the estimated useful life or non-cancelable term of lease.

We amortize identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired, generally the remaining non-cancelable term of a related lease.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting. These investments are initially recorded at cost and are subsequently adjusted for cash contributions, cash distributions and earnings which are recognized in accordance with the terms of the applicable agreement.

To determine the method of accounting for partially owned joint ventures, we evaluate the characteristics of associated entities and determine whether an entity is a variable interest entity (“VIE”) and, if so, determine which party is primary beneficiary by analyzing whether we have both the power to direct the entity’s significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits. We will consolidate a VIE if we have determined that we are the primary beneficiary.

Revenue Recognition

Rental income is recognized on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of tenant and other receivables on the consolidated balance sheet.

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

Accounting for Recapture and Termination Activity Pursuant to the Master Lease

We generally treat recapture and termination activity pursuant to the Master Lease as modifications of the Master Lease as of the date of notice. Such notices and lease modifications result in the following accounting adjustments for the recaptured or terminated property:

•	The portion of accrued rental revenues related to the straight-line method of reporting rental revenue that is associated with recapture is deemed to be a lease modification and amortized over the remaining shortened life of the lease from the date of notice to the date of termination. The portion of accrued rental revenues related to the straight-line method of reporting rental revenue that is attributable to the retained space, if any, is amortized over the remaining life of the Master Lease.

•	The portion of intangible lease assets and liabilities that are deemed to be impacted by the lease modification is amortized over the shorter of the shortened lease term or the remaining useful life of the asset or liability. The portion of intangible lease assets and liabilities that is attributable to the retained space is amortized over the remaining useful life of the asset or liability.

Additionally, termination fees paid by us to Sears Holding, if any, in connection with a 100% recapture notice are generally capitalized as a necessary cost of the real estate project and depreciated over the life of the real estate asset being constructed or improved. Termination fees required to be paid by Sears Holdings to us in connection with a lease termination by Sears Holdings are recognized as income over the shortened life of the lease from the date of notice to the date of termination.

Recent Accounting Pronouncements

Refer to Note 2 of the Consolidated Financial Statements for recently issued accounting pronouncements.

Non-GAAP Supplemental Financial Measures and Definitions

The Company makes reference to NOI, Total NOI, FFO, Normalized FFO, EBITDA and Adjusted EBITDA.

Net Operating Income (“NOI”) and Total NOI

We define NOI as income from property operations less property operating expenses. Other REITs may use different methodologies for calculating NOI, and accordingly, the Company’s depiction of NOI may not be comparable to other REITs. We believe NOI provides useful information regarding the Company, its financial condition and results of operations because it reflects only those income and expense items that are incurred at the property level.

The Company uses Total NOI, which includes its share of unconsolidated properties and excludes certain GAAP adjustments, to present the Company’s proportional share of NOI excluding non-cash items. We believe Total NOI is a helpful supplemental measure of our operating performance. However, due to the adjustments noted, Total NOI should only be used as an alternative measure of the Company’s financial performance.

Earnings Before Interest Expense, Income Tax, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA

We define EBITDA as NOI less administrative expenses and other operational items. EBITDA is a commonly used measure of performance in many industries, but may not be comparable to measures calculated by other companies. We believe EBITDA provides useful information to investors regarding our results of operations because it removes the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization). Management also believes the use of EBITDA facilitates comparisons between us and other equity REITs, retail property owners who are not REITs and other capital-intensive companies.

The Company also considers Adjusted EBITDA to be a helpful supplemental measure of its operating performance because it excludes from EBITDA certain other non-cash and non-comparable items that we do not believe are representative of ongoing operating results. However, due to the adjustments noted, Adjusted EBITDA should only be used as an alternative measure of the Company’s financial performance

Funds From Operations (“FFO”) and Normalized FFO

We define FFO using the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO. FFO is calculated as net income computed in accordance with GAAP, excluding gains (or losses) from property sales, real estate related depreciation and amortization, and impairment charges on depreciable real estate asset.

We consider FFO a helpful supplemental measure of the operating performance for equity REITs and a complement to GAAP measures because it is a recognized measure of performance by the real estate industry. FFO facilitates an understanding of the operating performance of our properties between periods because it does not give effect to real estate depreciation and amortization which are calculated to allocate the cost of a property over its useful life. Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, the Company believes that FFO provides investors with a clearer view of the Company’s operating performance.

The Company makes certain adjustments to FFO, which it refers to as Normalized FFO, to account for certain non-cash and non-comparable items, such as loss on interest rate cap, acquisition-related expenses, and up-front-hiring and personnel costs, that it does not believe are representative of ongoing operating results. Due to the adjustments noted, Normalized FFO should only be used as an alternative measure of the Company’s financial performance.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

None of Total NOI, FFO, Normalized FFO, EBITDA and Adjusted EBITDA are measures that (i) represent cash flow from operations as defined by GAAP; (ii) are indicative of cash available to fund all cash flow needs, including the ability to make distributions; (iii) are alternatives to cash flow as a measure of liquidity; or (iv) should be considered alternatives to net income (which is determined in accordance with GAAP) for purposes of evaluating the Company’s operating performance. Reconciliations of these measures to the respective GAAP measures we deem most comparable are presented below.

The following table reconciles Total NOI to GAAP operating income or loss for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 (in thousands):

July 7, 2015 (Date Operations Commenced) to December 31, 2015
TOTAL NET OPERATING INCOME
GAAP operating loss	$(9,373)
Depreciation and amortization	65,907
General and administrative	9,956
Acquisition-related expenses	18,397
NOI of unconsolidated joint ventures	14,456

Total NOI before certain non-cash adjustments	99,343

Straight-line rent adjustment (1)	(9,353)
Above/below market rental income/expense (1)	(497)

Total NOI	$89,493

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles EBITDA and Adjusted EBITDA to GAAP net loss for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 (in thousands):

July 7, 2015 (Date Operations Commenced) to December 31, 2015
EBITDA
Net loss	$(38,803)
Depreciation and amortization	65,907
Depreciation and amortization (unconsolidated joint ventures)	8,987
Interest expense	30,461
Provision for income and other taxes	944

EBITDA	$67,496

ADJUSTED EBITDA
EBITDA	$67,496
Unrealized loss on interest rate cap	2,933
Acquisition-related expenses	18,397
Up-front hiring and personnel costs	1,906

Adjusted EBITDA	$90,732

The following table reconciles FFO and Normalized FFO to GAAP loss for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 (in thousands):

July 7, 2015 (Date Operations Commenced) to December 31, 2015
FUNDS FROM OPERATIONS
Net loss	$(38,803)
Real estate depreciation and amortization (consolidated properties)	65,877
Real estate depreciation and amortization (unconsolidated joint ventures)	8,987

FFO attributable to Seritage Growth Properties	$36,061

FFO per diluted common share and unit	$0.65

NORMALIZED FUNDS FROM OPERATIONS
Funds from Operations	$36,061
Unrealized loss on interest rate cap	2,933
Amortization of deferred financing costs	2,657
Acquisition-related expenses	18,397
Up-front hiring and personnel costs	1,906

Normalized FFO attributable to Seritage Growth Properties	$61,954

Normalized FFO per diluted common share and unit	$1.12

WEIGHTED AVERAGE COMMON SHARES AND UNITS
Weighted average common shares outstanding	31,386
Weighted average OP units outstanding	24,176

Weighted average common shares and units outstanding	55,562

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates both in terms of existing variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and to fund investments. As of December 31, 2015, we had $1,161 million of consolidated debt, all of which of was our variable-rate Mortgage Loans Payable. An immediate 100 basis point change in the underlying interest rate would result in an $11.6 million increase to interest expense and corresponding decrease to operating cash flow.

The Company has managed and will continue to manage interest rate risk through the use of interest rate caps and/or swaps and by taking advantage of favorable market conditions for fixed-rate debt and/or equity or equity-linked capital, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

As of December 31, 2015, the estimated fair value of our consolidated debt was $1.2 billion. The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

No Management Report or Attestation Report Regarding Internal Control

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement with respect to our 2016 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	Consolidated Financial Statements and Consolidated Financial Statement Schedule.

The consolidated financial statements and consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(b)	Exhibits.

Exhibit No.	Description	SEC Document Reference

2.1	Subscription, Distribution and Purchase and Sale Agreement, dated as of June 8, 2015, by and between Seritage Growth Properties and Sears Holdings Corporation	Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-11, filed on June 9, 2015

3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 10, 2015

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on July 10, 2015

4.1	Registration Rights Agreement by and among Seritage Growth Properties, ESL Investments, Inc., and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 10, 2015

10.1	Transition Services Agreement by and between Sears Holdings Management Corporation and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 10, 2015

10.2	Agreement of Limited Partnership of Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 10, 2015

10.3	Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Kmart Operations, LLC, and Sears Operations, LLC, dated as of July 7, 2015	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 10, 2015

10.4	Mortgage Loan Agreement by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, certain other subsidiaries of Operating Partnership, JPMorgan Chase Bank, National Association and H/2 SO III Funding LLC, dated as of July 7, 2015	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on July 10, 2015

10.5	Mezzanine Loan Agreement by and among Seritage SRC Mezzanine Finance LLC, Seritage KMT Mezzanine Finance LLC, JPMorgan Chase Bank, National Association and H/2 Special Opportunities III Corp., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on July 10, 2015

10.6	Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on July 10, 2015

10.7	Form of Seritage Growth Properties Sign-On P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on July 10, 2015

10.8	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on July 10, 2015

10.9	Form of Seritage Growth Properties Annual P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on July 10, 2015

10.10	Employment Agreement with Brian Dickman, dated as of July 6, 2015.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on July 10, 2015

10.11	Employment Agreement with Mary Rottler, dated as of June 2, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 19, 2015

10.12	Employment Agreement, dated April 17, 2015, between Benjamin Schall and Seritage Growth Properties	Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-11, filed on May 26, 2015

10.13	Letter Agreement, dated April 30, 2015, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Benjamin Schall	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-11, filed on May 26, 2015

10.14	Letter Agreement, dated May 15, 2015, between Matthew Fernand and Seritage Growth Properties	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-11, filed on May 26, 2015

10.15	Letter Agreement, dated May 13, 2015, between James Bry and Seritage Growth Properties	Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-11, filed on May 26, 2015

10.16	Exchange Agreement by and among Seritage Growth Properties, Seritage Growth Properties, L.P., ESL Partners, L.P., and Edward S. Lampert, dated as of June 26, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 2, 2015

10.17	Exchange Agreement by and among Seritage Growth Properties and Fairholme Capital Management, L.L.C., dated as of June 30, 2015	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 2, 2015

21.1	List of subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: March 11, 2016	/s/ Benjamin Schall

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward S. Lampert	Chairman of the Board of Trustees	March 11, 2016
Edward S. Lampert

/s/ Benjamin W. Schall	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 11, 2016
Benjamin W. Schall

/s/ Brian R. Dickman	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2016
Brian R. Dickman

/s/ David S. Fawer	Trustee	March 11, 2016
David S. Fawer

/s/ Kenneth T. Lombard	Trustee	March 11, 2016
Kenneth T. Lombard

/s/ John. T. McClain	Trustee	March 11, 2016
John T. McClain

/s/ Thomas M. Steinberg	Trustee	March 11, 2016
Thomas M. Steinberg

SERITAGE GROWTH PROPERTIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

All other schedules are omitted since the required information is either not present in any amounts, is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Seritage Growth Properties

New York, New York

We have audited the accompanying consolidated balance sheet of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, equity, and cash flows for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Seritage Growth Properties and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

March 11, 2016

SERITAGE GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share and per share amounts)

December 31, 2015
ASSETS
Investment in real estate
Land	$840,563
Buildings and improvements	814,652
Accumulated depreciation	(29,076)

1,626,139
Construction in progress	13,136

Net investment in real estate	1,639,275
Investment in unconsolidated joint ventures	427,052
Cash and cash equivalents	62,867
Restricted cash	92,475
Tenant and other receivables, net	9,772
Lease intangible assets, net	578,795
Prepaid expenses, deferred expenses and other assets, net	23,123

Total assets	$2,833,359

LIABILITIES AND EQUITY
Liabilities
Mortgage loans payable, net	$1,142,422
Accounts payable, accrued expenses and other liabilities	120,860

Total liabilities	1,263,282

Commitments and contingencies (Note 10)

Shareholders’ Equity
Class A shares $0.01 par value; 100,000,000 shares authorized; 24,817,842 shares issued and outstanding	248
Class B shares $0.01 par value; 5,000,000 shares authorized; 1,589,020 shares issued and outstanding	16
Class C shares $0.01 par value; 50,000,000 shares authorized; 6,773,185 shares issued and outstanding	68
Additional paid-in capital	924,508
Accumulated deficit	(38,145)

Total shareholders’ equity	886,695
Non-controlling interests	683,382

Total equity	1,570,077

Total liabilities and equity	$2,833,359

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands, except per share amounts)

July 7, 2015
(Date Operations
Commenced) to
December 31, 2015
REVENUE
Rental income	$86,645
Tenant reimbursements	26,926

Total revenue	113,571

EXPENSES
Property operating	6,329
Real estate taxes	22,355
Depreciation and amortization	65,907
General and administrative	9,956
Acquisition-related expenses	18,397

Total expenses	122,944

Operating loss	(9,373)
Equity in income of unconsolidated joint ventures	4,772
Interest and other income	136
Interest expense	(30,461)
Unrealized loss on interest rate cap	(2,933)

Loss before income taxes	(37,859)
Provision for income taxes	(944)

Net loss	(38,803)
Net loss attributable to non-controlling interests	16,465

Net loss attributable to common shareholders	$(22,338)

Net loss per share attributable to Class A and Class C common shareholders – Basic and diluted	$(0.71)

Weighted average Class A and Class C common shares outstanding – Basic and diluted	31,386

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY

(Amounts in thousands)

	Class A		Class B		Class C		Additional	Accumulated	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Interests	Equity

Balance at July 7, 2015 (Date Operations Commenced)	24,584	$246	1,589	$16	6,790	$68	$923,636	$—	$711,991	$1,635,957

Net loss	—	—	—	—	—	—	—	(22,338)	(16,465)	(38,803)

Offering related costs	—	—	—	—	—	—	(70)	—	(56)	(126)

Dividends and distributions declared ($0.50 per share and unit)	—	—	—	—	—	—	—	(15,807)	(12,088)	(27,895)
Issuance of restricted stock, net (216,835 common shares)	217	2	—	—	—	—	(2)	—	—	—

Stock-based compensation	—	—	—	—	—	—	944	—	—	944

Share class exchanges, net (17,450 common shares)	17	0	—	—	(17)	(0)	—	—	—	—

Balance at December 31, 2015	24,818	$248	1,589	$16	6,773	$68	$924,508	$(38,145)	$683,382	$1,570,077

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

July 7, 2015 (Date Operations Commenced) to December 31, 2015
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(38,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(4,772)
Distributions from unconsolidated joint ventures	6,733
Unrealized loss on interest rate cap	2,933
Stock-based compensation	944
Depreciation and amortization	65,907
Amortization of deferred financing costs	2,657
Amortization of above and below market leases, net	(388)
Straight-line rent adjustment	(8,299)
Change in operating assets and liabilities
Tenants and other receivables	(1,473)
Prepaid expenses, deferred expenses and other assets	(25,596)
Restricted cash	(3,761)
Accounts payable, accrued expenses and other liabilities	21,589

Net cash provided by operating activities	17,671

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of real estate and unconsolidated joint ventures	(2,653,019)
Development of real estate	(11,273)
Increase in restricted cash	(66,107)

Net cash used in investing activities	(2,730,399)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of mortgage loans payable, net	1,161,196
Payment of financing costs	(21,431)
Proceeds from issuance of common stock and non-controlling interest	1,644,042
Offering related costs	(8,212)

Net cash provided by financing activities	2,775,595

Net increase in cash and cash equivalents	62,867
Cash and cash equivalents, beginning of period	—

Cash and cash equivalents, end of period	$62,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$25,325
Capitalized interest	226
Income taxes paid	944
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$2,856
Dividends and distribution declared and unpaid	27,894

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

Seritage Growth Properties was organized in Maryland on June 3, 2015 and initially capitalized with 100 shares of Class A common shares. The Company conducts its operations through Seritage Growth Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership that was formed on April 22, 2015. Unless the context otherwise requires, “Seritage” and the “Company” refer to Seritage Growth Properties, the Operating Partnership and its subsidiaries.

On June 11, 2015 Sears Holdings Corporation (“Sears Holdings”) effected a rights offering (the “Rights Offering”) to Sears Holdings stockholders to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of 234 of Sears Holdings’ owned properties and one of its ground leased properties (the “Wholly Owned Properties”), and its 50% interests in three joint ventures (such joint ventures, the “JVs,” and such 50% joint venture interests the “JV Interests”) that collectively own 28 properties, ground lease one property and lease two properties (collectively, the “JV Properties”) (collectively, the “Transaction”). The Rights Offering ended on July 2, 2015 and the Company’s Class A common shares were listed on the New York Stock Exchange (“NYSE”) on July 6, 2015.

On July 7, 2015, the Company completed the Transaction with Sears Holdings (see Note 3) and commenced operations. The Company did not have any operations prior to the completion of the Rights Offering and Transaction.

Seritage is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through the Company’s investment in the Operating Partnership. Subsidiaries of the Operating Partnership lease a substantial majority of the space at all but 11 of the Wholly Owned Properties back to Sears Holdings under a master lease agreement (“Master Lease”), with the remainder of such space leased to third-party tenants. A substantial majority of the space at the JV Properties is also leased (or subleased) by the JVs to Sears Holdings under master lease agreements (collectively, the “JV Master Leases”). The Master Lease and the JV Master Leases provide the Company and the JVs with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their wholly-owned subsidiaries, and all other entities in which they have a controlling financial interest or entities that meet the definition of a variable interest entity (“VIE”) in which the Company has, as a result of ownership, contractual interests or other financial interests, both the power to direct activities that most significantly impact the economic performance of the variable interest entity and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the variable interest entity. All intercompany accounts and transactions have been eliminated.

If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting. Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting. The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary.

To the extent such variable interests are in entities that cannot be evaluated under the Variable Interest Model, the Company evaluates its interests using the Voting Interest Entity Model. The Company has a variable interest in the Operating Partnership. The Operating Partnership is not currently within the scope of the Variable Interest Model and is instead evaluated under the Voting Interest Entity Model. The Company holds a 56.6% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions and control of the Operating Partnership. As the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights, the Company consolidates its interest in the Operating Partnership.

The portions of consolidated entities not owned by the Company and the Operating Partnership are presented as non-controlling interests as of and during the period presented.

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

Segment Reporting

The Company currently operates in a single reportable segment, which includes the acquisition, ownership, development, redevelopment, management and leasing of retail properties. The Company reviews operating and financial information for each property on an individual basis and therefore, each property represents an individual operating segment. The Company does not distinguish or group consolidated operations based on geography, size, or type. The Company aggregates all properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operational process.

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

The fair values of tangible assets are determined on an “if vacant” basis. The “if vacant” fair value allocated to land is generally estimated via a market or sales comparison approach with the subject site being compared to similar properties that have sold or are currently listed for sale. The comparable properties are adjusted for dissimilar characteristics such as market conditions, location, access/frontage, size, shape/topography, or intended use, including the impact of any encumbrances on such use. The “if vacant” value allocated to buildings and site improvements is generally estimated using an income approach and a cost approach that utilizes published guidelines for current replacement cost or actual construction costs for similar, recently developed properties. Assumptions used in the income approach include capitalization and discount rates, lease-up time, market rents, make ready costs, land value, and site improvement value.

The estimated fair value of in-place tenant leases includes lease origination costs (the costs the Company would have incurred to lease the property to the current occupancy level) and the lost revenues during the period necessary to lease-up from vacant to the current occupancy level. Such estimates include the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, the Company evaluates the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to one year. The fair value of acquired in-place tenant leases is included in lease intangible assets on the consolidated balance sheet and amortized over the remaining lease term for each tenant.

Identifiable intangible assets and liabilities are calculated for above-market and below-market tenant and ground leases where the Company is either the lessor or the lessee. The difference between the contractual rental rates and the Company’s estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases including significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. Above-market tenant leases and below-market ground leases are included in lease intangible assets on the consolidated balance sheet; below-market tenant leases and above-market ground leases are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet. The values assigned to above-market and below-market tenant leases are amortized as reductions and increases. respectively, to base rental revenue over the remaining term of the respective leases. The values assigned to below-market and above-market ground leases are amortized as increases and reductions, respectively, to property operating expenses over the remaining term of the respective leases.

The Company expenses transaction costs associated with business combinations in the period incurred. These costs are included in acquisition-related expenses within the consolidated statement of operations.

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

Depreciation of real estate assets, excluding land, is recognized on a straight-line basis over their estimated useful lives as follows:

Building:	25 – 40 years
Site improvements:	5 – 15 years
Tenant improvements:	shorter of the estimated useful life or non-cancelable term of lease

The Company amortizes identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired, generally the remaining non-cancelable term of a related lease.

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value. Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. No such impairment losses were recognized for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are initially recorded at cost and are subsequently adjusted for cash contributions, cash distributions and earnings which are recognized in accordance with the terms of the applicable agreement.

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value. No such impairment losses were recognized for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.

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

Restricted Cash

Restricted cash represents cash deposited in escrow accounts, which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements, as well as legally restricted tenant security deposits. As of December 31, 2015, the Company had approximately $92.5 million of restricted cash, including $51.3 million related to future capital investments such as unfunded construction commitments, deferred maintenance and environmental reserves, and $41.2 million related to basic property carrying costs such as real estate taxes, insurance and ground rent.

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of tenant and other receivables on the consolidated balance sheet.

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company will determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership of such improvements. If the Company is considered the owner of the improvements for accounting purposes, the Company will capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as reduction of rental revenue on straight-line basis.

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

Accounting for Recapture and Termination Activity Pursuant to the Master Lease

Seritage 100% Recapture Rights. The Company generally treats the delivery of a 100% recapture notice as a modification of the Master Lease as of the date of notice. Such a notice and lease modification result in the following accounting adjustments for the recaptured property:

•	Accrued rental revenues related to the straight-line method of reporting rental revenue that is deemed uncollectable as result of the lease modification is amortized over the remaining shortened life of the lease from the date of notice to the date of termination.

•	Intangible lease assets and liabilities that are deemed to be impacted by the lease modification are amortized over the shorter of the shortened lease term or the remaining useful life of the asset or liability.

A 100% recapture will generally occur in conjunction with obtaining a new tenant or a real estate development project. As such, termination fees, if any, associated with the 100% recapture notice are generally capitalized as either an initial direct cost of obtaining a new leases or a necessary cost of the real estate project and depreciated over the life of the new lease obtained or the real estate asset being constructed or improved.

Seritage 50% Recapture Rights. The Company generally treats the delivery of a 50% recapture notice as a modification of the Master Lease as of the date of notice. Such a notice and lease modification result in the following accounting adjustments for the recaptured property:

•	The portion of accrued rental revenues related to the straight-line method of reporting rental revenue that is subject to the lease modification is amortized over the remaining shortened life of the lease from the date of notice to the date of termination. The portion of accrued rental revenues related to the straight-line method of reporting rental revenue that is attributable to the retained space is amortized over the remaining life of the Master Lease.

•	The portion of intangible lease assets and liabilities that are deemed to be impacted by the lease modification is amortized over the shorter of the shortened lease term or the remaining useful life of the asset or liability. The portion of intangible lease assets and liabilities that is attributable to the retained space is amortized over the remaining useful life of the asset or liability.

Sears Holdings Termination Rights. The Master Lease provides Sears Holdings with certain rights to terminate the Master Lease with respect to properties that cease to be profitable for operation by Sears Holdings. Such a termination would generally result in the following accounting adjustments for the terminated property:

•	Accrued rental revenues related to the straight-line method of reporting rental revenue that is subject to the termination is amortized over the remaining shortened life of the lease from the date of notice to the date of termination.

•	Intangible lease assets and liabilities that are deemed to be impacted by the termination are amortized over the shorter of the shortened lease term or the remaining useful life of the asset or liability.

Additionally, termination fees required to be paid by Sears Holdings to the Company are recognized as income over the remaining shortened life of the lease from the date of notice to the date of termination.

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes. In connection with the issuance of the Company’s mortgage loans, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1.26 billion and a strike rate of 3.5%. The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheet. The Company has elected not to utilize hedge accounting and therefore the change in fair value is included within change in fair value of interest rate cap on the consolidated statement of operations. For the period July 7, 2015 (Date Operations Commenced) through December 31, 2015, the Company recorded a loss of $2.9 million related to the change in fair value of the interest rate cap.

Stock-Based Compensation

The Company generally recognizes equity awards to employees as compensation expense and includes such expense within general and administrative expenses on the consolidated statement of operations. Compensation expense for equity awards is generally based on the fair value of the common shares at the date of the grant and is recognized (i) ratably over the vesting period for awards with time-based vesting and (ii) for awards with performance-based vesting, at the date the achievement of performance criteria is deemed probable, an amount equal to that which would have been recognized ratably from the date of the grant through the date the achievement of performance criteria is deemed probable, and then ratably from the date the achievement of performance criteria is deemed probable through the remainder of the vesting period.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of December 31, 2015, substantially all of the Company’s real estate properties were leased to Sears Holdings and the majority of Company’s rental revenues were derived from the Master Lease (see Note 6). Sears Holdings is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Refer to www.sec.gov for Sears Holdings Corporation publicly-available financial information.

Other than the Company’s tenant concentration, management believes the Company’s portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of December 31, 2015, the Company’s portfolio of 235 Wholly Owned Properties was diversified by location across 49 states and Puerto Rico.

Earnings per Share

The Company has three classes of common stock. The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A common shares and Class C non-voting common shares are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The net earnings per share amounts are the same for Class A and Class C common shares because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Class B non-economic common shares are excluded from earnings per share computations as they do not have economic rights.

All outstanding non-vested shares that contain non-forfeitable rights to dividends are considered participating securities and are included in computing earnings per share pursuant to the two-class method which specifies that all outstanding non-vested share-based payment awards that contain non-forfeitable rights to distributions are considered participating securities and should be included in the computation of earnings per share.

Recently Issued Accounting Pronouncements

On February 25, 2016, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases, the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

In September 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-16, which amends Topic 805, Business Combinations, and requires the recognition of purchase price allocation adjustments that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and eliminates the requirement to retrospectively account for these adjustments. ASU 2015-16 is effective, on a prospective basis, for interim and annual periods beginning after December 15, 2015; early adoption is permitted. The Company has chosen to early adopt ASU 2015-16 during the current period on a prospective basis and it did not have an impact on the consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. ASU 2015-03 is effective for annual periods beginning after December 31, 2015. Early adoption is permitted. The Company elected to early adopt ASU 2015-03 during the current period for the costs related to the mortgage loans issued in connection with the Transaction. As the Company has not previously reported debt issuance costs and mortgage loans payable within the consolidated financial statements, retrospective application is not required. As such, debt issuance costs, net of accumulated amortization, are netted against mortgage loans payable on the consolidated balance sheet.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for annual periods beginning after December 15, 2015. Although the Company has not yet finalized its evaluation of this new accounting standard, aside from certain expanded disclosure requirements, it is not expected that the adoption of this standard will have a material impact on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The standard can be applied either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment recognized as of the date of initial application. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

Note 3 – Acquisitions

On July 7, 2015, the Company purchased the Wholly Owned Properties and JV Interests at their fair value for $2.7 billion, with the substantial majority of such properties being leased back to Sears Holdings.

The following table summarizes the purchase price and fair values of the net assets acquired in the Transaction (in thousands):

Proceeds from issuance of common stock and non-controlling interest		$1,644,042
Less: Offering related costs		(8,212)
Proceeds from issuance of mortgage loans payable		1,161,196
Less: Deferred financing costs		(21,431)

Total sources of funds net of offering and financing costs		2,775,595

Real estate assets acquired
Land	840,563
Buildings and improvements	810,499
Lease intangibles
In-place leases	595,443
Below-market ground lease	11,766
Above-market leases	9,058
Below-market leases	(20,045)
Investments in unconsolidated joint ventures	429,012

Total fair value of real estate assets acquired		2,676,296
Plus: Restricted cash
Environmental expenses reserve	12,034
Deferred maintenance reserve	10,575

Total restricted cash		22,609
Less: Assumed liabilities
Real estate taxes payable	(23,277)
Environmental expenses	(12,034)
Deferred maintenance	(10,575)
Total assumed liabilities		(45,886)

Net cash paid for acquisition of real estate and unconsolidated joint ventures		2,653,019

Additional (sources) / uses of cash
Prepaid rent	(26,855)
Initial funding of unfunded construction commitments reserve (restricted cash)	42,470
Initial funding of property carry costs reserve (restricted cash)	32,482
Initial funding of interest expense reserve (restricted cash)	4,924
Acquisition-related expenses	18,340
Prepaid interest expense	1,249
Total additional (sources) uses of cash, net		72,610

Remaining excess cash from transaction		$49,966

The allocation of the consideration for this acquisition remains subject to adjustment as the Company finalizes its purchase price allocation. The Company is utilizing an independent third party to assist management with its determination of the final allocation of value.

Note 4 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $578.8 million and $19.0 million as of December 31, 2015, respectively. The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

	Gross	Accumulated		Wtd. Avg. Remaining Amortization
Lease Intangible Assets	Asset	Amortization	Balance	Period
In-place leases, net	$595,443	$(36,800)	$558,643	8.4 years
Below-market ground leases, net	11,766	(102)	11,664	57.5 years
Above-market leases, net	9,058	(570)	8,488	8.8 years

Total	$616,267	$(37,472)	$578,795	9.4 years

	Gross	Accumulated		Wtd. Avg. Remaining Amortization
Lease Intangible Liabilities	Liability	Amortization	Balance	Period
Below-market leases, net	$20,045	$(1,059)	$18,986	11.4 years

Total	$20,045	$(1,059)	$18,986	11.4 years

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $0.5 million for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2016 is as follows (in thousands):

2016	$(978)
2017	(978)
2018	(978)
2019	(951)
2020	(822)

Amortization of acquired below-market ground leases resulted in additional rent expense of $0.1 million for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. Estimated annual amortization of acquired below-market ground leases for each of the five succeeding years commencing January 1, 2016 is as follows (in thousands):

2016	$203
2017	203
2018	203
2019	203
2020	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $36.8 million for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2016 is as follows (in thousands):

2016	$73,601
2017	73,601
2018	73,033
2019	70,228
2020	67,372

Note 5 – Investments in Unconsolidated Joint Ventures

The Company conducts a portion of its property rental activities through investments in unconsolidated joint ventures for which the Company holds less than a controlling interest. The Company’s partners in these unconsolidated joint ventures are unrelated real estate entities or commercial enterprises. The Company and its unconsolidated joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures. The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related governing documents.

The Company currently has investments in three unconsolidated entities: GS Portfolio Holdings LLC (the “GGP JV”), a joint venture between Seritage and a subsidiary of General Growth Properties, Inc. (together with its subsidiaries, “GGP”), SPS Portfolio Holdings LLC (the “Simon JV”), a joint venture between Seritage and a subsidiary of Simon Property Group, Inc. (together with its subsidiaries, “Simon”), and MS Portfolio LLC (the “Macerich JV”), a joint venture between Seritage and a subsidiary of The Macerich Company (together with its subsidiaries, “Macerich”). A substantial majority of the space at the JV Properties is leased to Sears Holdings under the JV Master Leases which include recapture rights and termination rights with similar terms as those described under the Master Lease. The GGP JV submitted recapture notices related to two properties during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 and submitted recapture notices related to two additional properties subsequent to December 31, 2015.

The Company’s investments in unconsolidated joint ventures at December 31, 2015, consisted of (in thousands):

Joint Venture	# of Properties	Initial Investment	Seritage % Ownership
GGP JV	12	$165,000	50%
Macerich JV	9	150,000	50%
Simon JV	10	114,012	50%

Total	31	$429,012

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the Company’s deferral of the unconsolidated joint venture’s profits from land sales to the Company; or other items. There were no joint venture impairment charges during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.

The following table presents combined condensed financial data for all of the Company’s unconsolidated joint ventures as of December 31, 2015 (in thousands):

December 31, 2015
ASSETS
Investment in real estate
Land	$214,726
Buildings and improvements	603,265
Accumulated depreciation	(24,111)

793,880
Construction in progress	1,481

Net investment in real estate	795,361
Cash and cash equivalents	19,903
Tenant and other receivables, net	4,990
Other assets, net	30,506

Total assets	$850,760

LIABILITIES AND EQUITY
Liabilities
Accounts payable, accrued expenses and other liabilities	$13,973

Total liabilities	13,973

Equity
Partnership equity	823,923
Retained earnings	12,864

Total equity	836,787

Total liabilities and equity	$850,760

INVESTMENT IN UNCONSOLIDATED JOINT VENTURES
Total equity	$836,786
Less: joint venture partners’ share	(418,393)
Plus: basis differences	8,659

Investment in unconsolidated joint ventures	$427,052

July 7, 2015 (Date Operations Commenced) to December 31, 2015
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$35,150
Property operating expenses	(7,339)
Depreciation and amortization	(17,975)

Operating income	9,836
Other expenses	(292)

Net income	$9,544

Equity in income of unconsolidated joint ventures	$4,772

Note 6 – Leases

Master Lease

On July 7, 2015, subsidiaries of Seritage and subsidiaries of Sears Holdings entered into the Master Lease. The Master Lease generally is a triple net lease with respect to all space which is leased thereunder to Sears Holdings, subject to proportional sharing by Sears Holdings for repair and maintenance charges, real property taxes, insurance and other costs and expenses which are common to both the space leased by Sears Holdings and other space occupied by unrelated third-party tenants in the same or other buildings pursuant to third-party leases, space which is recaptured pursuant to the Company recapture rights described below and all other space which is constructed on the properties. Under the Master Lease, Sears Holdings and/or one or more of its subsidiaries will be required to make all expenditures reasonably necessary to maintain the premises in good appearance, repair and condition for as long as they are in occupancy.

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal. As of December 31, 2015, the annual base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $134 million. In each of the initial and first two renewal terms, annual base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year. For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

The Master Lease provides the Company with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at the 224 Wholly Owned Properties included in the Master Lease (subject to certain exceptions). In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of the parking areas and common areas. Upon exercise of this recapture right, the Company will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to third-party tenants. The Company also has the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings, after which the Company can reposition and re-lease those stores. While the Company will be permitted to exercise its recapture rights all at once or in stages as to any particular property, it will not be permitted to recapture all or substantially all of the space subject to the recapture right at more than 50 Wholly Owned Properties during any lease year.

The Company exercised its 100% recapture rights with respect to three properties during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 and deposited lease termination payments of $0.4 million, $11.2 million and $1.1 million in escrow accounts for each of Braintree, MA, Honolulu, HI, and Memphis, TN, respectively. For each of these properties, the Company will recapture 100% of the space formerly leased to Sears Holdings. The lease termination payments were calculated as the greater of an amount specified at the time the Company entered into the Master Lease with Sears Holding and an amount equal to 10 times the adjusted EBITDA attributable to such space within the Sears Holdings main store which is not attributable to the space subject to the separate 50% recapture right discussed above for the 12-month period ending at the end of the fiscal quarter ending immediately prior to recapturing such space. Note that there are no lease termination fees associated with the Company’s right to recapture 50% of the space occupied by Sears Holdings as described above.

The Master Lease also provides for certain rights to Sears Holdings to terminate the Master Lease with respect to Wholly Owned Properties that cease to be profitable for operation by Sears Holdings. In order to terminate the Master Lease with respect to a certain property, Sears Holdings must make a payment to the Company of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Such termination right, however, will be limited so that it will not have the effect of reducing the fixed rent under the Master Lease by more than 20% per annum. Further, no such termination rights can be exercised prior to August 1, 2016.

Revenues from the Master Lease for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 are as follows (in thousands and excluding the effect of straight-line rent):

July 7, 2015 (Date Operations Commenced) to December 31, 2015
Rental income	$64,838
Tenant reimbursements	25,204

Total revenue	$90,042

Lessor

The Company generally leases space to tenants under non-cancelable operating leases. The leases typically provide for the payment of fixed base rents, as well as reimbursements of real estate taxes, insurance, maintenance and other costs. Certain leases also provide for the payment by the lessee of additional rents based on a percentage of their sales.

As of December 31, 2015, future base rental revenue under non-cancelable operating leases, excluding extension options and signed leases for which rental payments have not yet commenced, is as follows (in thousands):

2016	$158,638
2017	159,878
2018	161,561
2019	163,279
2020	163,789
Thereafter	843,241

$1,650,386

These future minimum amounts do not include tenant reimbursement income or additional rents based on a percentage of tenants’ sales. For the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the Company recognized $26.9 million of tenant reimbursement income, as well as, approximately $0.1 million of additional rent based on a percentage of tenants’ sales which was included in rental income.

As Lessee

In connection with the Transaction, the Company acquired a ground lease for one property. During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the Company recorded rent expense of less than $0.1 million, which is classified within property operating expenses on the consolidated statement of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all options are exercised.

Note 7 – Mortgage Loans Payable

During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, pursuant to the Transaction, the Company entered into a mortgage and mezzanine loan agreement (collectively, the “Loan Agreements”), providing for term loans in an initial principal amount of approximately $1.16 billion (collectively, the “Mortgage Loans”) and a $100 million future funding facility (the “Future Funding Facility”), which the Company expects to be available to finance the redevelopment of properties in its portfolio from time to time, subject to satisfaction of certain conditions. No amounts were drawn during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 under the Future Funding Facility.

All outstanding principal and interest under the Mortgage Loans is due and payable on the payment dates and will mature on the payment date in July 2019, pursuant to the mezzanine loan agreement and mortgage loan agreement, respectively. The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions. Borrowings under the Mortgage Loans bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of December 31, 2015, a weighted-average spread of 465 basis points; payments are made monthly on an interest-only basis. The weighted-average interest rate for the Mortgage Loans for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 was 4.96%.

The Mortgage Loans are secured by all of the Company’s Wholly Owned Properties and a pledge of its equity in the JVs. The Loan Agreements contain customary covenants for a real estate financing, including terms that limit the Company’s ability to grant liens on its assets, incur additional indebtedness, or transfer or sell assets, as well as those that may require the Company to obtain lender approval for certain major tenant leases or significant redevelopment projects. Such restrictions also include cash flow sweep provisions based on certain measures of the Company’s financial and operating performance, including in the case that “Debt Yield” (the ratio of net operating income for the borrowers to their debt) is less than 11.0% or if the Company fails to achieve certain thresholds for tenant diversification. The Loan Agreements prohibit repayment of any amounts outstanding for the first 12 months (other than repayments in connection with property releases and certain other exceptions) and contains a yield maintenance provision for the early extinguishment of the debt within the first 30 months. The Company believes it is currently in compliance with all material terms and conditions of the Loan Agreements.

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

The Company incurred $21.4 million of debt issuance costs related to the Mortgage Loans, which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and amortized over the term of the Loan Agreements. As of December 31, 2015, the unamortized balance of the Company’s debt issuance costs was $18.8 million.

Note 8 – Income Taxes

The Company plans to elect to be taxed as a REIT as defined under Section 856(c) of the Code for federal income tax purposes, commencing with its initial taxable year ended December 31, 2015 and expects to continue to operate to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to currently distribute at least 90% of its adjusted REIT taxable income to its shareholders.

As a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to its shareholders. If the Company fails to qualify as a REIT or does not distribute 100% of its taxable income in any taxable year, it will be subject to federal taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state, local and Puerto Rico taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

The Company has evaluated whether any uncertain tax provisions exist as of December 31, 2015 and has concluded that there are no uncertain tax positions.

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

Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities

Level 2 - observable prices based on inputs not quoted in active markets, but corroborated by market data

Level 3 - unobservable inputs used when little or no market data is available

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as consider counterparty credit risk in its assessment of fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 input. The Company’s derivative instruments as of December 31, 2015 included an interest rate cap. The Company utilizes an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at December 31, 2015 was approximately $2.1 million and is included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheet. The Company has elected not to utilize hedge accounting and therefore the change in fair value is included within change in fair value of interest rate cap on the consolidated statement of operations. For the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the Company recorded a loss of $2.9 million related to the change in fair value of the interest rate cap.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheet include cash equivalents and mortgages payable. The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of December 31, 2015, the estimated fair value of the Company’s debt was $1.2 billion which approximated the carrying value at such date as the current risk-adjusted rate approximates the stated rates on the Company’s mortgages.

Note 10 – Commitments and Contingencies

Insurance

The Company maintains general liability insurance and all-risk property and rental value, with sub-limits for certain perils such as floods and earthquakes on each of the Company’s properties. The Company also maintains coverage for terrorism acts as defined by Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2020.

Insurance premiums are charged directly to each of the retail properties. The Company will be responsible for deductibles and losses in excess of insurance coverage, which could be material. The Company continues to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism. However, the Company cannot anticipate what coverage will be available on commercially reasonable terms in the future.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs including removal, remediation, government fines and injuries to persons and property. The Company does not believe that any resulting liability from such matters will have a material effect on the consolidated financial position, results of operations or liquidity of the Company. Under the Master Lease, Sears Holdings has indemnified the Company from certain environmental liabilities at the Wholly Owned Properties existing before, or caused by Sears Holdings during, the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings). As of December 31, 2015, the Company had approximately $12.0 million of restricted cash in a lender reserve account to fund potential environmental costs that were identified during due diligence related to the Transaction.

Litigation and Other Matters

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued or disclose the fact that such a range of loss cannot be estimated. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. In such cases, the Company discloses the nature of the contingency, and an estimate of the possible loss, range of loss, or disclose the fact that an estimate cannot be made.

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

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”). On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint (the “Complaint”) in the Action against defendants the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage. The plaintiffs have brought the Action derivatively on behalf of Sears Holdings, which is named as a nominal defendant, and allege that the Sears Holdings directors, as well as ESL (in its capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed. The Complaint also alleges that Seritage and FCM aided and abetted these alleged fiduciary breaches. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts. The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and intends to contest these lawsuits vigorously. Due to, among other things, the fact that the litigation is at a very early stage, management cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this matter.

Note 11 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL. ESL beneficially owned approximately 49.6% of Sears Holdings’ outstanding common stock at December 31, 2015. Mr. Lampert is also the Chairman of Seritage.

For purposes of funding the purchase price for the acquisition of the Wholly Owned Properties and the JV Interests from Sears Holdings, the Company effected the Rights Offering to existing Sears Holdings shareholders, including ESL. As of December 31, 2015, ESL held an approximately 43.4% interest in Operating Partnership and approximately 3.9% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

Transition Services Agreement

On July 7, 2015, the Operating Partnership and Sears Holdings Management Corporation (“SHMC”), a wholly owned subsidiary of Sears Holdings, entered into a transition services agreement (the “Transition Services Agreement”, or “TSA”). Pursuant to the TSA, SHMC will provide certain limited services to the Operating Partnership during the period from the closing of the Transaction through the 18-month anniversary of the closing, unless the Operating Partnership terminates the agreement. During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the services provided by SHMC included specified facilities management, accounting, treasury, tax and related support services. Fees incurred under the TSA were approximately $0.2 million for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 and are included in general and administrative expenses on the consolidated statement of operations. Of this amount, less than $0.1 million was accrued as of December 31, 2015 and is included in accounts payable, accrued expenses and other liabilities on the on the consolidated balance sheet. SHMC does not provide the Company with any business managerial, leasing, development or construction services or direct any of the Company’s business, financial or strategic policies or decisions.

Sears Holding Corporation

During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, Sears Holdings made direct payments to certain taxing authorities with respect to real estate taxes due at Wholly Owned Properties covered under the Master Lease. Pursuant to the Master Lease, Sears Holdings also remits monthly installment payments to the Company for the payment of real estate taxes. As such, the amounts remitted directly to the taxing authorities by Sears Holdings were deemed overpayments that were to be returned to Sears Holdings. As of December 31, 2015, these amounts totaled $8.7 million and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

Note 12 – Non-Controlling Interests

Partnership Agreement

On July 7, 2015, Seritage and ESL entered into the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”). Pursuant to the Partnership Agreement, as the sole general partner of Operating Partnership, Seritage exercises exclusive and complete responsibility and discretion in its day-to-day management, authority to make decisions and control of Operating Partnership, and may not be removed as general partner by the limited partners. As of December 31, 2015, the Company held a 56.6% interest in the Operating Partnership and ESL held a 43.4% interest. The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the period presented.

Note 13 – Shareholders’ Equity

Class A Common Shares

On July 7, 2015, the Company issued 22,332,037 Class A common shares at a price of $29.58 per share, for aggregate proceeds of $660.6 million, pursuant to the Rights Offering. The Company incurred costs of approximately $8.2 million related to the Rights Offering.

On July 7, 2015, the Company issued and sold to a subsidiary of GGP 1,125,760 Class A common shares at a price of $29.58 per share, for an aggregate purchase price of $33.3 million, in a transaction exempt from registration under the Securities Act.

On July 7, 2015, the Company issued and sold to a subsidiary of Simon 1,125,760 Class A common shares at a price of $29.58 per share, for an aggregate purchase price of $33.3 million, in a transaction exempt from registration under the Securities Act.

Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

On July 7, 2015, the Company issued and sold to ESL 1,589,020 Class B non-economic common shares of beneficial interest in connection with an exchange of cash and subscription rights for Class B non-economic common shares in a transaction exempt from registration under the Securities Act pursuant to Section 4(a)(2) thereof. The aggregate purchase price for the Class B non-economic common shares purchased by ESL was $0.9 million. The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class B non-economic common shares have a par value of $0.01 per share.

Class C Non-Voting Common Shares

On July 7, 2015, the Company issued 6,790,635 Class C non-voting common shares at a price of $29.58 per share, for aggregate proceeds of $200.9 million, pursuant to the Rights Offering. The Class C non-voting common shares have economic rights, but do not have voting rights. Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share. During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, 17,450 net shares of Class C non-voting common shares were converted to Class A common shares.

Class C non-voting shares have a par value of $0.01 per share.

Dividends and Distributions

On December 17, 2015, the Company declared a cash dividend of $0.50 per Class A and Class C common share for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held as of December 31, 2015. The dividends and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet at December 31, 2015. The dividend has been reflected as a reduction of shareholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on January 14, 2016.

The Company declared total dividends of $0.50 per Class A and Class C common share during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. The dividends have been reflected as follows for federal income tax purposes:

July 7, 2015
(Date Operations
Commenced) to
December 31, 2015
Ordinary income	$0.50
Return of capital	—

Total	$0.50

On March 8, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the quarter ending March 31, 2016. The holders of Operating Partnership units are entitled to an equal distribution per Operating Partnership unit held as of March 31, 2016.

Note 14 – Earnings per Share

The table below provides a reconciliation of net loss and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. Potentially dilutive securities consist of shares of non-vested restricted stock and the redeemable non-controlling interests in Operating Partnership.

All outstanding non-vested shares that contain non-forfeitable rights to dividends are considered participating securities and are included in computing EPS pursuant to the two-class method which specifies that all outstanding non-vested share-based payment awards that contain non-forfeitable rights to distributions are considered participating securities and should be included in the computation of EPS.

Earnings per share has not been presented for Class B shareholders as they do not have economic rights.

(in thousands except per share amounts)	July 7, 2015
(Date Operations
Commenced) to
December 31, 2015
Numerator - Basic and Diluted
Net loss	$(38,803)
Net loss attributable to non-controlling interests	16,465

Net loss attributable to common shareholders	$(22,338)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	24,707
Weighted average Class C common shares outstanding	6,679

Weighted average Class A and Class C common shares outstanding	31,386

Net loss per share attributable to Class A and Class C common shareholders	$(0.71)

No adjustments were made to the numerator for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of December 31, 2015, there were 221,484 shares of non-vested restricted stock outstanding.

Note 15 – Stock Based Compensation

On July 7, 2015, the Company adopted the Seritage Growth Properties 2015 Share Plan (the “Plan”). The number of shares of common stock reserved for issuance under the Plan is 3,250,000. The Plan provides for grants of restricted shares, share units, other share-based awards, options, and share appreciation rights, each as defined in the Plan (collectively, the “Awards”). Directors, officers, other employees and consultants of the Company and its subsidiaries and affiliates are eligible for Awards.

Restricted Shares

Pursuant to the Plan, the Company made grants of restricted shares and share units during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. The vesting terms of these grants are specific to the individual grant and vary in that a portion of the restricted shares and share units vest either immediately or in equal annual amounts over the next three years (time-based vesting) and a portion of the restricted shares vest on the third anniversary of the grants subject to the achievement of certain performance criteria (performance-based vesting).

In general, participating employees are required to remain employed for vesting to occur (subject to certain limited exceptions). Restricted shares that do not vest are forfeited. Dividends on restricted shares and share units with time-based vesting are paid to holders of such shares and share units and are not returnable, even if the underlying shares or share units do not ultimately vest. Dividends on restricted shares with performance-based vesting are accrued when declared and paid to holders of such shares on the third anniversary of the initial grant subject to the vesting of the underlying shares.

The following table summarizes restricted share activity for the grant year ended December 31, 2015:

	For the year ended December 31, 2015
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	—	$—

Restricted shares granted (1)	238,387	30.73
Restricted shares vested	(16,903)	29.58
Restricted shares forfeited	—	—

Unvested restricted shares at end of period	221,484	$30.81

(1)	Includes 21,552 share units.

The Company recognized $0.9 million in compensation expense related to the restricted shares for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, which is included in general and administrative on the Company’s consolidated statement of operations. As of December 31, 2015, there were $6.4 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Note 16 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities (in thousands):

December 31, 2015
Dividends payable	$27,894
Accrued real estate taxes	25,333
Below-market leases	18,986
Accounts payable and accrued expenses	15,124
Environmental reserve	11,824
Deferred maintenance	10,281
Sears Holdings payable	8,670
Accrued interest	2,748

Total accounts payable, accrued expenses and other liabilities	$120,860

Note 17 – Quarterly Financial Information (unaudited)

The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts):

		July 7, 2015
		(Date Operations
	Three Months Ended	Commenced) to
	December 31, 2015	September 30, 2015
Total revenue	$59,508	$54,063
Operating income (loss)	7,177	(16,550)
Net loss	(6,950)	(31,853)
Net loss attributable to common shareholders	(4,037)	(18,301)
Net loss per share attributable to Class A and Class C common shareholders - Basic and diluted	(0.13)	(0.58)
Weighted average Class A and Class C common shares outstanding - Basic and diluted	31,391	31,384

SERITAGE GROWTH PROPERTIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2015

(Dollars in thousands)

			Acquisition Costs (1)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (2)
Name of Center	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Life Upon Which Depreciation is Computed
The Mall at Sears	Anchorage, AK	(3)	$11,517	$11,729	$—	$554	$11,517	$12,283	$23,800	$(403)	July, 2015	(4)
Freestanding	Cullman, AL	(3)	947	846	—	—	947	846	1,793	(38)	July, 2015	(4)
McCain Mall	North Little Rock, AR	(3)	1,288	2,881	—	—	1,288	2,881	4,169	(140)	July, 2015	(4)
Freestanding	Russellville, AR	(3)	318	1,270	—	—	318	1,270	1,588	(49)	July, 2015	(4)
Flagstaff Mall	Flagstaff, AZ	(3)	932	2,179	—	—	932	2,179	3,111	(71)	July, 2015	(4)
Superstition Springs	Mesa, AZ	(3)	2,661	2,559	—	—	2,661	2,559	5,220	(109)	July, 2015	(4)
Shopping Center	Peoria, AZ	(3)	1,204	509	—	—	1,204	509	1,713	(60)	July, 2015	(4)
Desert Sky Mall	Phoenix , AZ	(3)	2,605	2,448	—	—	2,605	2,448	5,053	(96)	July, 2015	(4)
Freestanding	Phoenix , AZ	(3)	568	1,088	—	—	568	1,088	1,656	(70)	July, 2015	(4)
Prescott Gateway Mall	Prescott, AZ	(3)	1,071	835	—	—	1,071	835	1,906	(58)	July, 2015	(4)
The Mall at Sierra Vista	Sierra Vista, AZ	(3)	1,252	1,791	—	—	1,252	1,791	3,043	(58)	July, 2015	(4)
Freestanding	Sierra Vista, AZ	(3)	938	1,736	—	—	938	1,736	2,674	(87)	July, 2015	(4)
Park Place	Tucson, AZ	(3)	5,207	3,458	—	—	5,207	3,458	8,665	(132)	July, 2015	(4)
Southgate Mall	Yuma, AZ	(3)	1,485	1,596	—	—	1,485	1,596	3,081	(87)	July, 2015	(4)
Kmart Center	Antioch, CA	(3)	1,594	2,525	—	—	1,594	2,525	4,119	(82)	July, 2015	(4)
Big Bear Lake Shopping Center	Big Bear Lake, CA	(3)	3,664	2,945	—	—	3,664	2,945	6,609	(87)	July, 2015	(4)
Southbay Pavilion	Carson, CA	(3)	11,476	5,223	—	—	11,476	5,223	16,699	(196)	July, 2015	(4)
Chula Vista Center	Chula Vista, CA	(3)	7,315	6,834	—	—	7,315	6,834	14,149	(215)	July, 2015	(4)
Sunrise Mall	Citrus Heights, CA	(3)	3,778	2,088	—	—	3,778	2,088	5,866	(216)	July, 2015	(4)
Freestanding	Delano, CA	(3)	1,905	2,208	—	—	1,905	2,208	4,113	(66)	July, 2015	(4)
Parkway Plaza	El Cajon, CA	(3)	10,573	2,883	—	—	10,573	2,883	13,456	(203)	July, 2015	(4)
Imperial Valley Mall	El Centro, CA	(3)	3,877	3,977	—	—	3,877	3,977	7,854	(134)	July, 2015	(4)
Solano	Fairfield, CA	(3)	3,679	1,366	—	—	3,679	1,366	5,045	(62)	July, 2015	(4)
Florin Mall	Florin, CA	(3)	1,022	1,366	—	—	1,022	1,366	2,388	(91)	July, 2015	(4)
Manchester Mall	Fresno, CA	(3)	1,370	2,000	—	—	1,370	2,000	3,370	(134)	July, 2015	(4)
Mill Creek Marketplace	McKinleyville, CA	(3)	1,354	1,655	—	—	1,354	1,655	3,009	(72)	July, 2015	(4)
Merced Mall	Merced, CA	(3)	2,534	1,604	—	—	2,534	1,604	4,138	(95)	July, 2015	(4)

			Acquisition Costs (1)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (2)
Name of Center	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Life Upon Which Depreciation is Computed
Montclair Plaza	Montclair, CA	(3)	2,498	2,119	—	—	2,498	2,119	4,617	(47)	July, 2015	(4)
Moreno Valley Mall	Moreno Valley, CA	(3)	3,898	3,407	—	—	3,898	3,407	7,305	(134)	July, 2015	(4)
NewPark Mall	Newark, CA	(3)	4,312	3,268	—	—	4,312	3,268	7,580	(152)	July, 2015	(4)
Valley Plaza	North Hollywood, CA	(3)	8,049	3,172	—	—	8,049	3,172	11,221	(74)	July, 2015	(4)
Northridge Fashion Center	Northridge, CA	(3)	5,402	3,466	—	—	5,402	3,466	8,868	(134)	July, 2015	(4)
Palm Desert	Palm Desert, CA	(3)	5,473	1,705	—	—	5,473	1,705	7,178	(75)	July, 2015	(4)
Ramona Station	Ramona, CA	(3)	7,239	1,452	—	—	7,239	1,452	8,691	(100)	July, 2015	(4)
Freestanding	Riverside, CA	(3)	4,397	4,407	—	—	4,397	4,407	8,804	(200)	July, 2015	(4)
Freestanding	Riverside, CA	(3)	2,670	2,489	—	—	2,670	2,489	5,159	(110)	July, 2015	(4)
Galleria at Roseville	Roseville, CA	(3)	4,848	3,215	—	—	4,848	3,215	8,063	(106)	July, 2015	(4)
Northridge Mall	Salinas, CA	(3)	2,644	4,394	—	—	2,644	4,394	7,038	(137)	July, 2015	(4)
Inland Center	San Bernardino, CA	(3)	4,131	2,066	—	—	4,131	2,066	6,197	(119)	July, 2015	(4)
Shops at Tanforan	San Bruno, CA	(3)	7,854	4,642	—	—	7,854	4,642	12,496	(183)	July, 2015	(4)
University Town Centre (UTC)	San Diego, CA	(3)	22,445	14,094	—	—	22,445	14,094	36,539	(301)	July, 2015	(4)
Eastridge Mall (CA)	San Jose, CA	(3)	1,531	2,356	—	—	1,531	2,356	3,887	(227)	July, 2015	(4)
Capitola Mall	Santa Cruz, CA	(3)	4,338	4,803	—	—	4,338	4,803	9,141	(140)	July, 2015	(4)
Santa Maria Town Center	Santa Maria, CA	(3)	3,967	2,635	—	—	3,967	2,635	6,602	(71)	July, 2015	(4)
Freestanding	Santa Monica, CA	(3)	43,915	3,974	—	—	43,915	3,974	47,889	(81)	July, 2015	(4)
Freestanding	Santa Paula, CA	(3)	2,002	1,147	—	—	2,002	1,147	3,149	(75)	July, 2015	(4)
Promenade in Temecula	Temecula, CA	(3)	6,098	2,214	—	—	6,098	2,214	8,312	(118)	July, 2015	(4)
Janss Marketplace	Thousand Oaks, CA	(3)	9,858	14,781	—	2,109	9,858	16,890	26,748	(288)	July, 2015	(4)
Pacific View	Ventura, CA	(3)	5,578	6,172	—	—	5,578	6,172	11,750	(93)	July, 2015	(4)
Sequoia Mall	Visalia, CA	(3)	2,967	2,243	—	—	2,967	2,243	5,210	(80)	July, 2015	(4)
West Covina	West Covina, CA	(3)	5,972	2,053	—	—	5,972	2,053	8,025	(132)	July, 2015	(4)
Westminster Mall	Westminster, CA	(3)	6,845	5,651	—	—	6,845	5,651	12,496	(179)	July, 2015	(4)
Westland Shopping Center	Lakewood, CO	(3)	1,290	4,550	—	—	1,290	4,550	5,840	(113)	July, 2015	(4)
Thornton Place	Thornton, CO	(3)	1,881	1,300	—	—	1,881	1,300	3,181	(179)	July, 2015	(4)
Crystal Mall	Waterford, CT	(3)	1,371	2,534	—	—	1,371	2,534	3,905	(98)	July, 2015	(4)
Corbin’s Corner	West Hartford, CT	(3)	6,434	10,466	—	—	6,434	10,466	16,900	(252)	July, 2015	(4)
Freestanding	Rehoboth Beach, DE	(3)	714	4,523	—	—	714	4,523	5,237	(135)	July, 2015	(4)
Altamonte Mall	Altamonte Springs, FL	(3)	4,051	6,788	—	—	4,051	6,788	10,839	(212)	July, 2015	(4)

			Acquisition Costs (1)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (2)
Name of Center	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Life Upon Which Depreciation is Computed
Town Center at Boca Raton	Boca Raton, FL	(3)	16,089	7,480	—	—	16,089	7,480	23,569	(241)	July, 2015	(4)
DeSoto Square	Bradenton, FL	(3)	958	900	—	—	958	900	1,858	(80)	July, 2015	(4)
Beachway Plaza	Bradenton, FL	(3)	1,420	1,479	—	—	1,420	1,479	2,899	(69)	July, 2015	(4)
Countryside	Clearwater, FL	(3)	5,852	17,777	—	713	5,852	18,490	24,342	(370)	July, 2015	(4)
Miami International Mall	Doral, FL	(3)	9,214	2,654	—	—	9,214	2,654	11,868	(108)	July, 2015	(4)
Edison Mall	Ft. Myers, FL	(3)	3,168	2,853	—	—	3,168	2,853	6,021	(94)	July, 2015	(4)
The Oaks Mall	Gainesville, FL	(3)	2,439	1,205	—	—	2,439	1,205	3,644	(53)	July, 2015	(4)
Westland Shopping Mall	Hialeah, FL	(3)	9,683	3,472	—	—	9,683	3,472	13,155	(128)	July, 2015	(4)
Freestanding	Hialeah, FL	(3)	5,492	2,344	—	—	5,492	2,344	7,836	(72)	July, 2015	(4)
Center of Osceola	Kissimmee, FL	(3)	2,107	2,556	—	—	2,107	2,556	4,663	(102)	July, 2015	(4)
Lakeland Square	Lakeland, FL	(3)	1,503	1,045	—	—	1,503	1,045	2,548	(57)	July, 2015	(4)
Freestanding	Melbourne, FL	(3)	2,441	1,981	—	—	2,441	1,981	4,422	(103)	July, 2015	(4)
Aventura Mall	Miami, FL	(3)	13,264	61,577	—	—	13,264	61,577	74,841	(1,063)	July, 2015	(4)
Southland Mall (FL)	Miami, FL	(3)	5,219	1,236	—	—	5,219	1,236	6,455	(120)	July, 2015	(4)
Coastland Center	Naples, FL	(3)	8,857	2,209	—	—	8,857	2,209	11,066	(90)	July, 2015	(4)
Freestanding	North Miami, FL	(3)	4,748	2,434	—	—	4,748	2,434	7,182	(105)	July, 2015	(4)
Paddock Mall	Ocala, FL	(3)	2,468	1,150	—	—	2,468	1,150	3,618	(68)	July, 2015	(4)
Kmart Shopping Center	Orange Park, FL	(3)	1,477	1,701	—	9	1,477	1,710	3,187	(77)	July, 2015	(4)
Orlando Fashion Square	Orlando, FL	(3)	4,403	3,626	—	—	4,403	3,626	8,029	(189)	July, 2015	(4)
Panama City Mall	Panama City, FL	(3)	3,227	1,614	—	—	3,227	1,614	4,841	(95)	July, 2015	(4)
University Town Plaza	Pensacola, FL	(3)	2,620	2,990	—	—	2,620	2,990	5,610	(124)	July, 2015	(4)
Westfield Broward	Plantation, FL	(3)	6,933	2,509	—	—	6,933	2,509	9,442	(130)	July, 2015	(4)
Sarasota Square	Sarasota, FL	(3)	3,920	2,200	—	—	3,920	2,200	6,120	(105)	July, 2015	(4)
Freestanding	St. Petersburg, FL	(3)	1,653	777	—	—	1,653	777	2,430	(78)	July, 2015	(4)
Tyrone Square Mall	St. Petersburg, FL	(3)	2,381	2,420	—	—	2,381	2,420	4,801	(130)	July, 2015	(4)
Cumberland Mall	Atlanta, GA	(3)	8,891	6,469	—	—	8,891	6,469	15,360	(164)	July, 2015	(4)
Oglethorpe Mall	Savannah, GA	(3)	5,285	3,012	—	—	5,285	3,012	8,297	(96)	July, 2015	(4)
Freestanding	Honolulu (5), HI	(3)	6,824	2,195	—	—	6,824	2,195	9,019	(68)	July, 2015	(4)
Freestanding	Algona, IA	(3)	644	2,796	—	—	644	2,796	3,440	(77)	July, 2015	(4)
Lindale Mall	Cedar Rapids, IA	(3)	2,833	2,197	—	—	2,833	2,197	5,030	(87)	July, 2015	(4)
Freestanding	Charles City, IA	(3)	793	1,914	—	—	793	1,914	2,707	(85)	July, 2015	(4)

			Acquisition Costs (1)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (2)
Name of Center	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Life Upon Which Depreciation is Computed
Webster City Plaza	Webster City, IA	(3)	392	896	—	—	392	896	1,288	(33)	July, 2015	(4)
Boise Towne Square	Boise, ID	(3)	1,828	1,848	—	—	1,828	1,848	3,676	(71)	July, 2015	(4)
Freestanding	Chicago, IL	(3)	3,665	3,504	—	—	3,665	3,504	7,169	(64)	July, 2015	(4)
Freestanding	Chicago, IL	(3)	905	804	—	—	905	804	1,709	(50)	July, 2015	(4)
Kedzie Square	Chicago, IL	(3)	2,385	7,924	—	—	2,385	7,924	10,309	(176)	July, 2015	(4)
Homewood Square	Homewood, IL	(3)	3,954	4,766	—	—	3,954	4,766	8,720	(162)	July, 2015	(4)
Louis Joliet Shopping Mall	Joliet, IL	(3)	2,557	3,108	—	—	2,557	3,108	5,665	(165)	July, 2015	(4)
Freestanding	Lombard, IL	(3)	2,685	8,281	—	—	2,685	8,281	10,966	(153)	July, 2015	(4)
Freestanding	Moline, IL	(3)	2,010	751	—	—	2,010	751	2,761	(81)	July, 2015	(4)
North Riverside Park Mall	North Riverside, IL	(3)	1,846	3,178	—	—	1,846	3,178	5,024	(127)	July, 2015	(4)
Orland Square	Orland Park, IL	(3)	1,783	974	—	—	1,783	974	2,757	(73)	July, 2015	(4)
Sherwood Plaza	Springfield, IL	(3)	2,182	5,051	—	—	2,182	5,051	7,233	(172)	July, 2015	(4)
Freestanding	Steger, IL	(3)	589	2,846	—	—	589	2,846	3,435	(53)	July, 2015	(4)
North Pointe Plaza	Elkhart, IN	(3)	1,349	869	—	—	1,349	869	2,218	(42)	July, 2015	(4)
Glenbrook Square	Ft. Wayne, IN	(3)	3,247	5,476	—	—	3,247	5,476	8,723	(156)	July, 2015	(4)
Broadway Center	Merrillville, IN	(3)	3,413	3,224	—	—	3,413	3,224	6,637	(166)	July, 2015	(4)
Freestanding	Leavenworth, KS	(3)	397	705	—	—	397	705	1,102	(52)	July, 2015	(4)
Metcalf Shopping Center	Overland Park, KS	(3)	2,775	1,766	—	—	2,775	1,766	4,541	(130)	July, 2015	(4)
Pennyrile Marketplace	Hopkinsville, KY	(3)	553	2,815	—	—	553	2,815	3,368	(106)	July, 2015	(4)
Audubon Plaza	Owensboro, KY	(3)	411	1,083	—	—	411	1,083	1,494	(35)	July, 2015	(4)
Kentucky Oaks	Paducah, KY	(3)	1,022	2,868	—	—	1,022	2,868	3,890	(97)	July, 2015	(4)
Freestanding	Houma, LA	(3)	590	2,030	—	—	590	2,030	2,620	(78)	July, 2015	(4)
The Mall of Acadiana	Lafayette, LA	(3)	1,406	5,094	—	—	1,406	5,094	6,500	(168)	July, 2015	(4)
Freestanding	New Iberia, LA	(3)	450	1,819	—	—	450	1,819	2,269	(95)	July, 2015	(4)
Braintree Marketplace	Braintree (5), MA	(3)	6,585	5,614	—	—	6,585	5,614	12,199	(133)	July, 2015	(4)
Square One Mall	Saugus, MA	(3)	1,656	2,835	—	—	1,656	2,835	4,491	(139)	July, 2015	(4)
Bowie Town Center	Bowie, MD	(3)	4,583	2,335	—	—	4,583	2,335	6,918	(92)	July, 2015	(4)
Hunt Valley Towne Centre	Cockeysville, MD	(3)	5,768	2,319	—	—	5,768	2,319	8,087	(99)	July, 2015	(4)
South River Colony	Edgewater, MD	(3)	5,534	2,116	—	—	5,534	2,116	7,650	(102)	July, 2015	(4)
Valley Mall (MD)	Hagerstown, MD	(3)	2,877	1,378	—	—	2,877	1,378	4,255	(95)	July, 2015	(4)
Midtown Shopping Center	Madawaska, ME	(3)	140	942	—	—	140	942	1,082	(21)	July, 2015	(4)

			Acquisition Costs (1)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (2)
Name of Center	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Life Upon Which Depreciation is Computed
Freestanding	Alpena, MI	(3)	782	1,427	—	—	782	1,427	2,209	(74)	July, 2015	(4)
Jackson Crossing	Jackson, MI	(3)	2,720	1,184	—	—	2,720	1,184	3,904	(95)	July, 2015	(4)
Lincoln Park Shopping Center	Lincoln Park, MI	(3)	1,106	3,198	—	—	1,106	3,198	4,304	(129)	July, 2015	(4)
Hillside Plaza	Manistee, MI	(3)	508	3,045	—	—	508	3,045	3,553	(115)	July, 2015	(4)
Macomb Mall	Roseville, MI	(3)	3,286	4,778	—	—	3,286	4,778	8,064	(182)	July, 2015	(4)
Freestanding	Sault Ste. Marie, MI	(3)	946	917	—	—	946	917	1,863	(67)	July, 2015	(4)
Freestanding	St. Clair Shores, MI	(3)	2,399	1,797	—	—	2,399	1,797	4,196	(80)	July, 2015	(4)
Oakland Mall	Troy, MI	(3)	7,954	2,651	—	—	7,954	2,651	10,605	(228)	July, 2015	(4)
Freestanding	Ypsilanti, MI	(3)	2,462	1,277	—	—	2,462	1,277	3,739	(101)	July, 2015	(4)
Burnsville Center	Burnsville, MN	(3)	3,513	1,281	—	—	3,513	1,281	4,794	(139)	July, 2015	(4)
Detroit Lakes K Mart Plaza	Detroit Lakes, MN	(3)	1,130	1,220	—	—	1,130	1,220	2,350	(97)	July, 2015	(4)
Maplewood Mall	Maplewood, MN	(3)	3,605	1,162	—	—	3,605	1,162	4,767	(97)	July, 2015	(4)
Freestanding	St. Paul, MN	(3)	1,866	1,028	—	—	1,866	1,028	2,894	(104)	July, 2015	(4)
Freestanding	Cape Girardeau, MO	(3)	609	908	—	—	609	908	1,517	(36)	July, 2015	(4)
Flower Valley Shopping Center	Florissant, MO	(3)	2,430	1,607	—	—	2,430	1,607	4,037	(93)	July, 2015	(4)
Freestanding	Jefferson City, MO	(3)	957	2,224	—	—	957	2,224	3,181	(79)	July, 2015	(4)
Kickapoo Corners	Springfield, MO	(3)	922	2,050	—	—	922	2,050	2,972	(68)	July, 2015	(4)
Columbus Centre	Columbus, MS	(3)	2,940	2,547	—	—	2,940	2,547	5,487	(116)	July, 2015	(4)
Freestanding	Havre, MT	(3)	600	790	—	—	600	790	1,390	(48)	July, 2015	(4)
Asheville Mall	Asheville, NC	(3)	4,141	2,036	—	—	4,141	2,036	6,177	(115)	July, 2015	(4)
Concord Plaza	Concord, NC	(3)	2,325	1,275	—	—	2,325	1,275	3,600	(127)	July, 2015	(4)
Landmark Center	Greensboro, NC	(3)	3,869	4,387	—	734	3,869	5,121	8,990	(153)	July, 2015	(4)
Kmart Shopping Center	Minot, ND	(3)	1,724	2,925	—	—	1,724	2,925	4,649	(106)	July, 2015	(4)
Freestanding	Kearney, NE	(3)	272	483	—	—	272	483	755	(35)	July, 2015	(4)
Mall of New Hampshire	Manchester, NH	(3)	1,458	4,160	—	—	1,458	4,160	5,618	(119)	July, 2015	(4)
Pheasant Lane Mall	Nashua, NH	(3)	1,794	7,255	—	—	1,794	7,255	9,049	(120)	July, 2015	(4)
Fox Run Mall	Portsmouth, NH	(3)	3,934	3,375	—	—	3,934	3,375	7,309	(135)	July, 2015	(4)
Mall at Rockingham Park	Salem, NH	(3)	3,321	12,198	—	—	3,321	12,198	15,519	(255)	July, 2015	(4)
Freestanding	Middletown, NJ	(3)	5,647	2,941	—	—	5,647	2,941	8,588	(241)	July, 2015	(4)
Freestanding	Watchung, NJ	(3)	6,704	4,110	—	—	6,704	4,110	10,814	(181)	July, 2015	(4)
Willowbrook Mall	Wayne, NJ	(3)	12,849	4,553	—	—	12,849	4,553	17,402	(245)	July, 2015	(4)

			Acquisition Costs (1)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (2)
Name of Center	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Life Upon Which Depreciation is Computed
Freestanding	Deming, NM	(3)	1,085	1,194	—	—	1,085	1,194	2,279	(65)	July, 2015	(4)
Freestanding	Farmington, NM	(3)	1,480	1,845	—	—	1,480	1,845	3,325	(79)	July, 2015	(4)
Kmart Shopping Center	Hobbs, NM	(3)	1,386	2,557	—	—	1,386	2,557	3,943	(85)	July, 2015	(4)
Eastern Commons Shopping Center	Henderson, NV	(3)	3,124	1,362	—	—	3,124	1,362	4,486	(97)	July, 2015	(4)
Meadows Mall	Las Vegas, NV	(3)	3,354	1,879	—	—	3,354	1,879	5,233	(105)	July, 2015	(4)
Meadowood Mall	Reno, NV	(3)	2,135	5,748	—	—	2,135	5,748	7,883	(98)	July, 2015	(4)
Colonie Center	Albany, NY	(3)	8,289	6,523	—	—	8,289	6,523	14,812	(230)	July, 2015	(4)
Great Northern Mall	Clay, NY	(3)	787	4,134	—	—	787	4,134	4,921	(120)	July, 2015	(4)
Huntington Square Mall	East Northport, NY	(3)	7,617	2,065	—	—	7,617	2,065	9,682	(120)	July, 2015	(4)
Freestanding	Hicksville, NY	(3)	38,625	19,066	—	—	38,625	19,066	57,691	(538)	July, 2015	(4)
Oakdale Mall	Johnson City, NY	(3)	2,169	934	—	—	2,169	934	3,103	(60)	July, 2015	(4)
Freestanding	Olean, NY	(3)	249	2,124	—	—	249	2,124	2,373	(80)	July, 2015	(4)
Mall at Greece Ridge Center	Rochester, NY	(3)	3,082	1,560	—	—	3,082	1,560	4,642	(114)	July, 2015	(4)
Sidney Plaza	Sidney, NY	(3)	1,942	1,769	—	—	1,942	1,769	3,711	(177)	July, 2015	(4)
Eastview Mall	Victor, NY	(3)	4,144	1,391	—	—	4,144	1,391	5,535	(116)	July, 2015	(4)
Jefferson Valley Mall	Yorktown Heights, NY	(3)	3,584	1,569	—	—	3,584	1,569	5,153	(108)	July, 2015	(4)
Belden Village	Canton, OH	(3)	1,650	5,854	—	—	1,650	5,854	7,504	(208)	July, 2015	(4)
Chapel Hill Mall	Chapel Hill, OH	(3)	444	1,460	—	—	444	1,460	1,904	(147)	July, 2015	(4)
Dayton Mall	Dayton, OH	(3)	2,650	1,223	—	—	2,650	1,223	3,873	(118)	July, 2015	(4)
Freestanding	Kenton, OH	(3)	340	417	—	—	340	417	757	(61)	July, 2015	(4)
Freestanding	Marietta, OH	(3)	598	706	—	—	598	706	1,304	(43)	July, 2015	(4)
Great Lakes Mall	Mentor, OH	(3)	1,092	1,776	—	—	1,092	1,776	2,868	(111)	July, 2015	(4)
Southland Shopping Center	Middleburg Heights, OH	(3)	698	1,547	—	—	698	1,547	2,245	(78)	July, 2015	(4)
Kmart Plaza	North Canton, OH	(3)	1,044	1,126	—	—	1,044	1,126	2,170	(61)	July, 2015	(4)
Freestanding	Tallmadge, OH	(3)	870	682	—	—	870	682	1,552	(56)	July, 2015	(4)
Westgate Village Shopping Center	Toledo, OH	(3)	1,664	1,289	—	—	1,664	1,289	2,953	(74)	July, 2015	(4)
Freestanding	Muskogee, OK	(3)	647	966	—	—	647	966	1,613	(69)	July, 2015	(4)
Freestanding	Oklahoma City, OK	(3)	1,542	2,210	—	—	1,542	2,210	3,752	(184)	July, 2015	(4)
Freestanding	Tulsa, OK	(3)	2,048	5,386	—	—	2,048	5,386	7,434	(142)	July, 2015	(4)
Clackamas Town Center	Happy Valley, OR	(3)	6,659	1,271	—	—	6,659	1,271	7,930	(59)	July, 2015	(4)
Freestanding	The Dalles, OR	(3)	616	775	—	—	616	775	1,391	(50)	July, 2015	(4)

			Acquisition Costs (1)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (2)
Name of Center	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Life Upon Which Depreciation is Computed
Walnut Bottom Towne Centre	Carlisle, PA	(3)	1,103	1,725	—	—	1,103	1,725	2,828	(28)	July, 2015	(4)
Shops at Prospect	Columbia, PA	(3)	897	2,202	—	—	897	2,202	3,099	(67)	July, 2015	(4)
King of Prussia	King Of Prussia (6), PA	(3)	—	42,300	—	34	—	42,334	42,334	(646)	July, 2015	(4)
Kmart & Lowes Shopping Center	Lebanon, PA	(3)	1,333	2,085	—	—	1,333	2,085	3,418	(136)	July, 2015	(4)
Countryside Shopping Center	Mount Pleasant, PA	(3)	970	1,520	—	—	970	1,520	2,490	(92)	July, 2015	(4)
Freestanding	Walnutport, PA	(3)	885	3,452	—	—	885	3,452	4,337	(141)	July, 2015	(4)
Haines Acres Shopping Center	York, PA	(3)	1,096	1,414	—	—	1,096	1,414	2,510	(58)	July, 2015	(4)
Rexville (Bayamon) Towne Center	Bayamon, PR	(3)	656	7,173	—	—	656	7,173	7,829	(146)	July, 2015	(4)
Las Catalinas	Caguas, PR	(3)	431	9,362	—	—	431	9,362	9,793	(178)	July, 2015	(4)
Plaza Carolina	Carolina, PR	(3)	611	8,640	—	—	611	8,640	9,251	(192)	July, 2015	(4)
Plaza Guaynabo	Guaynabo, PR	(3)	1,603	26,695	—	—	1,603	26,695	28,298	(472)	July, 2015	(4)
Western Plaza	Mayaguez, PR	(3)	564	4,555	—	—	564	4,555	5,119	(128)	July, 2015	(4)
Ponce Towne Center	Ponce, PR	(3)	473	3,965	—	—	473	3,965	4,438	(106)	July, 2015	(4)
Rhode Island Mall	Warwick, RI	(3)	9,166	3,388	—	—	9,166	3,388	12,554	(204)	July, 2015	(4)
Boulevard Market Fair	Anderson, SC	(3)	1,297	638	—	—	1,297	638	1,935	(36)	July, 2015	(4)
Northwoods Mall	Charleston, SC	(3)	3,576	1,497	—	—	3,576	1,497	5,073	(92)	July, 2015	(4)
Kmart Plaza	Rock Hill, SC	(3)	1,432	1,079	—	—	1,432	1,079	2,511	(73)	July, 2015	(4)
Freestanding	Sioux Falls, SD	(3)	1,025	1,783	—	—	1,025	1,783	2,808	(53)	July, 2015	(4)
Wolfchase Galleria	Cordova, TN	(3)	2,581	4,279	—	—	2,581	4,279	6,860	(114)	July, 2015	(4)
Freestanding	Memphis (5), TN	(3)	2,827	2,475	—	—	2,827	2,475	5,302	(108)	July, 2015	(4)
Tech Ridge	Austin, TX	(3)	3,164	2,858	—	—	3,164	2,858	6,022	(144)	July, 2015	(4)
Southwest Center Mall	Dallas, TX	(3)	1,154	1,314	—	—	1,154	1,314	2,468	(90)	July, 2015	(4)
Freestanding	El Paso, TX	(3)	2,008	1,778	—	—	2,008	1,778	3,786	(79)	July, 2015	(4)
Baybrook Mall	Friendswood, TX	(3)	6,124	2,038	—	—	6,124	2,038	8,162	(101)	July, 2015	(4)
Kmart Plaza	Harlingen, TX	(3)	1,795	1,183	—	—	1,795	1,183	2,978	(42)	July, 2015	(4)
Memorial City Mall	Houston, TX	(3)	7,967	4,625	—	—	7,967	4,625	12,592	(202)	July, 2015	(4)
Freestanding	Houston, TX	(3)	6,110	1,525	—	—	6,110	1,525	7,635	(80)	July, 2015	(4)
Ingram Park Mall	Ingram, TX	(3)	4,651	2,560	—	—	4,651	2,560	7,211	(99)	July, 2015	(4)
Irving Mall	Irving, TX	(3)	4,493	5,743	—	—	4,493	5,743	10,236	(204)	July, 2015	(4)
Freestanding	San Antonio, TX	(3)	5,468	1,457	—	—	5,468	1,457	6,925	(84)	July, 2015	(4)
Freestanding	Shepherd, TX	(3)	5,457	2,081	—	—	5,457	2,081	7,538	(91)	July, 2015	(4)

			Acquisition Costs (1)		Costs Capitalized Subsequent to Acquisition		Gross Amount at Which Carried at Close of Period (2)
Name of Center	Location	Encumbrances	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date Acquired	Life Upon Which Depreciation is Computed
Valley View Center	Valley View, TX	(3)	4,706	3,230	—	—	4,706	3,230	7,936	(184)	July, 2015	(4)
Freestanding	Westwood, TX	(3)	2,899	1,748	—	—	2,899	1,748	4,647	(112)	July, 2015	(4)
Antelope Square	Layton, UT	(3)	2,234	974	—	—	2,234	974	3,208	(73)	July, 2015	(4)
Jordan Landing Shopping Center	West Jordan, UT	(3)	3,190	2,305	—	—	3,190	2,305	5,495	(80)	July, 2015	(4)
Landmark Mall	Alexandria, VA	(3)	3,728	3,294	—	—	3,728	3,294	7,022	(166)	July, 2015	(4)
Greenbrier Mall	Chesapeake, VA	(3)	4,236	1,700	—	—	4,236	1,700	5,936	(100)	July, 2015	(4)
Fair Oaks Mall	Fairfax, VA	(3)	10,873	1,491	—	—	10,873	1,491	12,364	(102)	July, 2015	(4)
Newmarket Fair Mall	Hampton, VA	(3)	771	1,011	—	—	771	1,011	1,782	(103)	July, 2015	(4)
Pembroke Mall	Virginia Beach, VA	(3)	10,413	4,760	—	—	10,413	4,760	15,173	(133)	July, 2015	(4)
Warrenton Village	Warrenton, VA	(3)	1,956	2,480	—	—	1,956	2,480	4,436	(78)	July, 2015	(4)
Overland Plaza	Redmond, WA	(3)	5,133	4,133	—	—	5,133	4,133	9,266	(164)	July, 2015	(4)
Westfield Vancouver	Vancouver, WA	(3)	3,378	1,136	—	—	3,378	1,136	4,514	(81)	July, 2015	(4)
Freestanding	Yakima, WA	(3)	1,863	2,856	—	—	1,863	2,856	4,719	(140)	July, 2015	(4)
Southridge Mall (WI)	Greendale, WI	(3)	3,208	2,340	—	—	3,208	2,340	5,548	(181)	July, 2015	(4)
West Towne Mall	Madison, WI	(3)	3,053	2,130	—	—	3,053	2,130	5,183	(168)	July, 2015	(4)
Freestanding	Platteville, WI	(3)	748	1,195	—	—	748	1,195	1,943	(66)	July, 2015	(4)
Patrick Street Plaza	Charleston, WV	(3)	2,030	797	—	—	2,030	797	2,827	(69)	July, 2015	(4)
Valley Point	Elkins, WV	(3)	788	1,147	—	—	788	1,147	1,935	(61)	July, 2015	(4)
Freestanding	Scott Depot, WV	(3)	987	484	—	—	987	484	1,471	(44)	July, 2015	(4)
Mountain Plaza	Casper, WY	(3)	509	1,303	—	—	509	1,303	1,812	(59)	July, 2015	(4)
Freestanding	Gillette, WY	(3)	846	876	—	—	846	876	1,722	(65)	July, 2015	(4)
Freestanding	Riverton, WY	(3)	561	847	—	—	561	847	1,408	(58)	July, 2015	(4)
Construction in process	Various	(3)	—	—	—	13,136	—	13,136	13,136	—	n/a	n/a

			840,563	810,499	—	17,289	840,563	827,788	1,668,351	(29,076)

(1)	Acquisition costs are based on initial purchase price acquisition and are subject to adjustment. See Note 3.
(2)	The aggregate cost of land, building and improvements for federal income tax purposes is approximately $2.3 billion.
(3)	All properties are encumbered by our Mortgage Loans Payable. See Note 7.
(4)	Depreciation is computed based on the following estimated useful lives:

Building:	25 – 40 years
Site improvements:	5 – 15 years
Tenant improvements:	shorter of the estimated useful life or non-cancelable term of lease

SERITAGE GROWTH PROPERTIES

NOTES TO SCHEDULE III

(Dollars in thousands)

Reconciliation of Real Estate

2015
Balance at beginning of period	$1,651,062
Additions	17,289
Impairments	—
Dispositions and write-offs	—

Balance at end of period	$1,668,351

Reconciliation of Accumulated Depreciation

2015
Balance at beginning of period	$—
Depreciation expense	29,076
Dispositions and write-offs	—

Balance at end of period	$29,076