Form 10-K/A
period 2015-12-31
Seritage Growth Properties
filed 2016-03-24
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Amendment No. 1)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of July 6, 2015 was approximately $1,163,986,000 based upon the closing price of $37.10 of the registrant’s common stock as reported on the New York Stock Exchange. The registrant has elected to use July 6, 2015 as the calculation date, which was the initial trading date of the registrant’s common shares on the New York Stock Exchange, because as of the last business day of the registrant’s second fiscal quarter, the registrant was a privately-held company.

As of March 4, 2016, the registrant had the following commons shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	25,261,542
Class B common shares of beneficial interest, par value $0.01 per share	1,589,020
Class C common shares of beneficial interest, par value $0.01 per share	6,329,485

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Seritage Growth Properties’ Proxy Statement for its 2016 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

Seritage Growth Properties. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, which was originally filed with the Securities and Exchange Commission on March 11, 2016 (the “Original Annual Report”), for the sole purpose of correcting typographical errors including the unintentional omission of rows 98-99 and 131-136 in the table of properties set forth in Item 2.

Pursuant to Rule 12b-15 under Securities Exchange Act of 1934, as amended, this Amendment No. 1 on Form 10-K also contains new Rule 13a-14(a)/15d-14(a) Certifications, which are attached hereto. Because no financial statements have been amended by or included in this Amendment No. 1 on Form 10-K and this Amendment No. 1 on Form 10-K does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.

This Amendment No. 1 on Form 10-K continues to speak as of the date of the filing of the Original Annual Report, and the Company has not changed the financial statements nor updated the disclosures contained therein to reflect any events that may have occurred at a later date.

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

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
1	Anchorage	AK	100%	257,900	204,100	42,900	10,900	Sears	Lands’ End, Nordstrom Rack	95.8%
2	Cullman	AL	50%	98,500	98,500	0	0	Kmart	n/a	100.0%
3	North Little Rock	AR	50%	185,700	185,700	0	0	Sears	n/a	100.0%
4	Russellville	AR	50%	88,000	88,000	0	0	Kmart	n/a	100.0%
5	Flagstaff	AZ	50%	66,200	66,200	0	0	Sears	n/a	100.0%
6	Mesa	AZ	50%	121,900	121,900	0	0	Sears	n/a	100.0%
7	Peoria	AZ	n/a	104,400	0	104,400	0	n/a	At Home	100.0%
8	Phoenix	AZ	50%	144,200	144,200	0	0	Sears	n/a	100.0%
9	Phoenix	AZ	n/a	151,200	0	151,200	0	n/a	At Home	100.0%
10	Prescott	AZ	50%	102,300	102,300	0	0	Sears	n/a	100.0%
11	Sierra Vista	AZ	50%	94,700	94,700	0	0	Sears	n/a	100.0%
12	Sierra Vista	AZ	50%	86,100	86,100	0	0	Kmart	n/a	100.0%
13	Tucson	AZ	50%	250,100	250,100	0	0	Sears	n/a	100.0%
14	Yuma	AZ	50%	90,400	90,400	0	0	Sears	n/a	100.0%
15	Antioch	CA	50%	95,200	95,200	0	0	Kmart	n/a	100.0%
16	Big Bear Lake	CA	50%	80,000	69,300	7,900	2,800	Kmart	Radio Shack, Subway, Wells Fargo Bank	96.5%
17	Carson	CA	50%	181,200	163,400	17,800	0	Sears	Applebee’s, Chick-Fil-A, Chipotle Mexican Grill, Jersey Mike’s, Smash Burger	100.0%
18	Chula Vista	CA	50%	250,100	250,100	0	0	Sears	n/a	100.0%
19	Citrus Heights	CA	50%	289,500	280,700	8,800	0	Sears	Lands’ End	100.0%
20	Delano	CA	50%	86,100	86,100	0	0	Kmart	n/a	100.0%
21	El Cajon	CA	50%	286,500	275,700	10,800	0	Sears	Lands’ End, Wireless Choice	100.0%
22	El Centro	CA	50%	139,700	139,700	0	0	Sears	n/a	100.0%
23	Fairfield	CA	50%	164,100	159,300	4,800	0	Sears	Lands’ End	100.0%
24	Florin	CA	50%	272,700	272,700	0	0	Sears	n/a	100.0%
25	Fresno	CA	50%	217,600	217,600	0	0	Sears	n/a	100.0%
26	McKinleyville	CA	50%	94,800	94,800	0	0	Kmart	n/a	100.0%
27	Merced	CA	50%	92,600	92,600	0	0	Sears	n/a	100.0%
28	Montclair	CA	50%	174,700	174,700	0	0	Sears	n/a	100.0%
29	Moreno Valley	CA	50%	169,400	169,400	0	0	Sears	n/a	100.0%
30	Newark	CA	50%	145,800	145,800	0	0	Sears	n/a	100.0%

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
31	North Hollywood	CA	50%	151,000	151,000	0	0	Sears	n/a	100.0%
32	Northridge	CA	50%	291,800	256,900	34,900	0	Sears	Ashley Furniture	100.0%
33	Palm Desert	CA	50%	151,500	151,500	0	0	Sears	n/a	100.0%
34	Ramona	CA	50%	107,500	87,000	14,700	5,800	Kmart	Dollar Tree, Little Caesar’s	94.6%
35	Riverside	CA	50%	214,200	202,000	12,200	0	Sears	Bank of America	100.0%
36	Riverside	CA	50%	132,600	94,500	38,100	0	Kmart	Jack in the Box	100.0%
37	Roseville	CA	50%	139,000	131,400	7,600	0	Sears	Lands’ End	100.0%
38	Salinas	CA	50%	133,000	133,000	0	0	Sears	n/a	100.0%
39	San Bernardino	CA	100%	264,700	264,700	0	0	Sears	n/a	100.0%
40	San Bruno	CA	50%	276,600	267,900	8,700	0	Sears	Lands’ End	100.0%
41	San Diego	CA	50%	194,800	164,800	30,000	0	Sears	Lands’ End, Williams-Sonoma	100.0%
42	San Jose	CA	50%	262,500	262,500	0	0	Sears	n/a	100.0%
43	Santa Cruz	CA	50%	119,600	105,800	13,800	0	Sears	Lands’ End	100.0%
44	Santa Maria	CA	50%	108,600	108,600	0	0	Sears	n/a	100.0%
45	Santa Monica	CA	100%	117,800	112,000	5,800	0	Sears	Lands’ End	100.0%
46	Santa Paula	CA	50%	71,300	71,300	0	0	Kmart	n/a	100.0%
47	Temecula	CA	50%	115,600	115,600	0	0	Sears	n/a	100.0%
48	Thousand Oaks	CA	50%	164,000	50,300	113,700	0	Sears	DSW, Nordstrom Rack, The Sports Authority	100.0%
49	Ventura	CA	50%	178,600	171,900	6,700	0	Sears	Lands’ End	100.0%
50	Visalia	CA	50%	75,600	75,600	0	0	Sears	n/a	100.0%
51	West Covina	CA	50%	142,000	142,000	0	0	Sears	n/a	100.0%
52	Westminster	CA	100%	197,900	197,900	0	0	Sears	n/a	100.0%
53	Lakewood	CO	50%	153,000	153,000	0	0	Sears	n/a	100.0%
54	Thornton	CO	50%	190,200	190,200	0	0	Kmart	n/a	100.0%
55	Waterford	CT	50%	149,300	141,800	7,500	0	Sears	Lands’ End	100.0%
56	West Hartford	CT	100%	202,100	186,900	15,200	0	Sears	Lands’ End, Olive Garden	100.0%
57	Rehoboth Beach	DE	50%	122,200	117,200	5,000	0	Kmart	Chick-Fil-A	100.0%
58	Altamonte Springs	FL	50%	214,300	205,600	8,700	0	Sears	Seasons 52	100.0%
59	Boca Raton	FL	100%	178,500	167,600	10,900	0	Sears	Lands’ End, Washington Mutual	100.0%
60	Bradenton	FL	50%	99,900	99,900	0	0	Sears	n/a	100.0%
61	Bradenton	FL	50%	82,900	82,900	0	0	Kmart	n/a	100.0%
62	Clearwater	FL	50%	211,700	129,700	82,000	0	Sears	Lands’ End, Nordstrom Rack, Whole Foods	100.0%
63	Doral	FL	50%	212,900	212,900	0	0	Sears	n/a	100.0%
64	Ft. Myers	FL	50%	146,800	146,800	0	0	Sears	n/a	100.0%
65	Gainesville	FL	50%	140,500	140,500	0	0	Sears	n/a	100.0%
66	Hialeah	FL	50%	197,400	184,400	13,000	0	Sears	Forever 21, Goodwill	100.0%

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
67	Hialeah	FL	50%	106,400	88,400	18,000	0	Kmart	Aldi	100.0%
68	Kissimmee	FL	50%	148,900	112,500	36,400	0	Kmart	Big Lots	100.0%
69	Lakeland	FL	50%	156,200	156,200	0	0	Sears	n/a	100.0%
70	Melbourne	FL	50%	102,600	102,600	0	0	Sears	n/a	100.0%
71	Miami	FL	100%	173,300	173,300	0	0	Sears	n/a	100.0%
72	Miami	FL	100%	170,100	170,100	0	0	Sears	n/a	100.0%
73	Naples	FL	50%	161,900	151,800	10,100	0	Sears	n/a	100.0%
74	North Miami	FL	100%	122,200	106,300	15,900	0	Kmart	Aldi	100.0%
75	Ocala	FL	50%	146,200	146,200	0	0	Sears	n/a	100.0%
76	Orange Park	FL	n/a	87,400	0	87,400	0	n/a	Old Time Pottery, Freddy’s Frozen Custard	100.0%
77	Orlando	FL	100%	202,000	197,500	4,500	0	Sears	Lands’ End	100.0%
78	Panama City	FL	50%	139,300	139,300	0	0	Sears	n/a	100.0%
79	Pensacola	FL	50%	212,300	212,300	0	0	Sears	n/a	100.0%
80	Plantation	FL	50%	201,600	201,600	0	0	Sears	n/a	100.0%
81	Sarasota	FL	50%	212,500	204,500	8,000	0	Sears	Lands’ End	100.0%
82	St. Petersburg	FL	50%	120,600	120,600	0	0	Kmart	n/a	100.0%
83	St. Petersburg	FL	100%	193,900	187,000	6,900	0	Sears	n/a	100.0%
84	Atlanta	GA	50%	226,300	218,700	7,600	0	Sears	Lands’ End	100.0%
85	Savannah	GA	100%	167,300	155,700	11,600	0	Sears	Golden Corral	100.0%
86	Honolulu (4)	HI	100%	77,400	34,100	43,300	0	Kmart	Long’s Drugs (CVS), PetSmart	100.0%
87	Algona	IA	50%	99,300	99,300	0	0	Kmart	n/a	100.0%
88	Cedar Rapids	IA	50%	146,000	141,100	4,900	0	Sears	Lands’ End	100.0%
89	Charles City	IA	50%	96,600	96,600	0	0	Kmart	n/a	100.0%
90	Webster City	IA	50%	40,800	40,800	0	0	Kmart	n/a	100.0%
91	Boise	ID	50%	123,600	123,600	0	0	Sears	n/a	100.0%
92	Chicago	IL	50%	356,700	356,700	0	0	Sears	n/a	100.0%
93	Chicago	IL	50%	293,700	293,700	0	0	Sears	n/a	100.0%
94	Chicago	IL	50%	168,500	118,800	49,700	0	Kmart	China Town Buffet, Chuck E Cheese	100.0%
95	Homewood	IL	n/a	196,100	0	196,100	0	n/a	Wal-Mart	100.0%
96	Joliet	IL	50%	204,600	204,600	0	0	Sears	n/a	100.0%
97	Lombard	IL	n/a	139,300	0	139,300	0	n/a	The Dump	100.0%
98	Moline	IL	50%	123,700	120,500	3,200	0	Kmart	n/a	100.0%
99	North Riverside	IL	50%	203,000	203,000	0	0	Sears	n/a	100.0%
100	Orland Park	IL	50%	199,600	192,400	7,200	0	Sears	Lands’ End	100.0%
101	Springfield	IL	50%	126,900	84,200	42,700	0	Kmart	Casual Male, Popeye’s, Staples	100.0%
102	Steger	IL	50%	87,400	87,400	0	0	Kmart	n/a	100.0%

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
103	Elkhart	IN	50%	86,500	86,500	0	0	Kmart	n/a	100.0%
104	Ft. Wayne	IN	50%	220,000	213,500	6,500	0	Sears	Lands’ End	100.0%
105	Merrillville	IN	50%	173,100	108,300	38,900	25,900	Kmart	Dollar Tree, Payless ShoeSource, Sherwin-Williams	85.0%
106	Leavenworth	KS	50%	83,600	76,900	6,700	0	Kmart	Sears Hometown	100.0%
107	Overland Park	KS	50%	223,200	215,000	8,200	0	Sears	Lands’ End	100.0%
108	Hopkinsville	KY	50%	93,000	70,300	4,900	17,800	Kmart	Cato Fashions	80.9%
109	Owensboro	KY	50%	68,300	68,300	0	0	Kmart	n/a	100.0%
110	Paducah	KY	50%	108,200	108,200	0	0	Sears	n/a	100.0%
111	Houma	LA	50%	101,400	96,700	4,700	0	Kmart	Meineke Car Care	100.0%
112	Lafayette	LA	50%	194,900	194,900	0	0	Sears	n/a	100.0%
113	New Iberia	LA	50%	91,700	91,700	0	0	Kmart	n/a	100.0%
114	Braintree (4)	MA	100%	113,500	65,900	47,600	0	Kmart	Nordstrom Rack	100.0%
115	Saugus	MA	50%	210,500	204,900	5,600	0	Sears	Lands’ End	100.0%
116	Bowie	MD	50%	131,500	131,500	0	0	Sears	n/a	100.0%
117	Cockeysville	MD	50%	165,900	149,700	16,200	0	Sears	Lands’ End	100.0%
118	Edgewater	MD	50%	117,200	117,200	0	0	Kmart	n/a	100.0%
119	Hagerstown	MD	50%	122,700	122,700	0	0	Sears	n/a	100.0%
120	Madawaska	ME	50%	49,700	49,700	0	0	Kmart	n/a	100.0%
121	Alpena	MI	50%	118,200	118,200	0	0	Kmart	n/a	100.0%
122	Jackson	MI	50%	152,700	144,200	8,500	0	Sears	Panera Bread, Pizza Hut	100.0%
123	Lincoln Park	MI	50%	301,700	297,900	3,800	0	Sears	Bank of America	100.0%
124	Manistee	MI	50%	94,600	87,800	6,800	0	Kmart	Hometown Dealer	100.0%
125	Roseville	MI	50%	385,400	367,400	18,000	0	Sears	Lands’ End, Red Robin	100.0%
126	Sault Ste. Marie	MI	50%	92,700	92,700	0	0	Kmart	n/a	100.0%
127	St. Clair Shores	MI	100%	122,200	118,000	4,200	0	Kmart	n/a	100.0%
128	Troy	MI	50%	402,600	380,900	21,700	0	Sears	Krispy Kreme, Lands’ End, Logan’s Roadhouse	100.0%
129	Ypsilanti	MI	n/a	99,400	0	99,400	0	n/a	At Home	100.0%
130	Burnsville	MN	50%	167,400	161,700	5,700	0	Sears	Lands’ End	100.0%
131	Detroit Lakes	MN	50%	87,100	79,100	8,000	0	Kmart	Hometown Dealer	100.0%
132	Maplewood	MN	50%	174,900	168,500	6,400	0	Sears	Lands’ End	100.0%
133	St. Paul	MN	100%	217,900	216,300	1,600	0	Sears	n/a	100.0%
134	Cape Girardeau	MO	50%	82,600	82,600	0	0	Kmart	n/a	100.0%
135	Florissant	MO	50%	119,000	114,700	4,300	0	Kmart	n/a	100.0%
136	Jefferson City	MO	50%	97,100	92,000	5,100	0	Kmart	Ruby Tuesday	100.0%

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
137	Springfield	MO	n/a	112,900	0	112,900	0	n/a	At Home	100.0%
138	Columbus	MS	50%	166,700	117,100	2,800	46,800	Kmart	Enterprise Leasing Company	71.9%
139	Havre	MT	50%	94,700	94,700	0	0	Kmart	n/a	100.0%
140	Asheville	NC	50%	240,700	232,400	8,300	0	Sears	Lands’ End	100.0%
141	Concord	NC	50%	171,300	137,500	33,800	0	Kmart	Sears Outlet	100.0%
142	Greensboro	NC	n/a	173,300	0	171,600	1,700	n/a	Floor & Décor, Gabriel Brothers, Sears Outlet	99.0%
143	Minot	ND	50%	110,400	108,100	2,300	0	Kmart	US Bank	100.0%
144	Kearney	NE	50%	86,500	86,500	0	0	Kmart	n/a	100.0%
145	Manchester	NH	50%	144,100	135,100	9,000	0	Sears	Lands’ End	100.0%
146	Nashua	NH	50%	167,100	159,500	7,600	0	Sears	Lands’ End	100.0%
147	Portsmouth	NH	50%	127,000	120,100	6,900	0	Sears	Lands’ End	100.0%
148	Salem	NH	50%	206,500	119,000	87,500	0	Sears	Dick’s Sporting Goods, Lands’ End	100.0%
149	Middletown	NJ	100%	191,200	176,100	15,100	0	Sears	Investors Bank, Lands’ End, Wendy’s	100.0%
150	Watchung	NJ	100%	262,900	253,900	9,000	0	Sears	Lands’ End	100.0%
151	Wayne	NJ	50%	327,400	317,700	9,700	0	Sears	Lands’ End	100.0%
152	Deming	NM	50%	96,600	96,600	0	0	Kmart	n/a	100.0%
153	Farmington	NM	50%	90,700	90,700	0	0	Kmart	n/a	100.0%
154	Hobbs	NM	50%	88,900	88,900	0	0	Kmart	n/a	100.0%
155	Henderson	NV	50%	143,900	122,800	21,100	0	Kmart	Sears Outlet	100.0%
156	Las Vegas	NV	50%	150,200	150,200	0	0	Sears	n/a	100.0%
157	Reno	NV	50%	198,800	198,800	0	0	Sears	n/a	100.0%
158	Albany	NY	50%	305,700	264,300	41,400	0	Sears	Lands’ End, Whole Foods	100.0%
159	Clay	NY	50%	146,500	138,000	8,500	0	Sears	Lands’ End	100.0%
160	East Northport	NY	50%	195,400	187,000	8,400	0	Sears	Lands’ End	100.0%
161	Hicksville	NY	100%	362,600	332,100	30,500	0	Sears	Chase Bank, Chipotle Mexican Grill, Citigroup, Lands’ End, Red Lobster, TD Bank	100.0%
162	Johnson City	NY	50%	155,100	155,100	0	0	Sears	n/a	100.0%
163	Olean	NY	50%	118,000	118,000	0	0	Kmart	n/a	100.0%
164	Rochester	NY	50%	128,500	128,500	0	0	Sears	n/a	100.0%
165	Sidney	NY	50%	94,400	94,400	0	0	Kmart	n/a	100.0%
166	Victor	NY	50%	123,000	115,300	7,700	0	Sears	Lands’ End	100.0%
167	Yorktown Heights	NY	50%	160,000	153,700	6,300	0	Sears	Lands’ End	100.0%
168	Canton	OH	50%	219,400	210,400	9,000	0	Sears	Lands’ End	100.0%
169	Chapel Hill	OH	50%	196,300	187,200	9,100	0	Sears	Lands’ End	100.0%

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
170	Dayton	OH	50%	192,500	183,500	9,000	0	Sears	Lands’ End	100.0%
171	Kenton	OH	50%	96,100	96,100	0	0	Kmart	n/a	100.0%
172	Marietta	OH	50%	87,500	87,500	0	0	Kmart	n/a	100.0%
173	Mentor	OH	50%	219,100	208,700	10,400	0	Sears	Lands’ End	100.0%
174	Middleburg Heights	OH	50%	359,000	351,600	7,400	0	Sears	Lands’ End	100.0%
175	North Canton	OH	50%	87,100	84,200	2,900	0	Kmart	Burger King	100.0%
176	Tallmadge	OH	50%	84,200	84,200	0	0	Kmart	n/a	100.0%
177	Toledo	OH	50%	218,700	209,900	8,800	0	Sears	Lands’ End	100.0%
178	Muskogee	OK	50%	87,500	87,500	0	0	Kmart	n/a	100.0%
179	Oklahoma City	OK	50%	173,700	173,700	0	0	Sears	n/a	100.0%
180	Tulsa	OK	n/a	87,200	0	87,200	0	n/a	Long John Silver’s, Hobby Lobby	100.0%
181	Happy Valley	OR	50%	144,300	137,900	6,400	0	Sears	Lands’ End	100.0%
182	The Dalles	OR	50%	87,100	87,100	0	0	Kmart	n/a	100.0%
183	Carlisle	PA	50%	117,800	117,800	0	0	Kmart	n/a	100.0%
184	Columbia	PA	50%	86,700	86,700	0	0	Kmart	n/a	100.0%
185	King Of Prussia (5)	PA	n/a	210,800	0	205,800	5,000	n/a	Dick’s Sporting Goods, Primark, Outback Steakhouse, Yard House	97.6%
186	Lebanon	PA	50%	117,200	117,200	0	0	Kmart	n/a	100.0%
187	Mount Pleasant	PA	50%	83,500	83,500	0	0	Kmart	n/a	100.0%
188	Walnutport	PA	50%	121,200	121,200	0	0	Kmart	n/a	100.0%
189	York	PA	50%	82,000	82,000	0	0	Kmart	n/a	100.0%
190	Bayamon	PR	50%	115,200	114,600	600	0	Kmart	n/a	100.0%
191	Caguas	PR	50%	138,700	138,700	0	0	Sears	n/a	100.0%
192	Carolina	PR	50%	198,000	198,000	0	0	Sears	n/a	100.0%
193	Guaynabo	PR	50%	217,300	115,700	89,500	12,100	Kmart	Baskin Robbins, Firstbank, Gamestop, McDonald’s, Ocean Garden Buffet, Payless ShoeSource, Rent-a-Center, Sally Beauty Supply, T-Mobile	94.4%
194	Mayaguez	PR	50%	118,200	118,200	0	0	Kmart	n/a	100.0%
195	Ponce	PR	50%	126,900	126,900	0	0	Kmart	n/a	100.0%
196	Warwick	RI	50%	246,000	216,900	29,100	0	Sears	Chuck E Cheese, Lands’ End, On The Border, Wendy’s	100.0%
197	Anderson	SC	50%	118,700	118,700	0	0	Kmart	n/a	100.0%
198	Charleston	SC	50%	138,800	132,000	6,800	0	Sears	Carrabba’s Italian Grill	100.0%
199	Rock Hill	SC	50%	89,300	89,300	0	0	Kmart	n/a	100.0%
200	Sioux Falls	SD	50%	72,500	72,500	0	0	Kmart	n/a	100.0%
201	Cordova	TN	50%	160,900	156,100	4,800	0	Sears	Lands’ End	100.0%
202	Memphis (4)	TN	100%	202,400	158,500	43,900	0	Sears	Lands’ End, Nordstrom Rack	100.0%

Wholly Owned Properties
				GLA (3)
	City	State	Recapture Rights (1)(2)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Significant Third-party Tenants (3)	% Leased
203	Austin	TX	50%	172,000	172,000	0	0	Sears	n/a	100.0%
204	Dallas	TX	50%	205,300	205,300	0	0	Sears	n/a	100.0%
205	El Paso	TX	50%	112,100	103,700	8,400	0	Kmart	n/a	100.0%
206	Friendswood	TX	50%	166,000	166,000	0	0	Sears	n/a	100.0%
207	Harlingen	TX	50%	91,700	91,700	0	0	Kmart	n/a	100.0%
208	Houston	TX	50%	218,600	209,500	9,100	0	Sears	Lands’ End, Torchy’s Tacos	100.0%
209	Houston	TX	n/a	134,000	0	134,000	0	n/a	At Home	100.0%
210	Ingram	TX	50%	168,400	168,400	0	0	Sears	n/a	100.0%
211	Irving	TX	50%	170,900	79,500	91,400	0	Sears	Pollo Tropical, Taco Cabana, Winco	100.0%
212	San Antonio (6)	TX	50%	221,900	210,500	11,400	0	Sears	Long Horn Steakhouse, Orvis	100.0%
213	Shepherd	TX	50%	201,700	201,700	0	0	Sears	n/a	100.0%
214	Valley View	TX	100%	235,000	229,200	5,800	0	Sears	Jared Galleria of Jewelry	100.0%
215	Westwood	TX	50%	215,000	215,000	0	0	Sears	n/a	100.0%
216	Layton	UT	50%	166,800	90,000	11,000	65,800	Kmart	Arby’s	60.6%
217	West Jordan	UT	50%	205,400	201,100	4,300	0	Sears	Lands’ End	100.0%
218	Alexandria	VA	50%	262,100	252,500	9,600	0	Sears	Lands’ End	100.0%
219	Chesapeake	VA	50%	169,400	169,400	0	0	Sears	n/a	100.0%
220	Fairfax	VA	50%	225,800	214,100	11,700	0	Sears	Lands’ End	100.0%
221	Hampton	VA	50%	245,000	245,000	0	0	Sears	n/a	100.0%
222	Virginia Beach	VA	50%	200,400	86,900	113,500	0	Sears	BB&T, DSW, The Fresh Market, Nordstrom Rack, REI	100.0%
223	Warrenton	VA	50%	121,000	113,900	7,100	0	Sears	Lands’ End	100.0%
224	Redmond	WA	50%	274,900	255,900	19,000	0	Sears	Lands’ End, Red Robin, Sprint	100.0%
225	Vancouver	WA	50%	129,700	124,900	4,800	0	Sears	Lands’ End	100.0%
226	Yakima	WA	50%	117,300	97,300	0	20,000	Kmart	Vacant	82.9%
227	Greendale	WI	50%	238,400	238,400	0	0	Sears	n/a	100.0%
228	Madison	WI	50%	138,300	130,200	8,100	0	Sears	Lands’ End	100.0%
229	Platteville	WI	50%	94,800	94,800	0	0	Kmart	n/a	100.0%
230	Charleston	WV	50%	105,600	105,600	0	0	Kmart	n/a	100.0%
231	Elkins	WV	50%	99,600	94,900	0	4,700	Kmart	Vacant	95.3%
232	Scott Depot	WV	50%	89,800	89,800	0	0	Kmart	n/a	100.0%
233	Casper	WY	50%	91,400	91,300	100	0	Kmart	n/a	100.0%
234	Gillette	WY	50%	94,600	94,600	0	0	Kmart	n/a	100.0%
235	Riverton	WY	50%	94,800	94,800	0	0	Kmart	n/a	100.0%

	Total - Wholly Owned Properties			37,018,600	33,416,200	3,383,100	219,300			99.4%

(1)	Properties with 50% recapture rights are subject to the Company’s right to recapture approximately 50% of the space within a store (subject to certain exceptions). In addition, the Company has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the stores and all outparcels or outlots, as well as certain portions of parking areas and common areas. These properties were referred to as “Type II” properties in the Company’s Form S-11 dated June 8, 2015.

(2)	In addition to the 50% recapture rights described above, properties with 100% recapture rights are subject to the Company’s right to recapture the entire space within a store for a specified fee. These properties were referred to as “Type I” properties in the Company’s Form S-11 dated June 8, 2015.
(3)	Based on signed leases as of December 31, 2015, including SNO leases.
(4)	The Company exercised its recapture rights for this property during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.
(5)	Property is subject to a ground lease.
(6)	The Company submitted a recapture notice for this property subsequent to December 31, 2015.

JV Properties
				GLA (2)
	City	State	Recapture Rights (1)	Total	Sears Holdings	Third Parties	Vacant	Sears or Kmart	Third-party Tenants (2)	% Leased
1	Chandler	AZ	50%	141,600	141,600	0	0	Sears	n/a	100.0%
2	Glendale	AZ	50%	125,000	125,000	0	0	Sears	n/a	100.0%
3	Bakersfield (3)	CA	50%	204,200	204,200	0	0	Sears	n/a	100.0%
4	Brea	CA	50%	168,200	163,800	4,400	0	Sears	Lands’ End	100.0%
5	Cerritos	CA	50%	277,600	277,600	0	0	Sears	n/a	100.0%
6	Modesto	CA	50%	148,600	148,600	0	0	Sears	n/a	100.0%
7	Santa Rosa	CA	50%	165,400	161,600	3,800	0	Sears	Lands’ End	100.0%
8	Danbury	CT	50%	178,400	108,400	70,000	0	Sears	Primark	100.0%
9	Pembroke Pines (3)(4)	FL	50%	144,200	144,200	0	0	Sears	n/a	100.0%
10	Oak Brook	IL	50%	314,000	219,600	94,400	0	Sears	Lands’ End, Pinstripes, Williams-Sonoma	100.0%
11	Burlington	MA	50%	271,200	184,800	86,400	0	Sears	Lands’ End, Primark	100.0%
12	Natick (4)	MA	50%	190,600	176,200	14,400	0	Sears	Lands’ End	100.0%
13	Columbia	MD	50%	149,000	142,000	7,000	0	Sears	Lands’ End	100.0%
14	Ann Arbor	MI	50%	170,600	156,400	14,200	0	Sears	Lands’ End	100.0%
15	Minnetonka	MN	50%	205,000	199,200	5,800	0	Sears	Lands’ End	100.0%
16	Deptford	NJ	50%	191,800	183,800	8,000	0	Sears	Lands’ End	100.0%
17	Freehold	NJ	50%	139,400	72,200	67,200	0	Sears	Primark	100.0%
18	Paramus	NJ	50%	192,400	177,200	15,200	0	Sears	Lands’ End	100.0%
19	Toms River	NJ	50%	109,200	109,200	0	0	Sears	n/a	100.0%
20	Albuquerque (5)	NM	50%	166,600	157,600	9,000	0	Sears	n/a	100.0%
21	Nanuet	NY	50%	221,400	213,800	7,600	0	Sears	Lands’ End	100.0%
22	Staten Island (5)	NY	50%	188,800	82,800	106,000	0	Sears	Lands’ End, Primark	100.0%
23	Norman (4)	OK	50%	66,800	66,800	0	0	Sears	n/a	100.0%
24	Tulsa	OK	50%	150,200	150,200	0	0	Sears	n/a	100.0%
25	Portland	OR	50%	220,000	205,800	14,200	0	Sears	Lands’ End	100.0%
26	Pittsburgh	PA	50%	176,600	159,600	17,000	0	Sears	Lands’ End	100.0%
27	Austin	TX	50%	164,600	164,600	0	0	Sears	n/a	100.0%
28	Frisco	TX	50%	163,000	163,000	0	0	Sears	n/a	100.0%
29	Lubbock	TX	50%	150,600	150,600	0	0	Sears	n/a	100.0%
30	Midland	TX	50%	116,600	116,600	0	0	Sears	n/a	100.0%
31	Lynnwood	WA	50%	177,600	170,600	7,000	0	Sears	Lands’ End	100.0%

	Total - JV Properties			5,449,200	4,897,600	551,600	0			100.0%

(1)   Properties with 50% recapture rights are subject to the JV’s right to recapture approximately 50% of the space within a store (subject to certain exceptions). In addition, the JV has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the stores and all outparcels or outlots, as well as certain portions of parking areas and common areas.

(2)   Based on signed leases as of December 31, 2015, including SNO leases.

(3)   The JV submitted a recapture notice for this property subsequent to December 31, 2015.

(4)   Property is subject to a lease or ground lease agreement.

(5)   The JV submitted a recapture notice for this property during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.

266	Grand Total - All Properties	42,467,800	38,313,800	3,934,700	219,300	99.5%

266	Grand Total - All Properties (at share)	39,743,200	35,865,000	3,658,900	219,300	99.4%

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(b)	Exhibits.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated:	March 23, 2016	/s/ Benjamin Schall