Form 10-Q
period 2016-03-31
Seritage Growth Properties
filed 2016-05-06
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2016, the registrant had the following commons shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	25,865,492
Class B common shares of beneficial interest, par value $0.01 per share	1,589,020
Class C common shares of beneficial interest, par value $0.01 per share	5,725,535

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$840,563	$840,563
Buildings and improvements	817,025	814,652
Accumulated depreciation	(45,368)	(29,076)

	1,612,220	1,626,139
Construction in progress	18,797	13,136

Net investment in real estate	1,631,017	1,639,275
Investments in unconsolidated joint ventures	425,287	427,052
Cash and cash equivalents	56,425	62,867
Restricted cash	89,183	92,475
Tenant and other receivables, net	14,557	9,772
Lease intangible assets, net	555,359	578,795
Prepaid expenses, deferred expenses and other assets, net	20,350	23,123

Total assets	$2,792,178	$2,833,359

LIABILITIES AND EQUITY
Liabilities
Mortgage loans payable, net	$1,143,756	$1,142,422
Accounts payable, accrued expenses and other liabilities	106,744	120,860

Total liabilities	1,250,500	1,263,282

Commitments and contingencies (Note 10)
Shareholders’ Equity
Class A shares $0.01 par value; 100,000,000 shares authorized; 25,868,442 and 24,817,842 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	259	248
Class B shares $0.01 par value; 5,000,000 shares authorized; 1,589,020 shares issued and outstanding as of March 31, 2016 and December 31, 2015	16	16
Class C shares $0.01 par value; 50,000,000 shares authorized; 5,722,585 and 6,773,185 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	57	68
Additional paid-in capital	924,775	924,508
Accumulated deficit	(54,388)	(38,145)

Total shareholders’ equity	870,719	886,695
Non-controlling interests	670,959	683,382

Total equity	1,541,678	1,570,077

Total liabilities and equity	$2,792,178	$2,833,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

Three Months Ended March 31, 2016
REVENUE
Rental income	$45,226
Tenant reimbursements	17,778

Total revenue	63,004

EXPENSES
Property operating	7,118
Real estate taxes	11,469
Depreciation and amortization	39,509
General and administrative	4,439
Acquisition-related expenses	73

Total expenses	62,608

Operating income	396
Equity in income of unconsolidated joint ventures	2,086
Interest and other income	60
Interest expense	(15,730)
Unrealized loss on interest rate cap	(1,371)

Loss before income taxes	(14,559)
Provision for income taxes	(155)

Net loss	(14,714)
Net loss attributable to non-controlling interests	6,379

Net loss attributable to common shareholders	$(8,335)

Net loss per share attributable to Class A and Class C common shareholders - Basic and diluted	$(0.27)

Weighted average Class A and Class C common shares outstanding - Basic and diluted	31,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, amounts in thousands)

	Class A		Class B		Class C		Additional	Accumulated	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Interests	Equity
Balance at December 31, 2015	24,818	$248	1,589	$16	6,773	$68	$924,508	$(38,145)	$683,382	$1,570,077
Net loss	—	—	—	—	—	—	—	(8,335)	(6,379)	(14,714)
Dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	(7,908)	(6,044)	(13,952)
Stock-based compensation	—	—	—	—	—	—	267	—	—	267
Share class exchanges, net (1,050,600 common shares)	1,051	11	—	—	(1,051)	(11)	—	—	—	—

Balance at March 31, 2016	25,869	$259	1,589	$16	5,722	$57	$924,775	$(54,388)	$670,959	$1,541,678

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, amounts in thousands)

Three Months Ended March 31, 2016
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(14,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(2,086)
Distributions from unconsolidated joint ventures	3,851
Unrealized loss on interest rate cap	1,371
Stock-based compensation	267
Depreciation and amortization	39,509
Amortization of deferred financing costs	1,340
Amortization of above and below market leases, net	(192)
Straight-line rent adjustment	(4,404)
Change in operating assets and liabilities
Tenants and other receivables	(381)
Prepaid expenses, deferred expenses and other assets	1,540
Restricted cash	(209)
Accounts payable, accrued expenses and other liabilities	(970)

Net cash provided by operating activities	24,922

CASH FLOW FROM INVESTING ACTIVITIES
Development of real estate	(7,033)
Decrease in restricted cash	3,501

Net cash used in investing activities	(3,532)

CASH FLOW FROM FINANCING ACTIVITIES
Payment of financing costs	(6)
Common dividends paid	(15,738)
Non-controlling interests distributions paid	(12,088)

Net cash used by financing activities	(27,832)

Net decrease in cash and cash equivalents	(6,442)
Cash and cash equivalents, beginning of period	62,867

Cash and cash equivalents, end of period	$56,425

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$14,805
Capitalized interest	560
Income taxes paid	155
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$3,857
Dividends and distribution declared and unpaid	13,952

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization

Seritage Growth Properties was organized in Maryland on June 3, 2015 and initially capitalized with 100 shares of Class A common shares. The Company conducts its operations through Seritage Growth Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership that was formed on April 22, 2015. Unless the context otherwise requires, “Seritage” and the “Company” refer to Seritage Growth Properties, the Operating Partnership, and its subsidiaries.

On June 11, 2015, Sears Holdings Corporation (“Sears Holdings”) effected a rights offering (the “Rights Offering”) to Sears Holdings stockholders to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of 234 of Sears Holdings’ owned properties and one of its ground leased properties (the “Wholly Owned Properties”), and its 50% interests in three joint ventures (such joint ventures, the “JVs,” and such 50% joint venture interests the “JV Interests”) that collectively own 28 properties, ground lease one property and lease two properties (collectively, the “JV Properties”) (collectively, the “Transaction”). The Rights Offering ended on July 2, 2015 and the Company’s Class A common shares were listed on the New York Stock Exchange (“NYSE”) on July 6, 2015.

On July 7, 2015, the Company completed the Transaction with Sears Holdings (see Note 3) and commenced operations. The Company did not have any operations prior to the completion of the Rights Offering and Transaction.

Seritage is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through the Company’s investment in the Operating Partnership. Subsidiaries of the Operating Partnership lease a substantial majority of the space at all but 12 of the Wholly Owned Properties back to Sears Holdings under a master lease agreement (the “Master Lease”), with the remainder of such space leased to third-party tenants. A substantial majority of the space at the JV Properties is also leased (or subleased) by the JVs to Sears Holdings under master lease agreements (collectively, the “JV Master Leases”). The Master Lease and the JV Master Leases provide the Company and the JVs with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”) for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Capitalized terms used, but not defined in this quarterly report, have the same meanings as in our Annual Report.

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

To the extent such variable interests are in entities that cannot be evaluated under the variable interest entity model, the Company evaluates its interests using the voting interest entity model. The Company holds a 56.6% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership. Through consideration of new consolidation guidance effective for the Company as of January 1, 2016, it has been concluded that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. Accordingly, the Company consolidates its interest in the Operating Partnership. However, as the Company holds what is deemed a majority voting interest in the Operating Partnership, it qualifies for the exemption from providing certain of the disclosure requirements associated with investments in VIEs.

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

Segment Reporting

The Company currently operates in a single reportable segment, which includes the acquisition, ownership, development, redevelopment, management, and leasing of retail properties. The Company reviews operating and financial information for each property on an individual basis, and therefore, each property represents an individual operating segment. The Company does not distinguish or group consolidated operations based on geography, size, or type. The Company aggregates all properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants, and operational process.

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

The estimated fair value of in-place tenant leases includes lease origination costs (the costs the Company would have incurred to lease the property to the current occupancy level) and the lost revenues during the period necessary to lease-up from vacant to the current occupancy level. Such estimates include the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, the Company evaluates the time period over which such occupancy level would be achieved and includes an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to one year. The fair value of acquired in-place tenant leases is included in lease intangible assets on the consolidated balance sheets and amortized over the remaining lease term for each tenant.

Identifiable intangible assets and liabilities are calculated for above-market and below-market tenant and ground leases where the Company is either the lessor or the lessee. The difference between the contractual rental rates and the Company’s estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. Above-market tenant leases and below-market ground leases are included in lease intangible assets on the consolidated balance sheets; below-market tenant leases and above-market ground leases are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets. The values assigned to above-market and below-market tenant leases are amortized as reductions and increases, respectively, to base rental revenue over the remaining term of the respective leases. The values assigned to below-market and above-market ground leases are amortized as increases and reductions, respectively, to property operating expenses over the remaining term of the respective leases.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value. Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. No such impairment losses were recognized for the three months ended March 31, 2016.

Investments in Unconsolidated Joint Ventures

The Company accounts for its investments in unconsolidated joint ventures using the equity method of accounting as the Company exercises significant influence, but does not control these entities. These investments are initially recorded at cost and are subsequently adjusted for cash contributions, cash distributions, and earnings which are recognized in accordance with the terms of the applicable agreement.

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value. No such impairment losses were recognized for the three months ended March 31, 2016.

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

Restricted Cash

Restricted cash represents cash deposited in escrow accounts, which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements, as well as legally restricted tenant security deposits. As of March 31, 2016, the Company had approximately $89.2 million of restricted cash, including $47.8 million related to future capital investments such as unfunded construction commitments, deferred maintenance and environmental reserves, and $41.4 million related to basic property carrying costs such as real estate taxes, insurance and ground rent.

Tenant and Other Receivables

Accounts receivable includes unpaid amounts billed to tenants, accrued revenues for future billings to tenants for property expenses, and amounts arising from the straight-lining of rent. The Company periodically reviews its receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. In the event that the collectability of a receivable with respect to any tenant is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific rent receivable will be made. For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company performs a periodic review of receivable balances to assess the risk of uncollectible amounts and establish appropriate provisions.

Revenue Recognition

Rental income is recognized on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of tenant and other receivables on the consolidated balance sheets.

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company will determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership of such improvements. If the Company is considered the owner of the improvements for accounting purposes, the Company will capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as reduction of rental revenue on a straight-line basis.

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

A 100% recapture will generally occur in conjunction with obtaining a new tenant or a real estate development project. As such, termination fees, if any, associated with the 100% recapture notice are generally capitalized as either an initial direct cost of obtaining a new lease or a necessary cost of the real estate project and depreciated over the life of the new lease obtained or the real estate asset being constructed or improved.

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

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes. In connection with the issuance of the Company’s mortgage loans, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1.26 billion and a strike rate of 3.5%. The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheets. The Company has elected not to utilize hedge accounting and, therefore, the change in fair value is included within change in fair value of interest rate cap on the consolidated statement of operations. For the three months ended March 31, 2016, the Company recorded a loss of $1.4 million related to the change in fair value of the interest rate cap.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of March 31, 2016, substantially all of the Company’s real estate properties were leased to Sears Holdings, and the majority of Company’s rental revenues were derived from the Master Lease (see Note 6). Sears Holdings is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Refer to www.sec.gov for Sears Holdings Corporation publicly-available financial information.

Other than the Company’s tenant concentration, management believes the Company’s portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of March 31, 2016, the Company’s portfolio of 235 Wholly Owned Properties was diversified by location across 49 states and Puerto Rico.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends accounting for income taxes related to share-based compensation, the related classification in the statement of cash flows and share award forfeiture accounting. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to retroactively adjust an investment that subsequently qualifies for equity method accounting (as a result of an increase in level of ownership interest or degree of influence) as if the equity method of accounting had been applied during all prior periods that the investment was held. The new standard requires that the investor add the cost of acquiring additional ownership interest in the investee to its current basis and prospectively adopt the equity method of accounting. Any unrealized gains or losses in an available-for-sale investment that subsequently qualifies as an equity method investment should be recognized in earnings at the date the investment qualifies as an equity method investment. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and requires prospective adoption. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases. ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability. For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases, the lessee would recognize a straight-line total lease expense. The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis,” which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. The Company adopted ASU 2015-02 on January 1, 2016. The adoption of this standard did not have a material impact on its consolidated financial statements.

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

The following table summarizes the final purchase price and fair values of the net assets acquired in the Transaction (in thousands):

Proceeds from issuance of common stock and non-controlling interest		$1,644,042
Less: Offering related costs		(8,212)
Proceeds from issuance of mortgage loans payable		1,161,196
Less: Deferred financing costs		(21,446)

Total sources of funds net of offering and financing costs		2,775,580

Real estate assets acquired
Land	840,563
Buildings and improvements	810,499
Lease intangibles
In-place leases	595,443
Below-market ground lease	11,766
Above-market leases	9,058
Below-market leases	(20,045)
Investments in unconsolidated joint ventures	429,012

Total fair value of real estate assets acquired		2,676,296
Plus: Restricted cash
Environmental expenses reserve	12,034
Deferred maintenance reserve	10,575

Total restricted cash		22,609
Less: Assumed liabilities
Real estate taxes payable	(23,277)
Environmental expenses	(12,034)
Deferred maintenance	(10,575)
Total assumed liabilities		(45,886)

Net cash paid for acquisition of real estate and unconsolidated joint ventures		2,653,019

Additional (sources) / uses of cash
Prepaid rent	(26,855)
Initial funding of unfunded construction commitments reserve (restricted cash)	42,470
Initial funding of property carry costs reserve (restricted cash)	32,482
Initial funding of interest expense reserve (restricted cash)	4,924
Acquisition-related expenses	18,340
Prepaid interest expense	1,249
Total additional (sources) uses of cash, net		72,610

Remaining excess cash from Transaction		$49,951

The Company utilized an independent third party to assist management with its determination of the final allocation of value.

Note 4 – Lease Intangible Assets and Liabilities

As of March 31, 2016, lease intangible assets (acquired in-place leases, above-market leases, and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $555.4 million and $18.5 million, respectively. The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

Lease Intangible Assets	Gross Asset	Accumulated Amortization	Balance
In-place leases, net	$595,443	$(59,894)	$535,549
Below-market ground leases, net	11,766	(152)	11,614
Above-market leases, net	9,058	(862)	8,196

Total	$616,267	$(60,908)	$555,359

Lease Intangible Liabilities	Gross Liability	Accumulated Amortization	Balance
Below-market leases, net	$20,045	$(1,593)	$18,452

Total	$20,045	$(1,593)	$18,452

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.2 million for the three months ended March 31, 2016. Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2016	$(734)
2017	(978)
2018	(978)
2019	(951)
2020	(822)
2021	(817)

Amortization of acquired below-market ground leases resulted in additional property expense of less than $0.1 million for the three months ended March 31, 2016. Future amortization of below-market ground leases is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2016	$152
2017	203
2018	203
2019	203
2020	203
2021	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $23.1 million for the three months ended March 31, 2016. Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2016	$55,419
2017	72,496
2018	71,927
2019	69,122
2020	66,394
2021	58,662

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

During the three months ended March 31, 2016, the GGP JV submitted recapture notices related to Pembroke Lakes Mall in Pembroke Pines, FL and Valley Plaza Mall in Bakersfield, CA. During the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015, the GGP JV submitted recapture notices related to Staten Island Mall in Staten Island, NY and Coronado Mall in Albuquerque, NM.

The Company’s investments in unconsolidated joint ventures at March 31, 2016, consisted of (in thousands):

Joint Venture	# of Properties	Total GLA	Initial Investment	Seritage % Ownership
GGP JV	12	2,162	$165,000	50%
Macerich JV	9	1,714	150,000	50%
Simon JV	10	1,574	114,012	50%

Total	31	5,450	$429,012

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the Company’s deferral of the unconsolidated joint venture’s profits from land sales to the Company; or other items. There were no joint venture impairment charges during the three months ended March 31, 2016.

The following table presents combined condensed financial data for all of the Company’s unconsolidated joint ventures as of March 31, 2016 (in thousands):

	March 31, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$214,190	$214,726
Buildings and improvements	603,312	603,265
Accumulated depreciation	(32,587)	(24,111)

	784,915	793,880
Construction in progress	2,289	1,481

Net investment in real estate	787,204	795,361
Cash and cash equivalents	18,528	19,903
Tenant and other receivables, net	3,149	4,990
Other assets, net	26,845	30,506

Total assets	$835,726	$850,760

LIABILITIES AND EQUITY
Liabilities
Accounts payable, accrued expenses and other liabilities	$10,948	$13,973

Total liabilities	10,948	13,973

Equity
Partnership equity	820,606	823,923
Retained earnings	4,172	12,864

Total equity	824,778	836,787

Total liabilities and equity	$835,726	$850,760

Three Months Ended March 31, 2016
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$17,538
Property operating expenses	(3,404)
Depreciation and amortization	(9,739)

Operating income	4,395
Other expenses	(223)

Net income	$4,172

Equity in income of unconsolidated joint ventures	$2,086

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

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal. As of March 31, 2016, the annual base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $133.3 million. In each of the initial and first two renewal terms, annual base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year. For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

The Master Lease provides the Company with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at the 224 Wholly Owned Properties initially included in the Master Lease (subject to certain exceptions). While the Company will be permitted to exercise its recapture rights all at once or in stages as to any particular property, it will not be permitted to recapture all or substantially all of the space subject to the recapture right at more than 50 Wholly Owned

Properties during any lease year. In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of the parking areas and common areas. Upon exercise of these recapture rights, the Company will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to third-party tenants.

During the three months ended March 31, 2016, the Company exercised its recapture right with respect to one property, an auto center in San Antonio, TX. Subsequent to March 31, 2016, the Company submitted recapture notices for portions of the space occupied by Sears Holdings at five properties, including full-line stores in Wayne, NJ and Fairfax, VA and auto centers in Albany, NY, Bowie, MD and Hagerstown, MD.

The Company also has the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings, after which the Company can reposition and re-lease those stores. The lease termination payment is calculated as the greater of an amount specified at the time the Company entered into the Master Lease with Sears Holding and an amount equal to 10 times the adjusted EBITDA attributable to such space within the Sears Holdings main store which is not attributable to the space subject to the separate 50% recapture right discussed above for the 12-month period ending at the end of the fiscal quarter ending immediately prior to recapturing such space.

During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the Company exercised its 100% recapture rights with respect to three properties, including full-line stores in Braintree, MA and Honolulu, HI, and a full-line store and automotive care center in Memphis, TN. During the three months ended March 31, 2016, Sears Holdings vacated the store at Braintree, MA and it is no longer subject to the Master Lease.

The Master Lease also provides for certain rights to Sears Holdings to terminate the Master Lease with respect to Wholly Owned Properties that cease to be profitable for operation by Sears Holdings. In order to terminate the Master Lease with respect to a certain property, Sears Holdings must make a payment to the Company of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property. Such termination right, however, will be limited so that it will not have the effect of reducing the fixed rent under the Master Lease by more than 20% per annum. Further, Sears Holdings must provide notice of not less than 90 days of their intent to exercise such termination right and such notice cannot be given prior to August 1, 2016.

Revenues from the Master Lease for the three months ended March 31, 2016 are as follows (in thousands and excluding the effect of straight-line rent):

Three Months Ended March 31, 2016
Rental income	$33,385
Tenant reimbursements	16,752

Total revenue	$50,137

Note 7 – Mortgage Loans Payable

On July 7, 2015, pursuant to the Transaction, the Company entered into a mortgage and mezzanine loan agreement (collectively, the “Loan Agreements”), providing for term loans in an initial principal amount of approximately $1.16 billion (collectively, the “Mortgage Loans”) and a $100 million future funding facility (the “Future Funding Facility”), which the Company expects to be available to finance the redevelopment of properties in its portfolio from time to time, subject to satisfaction of certain conditions. No amounts have been drawn under the Future Funding Facility as of March 31, 2016.

All outstanding principal and interest under the Mortgage Loans is due and payable on the payment dates and will mature on the payment date in July 2019, pursuant to the Loan Agreements. The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions. Borrowings under the Mortgage Loans bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of March 31, 2016, a weighted-average spread of 465 basis points; payments are made monthly on an interest-only basis. The weighted-average interest rate for the Mortgage Loans for the three months ended March 31, 2016 was 5.16%.

The Mortgage Loans are secured by all of the Company’s Wholly Owned Properties and a pledge of its equity in the JVs. The Loan Agreements contain customary covenants for a real estate financing, including terms that limit the Company’s ability to grant liens on its assets, incur additional indebtedness, or transfer or sell assets, as well as those that may require the Company to obtain lender approval for certain major tenant leases or significant redevelopment projects. Such restrictions also include cash flow sweep provisions based on certain measures of the Company’s financial and operating performance, including in the case that “Debt Yield” (the ratio of net operating income for the borrowers to their debt) is less than 11.0% or if the Company fails to achieve certain thresholds for tenant diversification. If the performance of Sears Holdings at the stores subject to the Master Lease fails to meet specified thresholds and if the Company fails to satisfy additional tenant diversification tests and declines to provide a specified amount of cash collateral, then the cash flow sweep provisions of the Loan Agreements may also be triggered. The Loan Agreements prohibit repayment of any amounts outstanding for the first 12 months (other than repayments in connection with property releases and certain other exceptions) and contains a yield maintenance provision for the early extinguishment of the debt within the first 30 months. The Company believes it is currently in compliance with all material terms and conditions of the Loan Agreements.

All obligations under the Loan Agreements are non-recourse to the borrowers and the pledgors of the JV Interests and the guarantors thereunder, except that (i) the borrowers and the guarantors will be liable, on a joint and several basis, for losses incurred by the lenders in respect of certain matters customary for commercial real estate loans, including misappropriation of funds and certain environmental liabilities and (ii) the indebtedness under the Loan Agreements will be fully recourse to the borrowers and guarantors upon the occurrence of certain events customary for commercial real estate loans, including without limitation prohibited transfers, prohibited voluntary liens, and bankruptcy. Additionally the guarantors delivered a limited completion guaranty with respect to future redevelopments undertaken by the borrowers at the properties.

The Company incurred $21.4 million of debt issuance costs related to the Mortgage Loans, which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and amortized over the term of the Loan Agreements. As of March 31, 2016, the unamortized balance of the Company’s debt issuance costs was $17.4 million.

Note 8 – Income Taxes

The Company will elect to be taxed as a REIT as defined under Section 856(c) of the Code for federal income tax purposes, upon filing its initial tax return for the taxable year ended December 31, 2015 and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to currently distribute at least 90% of its adjusted REIT taxable income to its shareholders.

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

The Company has evaluated whether any uncertain tax provisions exist as of March 31, 2016 and has concluded that there are no uncertain tax positions.

Note 9 – Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the exit price). ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

Level 1—quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities

Level 2—observable prices based on inputs not quoted in active markets, but corroborated by market data

Level 3—unobservable inputs used when little or no market data is available

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 input. The Company’s derivative instruments as of March 31, 2016 included an interest rate cap. The Company utilizes an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at March 31, 2016 was approximately $0.7 million and is included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheets. The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the consolidated statement of operations. For the three months ended March 31, 2016, the Company recorded a loss of $1.4 million related to the change in fair value of the interest rate cap.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash equivalents and mortgages payable. The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of March 31, 2016, the estimated fair value of the Company’s debt was $1.2 billion which approximated the carrying value at such date as the current risk-adjusted rate approximates the stated rates on the Company’s mortgages.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs including removal, remediation, government fines, and injuries to persons and property. The Company does not believe that any resulting liability from such matters will have a material effect on the consolidated financial position, results of operations, or liquidity of the Company. Under the Master Lease, Sears Holdings has indemnified the Company from certain environmental liabilities at the Wholly Owned Properties existing before, or caused by Sears Holdings during, the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings). As of March 31, 2016, the Company had approximately $12.0 million of restricted cash in a lender reserve account to fund potential environmental costs that were identified during due diligence related to the Transaction.

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

Note 11 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL. As of March 21, 2016, ESL beneficially owned approximately 54.6% of Sears Holdings’ outstanding common stock, including shares issuable upon the exercise of warrants held by ESL. Mr. Lampert is also the Chairman of Seritage.

For purposes of funding the purchase price for the acquisition of the Wholly Owned Properties and the JV Interests from Sears Holdings, the Company effected the Rights Offering to existing Sears Holdings shareholders, including ESL. As of March 31, 2016, ESL held an approximately 43.4% interest in Operating Partnership and approximately 3.8% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

Transition Services Agreement

On July 7, 2015, the Operating Partnership and Sears Holdings Management Corporation (“SHMC”), a wholly owned subsidiary of Sears Holdings, entered into a transition services agreement (the “Transition Services Agreement,” or “TSA”). Pursuant to the TSA, SHMC will provide certain limited services to the Operating Partnership during the period from the closing of the Transaction through the 18-month anniversary of the closing, unless the Operating Partnership terminates the agreement. During the three months ended March 31, 2016, the services provided by SHMC were limited to specific accounting and tax services in support of the Company’s 2015 year end activities. Fees incurred for these services were approximately $0.1 million and are included in general and administrative expenses on the consolidated statement of operations. SHMC does not provide the Company with any business managerial, leasing, development or construction services or direct any of the Company’s business, financial, or strategic policies or decisions.

Note 12 – Non-Controlling Interests

Partnership Agreement

On July 7, 2015, Seritage and ESL entered into the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”). Pursuant to the Partnership Agreement, as the sole general partner of the Operating Partnership, Seritage exercises exclusive and complete responsibility and discretion in its day-to-day management, authority to make decisions, and control of the Operating Partnership, and may not be removed as general partner by the limited partners. As of March 31, 2016, the Company held a 56.6% interest in the Operating Partnership and ESL held a 43.4% interest. The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the period presented.

Note 13 – Shareholders’ Equity

Dividends and Distributions

On May 3, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ending June 30, 2016. The holders of Operating Partnership units are entitled to an equal distribution per Operating Partnership unit held on June 30, 2016. These amounts will be paid on July 14, 2016.

On March 8, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ended March 31, 2016. The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held as of March 31, 2016. The dividends and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet at March 31, 2016. The dividend has been reflected as a reduction of shareholders’ equity, and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on April 14, 2016

On December 17, 2015, the Company declared a cash dividend of $0.50 per Class A and Class C common share for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held as of December 31, 2015. The dividends and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet at December 31, 2015. The dividend has been reflected as a reduction of shareholders’ equity, and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on January 14, 2016.

Note 14 – Earnings per Share

The table below provides a reconciliation of net loss and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. Potentially dilutive securities consist of shares of non-vested restricted stock and the redeemable non-controlling interests in the Operating Partnership.

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

(in thousands except per share amounts)
Three Months Ended March 31, 2016
Numerator—Basic and Diluted
Net loss	$(14,714)
Net loss attributable to non-controlling interests	6,379

Net loss attributable to common shareholders	$(8,335)

Denominator—Basic and Diluted
Weighted average Class A common shares outstanding	24,947
Weighted average Class C common shares outstanding	6,444

Weighted average Class A and Class C common shares outstanding	31,391

Net loss per share attributable to Class A and Class C common shareholders	$(0.27)

No adjustments were made to the numerator for the three months ended March 31, 2016 because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended March 31, 2016 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of March 31, 2016, there were 244,808 non-vested restricted shares and share units outstanding.

Note 15 – Stock Based Compensation

On July 7, 2015, the Company adopted the Seritage Growth Properties 2015 Share Plan (the “Plan”). The number of shares of common stock reserved for issuance under the Plan is 3,250,000. The Plan provides for grants of restricted shares, share units, other share-based awards, options, and share appreciation rights, each as defined in the Plan (collectively, the “Awards”). Directors, officers, other employees, and consultants of the Company and its subsidiaries and affiliates are eligible for Awards.

Restricted Shares

Pursuant to the Plan, the Company made grants of restricted share units during the three months ended March 31, 2016. The vesting terms of these grants are specific to the individual grant and vary in that a portion of the restricted share units vest in equal annual amounts over the next three years (time-based vesting) and a portion of the restricted share units vest on the third anniversary of the grants subject to the achievement of certain performance criteria (performance-based vesting).

In general, participating employees are required to remain employed for vesting to occur (subject to certain limited exceptions). Restricted shares and share units that do not vest are forfeited. Dividends on restricted shares and share units with time-based vesting are paid to holders of such shares and share units and are not returnable, even if the underlying shares or share units do not ultimately vest. Dividends on restricted shares and share units with performance-based vesting are accrued when declared and paid to holders of such shares on the third anniversary of the initial grant subject to the vesting of the underlying shares.

The following table summarizes restricted share activity for the grant the three months ended March 31, 2016:

	Shares	Weighted- Average Grant Date Fair Value
Unvested restricted shares and share units at beginning of period	221,484	$37.18
Restricted shares and share units granted	23,324	46.48
Restricted shares and share units vested	—	—
Restricted shares and share units forfeited	—	—

Unvested restricted shares and share units at end of period	244,808	$38.07

The Company recognized $0.3 million in compensation expense related to the restricted shares for the three months ended March 31, 2016, which is included in general and administrative on the Company’s consolidated statement of operations. As of March 31, 2016, there were approximately $9.1 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 2.8 years.

Note 16 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities as of March 31, 2016 (in thousands):

	March 31, 2016	December 31, 2015
Accrued real estate taxes	$21,293	$25,333
Below-market leases	18,452	18,986
Prepaid rent	14,094	1,331
Accounts payable and accrued expenses	14,041	13,793
Dividends payable	13,953	27,894
Environmental reserve	11,824	11,824
Deferred maintenance	10,281	10,281
Accrued interest	2,806	2,748
Sears Holdings payable	—	8,670

Total accounts payable, accrued expenses and other liabilities	$106,744	$120,860

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “will,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

Overview

Seritage Growth Properties (NYSE: SRG), a Maryland real estate investment trust formed on June 3, 2015, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code (the “Code”). Seritage’s assets are held by and its operations are primarily conducted through, directly or indirectly, the Operating Partnership. Under the partnership agreement of the Operating Partnership, Seritage, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, the “Company”, “we,” “us,” and “our” as used herein refer to Seritage, the Operating Partnership, and its owned and controlled subsidiaries.

We are principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail real estate throughout the United States. As of March 31, 2016, our portfolio included over 42.4 million square feet of GLA, consisting of 235 Wholly Owned properties totaling over 37.0 million square feet of gross leasable area (“GLA”) across 49 states and Puerto Rico, and interests in 31 JV Properties totaling over 5.4 million square feet of GLA across 17 states.

As of March 31, 2016, we leased a substantial majority of the space in our portfolio at all but 12 of the Wholly Owned Properties (such 12 properties, the “Third-Party Properties”) to Sears Holdings under a Master Lease agreement, with the remainder of such space leased to third-party tenants. The Third-Party Properties, which do not contain a Sears Holdings store or have any space leased to Sears Holdings, are leased solely to third-party tenants. A substantial majority of the space at the JV Properties is also leased to Sears Holdings under the JV Master Leases.

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

The Master Lease provides us with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at the 224 Wholly Owned Properties initially included in the Master Lease (subject to certain exceptions and limitations). In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, and all outparcels or outlots and certain portions of parking areas and common areas. Upon exercise of this recapture right, we will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to third-party tenants on potentially superior terms determined by us and for our own account. We also have the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings, after which we expect to be able to reposition and re-lease those stores on potentially superior terms determined by us and for our own account. As of March 31, 2016, we have exercised our recapture rights at four properties, including three properties at which we held 100% recapture rights and one automotive care center.

With respect to the JV Properties, each JV Master Lease provides for similar recapture rights as the Master Lease governing the Company’s Wholly Owned Properties. As of March 31, 2016, the GGP JV had submitted recapture notice for four properties.

Results of Operations

We derive substantially all of our revenue from rents received from tenants under existing leases at each of our properties. This revenue generally includes fixed base rents and recoveries of expenses that we have incurred and that we pass through to the individual tenants, in each case as provided in the respective leases.

Our primary cash expenses consist of our property operating expenses, general and administrative expenses, interest expense, and construction and development related costs. Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance, ground lease costs and utilities; general and administrative expenses include payroll, office expenses, professional fees, and other administrative expenses; and interest expense is primarily on our mortgage loans payable. In addition, we incur substantial non-cash charges for depreciation and amortization on our properties and related intangible assets and liabilities resulting from the Transaction.

We did not have any revenues or expenses until we completed the Transaction on July 7, 2015.

Rental Income

Our earnings are primarily the result of the rental revenue generated through rent payments from Sears Holdings under the Master Lease. During the three months ended March 31, 2016, and excluding the effect of straight-line rent, the rental income attributable directly to Sears was $33.4 million, or approximately 82.0% of total rental income earned in the period.

In addition to revenues generated under the Master Lease through rent payments from Sears Holdings, we generate revenue through direct leases to third-party tenants for space at our properties. During the three months ended March 31, 2016, and excluding the effect of straight-line rent, the rental income attributable to third-party tenants was $7.2 million, or approximately 18.0% of total rental income earned in the period.

On an annual basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to third-party tenants would have represented approximately 27.0% of total annual base rental income as of March 31, 2016.

For the three months ended March 31, 2016, the Company recognized total rental income of $45.2 million, including straight-line rent of $4.4 million and other adjustments of approximately $0.2 million.

Tenant Reimbursements and Property Operating Expenses

Pursuant to the provisions of the Master Lease and many third-party leases, the Company is entitled to be reimbursed for certain property related expenses. For the three months ended March 31, 2016, the Company recorded tenant reimbursement income of $17.8 million, compared to property operating expenses and real estate tax expense aggregating $18.6 million.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including stock-based compensation, professional fees, office expenses and overhead expenses. For the three months ended March 31, 2016, the Company incurred general and administrative expenses of $4.4 million of which approximately $0.3 million consisted of up-front personnel costs related to the hiring of certain employees.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets. For the three months ended March 31, 2016, the Company incurred depreciation expense of $16.4 million and amortization expense of $23.1 million. Approximately $4.9 million of amortization expense was due to the recapture of space from Sears Holdings which is deemed a lease modification and requires related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

Acquisition-Related Expenses

The Company recorded less than $0.1 million of remaining legal costs related to the Transaction. These costs are included in acquisition-related expenses on the consolidated statement of operations.

Interest expense

For the three months ended March 31, 2016, the Company incurred $15.7 million of interest expense related to the Mortgage Loans, including amortization of debt issuance costs in the amount of $1.3 million.

Unrealized Loss on Interest Rate Cap

For the three months ended March 31, 2016, the Company recorded an unrealized loss of approximately $1.4 million related to the change in fair value of the interest rate cap associated with its Mortgage Loans. As of March 31, 2016, the interest rate cap had a fair value of approximately $0.7 million.

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties and distributions to shareholders and unitholders. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $56.4 million of unrestricted cash, $89.2 million of restricted cash, and $100.0 million of borrowing capacity under our Future Funding Facility as of March 31, 2016, as well as anticipated cash provided by operations.

We may raise capital through public or private issuances of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as other capital raising activities such as asset sales or joint ventures.

Summary of Cash Flows

Net cash provided by operating activities for the three months ended March 31, 2016 was $24.9 million which was primarily attributable to operating income. The changes in cash due to the timing of cash receipts and payments related to operating assets and liabilities was negligible.

Net cash used in investing activities for the three months ended March 31, 2016 was $3.5 million which reflected property redevelopment activity including that which was funded with capital held in a reserve account for certain redevelopment projects. The reserve account is included in restricted cash on the Company’s consolidated balance sheets.

Net cash used in financing activities for the three months ended March 31, 2016 was $27.8 million which was primarily due to the dividends and distributions paid on January 14, 2016 as described below.

Dividends and Distributions

On May 3, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ended June 30, 2016. The holders of Operating Partnership units are entitled to an equal distribution per Operating Partnership unit held as of June 30, 2016. These amounts will be paid on July 14, 2016.

On March 8, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ended March 31, 2016. The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held as of March 31, 2016. The dividends and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet at March 31, 2016. The dividend has been reflected as a reduction of shareholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on April 14, 2016.

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

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial position, results of operations, or liquidity of the Company.

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

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures. As of March 31, 2016 and December 31, 2015, we did not have any off-balance sheet financing arrangements.

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts. The table below summarizes the Company’s current redevelopment pipeline:

(dollars in thousands)
Property	Description	Total Project Square Feet	Total Estimated Dvlpmnt. Cost (1)	Total Estimated Project Cost (1)	Estimated Construction Start	Estimated Substantial Completion
King of Prussia, PA	Repurpose of former auto center space for Outback Steakhouse, Yard House and small shop retail	29,100	$3,900	$3,900	Underway	Q4 2016
Braintree, MA	100% recapture; redevelopment of existing building to be anchored by Nordstrom Rack and Saks Off 5th	90,000	11,700	12,100	Underway	Q4 2016
Honolulu, HI	100% recapture; redevelopment of existing building for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	8,500	19,700	Underway	Q2 2017
Memphis, TN	100% recapture; demolish and construct new buildings to be anchored by Nordstrom Rack	135,200	24,100	25,200	Underway	Q3 2017
San Antonio, TX	Recapture and repurpose auto center space for Orvis and Jared’s Jeweler	18,900	3,300	3,300	Q3 2016	Q2 2017
Albany, NY	Recapture and repurpose auto center space for BJ’s Brewhouse and additional restaurant users	28,000	5,700	5,700	Q4 2016	Q3 2017
Bowie, MD	Recapture and repurpose auto center space for BJ’s Brewhouse	8,200	1,900	1,900	Q4 2016	Q3 2017
Hagerstown, MD	Recapture and repurpose auto center space for BJ’s Brewhouse and additional restaurant users	15,400	2,700	2,700	Q4 2016	Q4 2017
Wayne, NJ	Partial recapture; redevelopment of existing store for Dave & Busters, additional junior anchors and restaurants	145,300	21,100	21,100	Q1 2017	Q4 2017
Fairfax, VA	Partial recapture; redevelopment of existing store and attached auto center for Dave & Busters, additional junior anchors and restaurants	110,300	18,600	18,600	Q1 2017	Q4 2017

Total		659,400	$101,500	$114,200

(1)	Total estimated development costs exclude, and total estimated project costs include, termination fees to recapture 100% of the property.

We plan to fund these projects with available cash balances, cash flow from operations, draws against the Future Funding Facility, and other potential capital raising activities.

The Company also acquired 15 retenanting or redevelopment projects that were in various stages of development at the closing of the Transaction. Of the 15 projects acquired by the Company, seven have been completed and delivered to tenants as of March 31, 2016. The remaining eight projects, representing a total Company investment of approximately $29.7 million, are in process and have approximately $17.4 million remaining to be deployed as of March 31, 2016. Capital for these projects is held in a reserve account put in place at the closing of the Company’s formation transaction and is included in restricted cash on the Company’s consolidated balance sheets.

Non-GAAP Supplemental Financial Measures and Definitions

The Company makes reference to NOI, Total NOI, FFO, Normalized FFO, EBITDA and Adjusted EBITDA.

Net Operating Income (“NOI”) and Total NOI

We define NOI as income from property operations less property operating expenses. Other REITs may use different methodologies for calculating NOI, and accordingly, the Company’s depiction of NOI may not be comparable to other REITs. We believe NOI provides useful information regarding the Company, its financial condition, and results of operations because it reflects only those income and expense items that are incurred at the property level.

The Company uses Total NOI, which includes its share of unconsolidated properties and excludes certain GAAP adjustments, to present the Company’s proportional share of NOI excluding non-cash items. We believe Total NOI is a helpful supplemental measure of our operating performance.

Due to the adjustments noted, NOI and Total NOI should only be used as an alternative measure of the Company’s financial performance.

Earnings Before Interest Expense, Income Tax, Depreciation, and Amortization (“EBITDA”) and Adjusted EBITDA

We define EBITDA as NOI (as defined above) less administrative expenses and other operational items. EBITDA is a commonly used measure of performance in many industries, but may not be comparable to measures calculated by other companies. We believe EBITDA provides useful information to investors regarding our results of operations because it removes the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization). Management also believes the use of EBITDA facilitates comparisons between us and other equity REITs, retail property owners who are not REITs, and other capital-intensive companies.

The Company also considers Adjusted EBITDA to be a helpful supplemental measure of its operating performance because it excludes from EBITDA certain other non-cash and non-comparable items that we do not believe are representative of ongoing operating results.

Due to the adjustments noted, EBITDA and Adjusted EBITDA should only be used as an alternative measure of the Company’s financial performance

Funds From Operations (“FFO”) and Normalized FFO

We define FFO using the definition set forth by the National Association of Real Estate Investment Trusts (“NAREIT”), which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO. FFO is calculated as net income computed in accordance with GAAP, excluding gains (or losses) from property sales, real estate related depreciation and amortization, and impairment charges on depreciable real estate assets.

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

Due to the adjustments noted, FFO and Normalized FFO should only be used as an alternative measure of the Company’s financial performance.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

None of Total NOI, FFO, Normalized FFO, EBITDA, and Adjusted EBITDA are measures that (i) represent cash flow from operations as defined by GAAP; (ii) are indicative of cash available to fund all cash flow needs, including the ability to make distributions; (iii) are alternatives to cash flow as a measure of liquidity; or (iv) should be considered alternatives to net income (which is determined in accordance with GAAP) for purposes of evaluating the Company’s operating performance. Reconciliations of these measures to the respective GAAP measures we deem most comparable are presented below.

The following table reconciles Total NOI to GAAP operating income or loss for the three months ended March 31, 2016 (in thousands):

Three Months Ended March 31, 2016
TOTAL NET OPERATING INCOME
GAAP operating income	$396
Depreciation and amortization	39,509
General and administrative	4,439
Acquisition-related expenses	73
NOI of unconsolidated joint ventures	7,067

Total NOI before certain non-cash adjustments	51,484

Straight-line rent adjustment (1)	(4,671)
Above/below market rental income/expense (1)	(300)

Total NOI	$46,513

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles EBITDA and Adjusted EBITDA to GAAP net loss for the three months ended March 31, 2016 (in thousands):

Three Months Ended March 31, 2016
EBITDA
Net loss	$(14,714)
Depreciation and amortization	39,509
Depreciation and amortization (unconsolidated joint ventures)	4,870
Interest expense	15,730
Provision for income and other taxes	155

EBITDA	$45,550

ADJUSTED EBITDA
EBITDA	$45,550
Unrealized loss on interest rate cap	1,371
Acquisition-related expenses	73
Up-front hiring and personnel costs	260

Adjusted EBITDA	$47,254

The following table reconciles FFO and Normalized FFO to GAAP net loss for the three months ended March 31, 2016 (in thousands):

Three Months Ended March 31, 2016
FUNDS FROM OPERATIONS
Net loss	$(14,714)
Real estate depreciation and amortization (consolidated properties)	39,385
Real estate depreciation and amortization (unconsolidated joint ventures)	4,870

FFO attributable to common shareholders and unitholders	$29,541

FFO per diluted common share and unit	$0.53

NORMALIZED FUNDS FROM OPERATIONS
Funds from Operations	$29,541
Unrealized loss on interest rate cap	1,371
Amortization of deferred financing costs	1,340
Acquisition-related expenses	73
Up-front hiring and personnel costs	260

Normalized FFO attributable to common shareholders and unitholders	$32,585

Normalized FFO per diluted common share and unit	$0.59

WEIGHTED AVERAGE COMMON SHARES AND UNITS
Weighted average common shares outstanding	31,391
Weighted average OP units outstanding	24,176

Weighted average common shares and units outstanding	55,567

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2015 Annual Report on Form 10-K.

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

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of March 31, 2016, the estimated fair value of our consolidated debt was $1.2 billion.

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

Changes in internal controls.

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 10 of the condensed consolidated financial statements included herein.

Item 1A.	Risk Factors

Information regarding risk factors appears in our 2015 Annual Report on Form 10-K in Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K.

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

SERITAGE GROWTH PROPERTIES

Dated: May 6, 2016	/s/ Benjamin Schall
By: Benjamin Schall
President and Chief Executive Officer