Form 10-Q
period 2016-06-30
Seritage Growth Properties
filed 2016-08-05
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2016, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	25,855,574
Class B common shares of beneficial interest, par value $0.01 per share	1,589,020
Class C common shares of beneficial interest, par value $0.01 per share	5,742,637

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$840,563	$840,563
Buildings and improvements	829,227	814,652
Accumulated depreciation	(61,124)	(29,076)

	1,608,666	1,626,139
Construction in progress	34,605	13,136

Net investment in real estate	1,643,271	1,639,275
Investments in unconsolidated joint ventures	421,857	427,052
Cash and cash equivalents	63,650	62,867
Restricted cash	87,040	92,475
Tenant and other receivables, net	17,148	9,772
Lease intangible assets, net	533,537	578,795
Prepaid expenses, deferred expenses and other assets, net	8,512	23,123

Total assets	$2,775,015	$2,833,359

LIABILITIES AND EQUITY
Liabilities
Mortgage loans payable, net	$1,145,096	$1,142,422
Accounts payable, accrued expenses and other liabilities	114,492	120,860

Total liabilities	1,259,588	1,263,282

Commitments and contingencies (Note 9)
Shareholders’ Equity
Class A shares $0.01 par value; 100,000,000 shares authorized; 25,827,692 and 24,817,842 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	258	248
Class B shares $0.01 par value; 5,000,000 shares authorized; 1,589,020 shares issued and outstanding as of June 30, 2016 and December 31, 2015	16	16
Class C shares $0.01 par value; 50,000,000 shares authorized; 5,763,335 and 6,773,185 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	58	68
Additional paid-in capital	925,042	924,508
Accumulated deficit	(69,414)	(38,145)

Total shareholders’ equity	855,960	886,695
Non-controlling interests	659,467	683,382

Total equity	1,515,427	1,570,077

Total liabilities and equity	$2,775,015	$2,833,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
REVENUE
Rental income	$45,927	$91,153
Tenant reimbursements	15,940	33,718

Total revenue	61,867	124,871

EXPENSES
Property operating	5,553	12,671
Real estate taxes	11,667	23,136
Depreciation and amortization	37,324	76,833
General and administrative	4,413	8,852
Allowance for doubtful accounts	145	145
Acquisition-related expenses	—	73

Total expenses	59,102	121,710

Operating income	2,765	3,161
Equity in income of unconsolidated joint ventures	912	2,998
Interest and other income	59	119
Interest expense	(15,636)	(31,366)
Unrealized loss on interest rate cap	(480)	(1,851)

Loss before income taxes	(12,380)	(26,939)
Provision for income taxes	(185)	(340)

Net loss	(12,565)	(27,279)
Net loss attributable to non-controlling interests	5,448	11,827

Net loss attributable to common shareholders	$(7,117)	$(15,452)

Net loss per share attributable to Class A and Class C common shareholders—Basic and diluted	$(0.23)	$(0.49)

Weighted average Class A and Class C common shares outstanding—Basic and diluted	31,391	31,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENT OF EQUITY

(Unaudited, amounts in thousands)

	Class A		Class B		Class C		Additional	Accumulated	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-In Capital	Deficit	Interests	Equity
Balance at December 31, 2015	24,818	$248	1,589	$16	6,773	$68	$924,508	$(38,145)	$683,382	$1,570,077
Net loss	—	—	—	—	—	—	—	(15,452)	(11,827)	(27,279)
Dividends and distributions declared ($0.50 per share and unit)	—	—	—	—	—	—	—	(15,817)	(12,088)	(27,905)
Stock-based compensation	—	—	—	—	—	—	534	—	—	534
Share class exchanges, net (1,009,850 common shares)	1,010	10	—	—	(1,010)	(10)	—	—	—	—

Balance at June 30, 2016	25,828	$258	1,589	$16	5,763	$58	$925,042	$(69,414)	$659,467	$1,515,427

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited, amounts in thousands)

Six Months Ended
June 30, 2016
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(27,279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(2,998)
Distributions from unconsolidated joint ventures	8,193
Unrealized loss on interest rate cap	1,851
Stock-based compensation	534
Depreciation and amortization	76,833
Amortization of deferred financing costs	2,680
Amortization of above and below market leases, net	(330)
Straight-line rent adjustment	(8,227)
Change in operating assets and liabilities
Tenants and other receivables	851
Prepaid expenses, deferred expenses and other assets	12,758
Restricted cash	(5,289)
Accounts payable, accrued expenses and other liabilities	5,453

Net cash provided by operating activities	65,030

CASH FLOW FROM INVESTING ACTIVITIES
Development of real estate	(33,223)
Decrease in restricted cash	10,724

Net cash used in investing activities	(22,499)

CASH FLOW FROM FINANCING ACTIVITIES
Payment of financing costs	(6)
Common dividends paid	(23,610)
Non-controlling interests distributions paid	(18,132)

Net cash used in financing activities	(41,748)

Net increase in cash and cash equivalents	783
Cash and cash equivalents, beginning of period	62,867

Cash and cash equivalents, end of period	$63,650

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$30,073
Capitalized interest	1,283
Income taxes paid	313
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$5,676
Dividends and distribution declared and unpaid	13,953

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization

Seritage Growth Properties (“Seritage”) was organized in Maryland on June 3, 2015 and was initially capitalized with 100 shares of Class A common shares. The Company conducts its operations through Seritage Growth Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership that was formed on April 22, 2015. Unless the context otherwise requires, “Seritage” and the “Company” refer to Seritage, the Operating Partnership, and its subsidiaries.

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

On July 7, 2015, the Company completed the Transaction with Sears Holdings and commenced operations. The Company did not have any operations prior to the completion of the Rights Offering and the Transaction.

Seritage is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through the Company’s investment in the Operating Partnership. As of June 30, 2016, subsidiaries of the Operating Partnership lease a substantial majority of the space at all but 14 of the Wholly Owned Properties back to Sears Holdings under a master lease agreement (the “Master Lease”), with the remainder of such space leased to third-party tenants. A substantial majority of the space at the JV Properties is also leased (or subleased) by the JVs to Sears Holdings under master lease agreements (collectively, the “JV Master Leases”). The Master Lease and the JV Master Leases provide the Company and the JVs with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their wholly-owned subsidiaries, and all other entities in which they have a controlling financial interest or entities that meet the definition of a variable interest entity (“VIE”) in which the Company has, as a result of ownership, contractual interests or other financial interests, both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. All intercompany accounts and transactions have been eliminated.

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

To the extent such variable interests are in entities that cannot be evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model. Seritage holds a 56.6% interest in the Operating Partnership and is the sole general partner which gives Seritage exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership. Through consideration of new consolidation guidance effective for the Company as of January 1, 2016, it has been concluded that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. Accordingly, the Company consolidates its interest in the Operating Partnership. However, as the Company holds what is deemed a majority voting interest in the Operating Partnership, it qualifies for the exemption from providing certain of the disclosure requirements associated with investments in VIEs.

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

Segment Reporting

The Company currently operates in a single reportable segment which includes the acquisition, ownership, development, redevelopment, management, and leasing of retail properties. The Company reviews operating and financial information for each property on an individual basis, and therefore, each property represents an individual operating segment. The Company does not distinguish or group consolidated operations based on geography, size, or type. The Company aggregates all properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants, and operations.

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

The fair values of tangible assets are determined on an “if vacant” basis. The “if vacant” fair value allocated to land is generally estimated via a market or sales comparison approach with the subject site being compared to similar properties that have sold or are currently listed for sale. The comparable properties are adjusted for dissimilar characteristics such as market conditions, location, access/frontage, size, shape/topography, or intended use, including the impact of any encumbrances on such use. The “if vacant” value allocated to buildings and site improvements is generally estimated using an income approach and a cost approach that utilizes published guidelines for current replacement cost or actual construction costs for similar, recently developed properties. Assumptions used in the income approach include capitalization and discount rates, lease-up time, market rents, make-ready costs, land value, and site improvement value.

The estimated fair value of in-place tenant leases includes lease origination costs (the costs the Company would have incurred to lease the property to the current occupancy level) and the lost revenues during the period necessary to lease-up from vacant to the current occupancy level. Such estimates include the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, the Company evaluates the time period over which such occupancy level would be achieved and includes an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to one year. The fair value of acquired in-place tenant leases is included in lease intangible assets on the condensed consolidated balance sheets and amortized over the remaining lease term for each tenant.

Identifiable intangible assets and liabilities are calculated for above-market and below-market tenant and ground leases where the Company is either the lessor or the lessee. The difference between the contractual rental rates and the Company’s estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. Above-market tenant leases and below-market ground leases are included in lease intangible assets on the condensed consolidated balance sheets; below-market tenant leases and above-market ground leases are included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets. The values assigned to above-market and below-market tenant leases are amortized as reductions and increases, respectively, to base rental revenue over the remaining term of the respective leases. The values assigned to below-market and above-market ground leases are amortized as increases and reductions, respectively, to property operating expenses over the remaining term of the respective leases.

The Company expenses transaction costs associated with business combinations in the period incurred. These costs are included in acquisition-related expenses within the condensed consolidated statements of operations.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired. If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value. Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. No such impairment losses were recognized for the three or six months ended June 30, 2016.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired. An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value. No such impairment losses were recognized for the three or six months ended June 30, 2016.

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

Restricted Cash

Restricted cash represents cash deposited in escrow accounts, which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements, as well as legally restricted tenant security deposits. As of June 30, 2016, the Company had approximately $87.0 million of restricted cash, including $39.3 million related to future capital investments such as unfunded construction commitments, deferred maintenance and environmental reserves, $33.4 million related to basic property carrying costs such as real estate taxes, insurance and ground rent, and $14.3 million of prepaid rent.

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

Revenue Recognition

Rental income is recognized on a straight-line basis over the non-cancelable terms of the related leases. For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of tenant and other receivables on the condensed consolidated balance sheets.

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance. In accounting for a tenant allowance, the Company will determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership of such improvements. If the Company is considered the owner of the improvements for accounting purposes, the Company will capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the improvements or the related lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event that the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as reduction of rental revenue on a straight-line basis.

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

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes. In connection with the issuance of the Company’s mortgage loans, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1.26 billion and a strike rate of 3.5%. The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets. The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the consolidated statement of operations. For the three and six months ended June 30, 2016, the Company recorded losses of $0.5 million and $1.9 million, respectively, related to the change in fair value of the interest rate cap.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of June 30, 2016, substantially all of the Company’s real estate properties were leased to Sears Holdings, and the majority of Company’s rental revenues were derived from the Master Lease (see Note 5). Sears Holdings is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC. Refer to www.sec.gov for Sears Holdings publicly-available financial information.

Other than the Company’s tenant concentration, management believes the Company’s portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk. As of June 30, 2016, the Company’s portfolio of 235 Wholly Owned Properties was diversified by location across 49 states and Puerto Rico.

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

Recently Issued Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends accounting for income taxes related to share-based compensation, the related classification in the statement of cash flows, and share award forfeiture accounting. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to retroactively adjust an investment that subsequently qualifies for equity method accounting (as a result of an increase in level of ownership interest or degree of influence) as if the equity method of accounting had been applied during all prior periods that the investment was held. The new standard requires that the investor add the cost of acquiring additional ownership interest in the investee to its current basis and prospectively adopt the equity method of accounting. Any unrealized gains or losses in an available-for-sale investment that subsequently qualifies as an equity method investment should be recognized in earnings at the date the investment qualifies as an equity method investment. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and requires prospective adoption. Early adoption is permitted. The Company has evaluated the impact of this standard, and has concluded that it has no material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year. Accordingly, ASU 2014-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016. The standard can be applied either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment recognized as of the date of initial application. The FASB has also issued the following standards which clarify ASU 2014-09 and have the same effective date as the original standard: ASU 2016-12, “Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients,” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing,” and ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” The Company is evaluating the impact of adopting these new accounting standards on its consolidated financial statements.

Note 3 – Lease Intangible Assets and Liabilities

As of June 30, 2016, lease intangible assets (acquired in-place leases, above-market leases, and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $533.5 million and $17.9 million, respectively. The following table summarizes the Company’s lease intangible assets and liabilities as of June 30, 2016 (in thousands):

	Gross	Accumulated
Lease Intangible Assets	Assets	Amortization	Balance
In-place leases, net	$595,443	$(81,290)	$514,153
Below-market ground leases, net	11,766	(203)	11,563
Above-market leases, net	9,058	(1,237)	7,821

Total	$616,267	$(82,730)	$533,537

	Gross	Accumulated
Lease Intangible Liabilities	Liabilities	Amortization	Balance
Below-market leases, net	$20,045	$(2,156)	$17,889

Total	$20,045	$(2,156)	$17,889

As of December 31, 2015, lease intangible assets (acquired in-place leases, above-market leases, and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $578.8 million and $19.0 million, respectively. The following table summarizes the Company’s lease intangible assets and liabilities as of December 31, 2015 (in thousands):

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$595,443	$(36,800)	$558,643
Below-market ground leases, net	11,766	(102)	11,664
Above-market leases, net	9,058	(570)	8,488

Total	$616,267	$(37,472)	$578,795

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$20,045	$(1,059)	$18,986

Total	$20,045	$(1,059)	$18,986

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.2 million and $0.4 million for the three and six months ended June 30, 2016, respectively. Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2016	$(496)
2017	(991)
2018	(991)
2019	(964)
2020	(830)
2021	(817)

Amortization of acquired below-market ground leases resulted in additional property expense of $50 thousand and $100 thousand for the three and six months ended June 30, 2016, respectively. Future amortization of below-market ground leases is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2016	$101
2017	203
2018	203
2019	203
2020	203
2021	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $21.4 million and $44.5 million for the three and six months ended June 30, 2016, respectively. Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2016	$38,091
2017	72,072
2018	71,503
2019	68,672
2020	66,081
2021	58,451

Note 4 – Investments in Unconsolidated Joint Ventures

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

As of June 30, 2016, the GGP JV had submitted recapture notices related to Pembroke Lakes Mall in Pembroke Pines, FL, Valley Plaza Mall in Bakersfield, CA, Staten Island Mall in Staten Island, NY and Coronado Mall in Albuquerque, NM. No recaptures notices have been submitted related to properties in the Macerich JV or the Simon JV.

The Company’s investments in unconsolidated joint ventures at June 30, 2016, consisted of (in thousands, except for number of properties):

	# of	Total	Initial	Seritage %
Joint Venture	Properties	GLA	Investment	Ownership
GGP JV	12	2,162	$165,000	50%
Macerich JV	9	1,714	150,000	50%
Simon JV	10	1,574	114,012	50%

Total	31	5,450	$429,012

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP. The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the Company’s deferral of the unconsolidated joint venture’s profits from land sales to the Company; or other items. There were no joint venture impairment charges during the three or six months ended June 30, 2016.

The following table presents combined condensed financial data for all of the Company’s unconsolidated joint ventures as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$214,109	$214,726
Buildings and improvements	601,324	603,265
Accumulated depreciation	(40,270)	(24,111)

	775,163	793,880
Construction in progress	4,007	1,481

Net investment in real estate	779,170	795,361
Cash and cash equivalents	20,894	19,903
Tenant and other receivables, net	3,771	4,990
Other assets, net	20,621	30,506

Total assets	$824,456	$850,760

LIABILITIES AND EQUITY
Liabilities
Accounts payable, accrued expenses and other liabilities	$11,142	$13,973

Total liabilities	11,142	13,973

Equity
Partnership equity	807,315	823,923
Retained earnings	5,999	12,864

Total equity	813,314	836,787

Total liabilities and equity	$824,456	$850,760

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$16,309	$33,847
Property operating expenses	(3,196)	(6,600)
Depreciation and amortization	(11,183)	(20,922)

Operating income	1,930	6,325
Other expenses	(106)	(329)

Net income	$1,824	$5,996

Equity in income of unconsolidated joint ventures	$912	$2,998

Note 5 – Leases

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

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal. As of June 30, 2016, the annual base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $132.0 million. In each of the initial and first two renewal terms, annual base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year. For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

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

The Company also has the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings, after which the Company can reposition and re-lease those stores. The lease termination payment is calculated as the greater of an amount specified at the time the Company entered into the Master Lease with Sears Holdings and an amount equal to 10 times the adjusted EBITDA attributable to such space within the Sears Holdings main store which is not attributable to the space subject to the separate 50% recapture right discussed above for the 12-month period ending at the end of the fiscal quarter ending immediately prior to recapturing such space.

As of June 30, 2016, the Company had exercised its recapture rights with respect to nine properties, including (i) three 100% recaptures in Braintree, MA, Honolulu, HI and Memphis, TN; (ii) the partial recapture of a full-line store in Wayne, NJ; (iii) the partial recapture of a full-line store and auto center in Fairfax, VA; and (iv) four auto centers in Albany, NY, Bowie, MD, Hagerstown, MD and San Antonio, TX. Subsequent to June 30, 2016, the Company submitted six additional recapture notices for (i) 100% of a full-line store in Orlando, FL; (ii) portions of the space occupied by Sears Holdings at full-line stores in Anderson, SC, North Hollywood, CA and Madison, WI; (iii) a portion of the space occupied by Sears Holdings at a full-line store and auto center in West Jordan, UT; and (iv) an outparcel for retail development in Ft. Wayne, IN.

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

Revenues from the Master Lease for the three and six months ended June 30, 2016 are as follows (in thousands and excluding the effect of straight-line rent):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Rental income	$33,082	$66,467
Tenant reimbursements	14,516	31,268

Total revenue	$47,598	$97,735

Note 6 – Mortgage Loans Payable

On July 7, 2015, pursuant to the Transaction, the Company entered into a mortgage and mezzanine loan agreement (collectively, the “Loan Agreements”), providing for term loans in an initial principal amount of approximately $1.16 billion (collectively, the “Mortgage Loans”) and a $100 million future funding facility (the “Future Funding Facility”), which the Company expects to be available to finance the redevelopment of properties in its portfolio from time to time, subject to satisfaction of certain conditions. No amounts were drawn under the Future Funding Facility as of June 30, 2016.

All outstanding principal and interest under the Mortgage Loans is due and payable on the payment dates and will mature on the payment date in July 2019, pursuant to the Loan Agreements. The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions. Borrowings under the Mortgage Loans bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of June 30, 2016, a weighted-average spread of 465 basis points; payments are made monthly on an interest-only basis. The weighted-average interest rates for the Mortgage Loans for the three and six months ended June 30, 2016 were 5.19% and 5.18%, respectively.

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

The Company incurred $21.4 million of debt issuance costs related to the Mortgage Loans which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and amortized over the term of the Loan Agreements. As of June 30, 2016, the unamortized balance of the Company’s debt issuance costs was $16.1 million.

Note 7 – Income Taxes

The Company will elect to be taxed as a REIT as defined under Section 856(c) of the Internal Revenue Code (the “Code”) for federal income tax purposes, upon filing its initial tax return for the taxable year ended December 31, 2015 and expects to continue to qualify as a REIT. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to currently distribute at least 90% of its adjusted REIT taxable income to its shareholders.

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

Note 8 – Fair Value Measurements

ASC 820, Fair Value Measurement, defines fair value and establishes a framework for measuring fair value. The objective of fair value is to determine the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “exit price”). ASC 820 establishes a fair value hierarchy that prioritizes observable and unobservable inputs used to measure fair value into three levels:

Level 1—quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities

Level 2—observable prices based on inputs not quoted in active markets, but corroborated by market data

Level 3—unobservable inputs used when little or no market data is available

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs. In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible . The Company also considers counterparty credit risk in its assessment of fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 input. The Company’s derivative instruments as of June 30, 2016 consisted of an interest rate cap. The Company utilizes an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at June 30, 2016 was approximately $0.3 million and is included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets. The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations. For the three and six months ended June 30, 2016, the Company recorded losses of $0.5 million and $1.9 million, respectively, related to the change in fair value of the interest rate cap.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and mortgages payable. The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value. The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of June 30, 2016, the estimated fair value of the Company’s debt was $1.2 billion, which approximated the carrying value at such date as the current risk-adjusted rate approximates the stated rates on the Company’s mortgages.

Note 9 – Commitments and Contingencies

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs, including removal, remediation, government fines, and injuries to persons and property. The Company does not believe that any resulting liability from such matters will have a material effect on the consolidated financial position, results of operations, or liquidity of the Company. Under the Master Lease, Sears Holdings has indemnified the Company from certain environmental liabilities at the Wholly Owned Properties existing before, or caused by Sears Holdings during, the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings). As of June 30, 2016, the Company had approximately $12.0 million of restricted cash in a lender reserve account to fund potential environmental costs that were identified during due diligence related to the Transaction.

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

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”). On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint in the Action against the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage. On July 12, 2016, the plaintiffs filed a verified consolidated amended stockholder derivative complaint (the “Amended Complaint”) against the same defendants and asserting substantially the same claims as set forth in the complaint filed in October 2015. The plaintiffs have brought the Action derivatively on behalf of Sears Holdings, which is named as a nominal defendant, and allege that the Sears Holdings directors, as well as ESL and Edwards S. Lampert (in their capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed. The Amended Complaint also alleges that Seritage and FCM aided and abetted these alleged fiduciary breaches. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts. The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and intends to contest these lawsuits vigorously. Due to, among other things, the fact that the litigation is at a very early stage, management cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this matter.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL. As of March 21, 2016, the filing date of Sears Holdings’ most recent proxy statement, ESL beneficially owned approximately 54.6% of Sears Holdings’ outstanding common stock, including shares issuable upon the exercise of warrants held by ESL. Mr. Lampert is also the Chairman of Seritage.

For purposes of funding the purchase price for the acquisition of the Wholly Owned Properties and the JV Interests from Sears Holdings, the Company effected the Rights Offering to existing Sears Holdings shareholders, including ESL. As of June 30, 2016, ESL held an approximately 43.4% interest in Operating Partnership and approximately 3.8% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

Transition Services Agreement

On July 7, 2015, the Operating Partnership and Sears Holdings Management Corporation (“SHMC”), a wholly owned subsidiary of Sears Holdings, entered into a transition services agreement (the “Transition Services Agreement” or “TSA”). Pursuant to the TSA, SHMC will provide certain limited services to the Operating Partnership during the period from the closing of the Transaction through the 18-month anniversary of the closing, unless the Operating Partnership terminates the agreement. During the six months ended June 30, 2016, the services provided by SHMC were limited to specific accounting and tax services, substantially all of which were in support of the Company’s 2015 yearend activities. Fees incurred for these services were approximately $0.1 million and are included in general and administrative expenses on the condensed consolidated statements of operations. SHMC does not provide the Company with any business managerial, leasing, development or construction services or direct any of the Company’s business, financial, or strategic policies or decisions.

Note 11 – Non-Controlling Interests

Partnership Agreement

On July 7, 2015, Seritage and ESL entered into the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”). Pursuant to the Partnership Agreement, as the sole general partner of the Operating Partnership, Seritage exercises exclusive and complete responsibility and discretion in its day-to-day management, authority to make decisions, and control of the Operating Partnership, and may not be removed as general partner by the limited partners. As of June 30, 2016, the Company held a 56.6% interest in the Operating Partnership and ESL held a 43.4% interest. The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Dividends and Distributions

On August 2, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ending September 30, 2016. The holders of Operating Partnership units are entitled to an equal distribution per Operating Partnership unit held on September 30, 2016. These amounts will be paid on October 13, 2016.

On May 3, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ended June 30, 2016. The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held as of June 30, 2016. The dividends and distributions payable are recorded as liabilities in the Company’s consolidated balance sheet at June 30, 2016. The dividend has been reflected as a reduction of shareholders’ equity, and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on July 14, 2016.

On March 8, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ended March 31, 2016. The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held on March 31, 2016. These amounts were paid on April 14, 2016.

On December 17, 2015, the Company declared a cash dividend of $0.50 per Class A and Class C common share for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held as of December 31, 2015. These amounts were paid on January 14, 2016.

Note 13 – Earnings per Share

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

	Three Months Ended	Six Months Ended
(in thousands, except per share amounts)	June 30, 2016	June 30, 2016
Numerator—Basic and Diluted
Net loss	$(12,565)	$(27,279)
Net loss attributable to non-controlling interests	5,448	11,827

Net loss attributable to common shareholders	$(7,117)	$(15,452)

Denominator—Basic and Diluted
Weighted average Class A common shares outstanding	25,667	25,307
Weighted average Class C common shares outstanding	5,724	6,084

Weighted average Class A and Class C common shares outstanding	31,391	31,391

Net loss per share attributable to Class A and Class C common shareholders	$(0.23)	$(0.49)

No adjustments were made to the numerator for the three and six months ended June 30, 2016 because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and six months ended June 30, 2016 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of June 30, 2016, there were 244,808 non-vested restricted shares and share units outstanding.

Note 14 – Stock Based Compensation

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

The following table summarizes restricted share activity for the six months ended June 30, 2016:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares and share units at beginning of period	221,484	$37.18
Restricted shares and share units granted	23,324	46.48
Restricted shares and share units vested	—	—
Restricted shares and share units forfeited	—	—

Unvested restricted shares and share units at end of period	244,808	$38.07

The Company recognized $0.3 million and $0.5 million in compensation expense related to the restricted shares for the three and six months ended June 30, 2016, which is included in general and administrative expenses on the Company’s condensed consolidated statements of operations. As of June 30, 2016, there were approximately $8.8 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 2.8 years.

Note 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Accrued real estate taxes	$27,280	$25,333
Below-market leases	17,889	18,986
Accounts payable and accrued expenses	17,459	13,793
Prepaid rent	14,050	1,331
Dividends payable	14,059	27,894
Environmental reserve	11,824	11,824
Deferred maintenance	9,287	10,281
Accrued interest	2,644	2,748
Sears Holdings payable	—	8,670

Total accounts payable, accrued expenses and other liabilities	$114,492	$120,860

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States. As of June 30, 2016, our portfolio included 42.4 million square feet of gross leasable area (“GLA”), consisting of 235 Wholly Owned Properties totaling 37.0 million square feet of GLA across 49 states and Puerto Rico, and interests in 31 JV Properties totaling over 5.4 million square feet of GLA across 17 states.

As of June 30, 2016, we leased a substantial majority of the space in our portfolio at all but 14 of the Wholly Owned Properties (such 14 properties, the “Third-Party Properties”) to Sears Holdings under the Master Lease, with the remainder of such space leased to third-party tenants. The Third-Party Properties, which do not contain a Sears Holdings store or have any space leased to Sears Holdings, are leased solely to third-party tenants. A substantial majority of the space at the JV Properties is also leased to Sears Holdings under the JV Master Leases.

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

The Master Lease provides us with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at the 224 Wholly Owned Properties initially included in the Master Lease (subject to certain exceptions and limitations). In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, and all outparcels or outlots and certain portions of parking areas and common areas. Upon exercise of this recapture right, we will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to third-party tenants on potentially superior terms determined by us and for our own account. We also have the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings, after which we expect to be able to reposition and re-lease those stores on potentially superior terms determined by us and for our own account. As of June 30, 2016, we had exercised recapture rights at nine properties, including three properties at which we held 100% recapture rights and four automotive care centers.

With respect to the JV Properties, each JV Master Lease provides for similar recapture rights as the Master Lease governing the Company’s Wholly Owned Properties. As of June 30, 2016, the GGP JV had submitted recapture notices for four properties.

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

Rental Income

For the three months ended June 30, 2016, the Company recognized total rental income of $45.9 million, including straight-line rent of $3.8 million and other adjustments of approximately $0.2 million. For the six months ended June 30, 2016, the Company recognized total rental income of $91.2 million, including straight-line rent of $8.2 million and other adjustments of approximately $0.4 million.

Our earnings are primarily the result of the rental revenue generated through rent payments from Sears Holdings under the Master Lease. During the three months ended June 30, 2016, and excluding the effect of straight-line rent, the rental income attributable directly to Sears Holdings was $33.1 million, or approximately 79.0% of total rental income earned in the period. During the six months ended June 30, 2016, and excluding the effect of straight-line rent, the rental income attributable directly to Sears Holdings was $66.5 million, or approximately 81.0% of total rental income earned in the period.

In addition to revenues generated under the Master Lease through rent payments from Sears Holdings, we generate revenue through direct leases to third-party tenants for space at our properties. During the three months ended June 30, 2016, and excluding the effect of straight-line rent, the rental income attributable to third-party tenants was $8.8 million, or approximately 21.0% of total rental income earned in the period. During the six months ended June 30, 2016, and excluding the effect of straight-line rent, the rental income attributable to third-party tenants was $16.0 million, or approximately 19.0% of total rental income earned in the period.

On an annual basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to third-party tenants would have represented approximately 29.0% of total annual base rental income as of June 30, 2016.

Tenant Reimbursements and Property Operating Expenses

Pursuant to the provisions of the Master Lease and many third-party leases, the Company is entitled to be reimbursed for certain property related expenses. For the three months ended June 30, 2016, the Company recorded tenant reimbursement income of $15.9 million, compared to property operating expenses and real estate tax expense aggregating $17.2 million. For the six months ended June 30, 2016, the Company recorded tenant reimbursement income of $33.7 million, compared to property operating expenses and real estate tax expense aggregating $35.8 million.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including stock-based compensation, professional fees, office expenses and overhead expenses. For the three months ended June 30, 2016, the Company incurred general and administrative expenses of $4.4 million, of which approximately $0.1 million consisted of up-front personnel costs related to the hiring of certain employees. For the six months ended June 30, 2016, the Company incurred general and administrative expenses of $8.9 million, of which approximately $0.3 million consisted of up-front personnel costs related to the hiring of certain employees.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets. For the three months ended June 30, 2016, the Company incurred depreciation expense of $15.9 million and amortization expense of $21.4 million. For the six months ended June 30, 2016, the Company incurred depreciation expense of $32.3 million and amortization expense of $44.5 million. For the three and six months ended June 30, 2016, approximately $3.8 million and $8.7 million, respectively, of amortization expense was attributable to the recapture of space from Sears Holdings. Such recaptures are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

Acquisition-Related Expenses

The Company did not incur any acquisition-related expenses during the three months ended June 30, 2016. For the six months ended June 30, 2016, the Company recorded less than $0.1 million of remaining legal costs related to the Transaction. These costs are included in acquisition-related expenses on the condensed consolidated statements of operations.

Interest Expense

For the three months ended June 30, 2016, the Company incurred $15.6 million of interest expense related to the Mortgage Loans, including amortization of debt issuance costs in the amount of $1.3 million. For the six months ended June 30, 2016, the Company incurred $31.4 million of interest expense related to the Mortgage Loans, including amortization of debt issuance costs in the amount of $2.7 million.

Unrealized Loss on Interest Rate Cap

For the three and six months ended June 30, 2016, the Company recorded unrealized losses of $0.5 million and $1.9 million, respectively, related to the change in fair value of the interest rate cap associated with its Mortgage Loans. As of June 30, 2016, the interest rate cap had a fair value of approximately $0.3 million.

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, and distributions to shareholders and unitholders. We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $63.7 million of unrestricted cash, $87.0 million of restricted cash, and $100.0 million of borrowing capacity under our Future Funding Facility as of June 30, 2016, as well as anticipated cash provided by operations.

We may raise capital through public or private issuances of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as other capital raising activities such as asset sales or joint ventures.

Summary of Cash Flows

Net cash provided by operating activities for the six months ended June 30, 2016 was $65.0 million and included (i) $51.2 million of cash from operating income and (ii) a $13.8 million net increase in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.

Net cash used in investing activities for the six months ended June 30, 2016 was $22.5 million which reflected property redevelopment activity, including that which was funded with capital held in a reserve account for certain redevelopment projects. The reserve account is included in restricted cash on the Company’s consolidated balance sheets.

Net cash used in financing activities for the six months ended June 30, 2016 was $41.7 million which was primarily due to dividends and distributions paid during this time period.

Dividends and Distributions

On August 2, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ending September 30, 2016. The holders of Operating Partnership units are entitled to an equal distribution per Operating Partnership unit held as of September 30, 2016. These amounts will be paid on October 13, 2016.

On May 3, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ended June 30, 2016. The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held as of June 30, 2016. The dividends and distributions payable are recorded as liabilities in the Company’s condensed consolidated balance sheet at June 30, 2016. The dividend has been reflected as a reduction of shareholders’ equity and the distribution has been reflected as a reduction of the limited partners’ non-controlling interest. These amounts were paid on July 14, 2016.

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

We currently intend to pay quarterly dividends and distributions in cash. However, the timing, amount, and composition of all dividends and distributions will be made by the Company at the discretion of its Board of Trustees. Such dividends and distributions will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable law, and other factors as the Board of Trustees of Seritage deems relevant.

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

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”). On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint in the Action against the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage. On July 12, 2016, the plaintiffs filed a verified consolidated amended stockholder derivative complaint (the “Amended Complaint”) against the same defendants and asserting substantially the same claims as set forth in the complaint filed in October 2015. The plaintiffs have brought the Action derivatively on behalf of Sears Holdings, which is named as a nominal defendant, and allege that the Sears Holdings directors, as well as ESL and Edward S. Lampert (in their capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed. The Amended Complaint also alleges that Seritage and FCM aided and abetted these alleged fiduciary breaches. Among other forms of relief, the plaintiffs are currently seeking damages in unspecified amounts. The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and intends to contest these lawsuits vigorously. Due to, among other things, the fact that the litigation is at a very early stage, management cannot reasonably estimate the possible loss or range of loss, if any, that may arise from this matter.

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated joint ventures. As of June 30, 2016 and December 31, 2015, we did not have any off-balance sheet financing arrangements.

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts. The table below summarizes the Company’s current redevelopment pipeline:

(dollars in thousands)			Total	Total
			Estimated	Estimated	Estimated	Estimated
		Total Project	Dvlpmnt.	Project	Construction	Substantial
Property	Description	Square Feet	Cost (1)	Cost (1)	Start	Completion
King of Prussia, PA	Repurpose of former auto center space for Outback Steakhouse, Yard House and small shop retail	29,100	$3,900	$3,900	Underway	Q4 2016
Braintree, MA	100% recapture; redevelopment of existing building to be anchored by Nordstrom Rack and Saks Off 5th	90,000	11,700	12,100	Underway	Q4 2016
Honolulu, HI	100% recapture; redevelopment of existing building for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	8,500	19,700	Underway	Q2 2017
San Antonio, TX	Recapture and repurpose auto center space for Orvis, Jared’s Jeweler and small shop retail	18,900	3,300	3,300	Underway	Q2 2017
Memphis, TN	100% recapture; demolish and construct new buildings for Nordstrom Rack, Ulta Beauty additional junior anchors, small shop retail and restaurants	135,200	24,100	25,200	Underway	Q3 2017
Ft. Wayne, IN	Site densification; new outparcel for BJ’s Brewhouse	7,600	1,100	1,100	Q4 2016	Q2 2017
Albany, NY	Recapture and repurpose auto center space for BJ’s Brewhouse and additional restaurants	28,000	5,700	5,700	Q4 2016	Q3 2017
Bowie, MD	Recapture and repurpose auto center space for BJ’s Brewhouse	8,200	1,900	1,900	Q4 2016	Q3 2017
Hagerstown, MD	Recapture and repurpose auto center space for BJ’s Brewhouse and additional restaurants	15,400	2,700	2,700	Q4 2016	Q4 2017
Wayne, NJ	Partial recapture; redevelopment of existing store to be anchored by Dave & Busters, additional junior anchors and restaurants	111,300	21,100	21,100	Q1 2017	Q4 2017
Fairfax, VA	Partial recapture; redevelopment of existing store and attached auto center for Dave & Busters, additional junior anchors and restaurants	110,300	18,600	18,600	Q1 2017	Q4 2017
Madison, WI	Partial recapture; redevelopment of existing store for Dave & Busters, additional junior anchors, small shop retail and restaurants	75,300	14,200	14,200	Q1 2017	Q4 2017
West Jordan, UT	Partial recapture; redevelopment of existing store and attached auto center for Burlington Stores and small shop retail	81,400	10,800	10,800	Q1 2017	Q4 2017
North Hollywood, CA	Partial recapture; redevelopment of existing store for Burlington Stores and additional retail	79,800	12,300	12,300	Q2 2017	Q1 2018
Orlando, FL	100% recapture; redevelopment of existing building to be anchored by Floor & Décor and Orchard Supply Hardware	139,200	19,600	19,900	Q2 2017	Q2 2018

Total		1,008,700	$159,500	$172,500

(1)	Total estimated development costs exclude, and total estimated project costs include, termination fees to recapture 100% of the property.

We plan to fund these projects with available cash balances, cash flow from operations, draws against the Future Funding Facility, and other potential capital raising activities.

The Company also acquired 15 retenanting or redevelopment projects that were in various stages of development at the closing of the Transaction. Of the 15 projects acquired by the Company, nine have been completed and delivered to tenants as of June 30, 2016. The remaining six projects, representing a total Company investment of approximately $11.3 million, are in process and have approximately $9.6 million remaining to be deployed as of June 30, 2016. Capital for these projects is held in a reserve account put in place at the closing of the Company’s formation transaction and is included in restricted cash on the Company’s condensed consolidated balance sheets.

Non-GAAP Supplemental Financial Measures and Definitions

The Company makes reference to NOI, Total NOI, FFO, Company FFO, EBITDA and Adjusted EBITDA.

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

The Company also uses Total NOI, which includes its proportional share of unconsolidated properties. We believe this form of presentation offers insights into the financial performance and condition of the Company as a whole given our ownership of unconsolidated properties that are accounted for under GAAP using the equity method. We also consider Total NOI to be a helpful supplemental measure of our operating performance because it excludes from NOI items such as straight-line rent, and amortization of intangibles resulting from acquisition accounting

Due to the adjustments noted, NOI and Total NOI should only be used as an alternative measure of the Company’s financial performance.

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

Funds From Operations (“FFO”) and Company FFO

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

The Company makes certain adjustments to FFO, which it refers to as Company FFO, to account for certain non-cash and non-comparable items, such as loss on interest rate cap, acquisition-related expenses, and up-front-hiring and personnel costs, that it does not believe are representative of ongoing operating results. The Company previously referred to this metric as Normalized FFO; the definition and calculation remain the same.

Due to the adjustments noted, FFO and Company FFO should only be used as an alternative measure of the Company’s financial performance.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

None of NOI, Total NOI, EBITDA, Adjusted EBITDA, FFO and Company FFO are measures that (i) represent cash flow from operations as defined by GAAP; (ii) are indicative of cash available to fund all cash flow needs, including the ability to make distributions; (iii) are alternatives to cash flow as a measure of liquidity; or (iv) should be considered alternatives to net income (which is determined in accordance with GAAP) for purposes of evaluating the Company’s operating performance. Reconciliations of these measures to the respective GAAP measures we deem most comparable are presented below.

The following table reconciles NOI and Total NOI to GAAP net loss for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
NOI
Net loss	$(12,565)	$(27,279)
Depreciation and amortization	37,324	76,833
General and administrative	4,413	8,852
Acquisition-related expenses	—	73
Equity in income of unconsolidated joint ventures	(912)	(2,998)
Interest and other income	(59)	(119)
Interest expense	15,636	31,366
Unrealized loss on interest rate cap	480	1,851
Provision for income taxes	185	340

NOI	$44,502	$88,919

TOTAL NOI
NOI	$44,502	$88,919
NOI of unconsolidated joint ventures	6,559	13,626

Straight-line rent adjustment (1)	(3,755)	(8,426)
Above/below market rental income/expense (1)	(124)	(424)

Total NOI	$47,182	$93,695

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles EBITDA and Adjusted EBITDA to GAAP net loss for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
EBITDA
Net loss	$(12,565)	$(27,279)
Depreciation and amortization	37,324	76,833
Depreciation and amortization (unconsolidated joint ventures)	5,592	10,462
Interest expense	15,636	31,366
Provision for income and other taxes	185	340

EBITDA	$46,172	$91,722

ADJUSTED EBITDA
EBITDA	$46,172	$91,722
Unrealized loss on interest rate cap	480	1,851
Acquisition-related expenses	—	73
Up-front hiring and personnel costs	68	328

Adjusted EBITDA	$46,720	$93,974

The following table reconciles FFO and Company FFO to GAAP net loss for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
FUNDS FROM OPERATIONS
Net loss	$(12,565)	$(27,279)
Real estate depreciation and amortization (consolidated properties)	37,153	76,538
Real estate depreciation and amortization (unconsolidated joint ventures)	5,592	10,462

FFO attributable to common shareholders and unitholders	$30,180	$59,721

FFO per diluted common share and unit	$0.54	$1.07

COMPANY FUNDS FROM OPERATIONS
Funds from Operations	$30,180	$59,721
Unrealized loss on interest rate cap	480	1,851
Amortization of deferred financing costs	1,340	2,680
Acquisition-related expenses	—	73
Up-front hiring and personnel costs	68	328

Company FFO attributable to common shareholders and unitholders	$32,068	$64,653

Company FFO per diluted common share and unit	$0.58	$1.16

WEIGHTED AVERAGE COMMON SHARES AND UNITS
Weighted average common shares outstanding	31,391	31,391
Weighted average OP units outstanding	24,176	24,176

Weighted average common shares and units outstanding	55,567	55,567

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2015 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of June 30, 2016, we had $1.2 billion of Mortgage Loans Payable. The interest rate on the loans is the 30-day LIBOR rate plus a weighted average spread of 465 basis points. We have purchased a LIBOR interest rate cap that has a LIBOR strike rate of 3.5% and a term of four years. We are subject to market risk with respect to changes in the LIBOR rate. An immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $11.6 million.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt. As of June 30, 2016, the estimated fair value of our consolidated debt was $1.2 billion.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SERITAGE GROWTH PROPERTIES

Dated: August 5, 2016	/s/ Benjamin Schall
	By:	Benjamin Schall
President and Chief Executive Officer

Dated: August 5, 2016	/s/ Brian Dickman
	By:	Brian Dickman
Executive Vice President and Chief Financial Officer