Form 10-Q
period 2016-09-30
Seritage Growth Properties
filed 2016-11-04
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

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

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☒	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of October 31, 2016, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	25,825,651
Class B common shares of beneficial interest, par value $0.01 per share	1,589,020
Class C common shares of beneficial interest, par value $0.01 per share	5,772,285

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2016

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
		Page

Item 1.	Condensed Consolidated Financial Statements (unaudited)
	Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	3
	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and the Period from July 7, 2015 (Date Operations Commenced) to September 30, 2015	4
	Condensed Consolidated Statements of Equity for the Nine Months Ended September 30, 2016 and the Period from July 7, 2015 (Date Operations Commenced) to September 30, 2015	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and the Period from July 7, 2015 (Date Operations Commenced) to September 30, 2015	6
	Notes to Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosure about Market Risk	38

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 1A.	Risk Factors	39

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

SIGNATURES		42

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$840,021	$840,563
Buildings and improvements	831,269	814,652
Accumulated depreciation	(78,025)	(29,076)
	1,593,265	1,626,139
Construction in progress	44,172	13,136
Net investment in real estate	1,637,437	1,639,275
Investment in unconsolidated joint ventures	419,675	427,052
Cash and cash equivalents	90,029	62,867
Restricted cash	81,790	92,475
Tenant and other receivables, net	13,477	9,772
Lease intangible assets, net	505,564	578,795
Prepaid expenses, deferred expenses and other assets, net	12,466	23,123
Total assets	$2,760,438	$2,833,359

LIABILITIES AND EQUITY
Liabilities
Mortgage loans payable, net	$1,165,675	$1,142,422
Accounts payable, accrued expenses and other liabilities	130,283	120,860
Total liabilities	1,295,958	1,263,282

Commitments and contingencies (Note 10)

Shareholders' Equity
Class A shares $0.01 par value; 100,000,000 shares authorized; 25,822,201 and 24,817,842 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	258	248
Class B shares $0.01 par value; 5,000,000 shares authorized; 1,589,020 shares issued and outstanding as of September 30, 2016 and December 31, 2015	16	16
Class C shares $0.01 par value; 50,000,000 shares authorized; 5,775,735 and 6,773,185 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	58	68
Additional paid-in capital	925,296	924,508
Accumulated deficit	(98,425)	(38,145)
Total shareholders' equity	827,203	886,695
Non-controlling interests	637,277	683,382
Total equity	1,464,480	1,570,077
Total liabilities and equity	$2,760,438	$2,833,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

		July 7, 2015
	Three Months Ended	(date operations commenced) to	Nine Months Ended
	September 30,	September 30,	September 30,
	2016	2015	2016
REVENUE
Rental income	$45,584	$41,389	$136,737
Tenant reimbursements	12,023	12,674	45,741
Total revenue	57,607	54,063	182,478
EXPENSES
Property operating	4,505	2,815	17,176
Real estate taxes	7,965	10,741	31,101
Depreciation and amortization	44,532	32,935	121,365
General and administrative	4,252	5,782	13,104
Litigation charge	19,000	-	19,000
Allowance for doubtful accounts	124	-	269
Acquisition-related expenses	-	18,340	73
Total expenses	80,378	70,613	202,088
Operating income	(22,771)	(16,550)	(19,610)
Equity in income of unconsolidated joint ventures	1,497	2,720	4,495
Interest and other income	77	38	196
Interest expense	(15,931)	(14,796)	(47,297)
Unrealized loss on interest rate cap	(47)	(2,814)	(1,898)
Loss before income taxes	(37,175)	(31,402)	(64,114)
Provision for income taxes	(72)	(451)	(412)
Net loss	(37,247)	(31,853)	(64,526)
Net loss attributable to non-controlling interests	16,145	13,552	27,972
Net loss attributable to common shareholders	$(21,102)	$(18,301)	$(36,554)

Net loss per share attributable to Class A and Class C common shareholders - Basic and diluted	$(0.67)	$(0.58)	$(1.16)

Weighted average Class A and Class C common shares outstanding - Basic and diluted	31,419	31,384	31,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

							Additional		Non-
	Class A		Class B		Class C		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at July 7, 2015 (date operations commenced)	25,584	$246	1,589	$16	6,790	$68	$923,636	$-	$711,991	$1,635,957

Net loss	-	-	-	-	-	-	-	(18,301)	(13,552)	(31,853)
Dividends and distributions declared ($0.00 per share and unit)	-	-	-	-	-	-	-	-	-	-
Issuance of restricted shares	217	2	-	-	-	-	(2)	-	-	-
Vesting of restricted share units	-	-	-	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	-	-	716	-	-	716
Share class exchanges, net (132,450 common shares)	132	1	-	-	(132)	(1)	-	-	-	-

Balance at September 30, 2015	25,933	$249	1,589	$16	6,658	$67	$924,350	$(18,301)	$698,439	$1,604,820

Balance at December 31, 2015	24,818	$248	1,589	$16	6,773	$68	$924,508	$(38,145)	$683,382	$1,570,077

Net loss	-	-	-	-	-	-	-	(36,554)	(27,972)	(64,526)
Dividends and distributions declared ($0.75 per share and unit)	-	-	-	-	-	-	-	(23,726)	(18,133)	(41,859)
Issuance of restricted shares	-	-	-	-	-	-	-	-	-	-
Vesting of restricted share units	7	0	-	-	-	-	(13)	-	-	(13)
Stock-based compensation	-	-	-	-	-	-	801	-	-	801
Share class exchanges, net (997,450 common shares)	997	10	-	-	(997)	(10)	-	-	-	-

Balance at September 30, 2016	25,822	$258	1,589	$16	5,776	$58	$925,296	$(98,425)	$637,277	$1,464,480

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

		July 7, 2015
	Nine Months Ended	(date operations commenced) to
	September 30,	September 30,
	2016	2015
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(64,526)	$(31,853)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(4,495)	(2,720)
Distributions from unconsolidated joint ventures	11,872	2,598
Unrealized loss on interest rate cap	1,898	2,814
Stock-based compensation	801	716
Depreciation and amortization	121,365	32,935
Amortization of deferred financing costs	4,021	1,324
Amortization of above and below market leases, net	(520)	(194)
Straight-line rent adjustment	(11,242)	(3,923)
Change in operating assets and liabilities
Tenants and other receivables	8,425	(662)
Prepaid expenses, deferred expenses and other assets	8,496	(12,939)
Restricted cash	(1,047)	(2,856)
Accounts payable, accrued expenses and other liabilities	24,043	22,292
Net cash provided by operating activities	99,091	7,532
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of real estate and unconsolidated joint ventures	-	(2,653,019)
Development of real estate	(47,236)	(3,896)
Decrease (increase) in restricted cash	11,732	(74,830)
Net cash used in investing activities	(35,504)	(2,731,745)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of mortgage loans payable, net	-	1,161,196
Proceeds from Future Funding Facility	19,239	-
Payment of deferred financing costs	(6)	(21,431)
Proceeds from issuance of common stock and non-controlling interest	-	1,644,042
Offering related costs	-	(8,086)
Common dividends paid	(31,482)	-
Non-controlling interests distributions paid	(24,176)	-
Net cash used by financing activities	(36,425)	2,775,721
Net increase in cash and cash equivalents	27,162	51,508
Cash and cash equivalents, beginning of period	62,867	-
Cash and cash equivalents, end of period	$90,029	$51,508

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$45,495	$11,001
Capitalized interest	2,198	-
Income taxes paid	412	451
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	3,442	6,214
Dividends and distribution declared and unpaid	13,954	-

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

On June 11, 2015, Sears Holdings Corporation (“Sears Holdings”) effected a rights offering (the “Rights Offering”) to Sears Holdings stockholders to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of 234 of Sears Holdings’ owned properties and one of its ground leased properties (the “Wholly Owned Properties”), and its 50% interests in three joint ventures (such joint ventures, the “JVs,” and such 50% joint venture interests, the “JV Interests”) that collectively own 28 properties, ground lease one property and lease two properties (collectively, the “JV Properties”) (collectively, the “Transaction”).  The Rights Offering ended on July 2, 2015, and the Company’s Class A common shares were listed on the New York Stock Exchange (“NYSE”) on July 6, 2015.

On July 7, 2015, the Company completed the Transaction with Sears Holdings and commenced operations.  The Company did not have any operations prior to the completion of the Rights Offering and the Transaction.

Seritage is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through the Company’s investment in the Operating Partnership.  As of September 30, 2016, subsidiaries of the Operating Partnership lease a substantial majority of the space at all but 14 of the Wholly Owned Properties back to Sears Holdings under a master lease agreement (the “Master Lease”), with the remainder of such space leased to third-party tenants.  A substantial majority of the space at the JV Properties is also leased (or subleased) by the JVs to Sears Holdings under master lease agreements (collectively, the “JV Master Leases”).  The Master Lease and the JV Master Leases provide the Company and the JVs with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.

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

To the extent such variable interests are in entities that cannot be evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.  The Company holds a 56.7% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  Through consideration of new consolidation guidance effective for the Company as of January 1, 2016, it has been concluded that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  However, as the Company holds what is deemed a majority voting interest in the Operating Partnership, it qualifies for the exemption from providing certain of the disclosure requirements associated with investments in VIEs.

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

The fair values of tangible assets are determined on an "if vacant" basis. The "if vacant" fair value allocated to land is generally estimated via a market or sales comparison approach with the subject site being compared to similar properties that have sold or are currently listed for sale. The comparable properties are adjusted for dissimilar characteristics such as market conditions, location, access/frontage, size, shape/topography, or intended use, including the impact of any encumbrances on such use.  The "if vacant" value allocated to buildings and site improvements is generally estimated using an income approach and a cost approach that utilizes published guidelines for current replacement cost or actual construction costs for similar, recently developed properties.  Assumptions used in the income approach include capitalization and discount rates, lease-up time, market rents, make-ready costs, land value, and site improvement value.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No such impairment losses were recognized for the three months ended September 30, 2016 or the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  No such impairment losses were recognized for the nine months ended September 30, 2016.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the three months ended September 30, 2016 or the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  No such impairment losses were recognized for nine months ended September 30, 2016.

Cash and Cash Equivalents

The Company considers instruments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalents balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions and primarily in funds that are insured by the United States federal government.

Restricted Cash

Restricted cash represents cash deposited in escrow accounts which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements, as well as legally restricted tenant security deposits.  As of September 30, 2016, the Company had approximately $81.8 million of restricted cash, including $35.8 million related to future capital investments such as unfunded construction commitments, deferred maintenance and environmental reserves, $31.4 million related to basic property carrying costs such as real estate taxes, insurance and ground rent, and $14.6 million of prepaid rental income.

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

−

Accrued rental revenues related to the straight-line method of reporting rental revenue that is deemed uncollectable as result of the lease modification is amortized over the remaining shortened life of the lease from the date of notice to the date of termination.

−

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

−

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

−

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

−

Accrued rental revenues related to the straight-line method of reporting rental revenue that is subject to the termination is amortized over the remaining shortened life of the lease from the date of notice to the date of termination.

−

Intangible lease assets and liabilities that are deemed to be impacted by the termination are amortized over the shorter of the shortened lease term or the remaining useful life of the asset or liability.

−	Termination fees required to be paid by Sears Holdings are recognized as follows:
•

For the portion of the termination fee attributable to the annual base rent of the subject property, termination income is recognized on a straight-line basis over the shortened life of the lease from the date the termination fee becomes legally binding to the date of termination.

•

For the portion of the termination fee attributable to estimated real estate taxes and property operating expenses for the subject property, prepaid rental income is recorded in the period such fee is received and recognized as tenant reimbursement revenue in the same periods as the expenses are incurred.

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes.  In connection with the issuance of the Company’s mortgage loans, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1.26 billion and a strike rate of 3.5%.  The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.  The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the consolidated statements of operations.  For the three months ended September 30, 2016, the Company recorded a loss of $47 thousand related to the change in fair value of the interest rate cap compared to a loss of $2.8 million during the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  For the nine months ended September 30, 2016, the Company recorded a loss of $1.9 million related to the change in fair value of the interest rate cap.

Stock-Based Compensation

The Company generally recognizes equity awards to employees as compensation expense and includes such expense within general and administrative expenses on the condensed consolidated statements of operations.  Compensation expense for equity awards is generally based on the fair value of the common shares at the date of the grant and is recognized (i) ratably over the vesting period for awards with time-based vesting and (ii) for awards with performance-based vesting, at the date the achievement of performance criteria is deemed probable, an amount equal to that which would have been recognized ratably from the date of the grant through the date the achievement of performance criteria is deemed probable, and then ratably from the date the achievement of performance criteria is deemed probable through the remainder of the vesting period.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of September 30, 2016, substantially all of the Company's real estate properties were leased to Sears Holdings, and the majority of Company’s rental revenues were derived from the Master Lease (see Note 6).  Sears Holdings is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.  Refer to www.sec.gov for Sears Holdings publicly-available financial information.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of September 30, 2016, the Company's portfolio of 235 Wholly Owned Properties was diversified by location across 49 states and Puerto Rico.

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

Recently Issued Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which is intended to address diversity in practice related to how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in ASU 2016-15 address eight specific cash flow issues as well as application of the predominance principle (dependence on predominant source or use of receipt or payment) and are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years with early adoption permitted.  The Company is currently evaluating the impact this amendment will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” which amends accounting for income taxes related to share-based compensation, the related classification in the statement of cash flows, and share award forfeiture accounting. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of adopting this new accounting standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting,” which eliminates the requirement to retroactively adjust an investment that subsequently qualifies for equity method accounting (as a result of an increase in level of ownership interest or degree of influence) as if the equity method of accounting had been applied during all prior periods that the investment was held. The new standard requires that the investor add the cost of acquiring additional ownership interest in the investee to its current basis and prospectively adopt the equity method of accounting. Any unrealized gains or losses in an available-for-sale investment that subsequently qualifies as an equity method investment should be recognized in earnings at the date the investment qualifies as an equity method investment. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods and requires prospective adoption. Early adoption is permitted. The Company has evaluated the impact of this standard, and has concluded that it has no material impact on its consolidated financial statements.

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

Note 4 – Lease Intangible Assets and Liabilities

As of September 30, 2016, lease intangible assets (acquired in-place leases, above-market leases, and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $505.6 million and $17.4 million, respectively.  The following table summarizes the Company’s lease intangible assets and liabilities as of September 30, 2016 (in thousands):

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$595,350	$(108,614)	$486,736
Below-market ground leases, net	11,766	(254)	11,512
Above-market leases, net	8,964	(1,648)	7,316
Total	$616,080	$(110,516)	$505,564

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$20,045	$(2,687)	$17,358
Total	$20,045	$(2,687)	$17,358

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

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.3 million for the three months ended September 30, 2016 and $0.2 million for the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  For the nine months ended September 30, 2016, amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.9 million.  Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2016	$(248)
2017	(991)
2018	(991)
2019	(964)
2020	(830)
2021	(817)

Amortization of acquired below-market ground leases resulted in additional property expense of $50 thousand for the three months ended September 30, 2016 and $50 thousand for the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  For the nine months ended September 30, 2016, amortization of acquired below-market ground leases resulted in additional property expense of $150 thousand.  Future amortization of below-market ground leases is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2016	$51
2017	203
2018	203
2019	203
2020	203
2021	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $27.4 million for the three months ended September 30, 2016 and $18.4 million for the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  For the nine months ended September 30, 2016, amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $72.1 million.  Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2016	$37,422
2017	69,997
2018	68,021
2019	65,617
2020	63,290
2021	55,697

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

As of September 30, 2016, the GGP JV had submitted recapture notices related to Pembroke Lakes Mall in Pembroke Pines, FL, Valley Plaza Mall in Bakersfield, CA, Staten Island Mall in Staten Island, NY and Coronado Mall in Albuquerque, NM.  Subsequent to September 30, 2016, the GGP JV announced plans to recapture space at five additional locations according to a specific schedule, including Oakbrook Center in Oak Brook, IL, The Mall at Columbia in Columbia, MD, Natick Collection in Natick, MA, Paramus Park in Paramus, NJ and Alderwood in Lynnwood, WA.  The GGP JV will recapture 100% of the space currently occupied by Sears Holdings at Alderwood and Paramus Park, while Sears Holdings will continue to occupy a downsized space at the other locations.

No recaptures notices have been submitted related to properties in the Macerich JV or the Simon JV.

The Company’s investments in unconsolidated joint ventures at September 30, 2016, consisted of (in thousands, except for number of properties):

	# of	Total	Initial	Seritage %
Joint Venture	Properties	GLA	Investment	Ownership
GGP JV	12	2,162	$165,000	50%
Macerich JV	9	1,574	150,000	50%
Simon JV	10	1,714	114,012	50%
Total	31	5,450	$429,012

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the Company’s deferral of the unconsolidated joint venture’s profits from land sales to the Company; or other items. There were no joint venture impairment charges during the three months ended September 30, 2016 or the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  There were no joint venture impairment charges during the nine months ended September 30, 2016.

The following table presents combined condensed financial data for all of the Company’s unconsolidated joint ventures as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$214,109	$214,726
Buildings and improvements	600,642	603,265
Accumulated depreciation	(48,256)	(24,111)
	766,495	793,880
Construction in progress	6,740	1,481
Net investment in real estate	773,235	795,361
Cash and cash equivalents	22,743	19,903
Tenant and other receivables, net	5,088	4,990
Other assets, net	16,019	30,506
Total assets	$817,085	$850,760

LIABILITIES AND EQUITY
Liabilities
Accounts payable, accrued expenses and other liabilities	$11,761	$13,973
Total liabilities	11,761	13,973

Equity
Additional paid in capital	796,334	823,923
Retained earnings	8,990	12,864
Total equity	805,324	836,787
Total liabilities and equity	$817,085	$850,760

		July 7, 2015
	Three Months Ended	(date operations commenced) to	Nine Months Ended
	September 30,	September 30,	September 30,
	2016	2015	2016
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$16,266	$16,932	$50,113
Property operating expenses	(3,103)	(4,208)	(9,703)
Depreciation and amortization	(10,382)	(7,133)	(31,304)
Operating income	2,781	5,591	9,106
Other expenses	212	(151)	(117)
Net income	$2,993	$5,440	$8,989
Equity in income of unconsolidated joint ventures	$1,497	$2,720	$4,495

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

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal.  As of September 30, 2016, the annual base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $134.2 million.  In each of the initial and first two renewal terms, annual base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year.  For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

Revenues from the Master Lease for the three and nine months ended September 30, 2016 are as follows (in thousands and excluding the effect of straight-line rent):

		July 7, 2015
	Three Months Ended	(date operations commenced) to	Nine Months Ended
	September 30,	September 30,	September 30,
	2016	2015	2016
Rental income	$33,378	$31,339	$99,846
Tenant reimbursements	10,627	12,107	41,895
Total revenue	$44,005	$43,446	$141,741

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

As of September 30, 2016, the Company had exercised its recapture rights with respect to 15 properties as follows:

Property	Recapture Type	Notice Date
Braintree, MA	100%	November 2015
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015
San Antonio, TX	Auto center	March 2016
Bowie, MD	Auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Albany, NY	Auto center	May 2016
Fairfax, VA	Partial + auto center	May 2016
Wayne, NJ	Partial	May 2016
Ft. Wayne, IN	Out parcel	July 2016
Orlando, FL	100%	July 2016
Anderson, SC	Partial	July 2016
West Jordan, UT	Partial	July 2016
Madison, WI	Partial + auto center	July 2016
North Hollywood, CA	Partial	July 2016

Subsequent to September 30, 2016, the Company submitted seven additional recapture notices as follows:

Property	Recapture Type	Notice Date
Warwick, RI	Auto center	October 2016
Rehoboth Beach, DE	Partial	October 2016
Charleston, SC	Partial	October 2016
West Hartford, CT	100%	October 2016
St. Petersburg, FL	100%	October 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016

The Master Lease also provides for certain rights to Sears Holdings to terminate the Master Lease with respect to Wholly Owned Properties that cease to be profitable for operation by Sears Holdings.  In order to terminate the Master Lease with respect to a certain property, Sears Holdings must make a payment to the Company of an amount equal to one year of rent (together with taxes and other expenses) with respect to such property.  Sears Holdings must provide notice of not less than 90 days of their intent to exercise such termination right and such termination right will be limited so that it will not have the effect of reducing the fixed rent under the Master Lease by more than 20% per annum.

During the three months ended September 30, 2016, Sears Holdings provided notice that it intends to exercise its right to terminate the Master Lease with respect to 17 stores totaling 1.7 million square feet of gross leasable area.  The aggregate annual base rent at these stores is approximately $5.9 million, or 2.7% of the Company's total annual base rent as of September 30, 2016, including all signed leases.  Sears Holdings will continue to pay Seritage rent until it vacates the stores which is expected to occur in January 2017, and will also pay Seritage a termination fee equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expenses.

The 17 properties to be terminated are as follows:

Property	Square Feet
Cullman, AL	98,500
Sierra Vista, AZ	86,100
Thornton, CO	190,200
Chicago, IL	118,800
Springfield, IL	84,200
Elkhart, IN	86,500
Merrillville, IN	108,300
Houma, LA	96,700
New Iberia, LA	91,700
Alpena, MI	118,200
Manistee, MI	87,800
Sault Sainte Marie, MI	92,700
Kearney, NE	86,500
Deming, NM	96,600
Harlingen, TX	91,700
Yakima, WA	97,300
Riverton, WY	94,800
Total square feet	1,726,600

Note 7 – Mortgage Loans Payable

On July 7, 2015, pursuant to the Transaction, the Company entered into a mortgage and mezzanine loan agreement (collectively, the “Loan Agreements”), providing for term loans in an initial principal amount of approximately $1.16 billion (collectively, the “Mortgage Loans”) and a $100 million future funding facility (the “Future Funding Facility”), which the Company expects to be available to finance the redevelopment of properties in its portfolio from time to time, subject to satisfaction of certain conditions.  As of September 30, 2016, the total principal amounts outstanding under the Mortgage Loans and the Future Funding Facility were $1,161 million and $19.3 million, respectively, and $80.7 million remained available under the Future Funding Facility for future draws by the Company.

Interest under the Mortgage Loans is due and payable on the payment dates, and all outstanding principal amounts are due when the loan matures on the payment date in July 2019, pursuant to the Loan Agreements.  The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions.  Borrowings under the Mortgage Loans bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of September 30, 2016, a weighted-average spread of 465 basis points; payments are made monthly on an interest-only basis.  The weighted-average interest rates for the Mortgage Loans for the three and nine months ended September 30, 2016 were 5.24% and 5.19%, respectively.  The Loan Agreements contain a yield maintenance provision for the early extinguishment of the debt before January 2018.

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

The Company and the servicer for our Mortgage Loans have reached an agreement-in-principle to resolve a disagreement regarding one of the cash flow sweep provisions in our Loan Agreements.  The agreement-in-principle is expected to be reflected in an amendment to the Loan Agreements, pursuant to which (if finalized) the Company may post additional collateral to a redevelopment reserve, may extend the spread maintenance provision for the prepayment of the loan and may agree to a scheduled draw down of the Future Funding Facility. There can be no assurance that the amendment will be completed or that, if it is not, the servicer will not seek to impose a cash flow sweep.

Were a cash flow sweep to be imposed (and for so long as a cash flow sweep period is imposed), the Company potentially could be constrained in its ability to use cash generated by the Wholly Owned Properties.  In addition, during the pendency of the cash flow sweep, the lender would have certain consent rights over, among other things, the Company’s annual budget and variances thereto, redevelopment budgets and variances thereto, and capital improvements requiring capital expenditures that are not consistent with the approved annual budget or an approved redevelopment plan and budget.  While the imposition of a cash flow sweep potentially could limit its operational flexibility, the Company does not believe that the mere imposition of a cash flow sweep, at present, would materially disrupt its business or operations.

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

The Company incurred $21.4 million of debt issuance costs related to the Mortgage Loans which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and amortized over the term of the Loan Agreements.  As of September 30, 2016, the unamortized balance of the Company’s debt issuance costs was $14.8 million.

Note 8 – Income Taxes

The Company has elected to be taxed as a REIT as defined under Section 856(c) of the Internal Revenue Code (the “Code”) for federal income tax purposes and expects to continue to qualify as a REIT.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to currently distribute at least 90% of its adjusted REIT taxable income to its shareholders.

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

Level 1 - quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities

Level 2 - observable prices based on inputs not quoted in active markets, but corroborated by market data

Level 3 - unobservable inputs used when little or no market data is available

The fair value hierarchy gives the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.  In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible.  The Company also considers counterparty credit risk in its assessment of fair value.

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 input.  The Company’s derivative instruments as of September 30, 2016 consisted of an interest rate cap.  The Company utilizes an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at September 30, 2016 was approximately $0.2 million and is included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.  The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three and nine months ended September 30, 2016, the Company recorded losses of $47 thousand and $1.9 million, respectively, related to the change in fair value of the interest rate cap.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and mortgages payable.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value.  The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of September 30, 2016 and September 30, 2015, the estimated fair value of the Company’s debt was $1.2 billion, which approximated the carrying value at such date as the current risk-adjusted rate approximates the stated rates on the Company’s mortgages.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs, including removal, remediation, government fines, and injuries to persons and property.  The Company does not believe that any resulting liability from such matters will have a material effect on the consolidated financial position, results of operations, or liquidity of the Company.  Under the Master Lease, Sears Holdings has indemnified the Company from certain environmental liabilities at the Wholly Owned Properties existing before, or caused by Sears Holdings during, the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings).  As of September 30, 2016, the Company had approximately $11.8 million of restricted cash in a lender reserve account to fund potential environmental costs that were identified during due diligence related to the Transaction.

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

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”).  On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint in the Action against the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage.  On July 12, 2016, the plaintiffs filed a verified consolidated amended stockholder derivative complaint (the “Amended Complaint”) against the same defendants and asserting substantially the same claims as set forth in the complaint filed in October 2015.  The plaintiffs have brought the Action derivatively on behalf of Sears Holdings, which is named as a nominal defendant, and allege that the Sears Holdings directors, as well as ESL and Edwards S. Lampert (in their capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed.  The Amended Complaint also alleges that Seritage and FCM aided and abetted these alleged fiduciary breaches.  Among other forms of relief, the Amended Complaint seeks damages in unspecified amounts.  In October 2016, following mediation, the parties reached an agreement-in-principle to settle the Action, subject to the negotiation and execution of settlement documentation, customary releases of defendants, final court approval, and other customary conditions.  Pursuant to the settlement, the defendants and the D&O insurers for the individual members of the Sears Holdings’ Board of Directors have agreed to pay (assuming satisfaction of all conditions) $40 million, of which Seritage has agreed to pay $19 million.  The defendants continue to deny the claims asserted and will enter into the settlement solely to avoid the burden, expense, distraction, and inherent risk in and of litigation.  While there can be no assurance that the agreement-in-principle will result in a definitive, court-approved agreement, the Company has determined that its liability is both probable and estimable as a result of the agreement-in-principle and has recorded a litigation charge of $19.0 million for the three months ended September 30, 2016.  The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and, if the settlement is not approved, intends to contest the Action vigorously.

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

For purposes of funding the purchase price for the acquisition of the Wholly Owned Properties and the JV Interests from Sears Holdings, the Company effected the Rights Offering to existing Sears Holdings shareholders, including ESL.  As of September 30, 2016, ESL held an approximately 43.3% interest in Operating Partnership and approximately 3.8% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

Transition Services Agreement

On July 7, 2015, the Operating Partnership and Sears Holdings Management Corporation (“SHMC”), a wholly owned subsidiary of Sears Holdings, entered into a transition services agreement (the “Transition Services Agreement” or “TSA”).  Pursuant to the TSA, SHMC will provide certain limited services to the Operating Partnership during the period from the closing of the Transaction through the 18-month anniversary of the closing, unless the Operating Partnership terminates the agreement.  During the three months ended September 30, 2016 the Company did not incur any fees under the TSA compared to fees of approximately $0.1 million during the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  During the nine months ended September 30, 2016, the services provided by SHMC were limited to specific accounting and tax services, substantially all of which were in support of the Company’s 2015 year-end activities.  Fees incurred for these services were approximately $0.1 million and are included in general and administrative expenses on the condensed consolidated statements of operations.  SHMC does not provide the Company with any business managerial, leasing, development or construction services or direct any of the Company’s business, financial, or strategic policies or decisions.

Sears Holding Corporation

During the nine months ended September 31, 2016, Sears Holdings made direct payments to various utility providers with respect to utility expenses due at certain Wholly Owned Properties covered under the Master Lease.  Pursuant to the Master Lease, Sears Holdings also remits monthly installment payments to the Company for the payment of certain utility expenses.  As such, the amounts remitted directly to the utility providers by Sears Holdings were deemed overpayments that were to be returned to Sears Holdings.  As of September 30, 2016, these amounts totaled $6.1 million and are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheet.

Note 12 – Non-Controlling Interests

Partnership Agreement

On July 7, 2015, Seritage and ESL entered into the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”).  Pursuant to the Partnership Agreement, as the sole general partner of the Operating Partnership, Seritage exercises exclusive and complete responsibility and discretion in its day-to-day management, authority to make decisions, and control of the Operating Partnership, and may not be removed as general partner by the limited partners.  As of September 30, 2016, the Company held a 56.7% interest in the Operating Partnership and ESL held a 43.3% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 13 – Shareholders’ Equity

Dividends and Distributions

On November 1, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ending December 31, 2016.  The holders of Operating Partnership units are entitled to an equal distribution per Operating Partnership unit held on December 31, 2016.  These amounts will be paid on January 12, 2017.

On August 2, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ended September 30, 2016.  The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held on September 30, 2016. The dividends and distributions payable are recorded as liabilities on the Company's consolidated balance sheet at September 30, 2016.  The dividend has been reflected as a reduction of shareholders' equity, and the distribution has been reflected as a reduction of the limited partners' non-controlling interest.  These amounts were paid on October 13, 2016.

On May 3, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ending June 30, 2016.  The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held on June 30, 2016.  These amounts were paid on July 14, 2016.

On March 8, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ended March 31, 2016.  The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held on March 31, 2016.  These amounts were paid on April 14, 2016.

On December 17, 2015, the Company declared a cash dividend of $0.50 per Class A and Class C common share for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.  The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held on December 31, 2015.  These amounts were paid on January 14, 2016.

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)		July 7, 2015
	Three Months Ended	(date operations commenced) to	Nine Months Ended
	September 30,	September 30,	September 30,
	2016	2015	2016
Numerator - Basic and Diluted
Net loss	$(37,247)	$(31,853)	$(64,526)
Net loss attributable to non-controlling interests	16,145	13,552	27,972
Net loss attributable to common shareholders	$(21,102)	$(18,301)	$(36,554)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	25,671	24,699	25,443
Weighted average Class C common shares outstanding	5,748	6,685	5,971
Weighted average Class A and Class C common shares outstanding	31,419	31,384	31,414

Net loss per share attributable to Class A and Class C common shareholders	$(0.67)	$(0.58)	$(1.16)

No adjustments were made to the numerator for the three months ended September 30, 2016, the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015, or the nine months ended September 30, 2016 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended September 30, 2016, the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015, or the nine months ended September 30, 2016 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of September 30, 2016, there were 216,348 non-vested restricted shares and share units outstanding.

Note 15 – Stock Based Compensation

On July 7, 2015, the Company adopted the Seritage Growth Properties 2015 Share Plan (the “Plan”). The number of shares of common stock reserved for issuance under the Plan is 3,250,000. The Plan provides for grants of restricted shares, share units, other share-based awards, options, and share appreciation rights, each as defined in the Plan (collectively, the "Awards"). Directors, officers, other employees, and consultants of the Company and its subsidiaries and affiliates are eligible for Awards.

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

The following table summarizes restricted share activity for the nine months ended September 30, 2016:

	Nine Months Ended September 30, 2016
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	221,484	$37.18

Restricted shares granted	23,324	46.48
Restricted shares vested	(28,460)	31.18
Restricted shares forfeited	-	-

Unvested restricted shares at end of period	216,348	$38.98

The Company recognized $0.3 million in compensation expense related to the restricted shares for the three months ended September 30, 2015 compared to $0.7 million for the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  The Company recognized $0.8 million in compensation expense related to the restricted shares for the nine months ended September 30, 2016.  Such expenses are included in general and administrative expenses on the Company's condensed consolidated statements of operations.  As of September 30, 2016, there were approximately $8.5 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 2.7 years.

Note 16 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Accrued real estate taxes	$25,407	$25,333
Litigation reserve	19,000	-
Below-market leases	17,358	18,986
Dividends payable	14,659	27,894
Prepaid rental income	13,558	1,331
Accounts payable and accrued expenses	12,893	13,793
Environmental reserve	11,596	11,824
Deferred maintenance	7,001	10,281
Accrued interest	2,727	2,748
Sears Holdings payable	6,084	8,670
Total accounts payable, accrued expenses and other liabilities	$130,283	$120,860

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of September 30, 2016, our portfolio included approximately 42.4 million square feet of gross leasable area (“GLA”), consisting of 235 Wholly Owned Properties totaling approximately 37.0 million square feet of GLA across 49 states and Puerto Rico, and interests in 31 JV Properties totaling over 5.4 million square feet of GLA across 17 states.

As of September 30, 2016, we leased a substantial majority of the space in our portfolio at all but 14 of the Wholly Owned Properties (such 14 properties, the “Third-Party Properties”) to Sears Holdings under the Master Lease, with the remainder of such space leased to third-party tenants.  The Third-Party Properties, which do not contain a Sears Holdings store or have any space leased to Sears Holdings, are leased solely to third-party tenants.  A substantial majority of the space at the JV Properties is also leased to Sears Holdings under the JV Master Leases.

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

The Master Lease provides us with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at the 224 Wholly Owned Properties initially included in the Master Lease (subject to certain exceptions and limitations).  In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, and all outparcels or outlots and certain portions of parking areas and common areas.  Upon exercise of this recapture right, we will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to third-party tenants on potentially superior terms determined by us and for our own account.  We also have the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings, after which we expect to be able to reposition and re-lease those stores on potentially superior terms determined by us and for our own account.  As of September 30, 2016, we had exercised recapture rights at 15 properties, including four properties at which we held 100% recapture rights and four properties at which we only recaptured automotive care centers.

With respect to the JV Properties, each JV Master Lease provides for similar recapture rights as the Master Lease governing the Company’s Wholly Owned Properties.  As of September 30, 2016, the GGP JV had submitted recapture notices for four properties.

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

Rental Income

For the three months ended September 30, 2016, the Company recognized total rental income of $45.6 million as compared to $41.4 million for the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  The $4.2 million increase was primarily due to additional days in the reporting period, new rents from completed redevelopments and the annual increase in base rent under the Master Lease, offset by reduced base rent under the Master Lease as a result of recapture activity.

Straight-line rent for the three months ended September 30, 2016 was $3.0 million and other adjustments were approximately $0.2 million. For the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015, straight-line rent was $3.9 million and other adjustments were approximately $0.2 million.  The reduction in straight-line rent was primarily due to the amortization, during the three months ended September 30, 2016, of accrued rental revenues related to the straight-line method of reporting that are deemed uncollectable as result of recapture activity.

For the nine months ended September 30, 2016, the Company recognized total rental income of $136.7 million, including straight-line rent of $11.2 million and other adjustments of approximately $0.7 million.

Our earnings are primarily the result of the rental revenue generated through rent payments from Sears Holdings under the Master Lease.  During the three months ended September 30, 2016, and excluding the effect of straight-line rent, the rental income attributable directly to Sears Holdings was $33.4 million, or approximately 79.0% of total rental income earned in the period.  For the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015, the comparable rental income attributable directly to Sears Holdings was $31.3 million, or approximately 84.0% of total rental income earned in the period.

During the nine months ended September 30, 2016, and excluding the effect of straight-line rent, the rental income attributable directly to Sears Holdings was $99.8 million, or approximately 80.0% of total rental income earned in the period.

In addition to revenue generated under the Master Lease through rent payments from Sears Holdings, we generate revenue through direct leases to third-party tenants for space at our properties.  During the three months ended September 30, 2016, and excluding the effect of straight-line rent, the rental income attributable to third-party tenants was $9.0 million, or approximately 21.0% of total rental income earned in the period.  For the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015, the comparable rental income attributable to third-party tenants was $5.9 million, or approximately 16.0% of total rental income earned in the period.

During the nine months ended September 30, 2016, and excluding the effect of straight-line rent, the rental income attributable to third-party tenants was $25.0 million, or approximately 20.0% of total rental income earned in the period.

On an annual basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to third-party tenants would have represented approximately 31.4% of total annual base rental income as of September 30, 2016.

Tenant Reimbursements and Property Operating Expenses

Pursuant to the provisions of the Master Lease and many third-party leases, the Company is entitled to be reimbursed for certain property related expenses.  For the three months ended September 30, 2016, the Company recorded tenant reimbursement income of $12.0 million, compared to property operating expenses and real estate tax expense aggregating $12.5 million.  For the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015, the Company recorded tenant reimbursement income of $12.7 million, compared to property operating expenses and real estate tax expense aggregating $13.6 million.  The reductions in both tenant reimbursement income and property operating expenses were primarily due to adjustments resulting from the reconciliation, during the three months ended September 30, 2016, of certain expenses and reimbursement payments made by Sears Holdings pursuant to the Master Lease.

For the nine months ended September 30, 2016, the Company recorded tenant reimbursement income of $45.7 million, compared to property operating expenses and real estate tax expense aggregating $48.3 million.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets.  For the three months ended September 30, 2016, the Company incurred depreciation and amortization expense of $44.5 million as compared to depreciation and amortization expense of $32.9 million for the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  The increase of $11.6 million was primarily due to additional days in the reporting period and the accelerated amortization, during the three months ended September 30, 2016, of certain lease intangible assets as result of recapture activity.

For the nine months ended September 30, 2016, the Company incurred depreciation and amortization expense of $121.4 million.

For the three and nine months ended September 30, 2016, approximately $9.0 million and $17.7 million, respectively, of amortization expense was attributable to the recapture of space from Sears Holdings.  Such recaptures are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including stock-based compensation, professional fees, office expenses and overhead expenses.  For the three months ended September 30, 2016, the Company incurred general and administrative expenses of $4.2 million compared to general and administrative expenses of $5.8 million for the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  The period from July 7, 2015 (Date Operations Commenced) to September 30, 2015 included $1.8 million of up-front personnel costs related to the hiring of certain executives.

For the nine months ended September 30, 2016, the Company incurred general and administrative expenses of $13.1 million, of which approximately $0.3 million consisted of up-front personnel costs related to the hiring of certain employees.

Litigation Charge

In October 2016, an agreement-in-principle was reached to settle a legal action to which we were a party, subject to the negotiation and execution of settlement documentation, customary releases of defendants, final court approval, and other customary conditions (see Note 10).  The defendants, including the Company, continue to deny the claims asserted and will enter into the settlement solely to avoid the burden, expense, distraction, and inherent risk in and of litigation.  While there can be no assurance that the agreement-in-principle will result in a definitive, court-approved agreement, we have determined that the Company’s liability is both probable and estimable as a result of the agreement-in-principle.  Accordingly, we have recorded a charge of $19.0 million, representing the Company’s share of the settlement as contemplated, for the three months ended September 30, 2016.

Acquisition-Related Expenses

The Company did not incur any acquisition-related expenses during the three months ended September 30, 2016 as compared to acquisition-related expenses of $18.3 million for the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  For the nine months ended September 30, 2016, the Company recorded less than $0.1 million of remaining legal costs related to the Transaction.  These costs are included in acquisition-related expenses on the condensed consolidated statements of operations.

Interest Expense

For the three months ended September 30, 2016, the Company incurred $15.9 million of interest expense related to the Mortgage Loans as compared to interest expense of $14.8 million for the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  Both periods included amortization of debt issuance costs of approximately $1.3 million.  For the nine months ended September 30, 2016, the Company incurred $47.3 million of interest expense related to the Mortgage Loans, including amortization of debt issuance costs in the amount of $4.0 million.

Unrealized Loss on Interest Rate Cap

For the three months ended September 30, 2016, the Company recorded an unrealized loss of $47 thousand related to the change in fair value of the interest rate cap associated with its Mortgage Loan as compared to a loss of $2.8 million for the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015.  For the nine months ended September 30, 2016, the Company recorded an unrealized loss of $1.9 million.  As of September 30, 2016, the interest rate cap had a fair value of approximately $0.2 million as compared to $2.2 million on September 30, 2015.

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent.  Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, and distributions to shareholders and unitholders.  We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $90.0 million of unrestricted cash, $81.8 million of restricted cash, and $80.7 million of borrowing capacity under our Future Funding Facility as of September 30, 2016.  We may also raise capital through public or private issuances of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as other capital raising activities such as asset sales or joint ventures.

The Company and the servicer for our Mortgage Loans have reached an agreement-in-principle to resolve a disagreement regarding one of the cash flow sweep provisions in our Loan Agreements. The agreement-in-principle is expected to be reflected in an amendment to the Loan Agreements, pursuant to which (if finalized) the Company may post additional collateral to a redevelopment reserve, may extend the spread maintenance provision for the prepayment of the loan and may agree to a scheduled draw down of the Future Funding Facility. There can be no assurance that the amendment will be completed or that, if it is not, the servicer will not seek to impose a cash flow sweep.

Pursuant to the Loan Agreements, all of the rent and other revenue that the Company collects from the Wholly Owned Properties are transferred into an account that the Company owns (but that is controlled by its lenders), known as the “cash management account.”  The funds placed in the cash management account are disbursed on each monthly payment date by the servicer to fund specified reserves (for items such as taxes, insurance, and capital expenditures) and to pay debt service and servicing fees.  In the absence of a cash flow sweep, all remaining funds from the cash management account are then disbursed to the Company.  During a cash flow sweep, only budgeted operating expenses are disbursed to the Company and any remaining excess funds are deposited into a redevelopment reserve and/or a cash flow sweep reserve, each of which are controlled by the lender.  Amounts in the redevelopment reserve are available for disbursement to fund approved redevelopment costs and amounts in the cash flow sweep reserve are credited against the Company’s liquidity requirements and can, in certain instances, be used in part to meet its dividend requirements.

The Company believes it is currently in compliance with all material terms and conditions of the Loan Agreements.  While the imposition of a cash flow sweep potentially could limit its operational flexibility, the Company does not believe that the mere imposition of a cash flow sweep, at present, would materially disrupt its business or operations.

Summary of Cash Flows

Net cash provided by operating activities for the nine months ended September 30, 2016 was $99.1 million and included (i) $59.2 million of cash from operating income and (ii) a $39.9 million net increase in cash due to the timing of cash receipts and payments related to changes in operating assets and liabilities.  Net cash provided by operating activities for the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015 was $7.5 million and included (i) $1.7 million of cash from operating income (net of acquisition-related expenses of $18.3 million) and (ii) a $5.8 million net increase in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities.

Net cash used in investing activities for the nine months ended September 30, 2016 was $35.5 million which reflected property redevelopment activity, including that which was funded with capital held in a reserve account for certain redevelopment projects.  The reserve account is included in restricted cash on the Company’s condensed consolidated balance sheets.  Net cash used in investing activities for the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015 was $2.7 billion which was primarily a result of the Transaction.

Net cash used in financing activities for the nine months ended September 30, 2016 was $36.4 million which was primarily due to $19.2 million of borrowings under the Company’s Future Funding Facility and $55.6 million of dividends and distributions paid during this time period.  Net cash provided by financing activities for the period from July 7, 2015 (Date Operations Commenced) to September 30, 2015 was $2.8 billion and included (i) $1.6 billion of gross cash proceeds from the issuance of common stock and non-controlling interests; (ii) $1.2 billion of gross cash proceeds from the issuance of the Mortgage Loans; and (iii) $29.5 million of offering and financing costs.

Dividends and Distributions

On November 1, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ending December 31, 2016.  The holders of Operating Partnership units are entitled to an equal distribution per Operating Partnership unit held on December 31, 2016.  The dividends and distributions payable are recorded as liabilities on the Company's condensed consolidated balance sheet at September 30, 2016.  The dividend has been reflected as a reduction of shareholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest.  These amounts will be paid on January 12, 2017.

On August 2, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ended September 30, 2016.  The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held as of September 30, 2016.  These amounts were paid on October 13, 2016.

On May 3, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ended June 30, 2016.  The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held on June 30, 2016. These amounts were paid on July 14, 2016.

On March 8, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ended March 31, 2016.  The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held on March 31, 2016.  These amounts were paid on April 14, 2016.

On December 17, 2015, the Company declared a cash dividend of $0.50 per Class A and Class C common share for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.  The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held on December 31, 2015.  These amounts were paid on January 14, 2016.

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

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”).  On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint in the Action against the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage.  On July 12, 2016, the plaintiffs filed a verified consolidated amended stockholder derivative complaint (the “Amended Complaint”) against the same defendants and asserting substantially the same claims as set forth in the complaint filed in October 2015.  The plaintiffs have brought the Action derivatively on behalf of Sears Holdings, which is named as a nominal defendant, and allege that the Sears Holdings directors, as well as ESL and Edward S. Lampert (in their capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed.  The Amended Complaint also alleges that Seritage and FCM aided and abetted these alleged fiduciary breaches.  Among other forms of relief, the Amended Complaint seeks damages in unspecified amounts.  In October 2016, following mediation, the parties reached an agreement-in-principle to settle the Action, subject to the negotiation and execution of settlement documentation, customary releases of defendants, final court approval, and other customary conditions.  Pursuant to the settlement, the defendants and the D&O insurers for the individual members of the Sears Holdings’ Board of Directors have agreed to pay (assuming satisfaction of all conditions) $40 million, of which Seritage has agreed to pay $19 million.  The defendants continue to deny the claims asserted and will enter into the settlement solely to avoid the burden, expense, distraction, and inherent risk in and of litigation.  While there can be no assurance that the agreement-in-principle will result in a definitive, court-approved agreement, the Company has determined that its liability is both probable and estimable as a result of the agreement-in-principle and has recorded a litigation charge of $19.0 million for the three months ended September 30, 2016.  The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and, if the settlement is not approved, intends to contest these lawsuits vigorously.

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of September 30, 2016 and December 31, 2015, we did not have any off-balance sheet financing arrangements.

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts.  The table below summarizes the Company’s current redevelopment pipeline:

(dollars in thousands)			Total	Total
			Estimated	Estimated	Estimated	Estimated
		Total Project	Development	Project	Construction	Substantial
Property	Description	Square Feet	Cost (1)	Cost (1)	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and small shop retail	29,100	$3,900	$3,900	Underway	Q4 2016
Braintree, MA	100% recapture; redevelopment of existing building to be anchored by Nordstrom Rack and Saks OFF 5th	90,000	11,700	12,100	Underway	Q4 2016
Honolulu, HI	100% recapture; redevelopment of existing building for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	8,500	19,700	Underway	Q2 2017
San Antonio, TX	Recapture and repurpose auto center space for Orvis, Jared's Jeweler and small shop retail	18,900	3,300	3,300	Underway	Q2 2017
Memphis, TN	100% recapture; demolish and construct new buildings for Nordstrom Rack, Ulta Beauty, additional junior anchors, small shop retail and restaurants	135,200	24,100	25,200	Underway	Q3 2017
Ft. Wayne, IN	Site densification; new outparcel for BJ's Brewhouse	7,600	1,100	1,100	Q4 2016	Q2 2017
Albany, NY	Recapture and repurpose auto center space for BJ's Brewhouse and additional restaurants	28,000	5,700	5,700	Q4 2016	Q3 2017
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	8,200	1,900	1,900	Q4 2016	Q3 2017
Hagerstown, MD	Recapture and repurpose auto center space for BJ's Brewhouse and additional restaurants	15,400	2,700	2,700	Q4 2016	Q4 2017
Wayne, NJ	Partial recapture; redevelopment of existing store for Dave & Busters, additional junior anchors and restaurants	111,300	21,100	21,100	Q1 2017	Q4 2017
Fairfax, VA	Partial recapture; redevelopment of existing store and attached auto center for Dave & Busters, additional junior anchors and restaurants	110,300	18,600	18,600	Q1 2017	Q4 2017
Madison, WI	Partial recapture; redevelopment of existing store for Dave & Busters, additional junior anchors, small shop retail and restaurants	75,300	14,200	14,200	Q1 2017	Q4 2017
West Jordan, UT	Partial recapture; redevelopment of existing store and attached auto center for Burlington Stores and small shop retail	81,400	10,800	10,800	Q1 2017	Q4 2017
Warwick, RI	Recapture and repurpose auto center space for BJ's Brewhouse and additional retail	27,900	4,500	4,500	Q1 2017	Q4 2017
Roseville, MI	Partial recapture; redevelopment of existing store for At Home	100,400	5,400	5,400	Q1 2017	Q4 2017
Troy, MI	Partial recapture; redevelopment of existing store for At Home	100,000	5,500	5,500	Q1 2017	Q4 2017
West Hartford, CT	100% recapture; redevelopment of existing building for REI and other junior anchors	147,600	26,500	27,200	Q1 2017	Q1 2018
Anderson, SC	Partial recapture; redevelopment of existing building for Burlington Stores	124,300	7,600	7,600	Q2 2017	Q4 2017
North Hollywood, CA	Partial recapture; redevelopment of existing store for Burlington Stores and additional junior anchors	79,800	12,300	12,300	Q2 2017	Q1 2018

(dollars in thousands)			Total	Total
			Estimated	Estimated	Estimated	Estimated
		Total Project	Development	Project	Construction	Substantial
Property	Description	Square Feet	Cost (1)	Cost (1)	Start	Completion
Charleston, SC	Partial recapture; redevelopment of existing store and detached auto center for Burlington Stores and additional retail	71,700	11,000	11,000	Q2 2017	Q1 2018
Rehoboth Beach, DE	Partial recapture; redevelopment of existing store to be anchored by Christmas Tree Shops and That! and PetSmart	56,700	8,600	8,600	Q2 2017	Q1 2018
Orlando, FL	100% recapture; demolish and construct new buildings for Floor & Décor, Orchard Supply Hardware, small shop retail and restaurants	139,200	19,600	19,900	Q2 2017	Q2 2018
Springfield, IL	Sears termination property; redevelopment of existing store for Burlington Stores, Outback Steakhouse, additional junior anchors and small shop retail	133,400	13,900	13,900	Q2 2017	Q2 2018
St. Petersburg, FL	100% recapture; demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart and additional junior anchors, small shop retail and restaurants	142,400	21,300	22,900	Q2 2017	Q2 2018
Kearney, NE	Sears termination property; redevelopment of existing store for PetSmart and additional junior anchors	92,500	7,400	7,400	Q2 2017	Q2 2018
Total		2,005,600	$271,200	$286,500

(1)	Total estimated development cost exclude, and total estimated project cost include, termination fees to recapture 100% of the property.

We plan to fund these projects with available cash balances, cash flow from operations, draws against the Future Funding Facility, and other potential capital raising activities.

The Company also acquired 15 retenanting or redevelopment projects that were in various stages of development at the closing of the Transaction.  Of the 15 projects acquired by the Company, eleven have been completed and delivered to tenants as of September 30, 2016.  The remaining four projects, representing a total Company investment of approximately $8.6 million, are in process and have approximately $5.7 million remaining to be deployed as of September 30, 2016.  Capital for these projects is held in a reserve account put in place at the closing of the Company’s formation transaction and is included in restricted cash on the Company’s condensed consolidated balance sheets.

Non-GAAP Supplemental Financial Measures and Definitions

The Company makes reference to NOI, Total NOI, FFO, Company FFO, EBITDA and Adjusted EBITDA.

Net Operating Income ("NOI") and Total NOI

We define NOI as income from property operations less property operating expenses.  Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's depiction of NOI may not be comparable to other REITs.  We believe NOI provides useful information regarding the Company, its financial condition, and results of operations because it reflects only those income and expense items that are incurred at the property level.

The Company also uses Total NOI, which includes its proportional share of unconsolidated properties.  We believe this form of presentation offers insights into the financial performance and condition of the Company as a whole given our ownership of unconsolidated properties that are accounted for under GAAP using the equity method.  We also consider Total NOI to be a helpful supplemental measure of our operating performance because it excludes from NOI items such as straight-line rent, and amortization of intangibles resulting from acquisition accounting.

Due to the adjustments noted, NOI and Total NOI should only be used as an alternative measure of the Company's financial performance.

Earnings Before Interest Expense, Income Tax, Depreciation, and Amortization ("EBITDA") and Adjusted EBITDA

We define EBITDA as net income less depreciation, amortization, interest expense and provision for income and other taxes.  EBITDA is a commonly used measure of performance in many industries, but may not be comparable to measures calculated by other companies.  We believe EBITDA provides useful information to investors regarding our results of operations because it removes the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).  Management also believes the use of EBITDA facilitates comparisons between us and other equity REITs, retail property owners who are not REITs, and other capital-intensive companies.

The Company makes certain adjustments to EBITDA, which it refers to as Adjusted EBITDA, to account for certain non-cash and non-comparable items, such as loss on interest rate cap, litigation charges, acquisition-related expenses, and up-front-hiring and personnel costs, that it does not believe are representative of ongoing operating results.

Due to the adjustments noted, EBITDA and Adjusted EBITDA should only be used as an alternative measure of the Company's financial performance

Funds From Operations ("FFO") and Company FFO

We define FFO using the definition set forth by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO.  FFO is calculated as net income computed in accordance with GAAP, excluding gains (or losses) from property sales, real estate related depreciation and amortization, and impairment charges on depreciable real estate assets.

We consider FFO a helpful supplemental measure of the operating performance for equity REITs and a complement to GAAP measures because it is a recognized measure of performance by the real estate industry.  FFO facilitates an understanding of the operating performance of our properties between periods because it does not give effect to real estate depreciation and amortization which are calculated to allocate the cost of a property over its useful life.  Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, the Company believes that FFO provides investors with a clearer view of the Company's operating performance.

The Company makes certain adjustments to FFO, which it refers to as Company FFO, to account for certain non-cash and non-comparable items, such as loss on interest rate cap, litigations charges, acquisition-related expenses, and up-front-hiring and personnel costs, that it does not believe are representative of ongoing operating results.  The Company previously referred to this metric as Normalized FFO; the definition and calculation remain the same.

Due to the adjustments noted, FFO and Company FFO should only be used as an alternative measure of the Company's financial performance.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

None of NOI, Total NOI, EBITDA, Adjusted EBITDA, FFO and Company FFO are measures that (i) represent cash flow from operations as defined by GAAP; (ii) are indicative of cash available to fund all cash flow needs, including the ability to make distributions; (iii) are alternatives to cash flow as a measure of liquidity; or (iv) should be considered alternatives to net income (which is determined in accordance with GAAP) for purposes of evaluating the Company’s operating performance.  Reconciliations of these measures to the respective GAAP measures we deem most comparable are presented below on a comparative basis for all periods.

The following table reconciles NOI and Total NOI to GAAP net loss for the three and nine months ended September 30, 2016 (in thousands):

		July 7, 2015
	Three Months Ended	(date operations commenced) to	Nine Months Ended
	September 30,	September 30,	September 30,
NOI	2016	2015	2016
Net loss	$(37,247)	$(31,853)	$(64,526)
Depreciation and amortization	44,532	32,935	121,365
General and administrative	4,252	5,782	13,104
Litigation charge	19,000	-	19,000
Acquisition-related expenses	-	18,340	73
Equity in income of unconsolidated joint ventures	(1,497)	(2,720)	(4,495)
Interest and other income	(77)	(38)	(196)
Interest expense	15,931	14,796	47,297
Unrealized loss on interest rate cap	47	2,814	1,898
Provision for income taxes	72	451	412
NOI	$45,013	$40,507	$133,932

Total NOI
NOI	45,013	40,507	133,932
NOI of unconsolidated joint ventures	6,431	6,286	20,057
Straight-line rent adjustment (1)	(3,100)	(4,124)	(11,526)
Above/below market rental income/expense (1)	(257)	(207)	(681)
Total NOI	$48,087	$42,462	$141,782

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles EBITDA and Adjusted EBITDA to GAAP net loss for the three and nine months ended September 30, 2016 (in thousands):

		July 7, 2015
	Three Months Ended	(date operations commenced) to	Nine Months Ended
	September 30,	September 30,	September 30,
EBITDA	2016	2015	2016
Net loss	$(37,247)	$(31,853)	$(64,526)
Depreciation and amortization	44,532	32,935	121,365
Depreciation and amortization (unconsolidated joint ventures)	5,191	3,688	15,653
Interest expense	15,931	14,796	47,297
Provision for income and other taxes	72	451	412
EBITDA	$28,479	$20,017	$120,201

Adjusted EBITDA
EBITDA	$28,479	$20,017	$120,201
Unrealized loss on interest rate cap	47	2,814	1,898
Litigation charge	19,000	-	19,000
Acquisition-related expenses	-	18,340	73
Up-front hiring and personnel costs	-	1,795	328
Adjusted EBITDA	$47,526	$42,966	$141,500

The following table reconciles FFO and Company FFO to GAAP net loss for the three and nine months ended September 30, 2016 (in thousands):

		July 7, 2015
	Three Months Ended	(date operations commenced) to	Nine Months Ended
	September 30,	September 30,	September 30,
Funds from Operations	2016	2015	2016
Net loss	$(37,247)	$(31,853)	$(64,526)
Real estate depreciation and amortization (consolidated properties)	44,307	32,935	120,845
Real estate depreciation and amortization (unconsolidated joint ventures)	5,191	3,688	15,653
FFO attributable to common shareholders and unitholders	$12,251	$4,770	$71,972

FFO per diluted common share and unit	$0.22	$0.09	$1.29

Company Funds from Operations
Funds from Operations attributable to Seritage Growth Properties	$12,251	$4,770	$71,972
Unrealized loss on interest rate cap	47	2,814	1,898
Amortization of deferred financing costs	1,340	1,324	4,020
Litigation charge	19,000	-	19,000
Acquisition-related expenses	-	18,340	73
Up-front hiring and personnel costs	-	1,795	328
Company FFO attributable to common shareholders and unitholders	$32,638	$29,043	$97,291

Company FFO per diluted common share and unit	$0.59	$0.52	$1.75

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	31,419	31,384	31,414
Weighted average OP units outstanding	24,176	24,176	24,176
Weighted average common shares and units outstanding	55,595	55,560	55,590

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2015 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of September 30, 2016, we had $1.2 billion of Mortgage Loans Payable.  The interest rate on the loans is the 30-day LIBOR rate plus a weighted average spread of 465 basis points.  We have purchased a LIBOR interest rate cap that has a LIBOR strike rate of 3.5% and a term of four years.  We are subject to market risk with respect to changes in the LIBOR rate.  An immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $11.8 million.

Fair Value of Debt

The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.  As of September 30, 2016, the estimated fair value of our consolidated debt was $1.2 billion.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 10 of the condensed consolidated financial statements included herein.

Item 1A.	Risk Factors

Information regarding risk factors appears in our 2015 Annual Report on Form 10-K in Part I, Item 1A. Risk Factors.  Other than as noted, there have been no material changes from the risk factors previously disclosed in our 2015 Annual Report on Form 10-K.

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

The Company and the servicer for our Mortgage Loans have reached an agreement-in-principle to resolve a disagreement regarding one of the cash flow sweep provisions in our Loan Agreements. The agreement-in-principle is expected to be reflected in an amendment to the loan agreements, pursuant to which (if finalized) the Company may post additional collateral to a redevelopment reserve, may extend the spread maintenance provision for the prepayment of the loan and may agree to a scheduled draw down of the future funding facility. There can be no assurance that the amendment will be completed or that, if it is not, the servicer will not seek to impose a cash flow sweep.

Were a cash flow sweep to be imposed (and for so long as a cash flow sweep period is imposed), we potentially could be constrained in our ability to use cash generated by the Wholly Owned Properties.  In addition, during the pendency of the cash flow sweep, the lender would have certain consent rights over, among other things, our annual budget and variances thereto, redevelopment budgets and variances thereto, and capital improvements requiring capital expenditures that are not consistent with the approved annual budget or an approved redevelopment plan and budget.   These enhanced consent rights potentially could limit our operational flexibility.

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

SERITAGE GROWTH PROPERTIES

Dated: November 4, 2016	/s/ Benjamin Schall
	By:	Benjamin Schall
President and Chief Executive Officer

Dated: November 4, 2016	/s/ Brian Dickman
	By:	Brian Dickman
Executive Vice President and Chief Financial Officer