Form 10-K
period 2016-12-31
Seritage Growth Properties
filed 2017-03-01
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

On June 30, 2016, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,526,300,000 based upon the closing price of $49.84 of the common stock as reported on the New York Stock Exchange on such date.

As of February 24, 2017, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	27,942,572
Class B common shares of beneficial interest, par value $0.01 per share	1,451,336
Class C common shares of beneficial interest, par value $0.01 per share	5,750,185

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Seritage Growth Properties’ Proxy Statement for its 2017 Annual Meeting of Shareholders, to be held April 25, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SERITAGE GROWTH PROPERTIES

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2016

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events.  Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them.  The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in retail, real estate and general economic conditions;
•	Our current dependence on Sears Holdings Corporation for a majority of our revenue;
•	Sears Holdings Corporation’s termination and other rights under its master lease with us;
•	Risks relating to our recapture and redevelopment activities and potential acquisition or disposition of properties;
•	Our relatively limited operating history as an independent public company;
•	The terms of our indebtedness;
•	Tax, environmental, health, safety and land use laws and regulations; and
•	Restrictions with which we are required to comply in order to maintain REIT status.

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

Seritage is principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail real estate throughout the United States.  As of December 31, 2016, our portfolio included approximately 42.2 million square feet of gross leasable area (“GLA”), consisting of 235 wholly owned properties totaling over 36.8 million square feet of GLA across 49 states and Puerto Rico, and interests in 31 joint venture properties totaling over 5.4 million square feet of GLA across 17 states.

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

As of December 31, 2016, we leased a substantial majority of the space in our portfolio at all but 15 of the Wholly Owned Properties (such 15 properties, the “Third-Party Properties”) to Sears Holdings under a master lease agreement (the “Master Lease”), with the remainder of such space leased to third-party tenants.  The Third-Party Properties, which do not contain a Sears Holdings store or have any space leased to Sears Holdings, are leased solely to third-party tenants.  A substantial majority of the space at the JV Properties is also leased to Sears Holdings by, as applicable, GS Portfolio Holdings LLC (the “GGP JV”), a joint venture between a subsidiary of the Operating Partnership and a subsidiary of GGP Inc. (together with its other subsidiaries, “GGP”), SPS Portfolio Holdings LLC (the “Simon JV”), a joint venture between a subsidiary of the Operating Partnership and a subsidiary of Simon Property Group, Inc. (together with its other subsidiaries, “Simon”), or MS Portfolio LLC (the “Macerich JV” and, together with the GGP JV and the Simon JV, each, a “JV” and collectively, the “JVs”), a joint venture between a subsidiary of the Operating Partnership and a subsidiary of The Macerich Company (together with its subsidiaries, “Macerich”), in each case under a separate master lease with each JV (the “JV Master Leases”).

The Master Lease and the JV Master Leases provide the Company and the JVs with certain recapture rights, including the right to recapture up to 50% of the space occupied by Sears Holdings at substantially all of the properties subject to the Master Leases and JV Master Leases.  The Company and the JVs will generally exercise these rights to facilitate the redevelopment and retenanting of the subject properties.  See “Item 2. Properties” for a description of our current portfolio.

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

We seek to optimize the mix of tenants at, and maximize the value of, our properties by focusing on growing national retailers and taking into account customer demographics and the competitive environment of each property's market area.  We believe that the superior real estate locations, diversity of property types and national footprint that characterize our portfolio, combined with the recapture features of the Master Lease, make us well-positioned to meet the store growth needs of retailers across a variety of sectors and concepts.  As we lease space to such retailers, we aim to create multi-tenant shopping centers that command superior rents and valuations due to their prime locations, synergies with adjoining retailers and proximity to productive malls and shopping centers.

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

We may participate in future joint ventures to leverage our human and capital resources and pursue additional value-creating projects.  We will generally seek partners that provide incremental expertise and/or capital, or, as a result of circumstances, allow us to create more value together than we believe we could create on our own.

•

Maintain a flexible capital structure to support value creation activities.  We expect to maintain a capital structure that provides us with the financial flexibility and capacity to fund our redevelopment opportunities.  We believe that the capital structure resulting from the Transaction positioned us with sufficient liquidity and flexibility to commence the execution of our redevelopment business strategy, and that we have access to multiple forms of capital to continue investing in value-creating projects, including internally generated cash from operations.  We may also raise capital through the public or private issuance of equity and debt securities, as well as through asset sales and additional joint ventures.

Significant Tenants

A substantial majority of the Company’s real estate properties are leased to Sears Holdings, and the majority of our rental revenues are derived from the Master Lease.  See “Risk Factors—Risks Related to Our Business and Operations.”

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

Sears Holdings is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission (“SEC”); refer to www.sec.gov for Sears Holdings’ publicly available financial information.  We make no representation as to the accuracy or completeness of the information regarding Sears Holdings that is available through the SEC’s website or otherwise made available by Sears Holdings or any third party, and none of such information is incorporated by reference herein.

Competition

We compete for investment opportunities and prospective tenants with other REITs, real estate partnerships and other real estate companies, private individuals, investment companies, private equity and hedge fund investors, sovereign funds, pension funds, insurance companies, lenders and other investors, including retailer operators that may close stores and pursue similar real estate strategies.  In addition, revenues from our properties are dependent on the ability of our tenants and operators to compete with other retail operators.

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

Environmental Matters

Our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes.  Certain of the properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures.  In addition, a substantial portion of the properties we acquired from Sears Holdings currently include, or previously included, automotive care center facilities and retail fueling facilities, and are or were subject to laws and regulations governing the handling, storage and disposal of hazardous substances contained in some of the products or materials used or sold in the automotive care center facilities (such as motor oil, fluid in hydraulic lifts, antifreeze and solvents and lubricants), the recycling/disposal of batteries and tires, air emissions, wastewater discharges and waste management.  In addition to these products or materials, the equipment in use or previously used at such properties, such as service equipment, car lifts, oil/water separators, and storage tanks, has been subject to increasing environmental regulation relating to, among other things, the storage, handling, use, disposal, and transportation of hazardous materials.  The Master Lease obligates Sears Holdings to comply with applicable environmental laws and to indemnify us if their noncompliance results in losses or claims against us, and to remove all automotive care center equipment and facilities upon the expiration or sooner termination of the Master Lease. We expect other leases to include similar provisions for other operators of their respective spaces with respect to environmental matters first arising during their occupancy.  An operator’s failure to comply could result in fines and penalties or the requirement to undertake corrective actions which may result in significant costs to the operator and thus adversely affect their ability to meet their obligations to us.

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

Under the Master Lease, Sears Holdings is required to indemnify us from certain environmental liabilities at the Wholly Owned Properties before or during the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings).  In addition, pursuant to the terms our debt financing agreements, an escrow account for environment remediation was funded at the closing of the Transaction in the amount of approximately $12.0 million.  As of December 31, 2016, the balance of the escrow account was approximately $11.8 million.

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

REIT Qualification

We elected to be treated as a REIT commencing with the taxable year ended December 31, 2015 and expect to continue to operate so as to qualify as a REIT.  So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our shareholders.  In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, including, but not limited to, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our shareholders and the diversity of ownership of our stock.  In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations.  See “Risk Factors—Risks Related to Status as a REIT.”

Financial Information about Industry Segments

We currently operate in a single reportable segment, which includes the acquisition, ownership, development, redevelopment, management and leasing of retail properties.  We review operating and financial results for each property on an individual basis and do not distinguish or group our properties based on geography, size, or type.  We, therefore, aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operational process.

Employees

As of February 24, 2017, we had 38 full-time employees.  Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

Available Information

Our principal offices are located at 489 Fifth Avenue, New York, New York 10017 and our telephone number is (212) 355-7800. Our website address is www.seritage.com. Our reports electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics as well as the charters of our audit, compensation and nominating and corporate governance committees. The information on our website is not part of this or any other report we file with or furnish to the SEC.

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

Risks Related to Our Business and Operations

We will be substantially dependent on Sears Holdings, as a tenant, until we further diversify the tenancy of our portfolio, and an event that has a material adverse effect on Sears Holdings’ business, financial condition or results of operations could have a material adverse effect on our business, financial condition or results of operations.

Sears Holdings is the lessee of a substantial majority of our properties and accounts for a substantial majority of our revenues.  Under the Master Lease, Sears Holdings is required to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, subject to proportionate sharing of certain of these expenses with occupants of the remainder of the space not leased to Sears Holdings.  Sears Holdings may not in the future have sufficient assets, income and access to financing to enable it to satisfy its payment obligations under the Master Lease.  In addition, Sears Holdings has disclosed that its domestic pension and postretirement benefit plan obligations are currently underfunded.  Sears Holdings may have to make significant cash payments to some or all of its pension and postretirement benefit plans, which would reduce the cash available for its businesses, potentially including its rent obligations under the Master Lease.  The inability or unwillingness of Sears Holdings to meet its rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial condition or results of operations, including our ability to pay the interest, principal and other costs and expenses under our financings, or to pay cash dividends to Seritage shareholders.  For these reasons, if Sears Holdings were to experience a material adverse effect on its business, financial condition or results of operations, our business, financial condition or results of operations could also be materially adversely affected.

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

Sears Holdings leases a substantial majority of our properties. Bankruptcy laws afford certain protections to tenants that may also affect the Master Lease or JV Master Leases.  Subject to certain restrictions, a tenant under a master lease generally is required to assume or reject the master lease as a whole, rather than making the decision on a property-by-property basis.  This prevents the tenant from assuming only the better performing properties and terminating the master lease with respect to the poorer performing properties.  While we believe that our Master Lease and JV Master Lease are unitary leases that would need to be assumed or rejected as a whole in any bankruptcy proceeding, whether or not a bankruptcy court would require that a master lease be assumed or rejected as a whole depends upon a “facts and circumstances” analysis considering a number of factors, including the parties’ intent, the nature and purpose of the relevant documents, whether there was separate and distinct consideration for each property included in the master lease, the provisions contained in the relevant documents and applicable state law.  If a bankruptcy court in a Sears Holdings bankruptcy were to allow the Master Lease or a JV Master Lease to be rejected in part, certain underperforming leases related to properties we or the applicable JV as landlord under a JV Master Lease, respectively, own could be rejected by the tenant in bankruptcy while tenant-favorable leases are allowed to remain in place, thereby adversely affecting payments to us derived from the properties.  For this and other reasons, a Sears Holdings bankruptcy could materially and adversely affect us.

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

During the year ended December 31, 2016, Sears Holdings terminated the Master Lease with respect to 17 stores totaling 1.7 million square feet of gross leasable area and, in January 2017, provided notice that it intended to exercise its right to terminate the Master Lease with respect to an additional 19 stores totaling 1.9 million square feet of gross leasable area. The aggregate base rent at these 36 stores was approximately $11.9 million as of December 31, 2016.

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

The presence of competitive alternatives, both to our properties and the businesses that lease our properties, affects our ability to lease space and the level of rents we can obtain. Our properties operate in locations that compete with other retail properties and also compete with other forms of retailing, such as catalogs and e-commerce websites. Competition may also come from strip centers, outlet centers, lifestyle centers and malls, and both existing and future development projects. New construction, renovations and expansions at competing sites could also negatively affect our properties. In addition, we compete with other retail property companies for tenants and qualified management. These other retail property companies may have relationships with tenants that we do not have since we have a limited operating history, including with respect to national chains that may be desirable tenants. If we are unable to successfully compete, our business, results of operations and financial condition could be materially adversely affected.  See also “Item 1. Business – Competition.”

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

We currently have one property in our wholly-owned portfolio that is on land subject to a ground lease. Accordingly, we only own a long-term leasehold in the land underlying this property, and we own the improvements thereon only during the term of the ground lease. In the future, our portfolio may include additional properties subject to ground leases or similar interests. If we are found to be in breach of a ground lease, we could lose the right to use the property and could also be liable to the ground lessor for damages. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, which we may be unable to do, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise options to extend the term of our ground lease is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we may not be able to exercise our options at such time. In addition, three JV Properties are currently ground leased or leased and, therefore, subject to similar risks. Furthermore, we may not be able to renew our ground lease or future ground leases upon their expiration (after the exercise of all renewal options). If we were to lose the right to use a property due to a breach or non-renewal or final expiration of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect our business, financial conditions or results of operations.

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

Our business is affected by a number of factors that are largely beyond our control but may nevertheless have a significant negative impact on us. These factors include, but are not limited to:

•	interest rates and credit spreads;
•	the availability of credit, including the price, terms and conditions under which it can be obtained;
•	a decrease in consumer spending or sentiment, including as a result of increases in savings rates and tax increases, and any effect that this may have on retail activity;
•	the actual and perceived state of the real estate and retail markets, market for dividend-paying stocks and public capital markets in general; and
•	unemployment rates, both nationwide and within the primary markets in which we operate.

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

As of December 31, 2016, we had aggregate outstanding indebtedness of approximately $1.2 billion. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly acquired properties or capital contributions to joint ventures, or to fund retenanting and redevelopment projects. Our existing debt and any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

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

We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire additional real properties. The Company may also borrow if it needs funds or deems it necessary or advisable to assure that it maintains its qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to shareholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, the Company may be unable to pay the amount of distributions required in order to maintain its REIT status. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected, which could result in our being required to pay taxable stock dividends in order to maintain our REIT status.

Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business and financial condition.

The agreements governing our indebtedness contain customary covenants for a real estate financing, including restrictions on the ability of the borrowers under the agreements governing our existing indebtedness to grant liens on their assets (including the Wholly Owned Properties and JV Interests, which comprise substantially all of our assets), incur additional indebtedness, or transfer or sell assets. Such restrictions also include cash flow sweep provisions based upon certain measures of the Company’s and Sears Holdings’ financial and operating performance, including (a) where the “Debt Yield” (the ratio of net operating income for the mortgage borrowers to their debt) is less than 11.0%, (b) if the performance of Sears Holdings at the stores subject to the Master Lease with Sears Holdings fails to meet specified rent ratio thresholds, (c) if the Company fails to meet specified tenant diversification tests and (d) upon the occurrence of a bankruptcy or insolvency action with respect to Sears Holdings or if there is a payment default under the Master Lease with Sears Holdings, in each case, subject to cure rights, including providing specified amounts of cash collateral or satisfying tenant diversification thresholds.

In November 2016, the Company and the servicer for our Mortgage Loans (as defined below) entered into amendments to our Loan Agreements to resolve a disagreement regarding one of the cash flow sweep provisions in our Loan Agreements. The principal terms of these amendments are that the Company has (i) posted $30 million, and will post $3.3 million on a monthly basis, to a redevelopment reserve account, which amounts may be used by the Company to fund redevelopment projects and (ii) extended the spread maintenance provision for prepayment of the loan by two months through March 9, 2018 (with the spread maintenance premium for the second month at a reduced amount).  As a result of this amendment and the resolution of the related disagreement, no cash flow sweep was imposed.

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

The Company’s Declaration of Trust and bylaws, Maryland law and the partnership agreement of Operating Partnership contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our shareholders or otherwise be in their best interests, including the following:

•

The Company’s Declaration of Trust Contains Restrictions on the Ownership and Transfer of Seritage Shares of Beneficial Interest. In order for us to qualify as a REIT, no more than 50% of the value of all outstanding common shares may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than 2015, the first taxable year for which we elected to be taxed as a REIT. Additionally, at least 100 persons must beneficially own Class A common shares during at least 335 days of a taxable year (other than the first taxable year for which we elect to be taxed as a REIT). The Company’s Declaration of Trust, with certain exceptions, authorizes the Board of Trustees to take such actions as are necessary and desirable to preserve its qualification as a REIT. For this and other purposes, subject to certain exceptions, our Declaration of Trust provides that no person may beneficially or constructively own more than 9.6%, in value or in number of shares, whichever is more restrictive, of all outstanding shares, or all outstanding common shares (including our Class A common shares, our Class B non-economic common shares and our Class C non-voting common shares), of beneficial interest of the Company. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause shares owned directly or constructively by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.6% of the outstanding shares of beneficial interest of our shares by an individual or entity could cause that individual or entity or another individual or entity to own, beneficially or constructively, the Company’s shares of beneficial interest in violation of the ownership limits.  In addition, because we have multiple classes of common shares, the acquisition of Class A common shares may result in a shareholder inadvertently owning, beneficially or constructively, the Company’s shares of beneficial interest in violation of the ownership limits.  Our Declaration of Trust also prohibits any person from owning Class A common shares that would result in our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT. Any attempt to own or transfer Class A common shares or any of our other shares of beneficial interest in violation of these restrictions or other restrictions on ownership or transfer in our Declaration of Trust may result in the transfer being automatically void. The Company’s Declaration of Trust also provides that Class A common shares in excess of the ownership limits will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and that any person who acquires Class A common shares in violation of the ownership limits will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid by such person for the shares (or, if such person did not give value for such shares, the market price on the day the shares were transferred to the trust) or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well. The ownership limits and other restrictions on ownership and transfer in our Declaration of Trust may have the effect of preventing, or may be relied upon to prevent, a third party from acquiring control of us if the Board of Trustees does not grant an exemption from the ownership limits, even if our shareholders believe the change in control is in their best interests.

•

The Company’s Board of Trustees Has the Power to Cause Us to Issue Additional Shares of Beneficial Interest and Classify and Reclassify Any Unissued Class A Common Shares without Shareholder Approval. The Company has issued and outstanding, in addition to the Class A common shares, Class B non-economic common shares having, in the aggregate, approximately 4.9% of the voting power of the Company, all of which are held by ESL Partners, L.P. and Edward S. Lampert (“ESL”), and Class C non-voting common shares entitled to, in the aggregate, 17.1% of the dividends or other distributions issued to holders of shares of beneficial interest of the Company, all of which are held by clients (“Fairholme Clients”) of Fairholme Capital Management L.L.C. (“FCM”).  Our Declaration of Trust authorizes us to issue additional authorized but unissued common shares or preferred shares of beneficial interest. In addition, the Board of Trustees may, without shareholder approval, (i) amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class or series that we have authority to issue and (ii) classify or reclassify any unissued common shares or preferred shares of beneficial interest and set the preferences, rights and other terms of the classified or reclassified shares. As a result, the Board of Trustees may establish a class or series of common shares or preferred shares of beneficial interest that could delay or prevent a transaction or a change in control that might involve a premium price for Class A common shares or otherwise be in the best interests of our shareholders.

•

The Board of Trustees Is Divided into Three Classes and Trustee Elections Require a Vote of 75% of the Class A Common Shares and Class B Non-Economic Common Shares Entitled to Vote. The Board of Trustees is divided into three classes of trustees, with each class to be as nearly equal in number as possible. As a result, approximately one-third of the Board of Trustees will be elected at each annual meeting of shareholders, with, in both contested and uncontested elections, trustees elected by the vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees. In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The classification of trustees and requirement that trustee nominees receive a vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. The requirement that trustee nominees receive a vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of beneficial interest held by ESL and/or Fairholme Clients, which control approximately 8.2% and approximately 9.0%, respectively, of the voting power of the Company.

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

ESL owns approximately 39.6% of the Operating Partnership units, with the remainder of the units held by the Company. In addition, ESL will have the right to acquire additional Operating Partnership units in order to allow it to maintain its relative ownership interest in Operating Partnership if Operating Partnership issues additional units to the Company under certain circumstances, including if we issue additional equity and contribute the funds to Operating Partnership to fund acquisitions or redevelopment of properties, among other uses. In addition, ESL will have the right to require the Operating Partnership to redeem its Operating Partnership units in whole or in part in exchange for cash or, at the election of the Company, Class A common shares, except as described below. Due to the ownership limits set forth in our Declaration of Trust, ESL may dispose of some or all of the Class A common shares it beneficially owns prior to exercising its right to require Operating Partnership to redeem Operating Partnership units, and the partnership agreement of Operating Partnership will permit ESL (and only ESL) to transfer its Operating Partnership units to one or more underwriters to be exchanged for Class A common shares in connection with certain dispositions in order to achieve the same effect as would occur if ESL were to exchange a larger portion of its Operating Partnership units for Class A common shares and then dispose of those shares in an underwritten offering. Sales of a substantial number of Class A common shares in connection with or to raise cash proceeds to facilitate, such a redemption, or the perception that such sales may occur, could adversely affect the market price of the Class A common shares.

In addition, the partnership agreement of Operating Partnership requires the approval of a majority of the Operating Partnership units not held by the Company and entities controlled by it for certain transactions and other actions, including certain change of control transactions involving Seritage or Operating Partnership, sales of all or substantially all of the assets of Operating Partnership, waivers to the excess share provision in the Declaration of Trust of the Company, certain modifications to the partnership agreement, withdrawal or succession of the Company as general partner of Operating Partnership, limits on the right of holders of Operating Partnership units to redeem their units, tax elections and certain other matters. As long as ESL owns a majority of the outstanding Operating Partnership units not held by the Company and entities controlled by it (and, for certain actions, as long as ESL holds at least 40% of the economic interests of Seritage and Operating Partnership on a combined basis), ESL’s approval will be required in order for the general partner to undertake such actions. If ESL refuses to approve a transaction, our business could be materially adversely affected. Furthermore, ESL owns approximately 3.5% of the outstanding Class A common shares, as well as Class B non-economic common shares having, in the aggregate, 4.9% of the voting power of the Company. In any of these matters, the interests of ESL may differ from or conflict with the interests of our other shareholders.

ESL exerts substantial influence over us and Sears Holdings, and its interests may differ from or conflict with the interests of our other shareholders.

ESL beneficially owns approximately 39.6% of the Operating Partnership units, and approximately 3.5% of the outstanding Class A common shares and Class B non-economic common shares having, in the aggregate, 4.9% of the voting power of Seritage. ESL also beneficially owns approximately 50.1% of the outstanding common stock of Sears Holdings.  In addition, Mr. Lampert, the Chairman of the Board and Chief Executive Officer of Sears Holdings and Chairman and Chief Executive Officer of ESL, serves as the Chairman of the Seritage Board of Trustees. As a result, ESL and its affiliates have substantial influence over us and Sears Holdings. In any matter affecting us, including our relationship with Sears Holdings, the interests of ESL may differ from or conflict with the interests of our other shareholders.

The businesses of each of the GGP JV, the Simon JV, and the Macerich JV are similar to our business and the occurrence of risks that adversely affect us could also adversely affect our investment in the GGP JV, the Simon JV and/or the Macerich JV.

The GGP JV is a joint venture that owns and operates certain JV Properties, which consist of 12 properties formerly owned or leased by Sears Holdings, the Simon JV is a joint venture that owns and operates certain other JV Properties, which consist of ten other properties formerly owned by Sears Holdings and the Macerich JV is a joint venture that owns and operates the remaining JV Properties, which consist of nine other properties formerly owned by Sears Holdings. A substantial majority of the space at the JV Properties is leased by the applicable JV to Sears Holdings under the applicable JV Master Lease. Except with respect to the rent amounts and the properties covered, the general formats of the JV Master Leases are similar to one another and to the Master Lease, including with respect to the lessor’s right to recapture space leased to Sears Holdings (other than at one property owned by the Macerich JV) and Sears Holdings’ right to terminate a portion of the lease as to certain properties. As a result, each JV’s business is similar to our business, and each JV is subject to many of the same risks that we face. The occurrence of risks that adversely affect us could also adversely affect one or more JVs and reduce the value of our investment in, or distributions to us from, one or more JVs, or require that we make additional capital contributions to one or more JVs.

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

We depend on Sears Holdings to provide certain services at properties where Sears Holdings is the sole or primary tenant and may have difficulty finding replacement services or be required to pay increased costs to replace these services after our agreements with Sears Holdings expire.

We entered into various agreements that effected the purchase and sale of the acquired properties and the lease or sublease of a substantial majority of the acquired properties to Sears Holdings, including, among others, the Subscription, Distribution and Purchase and Sale Agreement and the Master Lease. The Master Lease governs the terms of the use and operation of the properties leased by us to Sears Holdings, including our redevelopment and recapture rights and Sears Holdings’ lease termination rights, and the repair, maintenance and redevelopment-related services Sears Holdings may provide to us. In addition, the Subscription, Distribution and Purchase and Sale Agreement provides for, among other things, our responsibility for liabilities relating to our business and the responsibility of Sears Holdings for liabilities unrelated to our business. The agreements between us and Sears Holdings also govern our various interim and ongoing relationships. The Subscription, Distribution and Purchase and Sale Agreement also contains indemnification obligations and ongoing commitments of us and Sears Holdings.

After the Master Lease expires, or if Sears Holdings is unable to meet its obligations under the Master Lease, we may be forced to seek replacement services from alternate providers. These replacement services may be more costly to us or of lower quality, and the transition process to a new service provider may result in interruptions to our business or operations, which could harm our financial condition or results of operations.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2015 and have operated, and expect to continue to operate, to qualify as a REIT.  References throughout this document to the “first taxable year” for which we have elected to be taxed as a REIT refer to the taxable year ended December 31, 2015. In connection with the Transaction, the Company received an opinion of Wachtell, Lipton, Rosen & Katz (“Wachtell Lipton”) with respect to its qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Wachtell Lipton represented only the view of Wachtell Lipton based on its review and analysis of existing law and on certain representations as to factual matters and covenants made by us, including representations relating to the values of our assets and the sources of our income. The opinion was expressed as of the date it was issued and has not been updated. Wachtell Lipton has no obligation to advise us or the holders of Class A common shares of any subsequent change in the matters stated, represented or assumed or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Wachtell Lipton and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Wachtell Lipton. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for some of which we will not obtain independent appraisals.

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

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year; alternatively, we may distribute taxable stock dividends to our shareholders in the form of additional shares of stock – see “Seritage may from time to time make distributions to our shareholders in the form of taxable stock dividends, which could result in shareholders incurring a tax liability without receiving sufficient cash to pay such tax”. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of Class A common shares.

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

We may from time to time make distributions to our shareholders in the form of taxable stock dividends, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax.

Although it has no current intention to do so, Seritage may in the future distribute taxable stock dividends to its shareholders in the form of additional shares of its stock. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of Seritage’s current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash distributions received. If a U.S. shareholder sells Seritage shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, Seritage may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in its common stock.

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

To qualify to be taxed as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If the Company fails to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (or that we enter into to manage risk with respect to a prior hedge entered into in connection with property that has been disposed of or liabilities that have been extinguished) does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except that such losses could theoretically be carried back or forward against past or future taxable income in the TRS.

Legislative or other actions affecting REITs or other entities could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to our investors and the Company of such qualification. In particular, the tax reform proposals being proposed by the new U.S. presidential administration and being considered in the U.S. Congress create uncertainty with respect to the future tax treatment of the Company and its investors.  For example, certain of the proposals may result in changes to the tax treatment of REITs and/or corporate entities. Other proposals could limit or eliminate the deduction for interest expense.  It is unclear whether, when, how and to what extent any of these (or other) proposals will be adopted.

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

Disputes with third parties could arise out of our transactions with Sears Holdings, and we could experience unfavorable reactions from employees, ratings agencies, regulators or other interested parties. These disputes and reactions of third parties could have a material adverse effect on our business, financial condition or results of operations. In addition, disputes between us and Sears Holdings (and our subsidiaries) could arise in connection with any of the Subscription, Distribution and Purchase and Sale Agreement, the Master Lease or other agreements.

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

As of December 31, 2016, our portfolio included 235 Wholly Owned Properties totaling over 36.8 million square feet of GLA across 49 states and Puerto Rico, and 50% interests in 31 JV Properties totaling over 5.4 million square feet of GLA across 17 states.  The following tables set forth certain information regarding our Wholly Owned Properties and JV Properties based on signed leases as of December 31, 2016, including signed but not yet open leases (“SNO leases”):

Wholly-Owned Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Vacant	Significant Third Party Tenants (3)	Leased (3)
1	Anchorage	AK	100%	Sears	257,700	204,100	42,700	10,900	Lands' End, Nordstrom Rack	95.8%
2	Cullman (5)	AL	n/a	Kmart	98,500	98,500	—	—	n/a	100.0%
3	North Little Rock	AR	50%	Sears	185,700	185,700	—	—	n/a	100.0%
4	Russellville	AR	50%	Kmart	88,000	88,000	—	—	n/a	100.0%
5	Flagstaff	AZ	50%	Sears	66,200	66,200	—	—	n/a	100.0%
6	Mesa	AZ	50%	Sears	121,900	121,900	—	—	n/a	100.0%
7	Peoria	AZ	n/a	n/a	104,400	—	104,400	—	At Home	100.0%
8	Phoenix	AZ	50%	Sears	144,200	144,200	—	—	n/a	100.0%
9	Phoenix	AZ	n/a	n/a	151,200	—	151,200	—	At Home	100.0%
10	Prescott	AZ	50%	Sears	102,300	102,300	—	—	n/a	100.0%
11	Sierra Vista	AZ	50%	Sears	94,700	94,700	—	—	n/a	100.0%
12	Sierra Vista (5)	AZ	n/a	Kmart	86,100	86,100	—	—	n/a	100.0%
13	Tucson	AZ	50%	Sears	250,100	250,100	—	—	n/a	100.0%
14	Yuma	AZ	50%	Sears	90,400	90,400	—	—	n/a	100.0%
15	Antioch	CA	50%	Kmart	95,200	95,200	—	—	n/a	100.0%
16	Big Bear Lake	CA	50%	Kmart	80,400	69,300	7,400	3,700	Radio Shack, Subway, Wells Fargo Bank	95.4%
17	Carson (4)	CA	50%	Sears	181,200	115,100	66,100	—	Applebee’s, Burlington Stores, Chick-Fil-A, Chipotle Mexican Grill, Jersey Mike’s, Smash Burger	100.0%
18	Chula Vista	CA	50%	Sears	250,100	250,100	—	—	n/a	100.0%
19	Citrus Heights	CA	50%	Sears	289,500	280,700	8,800	—	Lands' End	100.0%
20	Delano	CA	50%	Kmart	86,100	86,100	—	—	n/a	100.0%
21	El Cajon	CA	50%	Sears	286,500	275,700	10,800	—	Lands' End	100.0%
22	El Centro	CA	50%	Sears	139,700	139,700	—	—	n/a	100.0%
23	Fairfield	CA	50%	Sears	164,100	159,300	4,800	—	Lands' End	100.0%
24	Florin	CA	50%	Sears	272,700	272,700	—	—	n/a	100.0%
25	Fresno	CA	50%	Sears	217,600	217,600	—	—	n/a	100.0%
26	McKinleyville	CA	50%	Kmart	94,800	94,800	—	—	n/a	100.0%
27	Merced	CA	50%	Sears	92,600	92,600	—	—	n/a	100.0%
28	Montclair	CA	50%	Sears	174,700	174,700	—	—	n/a	100.0%
29	Moreno Valley	CA	50%	Sears	169,400	169,400	—	—	n/a	100.0%
30	Newark	CA	50%	Sears	145,800	145,800	—	—	n/a	100.0%
31	North Hollywood (4)	CA	50%	Sears	151,000	108,300	42,700	—	Burlington Stores	100.0%
32	Northridge	CA	50%	Sears	291,800	256,900	34,900	—	Ashley Furniture	100.0%
33	Palm Desert	CA	50%	Sears	151,500	151,500	—	—	n/a	100.0%
34	Ramona	CA	50%	Kmart	107,600	87,000	14,700	5,900	Dollar Tree	94.5%
35	Riverside	CA	50%	Sears	214,200	202,000	12,200	—	Bank of America	100.0%
36	Riverside (6)	CA	50%	Kmart	132,600	94,500	38,100	—	Jack in the Box, Stater Brothers	100.0%
37	Roseville	CA	50%	Sears	139,000	131,400	7,600	—	Lands' End	100.0%
38	Salinas	CA	50%	Sears	133,000	133,000	—	—	n/a	100.0%
39	San Bernardino	CA	100%	Sears	264,700	264,700	—	—	n/a	100.0%
40	San Bruno	CA	50%	Sears	276,600	267,900	8,700	—	Lands' End	100.0%

Wholly-Owned Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Vacant	Significant Third Party Tenants (3)	Leased (3)
41	San Diego	CA	50%	Sears	194,800	164,800	30,000	—	Lands' End, Williams-Sonoma	100.0%
42	San Jose	CA	50%	Sears	262,500	262,500	—	—	n/a	100.0%
43	Santa Cruz (4)	CA	50%	Sears	119,600	53,400	66,200	—	Lands' End, Petco, TJ Maxx	100.0%
44	Santa Maria	CA	50%	Sears	108,600	108,600	—	—	n/a	100.0%
45	Santa Monica (4)	CA	n/a	n/a	117,800	112,000	5,800	—	Lands' End	100.0%
46	Santa Paula	CA	50%	Kmart	71,300	71,300	—	—	n/a	100.0%
47	Temecula	CA	50%	Sears	115,600	115,600	—	—	n/a	100.0%
48	Thousand Oaks	CA	50%	Sears	164,000	50,300	113,700	—	Dave & Busters, DSW, Nordstrom Rack	100.0%
49	Ventura	CA	50%	Sears	178,600	171,900	6,700	—	Lands' End	100.0%
50	Visalia	CA	50%	Sears	75,600	75,600	—	—	n/a	100.0%
51	West Covina	CA	50%	Sears	142,000	142,000	—	—	n/a	100.0%
52	Westminster	CA	100%	Sears	197,900	197,900	—	—	n/a	100.0%
53	Lakewood	CO	50%	Sears	153,000	153,000	—	—	n/a	100.0%
54	Thornton (5)	CO	n/a	Kmart	190,200	190,200	—	—	n/a	100.0%
55	Waterford	CT	50%	Sears	149,300	141,800	7,500	—	Lands' End	100.0%
56	West Hartford (4)	CT	n/a	n/a	202,100	132,100	70,000	—	Lands' End, Olive Garden, REI, Saks OFF Fifth, Shake Shack	100.0%
57	Rehoboth Beach (4)	DE	50%	Kmart	122,100	64,000	58,100	—	Bed, Bath & Beyond, Chick-Fil-A, PetSmart	100.0%
58	Altamonte Springs	FL	50%	Sears	214,300	205,600	8,700	—	Seasons 52	100.0%
59	Boca Raton	FL	50%	Sears	178,500	167,600	10,900	—	Lands' End, Washington Mutual	100.0%
60	Bradenton	FL	50%	Sears	99,900	99,900	—	—	n/a	100.0%
61	Bradenton	FL	50%	Kmart	82,900	82,900	—	—	n/a	100.0%
62	Clearwater	FL	50%	Sears	211,700	129,700	82,000	—	Lands' End, Nordstrom Rack, Whole Foods	100.0%
63	Doral	FL	50%	Sears	212,900	212,900	—	—	n/a	100.0%
64	Ft. Myers	FL	50%	Sears	146,800	146,800	—	—	n/a	100.0%
65	Gainesville	FL	50%	Sears	140,500	140,500	—	—	n/a	100.0%
66	Hialeah	FL	50%	Sears	197,400	184,400	13,000	—	Forever 21, Goodwill	100.0%
67	Hialeah	FL	50%	Kmart	106,400	62,200	44,200	—	Aldi, Bed, Bath & Beyond	100.0%
68	Kissimmee (6)	FL	50%	Kmart	148,900	112,500	36,400	—	Big Lots	100.0%
69	Lakeland	FL	50%	Sears	156,200	156,200	—	—	n/a	100.0%
70	Melbourne	FL	50%	Sears	102,600	102,600	—	—	n/a	100.0%
71	Miami	FL	100%	Sears	173,300	173,300	—	—	n/a	100.0%
72	Miami	FL	100%	Sears	170,100	170,100	—	—	n/a	100.0%
73	Naples	FL	50%	Sears	161,900	151,800	10,100	—	n/a	100.0%
74	North Miami	FL	100%	Kmart	122,300	88,300	34,000	—	Aldi, PetSmart	100.0%
75	Ocala	FL	50%	Sears	146,200	146,200	—	—	n/a	100.0%
76	Orange Park	FL	n/a	n/a	87,400	—	87,400	—	Freddy's Frozen Custard, Old Time Pottery	100.0%
77	Orlando (4)	FL	n/a	n/a	139,600	—	100,400	39,200	Floor & Décor, Orchard Supply Hardware	71.9%
78	Panama City	FL	50%	Sears	139,300	139,300	—	—	n/a	100.0%
79	Pensacola	FL	50%	Sears	212,300	212,300	—	—	n/a	100.0%
80	Plantation	FL	50%	Sears	201,600	201,600	—	—	n/a	100.0%
81	Sarasota	FL	50%	Sears	212,500	204,500	8,000	—	Lands' End	100.0%
82	St. Petersburg	FL	50%	Kmart	120,600	120,600	—	—	n/a	100.0%
83	St. Petersburg (4)	FL	n/a	n/a	193,900	88,900	105,000	—	Dick's Sporting Goods, Lucky's Market, PetSmart	100.0%

Wholly-Owned Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Vacant	Significant Third Party Tenants (3)	Leased (3)
84	Atlanta	GA	50%	Sears	226,300	218,700	7,600	—	Lands' End	100.0%
85	Savannah	GA	100%	Sears	167,300	155,700	11,600	—	Golden Corral	100.0%
86	Honolulu (4)	HI	n/a	n/a	76,100	—	76,100	—	Long's Drugs (CVS), PetSmart, Ross Dress for Less	100.0%
87	Algona	IA	50%	Kmart	99,300	99,300	—	—	n/a	100.0%
88	Cedar Rapids	IA	50%	Sears	146,000	141,100	4,900	—	Lands' End	100.0%
89	Charles City	IA	50%	Kmart	96,600	96,600	—	—	n/a	100.0%
90	Webster City	IA	50%	Kmart	40,800	40,800	—	—	n/a	100.0%
91	Boise	ID	50%	Sears	123,600	123,600	—	—	n/a	100.0%
92	Chicago	IL	50%	Sears	356,700	356,700	—	—	n/a	100.0%
93	Chicago	IL	50%	Sears	293,700	293,700	—	—	n/a	100.0%
94	Chicago (5)	IL	n/a	Kmart	168,500	118,800	49,700	—	China Town Buffet, Chuck E Cheese	100.0%
95	Homewood	IL	n/a	n/a	196,100	—	196,100	—	Wal-Mart	100.0%
96	Joliet	IL	50%	Sears	204,600	204,600	—	—	n/a	100.0%
97	Lombard	IL	n/a	n/a	139,300	—	139,300	—	The Dump	100.0%
98	Moline	IL	50%	Kmart	123,700	120,500	3,200	—	n/a	100.0%
99	North Riverside	IL	50%	Sears	203,000	203,000	—	—	n/a	100.0%
100	Orland Park	IL	50%	Sears	199,600	192,400	7,200	—	Lands' End	100.0%
101	Springfield (5)	IL	n/a	Kmart	133,400	23,200	107,000	3,200	Binny's Beverage Depot, Burlington Stores, Outback Steakhouse	97.6%
102	Steger	IL	50%	Kmart	87,400	87,400	—	—	n/a	100.0%
103	Elkhart (5)	IN	n/a	Kmart	86,600	—	86,600	—	Big R Stores	100.0%
104	Ft. Wayne (4)	IN	50%	Sears	227,600	213,500	14,100	—	Lands' End, BJ's Brewhouse	100.0%
105	Merrillville (5)	IN	n/a	Kmart	170,900	—	145,000	25,900	At Home, Dollar Tree, Payless ShoeSource, Sherwin-Williams	84.8%
106	Leavenworth (6)	KS	50%	Kmart	83,600	76,900	6,700	—	Sears Hometown	100.0%
107	Overland Park	KS	50%	Sears	223,200	215,000	8,200	—	Lands' End	100.0%
108	Hopkinsville (6)	KY	50%	Kmart	93,000	70,300	4,900	17,800	Cato	80.9%
109	Owensboro (6)	KY	50%	Kmart	68,300	68,300	—	—	n/a	100.0%
110	Paducah (6)	KY	50%	Sears	108,200	108,200	—	—	n/a	100.0%
111	Houma (5)	LA	n/a	Kmart	101,400	96,700	4,700	—	Meineke Car Care	100.0%
112	Lafayette	LA	50%	Sears	194,900	194,900	—	—	n/a	100.0%
113	New Iberia (5)	LA	n/a	Kmart	91,700	91,700	—	—	n/a	100.0%
114	Braintree (4)	MA	n/a	n/a	89,300	—	80,600	8,700	Nordstrom Rack, Saks Off 5th, Ulta Beauty	90.3%
115	Saugus (4)	MA	50%	Sears	210,500	204,900	5,600	—	Lands' End, Round 1	100.0%
116	Bowie (4)	MD	50%	Sears	131,700	123,500	8,200	—	BJ's Brewhouse	100.0%
117	Cockeysville	MD	50%	Sears	165,900	149,700	16,200	—	Lands' End	100.0%
118	Edgewater	MD	50%	Kmart	117,200	117,200	—	—	n/a	100.0%
119	Hagerstown (4)	MD	50%	Sears	122,700	107,300	7,500	7,900	BJ's Brewhouse	93.6%
120	Madawaska	ME	50%	Kmart	49,700	49,700	—	—	n/a	100.0%
121	Alpena (5)	MI	n/a	Kmart	118,200	118,200	—	—	n/a	100.0%
122	Jackson	MI	50%	Sears	152,700	144,200	8,500	—	Panera Bread, Pizza Hut	100.0%
123	Lincoln Park	MI	50%	Sears	301,700	297,900	3,800	—	Bank of America	100.0%
124	Manistee (5)	MI	n/a	Kmart	94,600	87,800	6,800	—	Hometown Dealer	100.0%
125	Roseville (4)	MI	50%	Sears	385,400	277,000	108,400	—	At Home, Lands' End, Red Robin	100.0%
126	Sault Ste. Marie (5)	MI	n/a	Kmart	92,700	92,700	—	—	n/a	100.0%

Wholly-Owned Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Vacant	Significant Third Party Tenants (3)	Leased (3)
127	St. Clair Shores	MI	100%	Kmart	122,200	15,000	107,200	—	Kroger	100.0%
128	Troy (4)	MI	50%	Sears	402,600	289,800	112,800	—	At Home, Krispy Kreme, Lands' End, Logan's Roadhouse	100.0%
129	Ypsilanti	MI	n/a	n/a	99,400	—	99,400	—	At Home	100.0%
130	Burnsville	MN	50%	Sears	167,400	161,700	5,700	—	Lands' End	100.0%
131	Detroit Lakes (6)	MN	50%	Kmart	87,100	79,100	8,000	—	Hometown Dealer	100.0%
132	Maplewood	MN	50%	Sears	174,900	168,500	6,400	—	Lands' End	100.0%
133	St. Paul	MN	100%	Sears	217,900	216,300	1,600	—	n/a	100.0%
134	Cape Girardeau	MO	50%	Kmart	82,600	82,600	—	—	n/a	100.0%
135	Florissant	MO	50%	Kmart	119,000	114,700	4,300	—	n/a	100.0%
136	Jefferson City (6)	MO	50%	Kmart	97,100	92,000	5,100	—	Ruby Tuesday	100.0%
137	Springfield	MO	n/a	n/a	112,900	—	112,900	—	At Home	100.0%
138	Columbus	MS	50%	Kmart	166,700	117,100	45,400	4,200	Bargain Hunt	97.5%
139	Havre	MT	50%	Kmart	94,700	94,700	—	—	n/a	100.0%
140	Asheville	NC	50%	Sears	240,700	232,400	8,300	—	Lands' End	100.0%
141	Concord (6)	NC	50%	Kmart	171,300	137,500	33,800	—	Sears Outlet	100.0%
142	Greensboro	NC	n/a	n/a	173,300	—	171,600	1,700	Floor & Décor, Gabriel Brothers, Sears Outlet	99.0%
143	Minot	ND	50%	Kmart	110,400	108,100	2,300	—	US Bank	100.0%
144	Kearney (5)	NE	n/a	Kmart	86,500	68,500	18,000	—	PetSmart	100.0%
145	Manchester	NH	50%	Sears	144,100	135,100	9,000	—	Lands' End	100.0%
146	Nashua	NH	50%	Sears	167,100	159,500	7,600	—	Lands' End	100.0%
147	Portsmouth	NH	50%	Sears	127,000	120,100	6,900	—	Lands' End	100.0%
148	Salem	NH	50%	Sears	250,500	119,000	131,500	—	Cinemark, Dick's Sporting Goods, Lands' End	100.0%
149	Middletown	NJ	100%	Sears	191,200	176,100	15,100	—	Investors Bank, Lands' End, Wendy's	100.0%
150	Watchung	NJ	100%	Sears	262,900	216,200	46,700	—	Cinemark, Lands' End	100.0%
151	Wayne (4)	NJ	50%	Sears	327,300	235,400	91,900	—	Cinemark, Dave & Busters	100.0%
152	Deming (5)	NM	n/a	Kmart	96,600	96,600	—	—	n/a	100.0%
153	Farmington	NM	50%	Kmart	90,700	90,700	—	—	n/a	100.0%
154	Hobbs	NM	50%	Kmart	88,900	88,900	—	—	n/a	100.0%
155	Henderson (6)	NV	50%	Kmart	143,900	30,200	113,700	—	At Home, Sears Outlet	100.0%
156	Las Vegas	NV	50%	Sears	150,200	150,200	—	—	n/a	100.0%
157	Reno	NV	50%	Sears	198,800	198,800	—	—	n/a	100.0%
158	Albany (4)	NY	50%	Sears	285,500	216,200	48,800	20,500	BJ's Brewhouse, Lands' End, Whole Foods	92.8%
159	Clay	NY	50%	Sears	146,500	138,000	8,500	—	Lands' End	100.0%
160	East Northport	NY	50%	Sears	195,300	139,000	56,300	—	AMC, Lands' End	100.0%
161	Hicksville	NY	100%	Sears	362,600	332,100	30,500	—	Chase Bank, Chipotle Mexican Grill, Citigroup, Lands' End, Red Lobster, TD Bank	100.0%
162	Johnson City	NY	50%	Sears	155,100	155,100	—	—	n/a	100.0%
163	Olean	NY	50%	Kmart	118,000	118,000	—	—	n/a	100.0%
164	Rochester	NY	50%	Sears	128,500	128,500	—	—	n/a	100.0%
165	Sidney	NY	50%	Kmart	94,400	94,400	—	—	n/a	100.0%
166	Victor	NY	50%	Sears	123,000	115,300	7,700	—	Lands' End	100.0%
167	Yorktown Heights	NY	50%	Sears	160,000	153,700	6,300	—	Lands' End	100.0%
168	Canton	OH	50%	Sears	219,400	177,700	41,700	—	Dave & Busters, Lands' End	100.0%
169	Chapel Hill (6)	OH	50%	Sears	194,700	187,200	7,500	—	Lands' End	100.0%

Wholly-Owned Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Vacant	Significant Third Party Tenants (3)	Leased (3)
170	Dayton	OH	50%	Sears	192,500	183,500	9,000	—	Lands' End	100.0%
171	Kenton (6)	OH	50%	Kmart	96,100	96,100	—	—	n/a	100.0%
172	Marietta	OH	50%	Kmart	87,500	87,500	—	—	n/a	100.0%
173	Mentor	OH	50%	Sears	219,100	208,700	10,400	—	Lands' End	100.0%
174	Middleburg Heights	OH	50%	Sears	359,000	351,600	7,400	—	Lands' End	100.0%
175	North Canton	OH	50%	Kmart	87,100	84,200	2,900	—	Burger King	100.0%
176	Tallmadge	OH	50%	Kmart	84,200	84,200	—	—	n/a	100.0%
177	Toledo	OH	50%	Sears	218,700	209,900	8,800	—	Lands' End	100.0%
178	Muskogee (6)	OK	50%	Kmart	87,500	87,500	—	—	n/a	100.0%
179	Oklahoma City	OK	50%	Sears	173,700	173,700	—	—	n/a	100.0%
180	Tulsa	OK	n/a	n/a	87,200	—	87,200	—	Long John Silver's, Hobby Lobby	100.0%
181	Happy Valley	OR	50%	Sears	144,300	137,900	6,400	—	Lands' End	100.0%
182	The Dalles	OR	50%	Kmart	87,100	87,100	—	—	n/a	100.0%
183	Carlisle	PA	50%	Kmart	117,800	117,800	—	—	n/a	100.0%
184	Columbia	PA	50%	Kmart	86,700	86,700	—	—	n/a	100.0%
185	King Of Prussia (7)	PA	n/a	n/a	210,900	—	205,900	5,000	Dick's Sporting Goods, Primark, Outback Steakhouse, Yardhouse	97.6%
186	Lebanon	PA	50%	Kmart	117,200	117,200	—	—	n/a	100.0%
187	Mount Pleasant (6)	PA	50%	Kmart	83,500	83,500	—	—	n/a	100.0%
188	Walnutport	PA	50%	Kmart	121,200	121,200	—	—	n/a	100.0%
189	York	PA	50%	Kmart	82,000	82,000	—	—	n/a	100.0%
190	Bayamon	PR	50%	Kmart	115,200	115,200	—	—	n/a	100.0%
191	Caguas	PR	50%	Sears	138,700	138,700	—	—	n/a	100.0%
192	Carolina	PR	50%	Sears	198,000	198,000	—	—	n/a	100.0%
193	Guaynabo (4)	PR	50%	Kmart	217,400	97,300	108,000	12,100	All Ways 99, Baskin Robbins, Doral Bank, Firstbank, Kress Kids, La Defensa, La Nueva Era, McDonald’s, Me Salve, Ocean Garden Buffet, Payless Shoesource, Planet Fitness, Rainbow, Rent-a-Center, Sally Beauty Supply, T-Mobile	94.4%
194	Mayaguez	PR	50%	Kmart	118,200	118,200	—	—	n/a	100.0%
195	Ponce	PR	50%	Kmart	126,900	126,900	—	—	n/a	100.0%
196	Warwick (4)	RI	50%	Sears	246,100	150,000	96,100	—	BJ's Brewhouse, Chuck E Cheese, Lands' End, On The Border, Wendy’s	100.0%
197	Anderson (4)	SC	50%	Kmart	118,800	67,500	51,300	—	Burlington Stores	100.0%
198	Charleston (4)	SC	50%	Sears	138,900	79,200	59,700	—	Burlington Stores, Carrabba’s Italian Grill	100.0%
199	Rock Hill	SC	50%	Kmart	89,300	89,300	—	—	n/a	100.0%
200	Sioux Falls (6)	SD	50%	Kmart	72,500	72,500	—	—	n/a	100.0%
201	Cordova	TN	50%	Sears	160,900	156,100	4,800	—	Lands' End	100.0%
202	Memphis (4)	TN	n/a	n/a	135,200	—	77,300	57,900	LA Fitness, Nordstrom Rack, Ulta Beauty	57.2%
203	Austin	TX	50%	Sears	172,000	172,000	—	—	n/a	100.0%
204	Dallas	TX	50%	Sears	205,300	205,300	—	—	n/a	100.0%
205	El Paso (6)	TX	50%	Kmart	112,100	103,700	8,400	—	n/a	100.0%
206	Friendswood	TX	50%	Sears	166,000	166,000	—	—	n/a	100.0%
207	Harlingen (5)	TX	n/a	Kmart	91,700	91,700	—	—	n/a	100.0%
208	Houston	TX	50%	Sears	214,400	209,500	4,900	—	Lands' End	100.0%
209	Houston	TX	n/a	n/a	134,000	—	134,000	—	At Home	100.0%
210	Ingram	TX	50%	Sears	168,400	168,400	—	—	n/a	100.0%
211	Irving	TX	50%	Sears	86,900	79,500	7,400	—	n/a	100.0%

Wholly-Owned Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Vacant	Significant Third Party Tenants (3)	Leased (3)
212	San Antonio (4)	TX	50%	Sears	213,100	187,800	20,700	4,600	Long Horn Steakhouse, Orvis, Jared's, Shake Shack	97.8%
213	Shepherd	TX	50%	Sears	201,700	201,700	—	—	n/a	100.0%
214	Valley View	TX	100%	Sears	235,000	229,200	5,800	—	Jared Galleria of Jewelry	100.0%
215	Westwood	TX	50%	Sears	215,000	215,000	—	—	n/a	100.0%
216	Layton (6)	UT	50%	Kmart	176,700	90,000	60,300	26,400	Arby's,Vasa Fitness	85.1%
217	West Jordan (4)	UT	50%	Sears	205,400	158,800	46,600	—	Burlington Stores	100.0%
218	Alexandria	VA	50%	Sears	262,100	252,500	9,600	—	Lands' End	100.0%
219	Chesapeake	VA	50%	Sears	169,400	169,400	—	—	n/a	100.0%
220	Fairfax (4)	VA	50%	Sears	219,900	157,300	51,600	11,000	Lands' End, Dave & Busters	95.0%
221	Hampton	VA	50%	Sears	245,000	245,000	—	—	n/a	100.0%
222	Virginia Beach	VA	50%	Sears	197,300	86,900	110,400	—	BB&T, DSW, The Fresh Market, Nordstrom Rack, REI, Smokey Bones	100.0%
223	Warrenton	VA	50%	Sears	121,000	113,900	7,100	—	Lands' End	100.0%
224	Redmond	WA	50%	Sears	267,400	255,900	11,500	—	Lands' End, Red Robin	100.0%
225	Vancouver	WA	50%	Sears	129,700	124,900	4,800	—	Lands' End	100.0%
226	Yakima (5)	WA	n/a	Kmart	117,300	97,300	—	20,000	n/a	82.9%
227	Greendale	WI	50%	Sears	238,400	238,400	—	—	n/a	100.0%
228	Madison (4)	WI	50%	Sears	138,300	82,200	56,100	—	Dave & Busters, Total Wine & More	100.0%
229	Platteville (6)	WI	50%	Kmart	94,800	94,800	—	—	n/a	100.0%
230	Charleston	WV	50%	Kmart	105,600	105,600	—	—	n/a	100.0%
231	Elkins (6)	WV	50%	Kmart	99,600	94,900	—	4,700	n/a	95.3%
232	Scott Depot	WV	50%	Kmart	89,800	89,800	—	—	n/a	100.0%
233	Casper	WY	50%	Kmart	91,400	91,300	100	—	n/a	100.0%
234	Gillette	WY	50%	Kmart	94,600	94,600	—	—	n/a	100.0%
235	Riverton (5)	WY	n/a	Kmart	94,800	94,800	—	—	n/a	100.0%
	Total - Wholly-Owned Properties				36,794,900	31,284,900	5,218,700	291,300		99.2%

(1)

Properties with 50% recapture rights are subject to the Company's right to recapture approximately 50% of the space within a store (subject to certain exceptions).  In addition, the Company has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the stores and all outparcels or outlots, as well as certain portions of parking areas and common areas.  These properties were referred to as "Type II" properties in the Company's Form S-11 dated June 8, 2015.

(2)

In addition to the 50% recapture rights described above, properties with 100% recapture rights are subject to the Company's right to recapture the entire space within a store for a specified fee.  These properties were referred to as "Type I" properties in the Company's Form S-11 dated June 8, 2015.

(3)	Based on signed leases as of December 31, 2016, including SNO leases.
(4)	As of December 31, 2016, the Company had exercised certain recapture rights with respect to this property.
(5)	Sears Holdings exercised its termination rights with respect to this property in September 2016 and vacated the property in January 2017.
(6)	Sears Holdings notified the Company of its intent to exercise its termination rights with respect to this property in January 2017 and expects to vacate the property in April 2017.
(7)	Property is subject to a ground lease.

JV Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Vacant	Third Party Tenants (3)	Leased (3)
1	Bakersfield (4)	CA	50%	Sears	204,200	204,200	—	—	n/a	100%
2	Pembroke Pines (4)(5)	FL	50%	Sears	149,000	102,200	46,800	—	AMC Theatres	100%
3	Oak Brook (4)	IL	50%	Sears	314,000	204,600	109,400	—	Ballard Designs, Lands' End, Pinstripes, Walter E Smithe Furniture, Williams-Sonoma	100%
4	Natick (4)(5)	MA	50%	Sears	190,600	176,200	14,400	—	Lands' End	100%
5	Columbia (4)	MD	50%	Sears	149,000	142,000	7,000	—	Lands' End	100%
6	Minnetonka	MN	50%	Sears	205,000	199,200	5,800	—	Lands' End	100%
7	Paramus (4)	NJ	100%	Sears	192,400	177,200	15,200	—	Lands' End	100%
8	Albuquerque (4)	NM	50%	Sears	166,800	72,400	43,800	50,600	Bath & Body Works/White Barn Candle, Container Store	70%
9	Staten Island (4)	NY	50%	Sears	188,800	82,800	106,000	—	Container Store, Lands' End, Primark	100%
10	Norman (5)	OK	50%	Sears	66,800	66,800	—	—	n/a	100%
11	Frisco	TX	50%	Sears	163,000	163,000	—	—	n/a	100%
12	Lynnwood (4)	WA	100%	Sears	177,600	170,600	7,000	—	Lands' End	100%
13	Chandler	AZ	50%	Sears	141,600	141,600	—	—	n/a	100%
14	Glendale	AZ	50%	Sears	125,000	125,000	—	—	n/a	100%
15	Cerritos	CA	50%	Sears	277,600	277,600	—	—	n/a	100%
16	Modesto	CA	50%	Sears	148,600	148,600	—	—	n/a	100%
17	Danbury	CT	50%	Sears	178,400	108,400	70,000	—	Primark	100%
18	Deptford	NJ	50%	Sears	191,800	183,800	8,000	—	Lands' End	100%
19	Freehold	NJ	50%	Sears	139,400	72,200	67,200	—	Primark	100%
20	Portland	OR	50%	Sears	220,000	205,800	14,200	—	Lands' End	100%
21	Lubbock	TX	50%	Sears	150,600	150,600	—	—	n/a	100%
22	Brea	CA	50%	Sears	168,200	163,800	4,400	—	Lands' End	100%
23	Santa Rosa	CA	50%	Sears	165,400	161,600	3,800	—	Lands' End	100%
24	Burlington	MA	50%	Sears	271,200	184,800	86,400	—	Lands' End, Primark	100%
25	Ann Arbor	MI	50%	Sears	170,600	156,400	14,200	—	Lands' End	100%
26	Toms River	NJ	50%	Sears	109,200	109,200	—	—	n/a	100%
27	Nanuet	NY	50%	Sears	221,400	213,800	7,600	—	Lands' End	100%
28	Tulsa	OK	50%	Sears	150,200	150,200	—	—	n/a	100%
29	Pittsburgh	PA	50%	Sears	176,600	159,600	17,000	—	Lands' End	100%
30	Austin	TX	50%	Sears	164,600	164,600	—	—	n/a	100%
31	Midland	TX	50%	Sears	116,600	116,600	—	—	n/a	100%
	Total - JV Properties				5,454,200	4,755,400	648,200	50,600		99.1%

(1)  Properties with 50% recapture rights are subject to the JVs' right to recapture approximately 50% of the space within a store (subject to certain exceptions).  In addition, the JVs have the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the stores and all outparcels or outlots, as well as certain portions of parking areas and common areas.

(2) In addition to the 50% recapture rights described above, properties with 100% recapture rights are subject to the JVs; right to recapture the entire space within a store for a specified fee.
(3) Based on signed leases as of December 31, 2016, including SNO leases.
(4) As of December 31, 2016, the JVs had exercised certain recapture rights with respect to this property or announced plans to exercise such rights according to a specific schedule.
(5) Property is subject to a lease or ground lease.

266	Grand Total - All Properties				42,249,100	36,040,300	5,866,900	341,900		99.2%
266	Grand Total - All Properties (at share)				39,522,000	33,662,600	5,542,800	316,600		99.2%

The following table sets forth information regarding the geographic diversification of our portfolio, with JV Properties presented at our proportional share, based on signed leases as of December 31, 2016, including SNO leases:

(in thousands except property count and PSF data)
	Number of	Annual	% of Total	Rent
State	Properties	Rent	Annual Rent	PSF
California	43	$42,937	18.5%	$6.29
Florida	27	27,601	11.9%	6.71
New York	12	14,370	6.2%	7.35
Texas	17	12,527	5.4%	4.99
Illinois	12	10,467	4.5%	4.63
New Jersey	7	10,880	4.7%	9.91
Pennsylvania	8	8,462	3.7%	9.38
Virginia	6	7,854	3.4%	6.52
Michigan	10	7,556	3.3%	4.07
Puerto Rico	6	6,518	2.8%	7.23
Total Top 10	148	$149,172	64.4%	$6.31
Other (1)	118	82,503	35.6%	5.29
Total	266	$231,675	100.0%	$5.91

(1)	Includes 40 states.

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

The JV Master Leases

The JV Master Leases are unitary, non-severable leases for all JV Properties in the applicable JV Master Lease and are generally triple net leases with respect to the space occupied by Sears Holdings, subject to Sears Holdings’ proportionate sharing of taxes and other operating expenses with respect to properties that have third-party tenants of the GGP JV, the Simon JV and the Macerich JV, as applicable. The JV Master Leases each have an initial term of 10 years, and in each case Sears Holdings has three separate, consecutive five-year renewal options to extend the initial term. For each JV Master Lease in each of the initial and renewal terms, after the third lease year of the initial term, the annual base rent for the remainder of the term and all renewal terms will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year.

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

Tenant Summary

The following table sets forth information regarding our tenants and our leases, with JV Properties presented at our proportional share, based on signed leases as of December 31, 2016, including SNO leases:

(in thousands except number of leases and PSF data)
	Number of	Leased	% of Total	Annual	% of Total	Annual
Tenant	Leases	GLA	Leased GLA	Rent	Annual Rent	Rent PSF
Sears Holdings (1)	251	33,663	85.9%	$148,167	63.9%	$4.40
In-Place Third-Party Leases	243	3,325	8.5%	42,356	18.3%	12.74
SNO Third-Party Leases	77	2,218	5.7%	41,152	17.8%	18.55
Sub-Total Third-Party Leases	320	5,543	14.1%	83,508	36.1%	15.07
Total	571	39,206	100.0%	$231,675	100.0%	$5.91

(1)	Leases reflects number of properties subject to the Master Lease and JV Master Leases.

The following table lists the top tenants at our properties, including JV Properties presented at our proportional share, based on signed leases as of December 31, 2016, including SNO leases:

(dollars in thousands)
	Number of	Annual	% of Total
Tenant	Leases	Rent	Annual Rent
Sears Holdings (1)	251	$148,167	63.9%
Lands' End (2)	69	6,674	2.9%
Dave & Busters	5	5,961	2.6%
Primark	5	5,544	2.4%
At Home	9	5,214	2.3%
Nordstrom Rack	6	4,385	1.9%
Burlington Stores	6	4,075	1.8%
Dick's Sporting Goods	3	3,498	1.5%
Cinemark	3	3,240	1.4%
PetSmart	5	2,391	1.0%
AMC	2	2,217	1.0%
Floor & Décor	2	1,691	0.7%
Saks OFF 5th	2	1,595	0.7%
Bed, Bath & Beyond	2	1,338	0.6%
BJ's Brewhouse	5	1,213	0.5%
Whole Foods	2	1,143	0.5%

(1)	Leases reflects number of properties subject to the Master Lease and JV Master Leases.
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

Lease Expirations

The following table sets forth a summary schedule of lease expirations for signed leases, including SNO leases, with JV Properties presented at our proportional share, as of December 31, 2016.  The information set forth in the table assumes that no tenants exercise renewal options or early termination rights:

(in thousands except number of leases)
	Number of	Leased	% of Total	Annual	% of Total
Year	Leases (1)	GLA	Leased GLA	Rent	Annual Rent
Month-to-Month	21	82	0.2%	$1,033	0.5%
2017	26	174	0.4%	2,472	1.1%
2018	37	223	0.6%	4,113	1.8%
2019	40	590	1.5%	4,461	1.9%
2020	40	410	1.0%	3,815	1.6%
2021	15	254	0.7%	2,670	1.2%
2022	4	18	0.1%	810	0.3%
2023	7	347	0.9%	6,221	2.7%
2024	3	54	0.1%	654	0.3%
2025	255	33,927	86.5%	151,402	65.4%
2026	17	465	1.2%	8,398	3.6%
Thereafter	29	444	1.1%	4,474	1.9%
SNO Leases	77	2,218	5.7%	41,152	17.8%
Total	571	39,206	100.0%	$231,675	100.0%

(1)	In 2025, includes 251 properties subject to the Master Lease and JV Master Leases.

ITEM 3.	LEGAL PROCEEDINGS

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

Litigation Relating to the Transaction

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”).  On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint in the Action against the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage.  On July 12, 2016, the plaintiffs filed a verified consolidated amended stockholder derivative complaint (the “Amended Complaint”) against the same defendants and asserting substantially the same claims as set forth in the complaint filed in October 2015.  The plaintiffs have brought the Action derivatively on behalf of Sears Holdings, which is named as a nominal defendant, and allege that the Sears Holdings directors, as well as ESL and Edward S. Lampert (in their capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed.  The Amended Complaint also alleges that Seritage and FCM aided and abetted these alleged fiduciary breaches.  Among other forms of relief, the Amended Complaint seeks damages in unspecified amounts.  In October 2016, following mediation, the parties reached an agreement-in-principle to settle the Action, which ultimately was reflected in a definitive Stipulation and Agreement of Settlement, Compromise and Release executed on February 8, 2017.  Pursuant to the settlement, (a) the defendants and the D&O insurers for the individual members of the Sears Holdings’ Board of Directors have agreed to pay (assuming satisfaction of all conditions) $40 million, of which Seritage has agreed to pay $19 million; and (b) all defendants will receive customary releases.  The Delaware Court of Chancery has scheduled a hearing on May 9, 2017, at which it will determine whether to approve the settlement, after customary notice to Sears Holding stockholders and an opportunity for them to object.  The defendants continue to deny the claims asserted and have entered into the settlement solely to avoid the burden, expense, distraction, and inherent risk in and of litigation.  While there can be no assurance that the settlement agreement will result in a definitive, court-approved agreement, the Company determined that its liability is both probable and estimable and recorded a litigation charge of $19.0 million during the year ended December 31, 2016.  The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and, if the settlement is not approved, intends to contest the Action vigorously.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “SRG”.  The Company's Class A common stock began trading on July 6, 2015.  The following table presents the high and low sales prices for our Class A common stock on the NYSE and the dividends declared per share for the periods indicated:

	Stock Price		Dividends
Quarter Ended	High	Low	Declared
2016
December 31	$50.76	$42.48	$0.25
September 30	51.37	44.50	0.25
June 30	56.47	42.91	0.25
March 31	51.19	37.51	0.25
2015
December 31	$42.50	$33.84	$0.50
September 30	44.00	36.97	—

The following graph provides a comparison, from July 6, 2015 through December 31, 2016, of the percentage change in the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Class A shares of the Company, the Standard & Poor's ("S&P") 500 Index and the SNL US REIT Index, an industry index of publicly-traded REITs (including the Company).

Data for the S&P 500 Index and the SNL US REIT Index were provided by SNL Financial LC.

Index		7/6/15	9/30/15	12/31/15	3/31/16	6/30/16	9/30/16	12/31/16
Seritage Growth Properties	Cum $	100	126	138	169	168	171	144
	Return %		25.93	37.64	68.93	68.49	71.33	44.39
S&P 500	Cum $	100	93	100	101	104	108	112
	Return %		(6.72)	(0.15)	1.20	3.68	7.67	11.79
SNL US REIT Equity	Cum $	100	99	106	113	121	119	116
	Return %		(1.12)	6.28	12.73	20.97	19.47	15.73

On February 24, 2017, the reported closing sale price per share of our Class A common stock on the NYSE was $47.22.

As of February 24, 2017, there were 27,942,572 Class A common shares issued and outstanding which were held by approximately 148 shareholders of record.  The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name.

In addition, as of February 24, 2017, there were 1,451,336 Class B non-economic common shares issued and outstanding, 5,750,185 Class C non-voting common shares issued and outstanding and 22,081,506 outstanding Operating Partnership units held by limited partners other than the Company.

The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

The Class C non-voting common shares have economic rights, but do not have voting rights.  Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share.  During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2016, a total of 1,035,950 net shares of Class C non-voting common shares were converted to Class A common shares.

The Operating Partnership units are generally exchangeable into shares of Class A common stock on a one-for-one basis.

The following table provides information with respect to the Company’s equity compensation plan at December 31, 2016:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c) (1)
Equity compensation plans approved by security holders (1)	37,692	(2)	n/a	(3)	2,988,289	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	37,692		—		2,988,289

(1)	Consists of restricted stock units granted under the Seritage Growth Properties 2015 Share Plan.
(2)	Full number represents RSUs previously granted and that remain unvested as of December 31, 2016.
(3)	Weighted average exercise price does not apply to RSUs.
(4)

Shares remaining available for future issuance under the Seritage Growth Properties 2015 Share Plan, taking into account 216,835 shares of restricted stock previously granted and 44,876 shares subject to grants of RSUs previously granted (including those that remain unvested reported in column (a)).

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

We have elected to be treated as a REIT for U.S. Federal income tax purposes in connection with the filing of our first U.S. federal tax return and intend to maintain this status in future periods.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to shareholders, or pay corporate income tax on the undistributed capital gains.  A REIT will generally not pay federal taxes if it distributes 100% of its capital gains and ordinary income.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data which should be read in conjunction with the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report:

		July 7, 2015
		(Date Operations
	Year Ended	Commenced) to
	December 31, 2016	December 31, 2015
Operating Data
Total revenue	$248,674	$113,571
Total expenses	279,121	122,944
Equity in income of unconsolidated joint ventures	4,646	4,772
Net loss	(91,009)	(38,803)
Net loss attributable to common shareholders	(51,558)	(22,338)
Net loss per share attributable to Class A and Class C common shareholders - Basic and diluted	$(1.64)	$(0.71)
Dividends declared per share	1.00	0.50
Total NOI (1)	$190,492	$89,493
EBITDA (1)	171,324	67,496
Adjusted EBITDA (1)	186,815	90,732
Funds from Operations ("FFO") (1)	106,475	36,061
Company FFO (1)	127,326	61,954
Cash Flow Data (2)
Operating activities	$92,425	$17,671
Investing activities	(52,780)	(2,730,399)
Financing activities	(50,486)	2,775,595
Balance Sheet Data
Investment in real estate, net	$1,644,952	$1,639,275
Total assets	2,712,237	2,833,359
Mortgage loans payable, net	1,166,871	1,142,422
Total liabilities	1,287,926	1,263,282
Non-controlling interests	619,754	683,382
Total equity	1,424,311	1,570,077
Other Data (3)
Number of properties	266	266
Gross leasable area (sq. ft.)	39,522	39,743
Percentage leased	99.2%	99.4%
Annual rent	$231,675	$202,938
Rent PSF	$5.91	$5.13

(1)	Total NOI, EBITDA, Adjusted EBITDA, FFO and Company FFO are supplemental, non-GAAP financial measurements and do not represent net income as defined by GAAP. See pages 50-53.
(2)

Cash flow data only represents the Company's consolidated cash flows as defined by GAAP and as such, operating cash flow does not include the cash received from our unconsolidated joint ventures, except to the extent of operating distributions from our unconsolidated joint ventures.

(3)	Other than number of properties, data based on signed leases as of December 31, 2016, including SNO leases. JV Properties are presented at our proportional share.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section contains forward-looking statements that involve risks and uncertainties.  Our actual results may vary materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, those set forth in "Risk Factors" and the other matters set forth in this Annual Report.  See "Cautionary Statement Regarding Forward-Looking Statements."

All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Annual Report.  You should read this discussion in conjunction with our Consolidated Financial Statements, the notes thereto and other financial information included elsewhere in this Annual Report.  Our financial statements are prepared in accordance with GAAP.  Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") have the same meanings as in such Notes.

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail real estate throughout the United States.  As of December 31, 2016, our portfolio included over 42.2 million square feet of GLA, consisting of 235 Wholly Owned Properties totaling over 36.8 million square feet of GLA across 49 states and Puerto Rico, and interests in 31 JV Properties totaling over 5.4 million square feet of GLA across 17 states.

As of December 31, 2016, we leased a substantial majority of the space in our portfolio at all but 15 of the Wholly Owned Properties (such 15 properties, the “Third-Party Properties”) to Sears Holdings under a Master Lease agreement, with the remainder of such space leased to third-party tenants.  The Third-Party Properties, which do not contain a Sears Holdings store or have any space leased to Sears Holdings, are leased solely to third-party tenants.  A substantial majority of the space at the JV Properties is also leased to Sears Holdings by, as applicable, the GGP JV, the Simon JV or the Macerich JV in each case under a separate JV Master Lease.

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

Rental Income

For the year ended December 31, 2016, the Company recognized total rental income of $186.4 million as compared to $86.6 million for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.  The $99.8 million increase was primarily due to additional days in the reporting period, new rents from completed redevelopments and the annual increase in base rent under the Master Lease, offset by reduced base rent under the Master Lease as a result of recapture activity initiated by the Company.  In addition, the Company recorded $5.3 million of termination fee income as a result of the termination of the Master Lease at 17 properties by Sears Holdings.

Straight-line rent for the twelve months ended December 31, 2016 was $12.9 million and other adjustments were approximately $0.9 million. For the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015, straight-line rent was $8.3 million and other adjustments were approximately $0.5 million.  The $4.6 million increase in straight-line rent was primarily due to additional days in the reporting period, offset by the amortization of accrued straight-line rents that are deemed uncollectable as result of recapture and termination activity initiated by the Company and Sears Holdings, respectively.

A significant portion of our earnings are derived from rental payments made by Sears Holdings under the Master Lease.  For the year ended December 31, 2016, and excluding the effect of straight-line rent, the rental income attributable directly to Sears Holdings was $133.2 million, or approximately 79.5% of total rental income earned in the period.  For the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015, the comparable rental income attributable directly to Sears Holdings was $64.8 million, or approximately 83.5% of total rental income earned in the period.

In addition to revenue generated under the Master Lease through rent payments from Sears Holdings, we generate revenue through direct leases to third-party tenants for space at our properties.  For the year ended December 31, 2016, and excluding the effect of straight-line rent, the rental income attributable to third-party tenants was $34.3 million, or approximately 20.5% of total rental income earned in the period.  For the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015, the comparable rental income attributable to third-party tenants was $12.9 million, or approximately 16.5% of total rental income earned in the period.

On an annual basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to third-party tenants represented approximately 36.1% of total annual base rental income as of December 31, 2016 as compared to 24.0% as of December 31, 2015.

The increase in rental income attributable to third-party tenants, and the reduction in rental income attributable directly to Sears Holdings, are driven by the Company’s leasing and redevelopment activity, including signing leases with new, third-party tenants and recapturing space from Sears Holdings.

Tenant Reimbursements and Property Operating Expenses

Pursuant to the provisions of the Master Lease and many third-party leases, the Company is entitled to be reimbursed for certain property related expenses.  For the year ended December 31, 2016, the Company recorded tenant reimbursement income of $62.3 million, compared to property operating expenses and real estate tax expense aggregating $65.2 million.  For the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015, the Company recorded tenant reimbursement income of $26.9 million, compared to property operating expenses and real estate tax expense aggregating $28.7 million.  The increase in both tenant reimbursement income and property operating expenses was primarily due to additional days in the reporting period.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets.  For the year ended December 31, 2016, the Company incurred depreciation and amortization expenses of $177.1 million as compared to depreciation and amortization expenses of $65.9 million for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.  The increase of $111.2 million was primarily due to additional days in the reporting period, as well as approximately $40.4 million of accelerated amortization related to certain lease intangible assets.  Accelerated amortization results from the recapture of space from, or the termination of space by, Sears Holdings.  Such recaptures and terminations are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including stock-based compensation, professional fees, office expenses, including information technology, and other overhead expenses.  For the year ended December 31, 2016, the Company incurred general and administrative expenses of $17.5 million compared to general and administrative expenses of $10.0 million for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.  The increase in general and administrative expenses was primarily due to additional days in the reporting period and the hiring of additional personnel, offset by reduced up-front personnel costs related to the hiring of certain employees. The period from July 7, 2015 (Date Operations Commenced) to December 31, 2015 included $1.9 million of such up-front personnel costs.

Litigation Charge

In October 2016, an agreement-in-principle was reached to settle a legal action to which we were a party, which agreement ultimately was reflected in a definitive Stipulation and Agreement of Settlement, Compromise and Release executed on February 8, 2017 (see Note 10).  The defendants, including the Company, continue to deny the claims asserted and have entered into the settlement solely to avoid the burden, expense, distraction, and inherent risk in and of litigation.  While there can be no assurance that the settlement agreement will result in a definitive, court-approved agreement, we have determined that the Company’s liability is both probable and estimable.  Accordingly, we recorded a charge of $19.0 million, representing the Company’s share of the settlement as contemplated, during the year ended December 31, 2016.

Acquisition-Related Expenses

The Company incurred acquisition-related expenses, primarily remaining legal fees, of less than $0.1 million during the year ended December 31, 2016 as compared to acquisition-related expenses of $18.4 million for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.  These costs consisted of due diligence, legal, consulting and other similar expenses related to the Transaction.

Interest Expense

For the year ended December 31, 2016, the Company incurred $63.6 million of interest expense (net of amounts capitalized) as compared to interest expense of $30.5 million for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.  Amortization of debt issuance costs was approximately $5.4 million for the year ended December 31, 2016 and $2.7 million for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.

The increase in interest expense was driven primarily by additional days in the reporting period, as well as higher average borrowings under the Future Funding Facility (as defined below) and higher average LIBOR rates.

Unrealized Loss on Interest Rate Cap

For the year ended December 31, 2016, the Company recorded an unrealized loss of $1.4 million related to the change in fair value of the interest rate cap associated with its Mortgage Loan as compared to an unrealized loss of $2.9 million for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.  As of December 31, 2016, the interest rate cap had a fair value of approximately $0.7 million as compared to $2.1 million at December 31, 2015.

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent.  Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, and distributions to shareholders and unitholders.  We believe that we currently have sufficient liquidity to satisfy all of our commitments in the form of $52.0 million of unrestricted cash, $87.6 million of restricted cash, and $80.0 million of borrowing capacity under our Future Funding Facility as of December 31, 2016, as well as $100.0 million of availability under the $200.0 million Unsecured Term Loan (as defined below) we entered into subsequent to December 31, 2016.  We may raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as through asset sales or joint ventures.

Mortgage Loans Payable

On July 7, 2015, pursuant to the Transaction, the Company entered into a mortgage loan agreement (the “Mortgage Loan Agreement”) and mezzanine loan agreement (collectively, the “Loan Agreements”) providing for term loans in an initial principal amount of approximately $1,161 million (collectively, the “Mortgage Loans”) and a $100 million future funding facility (the “Future Funding Facility”), which we expect to be available to us to finance the redevelopment of properties in our portfolio from time to time, subject to satisfaction of certain conditions.  As of December 31, 2016, the total principal amounts outstanding under the Mortgage Loans and the Future Funding Facility were $1,161 million and $20 million, respectively, and $80 million remained available under the Future Funding Facility for future draws by the Company.

Interest under the Mortgage Loans and Future Funding Facility is due and payable on the payment dates, and all outstanding principal amounts are due when the loans mature on the payment date in July 2019, pursuant to the Loan Agreements.  The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions.  Borrowings under the Mortgage Loans and Future Funding Facility bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of December 31, 2016, a weighted-average spread of 465 basis points; payments are made monthly on an interest-only basis.  The weighted-average interest rate for the Mortgage Loans and Future Funding Facility for the year ended December 31, 2016 was 5.24%.  For the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the weighted-average interest rate for the Mortgage Loans was 4.96%.

The Loan Agreements contain a yield maintenance provision for the early extinguishment of the debt before March 9, 2018.

The Mortgage Loans and Future Funding Facility are secured by all of the Company’s Wholly Owned Properties and a pledge of its equity in the JVs.  The Loan Agreements contain customary covenants for a real estate financing, including restrictions that limit the Company’s ability to grant liens on its assets, incur additional indebtedness, or transfer or sell assets, as well as those that may require the Company to obtain lender approval for certain major tenant leases or significant redevelopment projects.  Such restrictions also include cash flow sweep provisions based upon certain measures of the Company’s and Sears Holdings’ financial and operating performance, including (a) where the “Debt Yield” (the ratio of net operating income for the mortgage borrowers to their debt) is less than 11.0%, (b) if the performance of Sears Holdings at the stores subject to the Master Lease with Sears Holdings fails to meet specified rent ratio thresholds, (c) if the Company fails to meet specified tenant diversification tests and (d) upon the occurrence of a bankruptcy or insolvency action with respect to Sears Holdings or if there is a payment default under the Master Lease with Sears Holdings, in each case, subject to cure rights, including providing specified amounts of cash collateral or satisfying tenant diversification thresholds.

All obligations under the Loan Agreements are non-recourse to the borrowers and the pledgors of the JV Interests and the guarantors thereunder, except that (i) the borrowers and the guarantors will be liable, on a joint and several basis, for losses incurred by the lenders in respect of certain matters customary for commercial real estate loans, including misappropriation of funds and certain environmental liabilities and (ii) the indebtedness under the Loan Agreements will be fully recourse to the borrowers and guarantors upon the occurrence of certain events customary for commercial real estate loans, including without limitation prohibited transfers, prohibited voluntary liens, and bankruptcy.  Additionally, the guarantors delivered a limited completion guaranty with respect to future redevelopments undertaken by the borrowers at the properties, and the Company must maintain (i) a net worth of not less than $1 billion and (ii) a minimum liquidity of not less than $50.0 million, throughout the term of the Loan Agreements.

The Company has incurred $22.3 million of debt issuance and other costs related to the Mortgage Loans and Future Funding Facility which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Loan Agreements.  As of December 31, 2016, the unamortized balance of the Company’s debt issuance costs was $14.3 million as compared to $18.8 million as December 31, 2015.

In November 2016, the Company and the servicer for our Mortgage Loans entered into amendments to our Loan Agreements to resolve a disagreement regarding one of the cash flow sweep provisions in our Loan Agreements.  The principal terms of these amendments are that the Company has (i) posted $30 million, and will post $3.3 million on a monthly basis, to a redevelopment project reserve account, which amounts may be used by the Company to fund redevelopment activity and (ii) extended the spread maintenance provision for prepayment of the loan by two months through March 9, 2018 (with the spread maintenance premium for the second month at a reduced amount).  As a result of this amendment and the resolution of the related disagreement, no cash flow sweep was imposed.

The Company believes it is currently in compliance with all material terms and conditions of the Loan Agreements.

Unsecured Term Loan

On February 23, 2017 (the “Closing Date”), the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $200.0 million senior unsecured delayed draw term loan facility (the “Unsecured Term Loan”) with JPP, LLC (“JPP”) and JPP II, LLC, as lenders (collectively, the “Initial Lenders”), and JPP, as administrative agent (the “Administrative Agent”).

Loans under the Unsecured Term Loan (which was undrawn on the Closing Date) may be requested by the Operating Partnership at any time from the Closing Date until thirty days prior to the stated maturity date, upon five business days prior notice to the Administrative Agent.  The total commitments of the lenders under the Unsecured Term Loan is $200.0 million, provided, that, the maximum draw amount under the Unsecured Term Loan through April 30, 2017 is $100.0 million, which amount increases to $150.0 million on May 1, 2017 and $200.0 million on September 1, 2017, in each instance so long as no cash flow sweep period is then in effect and continuing as of such date under the Company’s Mortgage Loan Agreement.  Amounts drawn under the Unsecured Term Loan and repaid may not be redrawn.
The Unsecured Term Loan will mature the earlier of (i) December 31, 2017 and (ii) the date on which the outstanding indebtedness under the Loan Agreements are repaid or refinanced in full.  The Unsecured Term Loan may be prepaid at any time in whole or in part, without any penalty or premium.

The principal amount of loans outstanding under the Unsecured Term Loan will bear a base annual interest rate of 6.50%.  If a cash flow sweep period were to occur and be continuing under the Company’s Mortgage Loan Agreement (i) the interest rate on any outstanding advances would increase from and after such date by 1.5% per annum above the base interest rate and (ii) the interest rate on any advances made after such date would increase by 3.5% per annum above the base interest rate.  Accrued and unpaid interest will be payable in cash, except that during the continuance of a cash flow sweep period under the existing mortgage loan agreement, the Operating Partnership may defer the payment of interest which deferred amount would be added to the outstanding  principal balance of the loans.

On the Closing Date, the Operating Partnership paid to the Initial Lenders an upfront commitment fee equal to $1 million.  The Operating Partnership will also be required to pay an additional commitment fee of $1.0 million on the date that is ninety days after the Closing Date unless prior thereto (i) at least 33.3% of the principal amount of the Facility has been syndicated to lenders who are not affiliates of the Initial Lenders or (ii) the Unsecured Term Loan has been paid in full and the commitments have been terminated.

The Unsecured Term Loan documentation requires that the Company at all times maintain (i) a net worth of not less than $1.0 billion, and (ii) a leverage ratio not to exceed 60.0%.

The Unsecured Term Loan includes customary representations and warranties, covenants and indemnities.  The Unsecured Term Loan also has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings.  If there is an event of default, the Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the Unsecured Term Loan documents, and require the Operating Partnership to pay a default interest rate on overdue amounts equal to 1.50% in excess of the applicable base interest rate.

Hedging Instruments

In connection with the issuance of the Company’s Mortgage Loans and Future Funding Facility, we purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1,261 million and a strike rate of 3.5%.  Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheet.  The Company did not elect hedge accounting and therefore the change in fair value is included within unrealized loss on interest rate cap in the consolidated statements of operations.  For the year ended December 31, 2016, the Company recorded an unrealized loss of $1.4 million related to the change in fair value of the interest rate cap as compared to an unrealized loss of $2.9 million for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.  As of December 31, 2016, the interest rate cap had a fair value of approximately $0.7 million as compared to $2.1 million on December 31, 2015.

Dividends and Distributions

On February 28, 2017, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ending March 31, 2017.  The holders of Operating Partnership units are entitled to an equal distribution per Operating Partnership unit held on March 31, 2017.  These amounts will be paid on April 13, 2017.

On November 1, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ended December 31, 2016.  The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held on December 31, 2016.  The dividends and distributions payable were recorded as liabilities on the Company's condensed consolidated balance sheet at December 31, 2016.  The dividend has been reflected as a reduction of shareholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest.  These amounts were paid on January 12, 2017.

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

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of December 31, 2016 we did not have any off-balance sheet financing arrangements.

Contractual Obligations

Our contractual obligations relate to our Mortgage Loans, Future Funding Facility and non-cancelable operating leases in the form of a ground lease at one of our properties, as well as operating leases for our corporate offices.

Information concerning our obligations and commitments to make future payments under contracts for these loan and lease agreements as of December 31, 2016 is aggregated in the following table (in thousands):

		Payments due by Period
		Within			After
Contractual Obligation	Total	1 year	1 - 3 years	3 -5 years	5 years
Long-term debt (1)	$1,339,772	$63,430	$1,276,342	$—	$—
Operating leases	2,987	533	1,058	428	968

(1)	Includes expected interest payments.
(2)	Does not include obligations under the Unsecured Term Loan entered into on February 23, 2017.

Capital Expenditures

Capital expenditures for Wholly Owned Properties under the Master Lease are generally the responsibility of the tenant.  Given that the substantial majority of our GLA is subject to the Master Lease as of December 31, 2016, we do not currently anticipate incurring material expenses related to maintenance capital expenditures, tenant improvement costs or leasing commissions, outside of those associated with retenanting and redevelopment projects as described below.

During the year ended December 31, 2016, we incurred maintenance capital expenditures of approximately $0.5 million and tenant improvement costs and leasing commissions of $1.3 million and $0.1 million, respectively, that were not associated with retenanting and redevelopment projects.

During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, we incurred maintenance capital expenditures of less than $0.1 million and did not pay for any tenant improvement costs or leasing commissions that were not associated with retenanting and redevelopment projects.

Cash Flows from Operating Activities

Net cash provided by operating activities for the year ended December 31, 2016 was $92.4 million and included (i) $91.4 million of cash from operating income and (ii) a $1.0 million net increase in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities.

Net cash provided by operating activities for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 was $17.7 million and included (i) $26.9 million of cash from operating income (net of acquisition-related expenses of $18.4 million) and (ii) a $9.2 million net decrease in cash due to timing of cash receipts and payments related to changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities for the year ended December 31, 2016 was $52.8 million which was entirely due to our property redevelopment activities.

Net cash used in investing activities for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 was $2.7 billion which was primarily a result of the Transaction.

Cash Flows from Financing Activities

Net cash used in financing activities for the year ended December 31, 2016 was $50.5 million which consisted primarily of $69.5 million of dividends and distributions paid, offset by $20.0 million of borrowings under the Company’s Future Funding Facility.

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

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”).  On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint in the Action against the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage.  On July 12, 2016, the plaintiffs filed a verified consolidated amended stockholder derivative complaint (the “Amended Complaint”) against the same defendants and asserting substantially the same claims as set forth in the complaint filed in October 2015.  The plaintiffs have brought the Action derivatively on behalf of Sears Holdings, which is named as a nominal defendant, and allege that the Sears Holdings directors, as well as ESL and Edward S. Lampert (in their capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed.  The Amended Complaint also alleges that Seritage and FCM aided and abetted these alleged fiduciary breaches.  Among other forms of relief, the Amended Complaint seeks damages in unspecified amounts.  In October 2016, following mediation, the parties reached an agreement-in-principle to settle the Action, which ultimately was reflected in a definitive Stipulation and Agreement of Settlement, Compromise and Release executed on February 8, 2017.  Pursuant to the settlement, (a) the defendants and the D&O insurers for the individual members of the Sears Holdings’ Board of Directors have agreed to pay (assuming satisfaction of all conditions) $40 million, of which Seritage has agreed to pay $19.0 million; and (b) all defendants will receive customary releases.  The Delaware Court of Chancery has scheduled a hearing on May 9, 2017, at which it will determine whether to approve the settlement, after customary notice to Sears Holding stockholders and an opportunity for them to object.  The defendants continue to deny the claims asserted and have entered into the settlement solely to avoid the burden, expense, distraction, and inherent risk in and of litigation.  While there can be no assurance that the settlement agreement will result in a definitive, court-approved agreement, the Company determined that its liability is both probable and estimable and recorded a litigation charge of $19.0 million during the year ended December 30, 2016.  The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and, if the settlement is not approved, intends to contest the Action vigorously.

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts.  As of December 31, 2016, the Company’s wholly-owned development pipeline consisted primarily of 33 projects originated on the Seritage platform.  These projects represent an estimated total investment of $399.1 million, of which $353.9 million remained to be spent.  The table below summarizes the 33 new projects initiated by the Company during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2016:

(dollars in thousands)
			Aggregate	Aggregate
Total		Aggregate	Estimated	Estimated				Estimated
Estimated	Number	Project	Development	Project	Projected Annual Income (2)			Incremental
Project Cost (1)	of Projects	Square Feet	Costs (1)	Costs (1)	Total	Existing	Incremental	Yield (3)
< $10,000	15	883,600	$67,200	$67,200	$14,900	$5,800	$9,100
$10,001 - $20,000	13	1,169,400	176,900	188,800	29,500	8,900	20,600
> $20,000	5	633,100	133,100	143,100	25,300	6,300	19,000
New Projects	33	2,686,100	$377,200	$399,100	$69,700	$21,000	$48,700	12.0 - 13.0%
Acquired projects	15		63,600	63,600
Total	48		$440,800	$462,700

(1)	Total estimated development cost exclude, and total estimated project cost include, termination fees to recapture 100% of the property.
(2)	Projected annual income includes assumptions on stabilized rents to be achieved for space under redevelopment. There can be no assurance that stabilized rent targets will be achieve.
(3)	Projected incremental annual income divided by total estimated project costs.

The table below provides additional information, including a brief description, of each of the 33 new redevelopment projects:

Total Project Costs under $10 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and small shop retail	29,100	Delivered to tenants
Ft. Wayne, IN	Site densification; new outparcel for BJ's Brewhouse	7,594	Underway	Q2 2017
San Antonio, TX	Recapture and repurpose auto center space for Orvis, Jared's Jeweler, Shake Shack and small shop retail	18,890	Underway	Q2 2017
Albany, NY	Recapture and repurpose auto center space for BJ's Brewhouse and additional restaurants	27,973	Underway	Q3 2017
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	8,202	Underway	Q3 2017
Hagerstown, MD	Recapture and repurpose auto center space for BJ's Brewhouse and additional restaurants	15,427	Underway	Q4 2017
Merrillville, IN	Termination property; redevelopment of existing store for At Home	132,000	Q1 2017	Q2 2017
Roseville, MI	Partial recapture; redevelopment of existing store for At Home	100,374	Q1 2017	Q4 2017
Troy, MI	Partial recapture; redevelopment of existing store for At Home	100,046	Q1 2017	Q4 2017
Warwick, RI	Recapture and repurpose auto center space for BJ's Brewhouse and additional retail	27,906	Q1 2017	Q4 2017
Anderson, SC	Partial recapture; redevelopment of existing building for Burlington Stores	124,331	Q2 2017	Q4 2017
Rehoboth Beach, DE	Partial recapture; redevelopment of existing store to be anchored by Christmas Tree Shops and That! and PetSmart	56,691	Q2 2017	Q1 2018
Kearney, NE	Sears termination property; redevelopment of existing store for PetSmart and additional junior anchors	92,451	Q2 2017	Q2 2018
Elkhart, IN	Termination property; existing store has been released to Big R Stores	86,500	Q3 2017	Q2 2018
Guaynabo, PR	Partial recapture; redevelopment of existing store for Planet Fitness and additional retail	56,100	Q3 2017	Q2 2018

Total Project Costs $10 - $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Braintree, MA	100% recapture; redevelopment of existing building for Nordstrom Rack and Saks OFF 5th	90,000	Substantially complete
Honolulu, HI	100% recapture; redevelopment of existing building for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	Underway	Q2 2017
Fairfax, VA	Partial recapture; redevelopment of existing store and attached auto center for Dave & Busters, additional junior anchors and restaurants	110,252	Q1 2017	Q4 2017
Madison, WI	Partial recapture; redevelopment of existing store for Dave & Busters, Total Wine & More, additional junior anchors, small shop retail and restaurants	75,300	Q1 2017	Q4 2017
West Jordan, UT	Partial recapture; redevelopment of existing store and attached auto center for Burlington Stores and small shop retail	81,427	Q1 2017	Q4 2017
Charleston, SC	Partial recapture; redevelopment of existing store and detached auto center for Burlington Stores and additional retail	71,710	Q2 2017	Q1 2018
North Hollywood, CA	Partial recapture; redevelopment of existing store for Burlington Stores and additional junior anchors	79,788	Q2 2017	Q1 2018
Orlando, FL	100% recapture; demolish and construct new buildings for Floor & Décor, Orchard Supply Hardware, small shop retail and restaurants	139,209	Q2 2017	Q2 2018
Springfield, IL	Sears termination property; redevelopment of existing store for Burlington Stores, Binny's Beverage Depot, Outback Steakhouse, additional junior anchors and small shop retail	133,351	Q2 2017	Q2 2018
Santa Cruz, CA	Partial recapture; redevelopment of existing store for TJ Maxx, Homegoods and Petco	62,200	Q3 2017	Q1 2018
Saugus, MA	Partial recapture; redevelopment of existing store and detached auto center for Round 1 Entertainment and restaurants	99,000	Q3 2017	Q1 2018
Carson, CA	Partial recapture; redevelopment of existing store for Burlington Stores and additional retail	77,000	Q3 2017	Q1 2019
Salem, NH	Site densification; new theatre for Cinemark Recapture and repurpose auto center for restaurant space	71,200	Q4 2017	Q3 2018

Total Project Costs over $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Memphis, TN	100% recapture; demolish and construct new buildings for LA Fitness, Nordstrom Rack, Ulta Beauty, additional junior anchors, small shop retail and restaurants	135,220	Underway	Q3 2017
Wayne, NJ	Partial recapture; redevelopment of existing store for Dave & Busters, additional junior anchors and restaurants	111,346	Q1 2017	Q4 2017
West Hartford, CT	100% recapture; redevelopment of existing building for REI, Saks OFF Fifth, other junior anchors, Shake Shack and additional small shop retail	147,630	Q1 2017	Q1 2018
St. Petersburg, FL	100% recapture; demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart and additional junior anchors, small shop retail and restaurants	142,366	Q2 2017	Q2 2018
Santa Monica, CA	100% recapture; redevelopment of existing building into premier, mixed-use asset featuring unique, small-shop retail and creative office space	96,500	Q4 2017	Q4 2019

We plan to fund these projects with available cash balances, cash flow from operations, draws against the Future Funding Facility and other potential capital raising activities, including the Unsecured Term Loan we entered into subsequent to December 31, 2016.

The Company also acquired 15 retenanting or redevelopment projects that were in various stages of development at the closing of the Transaction.  The projected total cost of these projects was approximately $63.6 million of which a portion was incurred by Sears Holdings prior to the Transaction and for which reserve accounts were established at the closing of the Transaction to fund the remaining costs to be incurred by the Company.  Of the projects acquired by the Company, 12 have been substantially completed and delivered to tenants as of December 31, 2016.  The remaining projects, representing a total Company investment of approximately $5.1 million, are under development and have approximately $3.8 million remaining to be deployed as of December 31, 2016.

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

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Set forth below is a summary of the accounting policies that we believe are critical to the preparation of our consolidated financial statements.  The summary should be read in conjunction with the more complete discussion of our accounting policies included in Note 2 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report.

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

To determine the method of accounting for partially owned joint ventures, we evaluate the characteristics of associated entities and determine whether an entity is a variable interest entity ("VIE") and, if so, determine which party is primary beneficiary by analyzing whether we have both the power to direct the entity's significant economic activities and the obligation to absorb potentially significant losses or receive potentially significant benefits.  We will consolidate a VIE if we have determined that we are the primary beneficiary.

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

Accounting for Recapture and Termination Activity Pursuant to the Master Lease

We generally treat recapture and termination activity pursuant to the Master Lease as modifications of the Master Lease as of the date of notice.  Such notices and lease modifications result in the following accounting adjustments for the recaptured or terminated property:

•

Accrued rental revenues related to the straight-line method of reporting rental revenue that are deemed uncollectable as a result of the lease modification are amortized over the remaining shortened life of the lease from the date of notice to the date of vacancy.

•

Intangible lease assets and liabilities that are deemed to be impacted by the lease modification are amortized over the shorter of (i) the shortened life of the lease from the date of notice to the date of vacancy or (ii) the remaining useful life of the asset or liability.

Additionally, termination fees paid by us to Sears Holding, if any, in connection with a 100% recapture notice are generally capitalized as either an initial direct cost of obtaining a new lease or a necessary cost of the real estate project and depreciated over the life of the new lease obtained or the real estate asset being constructed or improved.

Termination fees required to be paid by Sears Holdings to us in connection with a lease termination by Sears Holdings are recognized, for the portion of the termination fee attributable to the annual base rent of the subject property, on a straight-line basis over the shortened life of the lease from the date the termination fee becomes legally binding to the date of termination and, for the portion of the termination fee attributable to estimated real estate taxes and property operating expenses for the subject property, prepaid rental income is recorded in the period such fee is received and recognized as tenant reimbursement revenue in the same periods as the expenses are incurred.

Recent Accounting Pronouncements

Refer to Note 2 of the Consolidated Financial Statements for recently issued accounting pronouncements.

Non-GAAP Supplemental Financial Measures and Definitions

The Company makes reference to NOI, Total NOI, FFO, Company FFO, EBITDA and Adjusted EBITDA which are considered non-GAAP measures.

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

The Company makes certain adjustments to EBITDA, which it refers to as Adjusted EBITDA, to account for certain non-cash and non-comparable items, such as termination fee income, unrealized loss on interest rate cap, litigation charges, acquisition-related expenses, and up-front-hiring and personnel costs, that it does not believe are representative of ongoing operating results.

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

The Company makes certain adjustments to FFO, which it refers to as Company FFO, to account for certain non-cash and non-comparable items, such as termination fee income, unrealized loss on interest rate cap, litigations charges, acquisition-related expenses, amortization of deferred financing costs and up-front-hiring and personnel costs, that it does not believe are representative of ongoing operating results.  The Company previously referred to this metric as Normalized FFO; the definition and calculation remain the same.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the year ended December 31, 2016 and for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 (in thousands):

		July 7, 2015
	Year Ended	(date operations commenced) to
NOI	December 31, 2016	December 31, 2015
Net loss	$(91,009)	$(38,803)
Termination fee income	(5,288)	—
Depreciation and amortization	177,119	65,907
General and administrative	17,469	9,956
Litigation charge	19,000	—
Acquisition-related expenses	73	18,397
Equity in income of unconsolidated joint ventures	(4,646)	(4,772)
Interest and other income	(266)	(136)
Interest expense	63,591	30,461
Unrealized loss on interest rate cap	1,378	2,933
Provision for income taxes	505	944
NOI	$177,926	$84,887

Total NOI
NOI	177,926	84,887
NOI of unconsolidated joint ventures	26,611	14,456
Straight-line rent adjustment (1)	(13,168)	(9,353)
Above/below market rental income/expense (1)	(877)	(497)
Total NOI	$190,492	$89,493

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles EBITDA and Adjusted EBITDA to GAAP net loss for the year ended December 31, 2016 and for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 (in thousands):

		July 7, 2015
	Year Ended	(date operations commenced) to
EBITDA	December 31, 2016	December 31, 2015
Net loss	$(91,009)	$(38,803)
Depreciation and amortization	177,119	65,907
Depreciation and amortization (unconsolidated joint ventures)	21,118	8,987
Interest expense	63,591	30,461
Provision for income and other taxes	505	944
EBITDA	$171,324	$67,496

Adjusted EBITDA
EBITDA	$171,324	$67,496
Termination fee income	(5,288)	—
Unrealized loss on interest rate cap	1,378	2,933
Litigation charge	19,000	—
Acquisition-related expenses	73	18,397
Up-front hiring and personnel costs	328	1,906
Adjusted EBITDA	$186,815	$90,732

The following table reconciles FFO and Company FFO to GAAP net loss for the year ended December 31, 2016 and for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 (in thousands):

		July 7, 2015
	Year Ended	(date operations commenced) to
Funds from Operations	December 31, 2016	December 31, 2015
Net loss	$(91,009)	$(38,803)
Real estate depreciation and amortization (consolidated properties)	176,366	65,877
Real estate depreciation and amortization (unconsolidated joint ventures)	21,118	8,987
FFO attributable to common shareholders and unitholders	$106,475	$36,061

FFO per diluted common share and unit	$1.92	$0.65

Company Funds from Operations
Funds from Operations attributable to Seritage Growth Properties	$106,475	$36,061
Termination fee income	(5,288)	—
Unrealized loss on interest rate cap	1,378	2,933
Amortization of deferred financing costs	5,360	2,657
Litigation charge	19,000	—
Acquisition-related expenses	73	18,397
Up-front hiring and personnel costs	328	1,906
Company FFO attributable to common shareholders and unitholders	$127,326	$61,954

Company FFO per diluted common share and unit	$2.29	$1.12

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	31,416	31,386
Weighted average OP units outstanding	24,176	24,176
Weighted average common shares and units outstanding	55,592	55,562

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates both in terms of existing variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and to fund investments.  As of December 31, 2016, we had $1.2 billion of consolidated debt, including our variable-rate Mortgage Loans and Future Funding Facility.  An immediate 100 basis point change in the underlying interest rate would result in an $11.8 million increase to interest expense and corresponding decrease to operating cash flow.

The Company has managed and will continue to manage interest rate risk through the use of interest rate caps and/or swaps and by taking advantage of favorable market conditions for fixed-rate debt and/or equity or equity-linked capital, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

As of December 31, 2016, the estimated fair value of our consolidated debt was $1.2 billion.  The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

Management Report or Attestation Report Regarding Internal Control

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2016, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that, as of December 31, 2016, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the three months ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders.

ITEM 11.	EXECUTIVE COMPENSATION

Incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Incorporated herein by reference to our definitive proxy statement with respect to our 2017 Annual Meeting of Shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)	Consolidated Financial Statements and Consolidated Financial Statement Schedule.

The consolidated financial statements and consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(b)	Exhibits.

Exhibit No.	Description	SEC Document Reference

2.1	Subscription, Distribution and Purchase and Sale Agreement, dated as of June 8, 2015, by and between Seritage Growth Properties and Sears Holdings Corporation	Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-11, filed on June 9, 2015

3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 10, 2015

3.2	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on July 10, 2015

4.1	Registration Rights Agreement by and among Seritage Growth Properties, ESL Investments, Inc., and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 10, 2015

10.1	Transition Services Agreement by and between Sears Holdings Management Corporation and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 10, 2015

10.2	Agreement of Limited Partnership of Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 10, 2015

10.3	Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Kmart Operations, LLC, and Sears Operations, LLC, dated as of July 7, 2015	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 10, 2015

10.4*	Side Letter to Master Lease, by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Kmart Operations, LLC, and Sears Operations, LLC, dated as of July 7, 2015	Filed herewith.

10.5

Mortgage Loan Agreement by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, certain other subsidiaries of Operating Partnership, JPMorgan Chase Bank, National Association and H/2 SO III Funding LLC, dated as of July 7, 2015

Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on July 10, 2015

10.6

Omnibus Amendment to the Mortgage Loan Agreement, dated as of September 28, 2015, by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, certain other subsidiaries of Operating Partnership, Seritage Growth Properties, Seritage Growth Properties L.P., JPMorgan Chase Bank, National Association and H/2 SO III Funding LLC

Filed herewith.

10.7

Second Amendment to Mortgage Loan Agreement, dated as of November 8, 2016, by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, certain other subsidiaries of Operating Partnership, Seritage Growth Properties, Seritage Growth Properties L.P. and Wells Fargo Bank, National Association

Filed herewith.

Exhibit No.	Description	SEC Document Reference

10.8

Mezzanine Loan Agreement by and among Seritage SRC Mezzanine Finance LLC, Seritage KMT Mezzanine Finance LLC, JPMorgan Chase Bank, National Association and H/2 Special Opportunities III Corp., dated as of July 7, 2015

Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on July 10, 2015

10.9

Omnibus Amendment to Mezzanine Loan Agreement, dated as of September 28, 2015, by and among Seritage SRC Mezzanine Finance LLC, Seritage KMT Mezzanine Finance LLC, Seritage Growth Properties, Seritage Growth Properties L.P., JPMorgan Chase Bank, National Association and H/2 Special Opportunities III Corp.

Filed herewith.

10.10

Second Amendment to Mezzanine Loan Agreement, dated as of November 8, 2016, by and among Seritage SRC Mezzanine Finance LLC, Seritage KMT Mezzanine Finance LLC, Seritage Growth Properties, Seritage Growth Properties, L.P. and Wells Fargo Bank, National Association

Filed herewith.

10.11	Term Loan Facility by and among Seritage Growth Properties, L.P., Seritage Growth Properties, JPP, LLC and JPP II, LLC, dated as of February 23, 2017	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 24, 2017

10.12	Form of Seritage Growth Properties 2015 Share Plan	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-11, filed on May 11, 2015

10.13	Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on July 10, 2015

10.14	Form of Seritage Growth Properties Restricted Share Agreement	Filed herewith.

10.15	Form of Seritage Growth Properties Sign-On P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on July 10, 2015

10.16	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on July 10, 2015

10.17	Form of Seritage Growth Properties Annual P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on July 10, 2015

10.18	Employment Agreement with Brian Dickman, dated as of July 6, 2015.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on July 10, 2015

10.19	Employment Agreement with Mary Rottler, dated as of June 2, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 19, 2015

10.20	Employment Agreement, dated April 17, 2015, between Benjamin Schall and Seritage Growth Properties	Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-11, filed on May 26, 2015

10.21	Letter Agreement, dated April 30, 2015, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Benjamin Schall	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-11, filed on May 26, 2015

10.22	Letter Agreement, dated May 15, 2015, between Matthew Fernand and Seritage Growth Properties	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-11, filed on May 26, 2015

10.23	Letter Agreement, dated May 13, 2015, between James Bry and Seritage Growth Properties	Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-11, filed on May 26, 2015

Exhibit No.	Description	SEC Document Reference

10.24	Exchange Agreement by and among Seritage Growth Properties, Seritage Growth Properties, L.P., ESL Partners, L.P., and Edward S. Lampert, dated as of June 26, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 2, 2015

10.25	Exchange Agreement by and among Seritage Growth Properties and Fairholme Capital Management, L.L.C., dated as of June 30, 2015	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 2, 2015

21.1	List of subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: March 1, 2017	/s/ Benjamin W. Schall

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward S. Lampert	Chairman of the Board of Trustees	March 1, 2017
Edward S. Lampert

/s/ Benjamin W. Schall	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 1, 2017
Benjamin W. Schall

/s/ Brian R. Dickman	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017
Brian R. Dickman

/s/ David S. Fawer	Trustee	March 1, 2017
David S. Fawer

/s/ Kenneth T. Lombard	Trustee	March 1, 2017
Kenneth T. Lombard

/s/ John. T. McClain	Trustee	March 1, 2017
John T. McClain

/s/ Thomas M. Steinberg	Trustee	March 1, 2017
Thomas M. Steinberg

SERITAGE GROWTH PROPERTIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015	F-4
Consolidated Statements of Operations for the year ended December 31, 2016 and the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015	F-5
Consolidated Statements of Equity for the year ended December 31, 2016 and the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015	F-6
Consolidated Statements of Cash Flows for the year ended December 31, 2016 and the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015	F-7
Notes to Consolidated Financial Statements	F-8
Financial Statement Schedule
Schedule III—Real estate and accumulated depreciation	F-31

All other schedules are omitted since the required information is either not present in any amounts, is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Seritage Growth Properties

New York, New York

We have audited the accompanying consolidated balance sheets of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2016 and for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Seritage Growth Properties and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the year ended December 31, 2016 and for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Seritage Growth Properties

New York, New York

We have audited the internal control over financial reporting of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report or Attestation Report Regarding Internal Control. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of trustees, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2017

SERITAGE GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEET

(Amounts in thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$840,021	$840,563
Buildings and improvements	839,663	814,652
Accumulated depreciation	(89,940)	(29,076)
	1,589,744	1,626,139
Construction in progress	55,208	13,136
Net investment in real estate	1,644,952	1,639,275
Investment in unconsolidated joint ventures	425,020	427,052
Cash and cash equivalents	52,026	62,867
Restricted cash	87,616	92,475
Tenant and other receivables, net	23,172	9,772
Lease intangible assets, net	464,399	578,795
Prepaid expenses, deferred expenses and other assets, net	15,052	23,123
Total assets	$2,712,237	$2,833,359

LIABILITIES AND EQUITY
Liabilities
Mortgage loans payable, net	$1,166,871	$1,142,422
Accounts payable, accrued expenses and other liabilities	121,055	120,860
Total liabilities	1,287,926	1,263,282

Commitments and contingencies (Note 10)

Shareholders' Equity
Class A shares $0.01 par value; 100,000,000 shares authorized; 25,843,251 and 24,817,842 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	258	248
Class B shares $0.01 par value; 5,000,000 shares authorized; 1,589,020 shares issued and outstanding as of December 31, 2016 and December 31, 2015	16	16
Class C shares $0.01 par value; 50,000,000 shares authorized; 5,754,685 and 6,773,185 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	58	68
Additional paid-in capital	925,563	924,508
Accumulated deficit	(121,338)	(38,145)
Total shareholders' equity	804,557	886,695
Non-controlling interests	619,754	683,382
Total equity	1,424,311	1,570,077
Total liabilities and equity	$2,712,237	$2,833,359

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands, except per share amounts)

		July 7, 2015
	Year Ended	(date operations commenced) to
	December 31, 2016	December 31, 2015
REVENUE
Rental income	$186,421	$86,645
Tenant reimbursements	62,253	26,926
Total revenue	248,674	113,571
EXPENSES
Property operating	21,510	6,329
Real estate taxes	43,681	22,355
Depreciation and amortization	177,119	65,907
General and administrative	17,469	9,956
Litigation charge	19,000	—
Provision for doubtful accounts	269	—
Acquisition-related expenses	73	18,397
Total expenses	279,121	122,944
Operating loss	(30,447)	(9,373)
Equity in income of unconsolidated joint ventures	4,646	4,772
Interest and other income	266	136
Interest expense	(63,591)	(30,461)
Unrealized loss on interest rate cap	(1,378)	(2,933)
Loss before income taxes	(90,504)	(37,859)
Provision for income taxes	(505)	(944)
Net loss	(91,009)	(38,803)
Net loss attributable to non-controlling interests	39,451	16,465
Net loss attributable to common shareholders	$(51,558)	$(22,338)

Net loss per share attributable to Class A and Class C common shareholders – Basic and diluted	$(1.64)	$(0.71)

Weighted average Class A and Class C common shares outstanding - Basic and diluted	31,416	31,386

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY

(Amounts in thousands)

							Additional		Non-
	Class A		Class B		Class C		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at July 7, 2015 (date operations commenced)	24,584	$246	1,589	$16	6,790	$68	$923,636	$—	$711,991	$1,635,957

Net loss	—	—	—	—	—	—	—	(22,338)	(16,465)	(38,803)
Offering related costs	—	—	—	—	—	—	(70)	—	(56)	(126)
Dividends and distributions declared ($0.50 per share and unit)	—	—	—	—	—	—	—	(15,807)	(12,088)	(27,895)
Issuance of restricted shares	217	2	—	—	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	—	—	944	—	—	944
Share class exchanges, net (17,450 common shares)	17	0	—	—	(17)	(0)	—	—	—	—

Balance at December 31, 2015	24,818	$248	1,589	$16	6,773	$68	$924,508	$(38,145)	$683,382	$1,570,077

Balance at January 1, 2016	24,818	$248	1,589	$16	6,773	$68	$924,508	$(38,145)	$683,382	$1,570,077

Net loss	—	—	—	—	—	—	—	(51,558)	(39,451)	(91,009)
Dividends and distributions declared ($1.00 per share and unit)	—	—	—	—	—	—	—	(31,635)	(24,177)	(55,812)
Vesting of restricted share units	7	0	—	—	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	—	—	—	—	1,068	—	—	1,068
Share class exchanges, net (1,018,500 common shares)	1,018	10	—	—	(1,018)	(10)	—	—	—	—

Balance at December 31, 2016	25,843	$258	1,589	$16	5,755	$58	$925,563	$(121,338)	$619,754	$1,424,311

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

		July 7, 2015
		(Date Operations
	Year Ended	Commenced) to
	December 31, 2016	December 31, 2015
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(91,009)	$(38,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(4,646)	(4,772)
Distributions from unconsolidated joint ventures	15,677	6,733
Unrealized loss on interest rate cap	1,378	2,933
Stock-based compensation	1,068	944
Depreciation and amortization	177,119	65,907
Amortization of deferred financing costs	5,361	2,657
Amortization of above and below market leases, net	(680)	(388)
Straight-line rent adjustment	(12,862)	(8,299)
Change in operating assets and liabilities
Tenants and other receivables	350	(1,473)
Prepaid expenses, deferred expenses and other assets	6,080	(25,596)
Restricted cash	(17,554)	(3,761)
Accounts payable, accrued expenses and other liabilities	12,143	21,589
Net cash provided by operating activities	92,425	17,671
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of real estate and unconsolidated joint ventures	—	(2,653,019)
Investments in unconsolidated joint ventures	(9,000)	—
Development of real estate	(66,193)	(11,273)
Decrease (increase) in restricted cash	22,413	(66,107)
Net cash used in investing activities	(52,780)	(2,730,399)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of mortgage loans payable, net	—	1,161,196
Proceeds from Future Funding Facility	20,002	—
Payment of deferred financing costs	(914)	(21,431)
Proceeds from issuance of common stock and non-controlling interest	—	1,644,042
Offering related costs	—	(8,212)
Common dividends paid	(39,354)	—
Non-controlling interests distributions paid	(30,220)	—
Net cash (used in) provided by financing activities	(50,486)	2,775,595
Net (decrease) increase in cash and cash equivalents	(10,841)	62,867
Cash and cash equivalents, beginning of period	62,867	—
Cash and cash equivalents, end of period	$52,026	$62,867

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$61,051	$25,325
Capitalized interest	3,077	226
Income taxes paid	505	944
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	6,369	2,856
Dividends and distribution declared and unpaid	13,954	27,894

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

Seritage is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through the Company’s investment in the Operating Partnership.  Subsidiaries of the Operating Partnership lease a substantial majority of the space at all but 15 of the Wholly Owned Properties back to Sears Holdings under a master lease agreement (“Master Lease”), with the remainder of such space leased to third-party tenants.  A substantial majority of the space at the JV Properties is also leased (or subleased) by the JVs to Sears Holdings under master lease agreements (collectively, the “JV Master Leases”).  The Master Lease and the JV Master Leases provide the Company and the JVs with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.

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

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.  The Company holds a 56.7% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  Through consideration of new consolidation guidance effective for the Company as of January 1, 2016, it has been concluded that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  However, as the Company holds what is deemed a majority voting interest in the Operating Partnership, it qualifies for the exemption from providing certain of the disclosure requirements associated with investments in VIEs.

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

Segment Reporting

The Company currently operates in a single reportable segment, which includes the acquisition, ownership, development, redevelopment, management and leasing of retail properties.  The Company’s chief operating decision maker, its Chief Executive Officer, assesses and measures the operating and financial results for each property on an individual basis and does not distinguish or group properties based on geography, size, or type. The Company, therefore, aggregates all properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operational process.

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

The Company expenses transaction costs associated with business combinations in the period incurred.  These costs are included in acquisition-related expenses within the consolidated statements of operations.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No such impairment losses were recognized for the year ended December 31, 2016 or the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the year ended December 31, 2016 or the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.

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

Restricted Cash

Restricted cash represents cash deposited in escrow accounts, which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements, as well as legally restricted tenant security deposits.  As of December 31, 2016, the Company had approximately $87.6 million of restricted cash, consisting of $65.5 million reserved for redevelopment costs, tenant allowances and leasing commissions, deferred maintenance, environmental remediation and other capital expenditures, $19.2  million related to basic property carrying costs such as real estate taxes, insurance and ground rent; and $2.9 million of other restricted cash which consists primarily of prepaid rental income.

As of December 31, 2015, the Company had approximately $92.5 million of restricted cash, including $51.3 million reserved for redevelopment costs, deferred maintenance, environmental remediation and other capital expenditures; $38.5 million related to basic property carrying costs such as real estate taxes, insurance and ground rent and $2.7 million of other restricted cash which consists primarily of prepaid rental income.

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

Tenant reimbursement income arises from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property.  This revenue is accrued in the same periods as the related expenses are incurred.

Accounting for Recapture and Termination Activity Pursuant to the Master Lease

Seritage 100% Recapture Rights.  The Company generally treats the delivery of a 100% recapture notice as a modification of the Master Lease as of the date of notice.  Such a notice and lease modification result in the following accounting adjustments for the recaptured property:

•

Accrued rental revenues related to the straight-line method of reporting rental revenue that are deemed uncollectable as result of the lease modification are amortized over the remaining shortened life of the lease from the date of notice to the date of vacancy.

•

Intangible lease assets and liabilities that are deemed to be impacted by the lease modification are amortized over the shorter of the shortened lease term from the date of notice to the date of vacancy or the remaining useful life of the asset or liability.

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

Seritage 50% Recapture Rights.  The Company generally treats the delivery of a 50% recapture notice as a modification of the Master Lease as of the date of notice.  Such a notice and lease modification result in the following accounting adjustments for the recaptured property:

•

The portion of accrued rental revenues related to the straight-line method of reporting rental revenue that are subject to the lease modification are amortized over the remaining shortened life of the lease from the date of notice to the date of vacancy.  The portion of accrued rental revenues related to the straight-line method of reporting rental revenue that is attributable to the retained space is amortized over the remaining life of the Master Lease.

•

The portion of intangible lease assets and liabilities that is deemed to be impacted by the lease modification is amortized over the shorter of the shortened lease term from the date of notice to the date of vacancy or the remaining useful life of the asset or liability.  The portion of intangible lease assets and liabilities that is attributable to the retained space is amortized over the remaining useful life of the asset or liability.

Sears Holdings Termination Rights.  The Master Lease provides Sears Holdings with certain rights to terminate the Master Lease with respect to properties that cease to be profitable for operation by Sears Holdings.  Such a termination would generally result in the following accounting adjustments for the terminated property:

•

Accrued rental revenues related to the straight-line method of reporting rental revenue that are subject to the termination are amortized over the remaining shortened life of the lease from the date of notice to the date of vacancy.

•

Intangible lease assets and liabilities that are deemed to be impacted by the termination are amortized over the shorter of the shortened lease term from the date of notice to the date of vacancy or the remaining useful life of the asset or liability.

•	Termination fees required to be paid by Sears Holdings are recognized as follows:
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

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes.  In connection with the issuance of the Company’s Mortgage Loans and Future Funding Facility, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1,261 million and a strike rate of 3.5%.  The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheet.  The Company has elected not to utilize hedge accounting and therefore the change in fair value is included within change in fair value of interest rate cap on the consolidated statements of operations.  For the year ended December 31, 2016, the Company recorded an unrealized loss of $1.4 million related to the change in fair value of the interest rate cap as compared to an unrealized loss of $2.9 million for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.  As of December 31, 2016, the interest rate cap had a fair value of approximately $0.7 million as compared to $2.1 million at December 31, 2015.

Stock-Based Compensation

The Company generally recognizes equity awards to employees as compensation expense and includes such expense within general and administrative expenses in the consolidated statements of operations.  Compensation expense for equity awards is generally based on the fair value of the common shares at the date of the grant and is recognized (i) ratably over the vesting period for awards with time-based vesting and (ii) for awards with performance-based vesting, at the date the achievement of performance criteria is deemed probable, an amount equal to that which would have been recognized ratably from the date of the grant through the date the achievement of performance criteria is deemed probable, and then ratably from the date the achievement of performance criteria is deemed probable through the remainder of the vesting period.

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

As of December 31, 2016, substantially all of the Company's real estate properties were leased to Sears Holdings and the majority of Company’s rental revenues were derived from the Master Lease (see Note 6).  Until the Company further diversifies the tenancy of its portfolio, an event that has a material adverse effect on Sears Holdings’ business, financial condition or results of operations could have a material adverse effect on the Company’s business, financial condition or results of operations.  Sears Holdings is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.  Refer to www.sec.gov for Sears Holdings Corporation publicly-available financial information.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of December 31, 2016, the Company's portfolio of 235 Wholly Owned Properties was diversified by location across 49 states and Puerto Rico.

Earnings (Loss) per Share

The Company has three classes of common stock.  The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A common shares and Class C non-voting common shares are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The net earnings (loss) per share amounts are the same for Class A and Class C common shares because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.  Class B non-economic common shares are excluded from earnings (loss) per share computations as they do not have economic rights.

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

Recently Issued Accounting Pronouncements

In January 2017, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) 2017-01 which changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets.  While there are various differences between the accounting for an asset acquisition and a business combination, the Company expects that the largest impact will be the capitalization of transaction costs for asset acquisitions which are expensed for business combinations.  ASU 2007-01 is effective, on a prospective basis, for interim and annual periods beginning after January 1, 2019; early adoption is permitted.  The Company has chosen to early adopt ASU 2017-01 during the current period on a prospective basis and it did not have an impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash." ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents.  Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows.  Currently, there is no specific guidance to address how to classify or present these changes. ASU 2016-18 is effective, on a retroactive basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.  The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides classification guidance for eight specific topics including debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-18 is effective, on a prospective basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.  The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

On February 25, 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases.  ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.  ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases, the lessee would recognize a straight-line total lease expense.  The Company is currently assessing the impact that adoption of this guidance will have on its consolidated financial statements and footnote disclosures.

In September 2015, the FASB issued ASU 2015-16, which amends Topic 805, Business Combinations, and requires the recognition of purchase price allocation adjustments that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and eliminates the requirement to retrospectively account for these adjustments.  ASU 2015-16 is effective, on a prospective basis, for interim and annual periods beginning after December 15, 2015; early adoption is permitted.  The Company has chosen to early adopt ASU 2015-16 during the current period on a prospective basis and it did not have an impact on the consolidated financial statements.

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

In May 2014, with subsequent updates issued in August 2015 and March, April, May and December 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment.  In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year.  Accordingly, ASU 2014-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  The standard can be applied either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment recognized as of the date of initial application. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. While the Company anticipates additional disclosure, it does not expect the adoption of this pronouncement will have a material effect on its consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.

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

Note 4 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $464.4 million and $16.8 million as of December 31, 2016, respectively.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

December 31, 2016

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$592,871	$(146,964)	$445,907
Below-market ground leases, net	11,766	(305)	11,461
Above-market leases, net	8,964	(1,933)	7,031
Total	$613,601	$(149,202)	$464,399

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$20,011	$(3,184)	$16,827
Total	$20,011	$(3,184)	$16,827

December 31, 2015				Wtd. Avg.
				Remaining
	Gross	Accumulated		Amortization
Lease Intangible Assets	Asset	Amortization	Balance	Period
In-place leases, net	$595,443	$(36,800)	$558,643	8.4	years
Below-market ground leases, net	11,766	(102)	11,664	57.5	years
Above-market leases, net	9,058	(570)	8,488	8.8	years
Total	$616,267	$(37,472)	$578,795	9.4	years

				Wtd. Avg.
				Remaining
	Gross	Accumulated		Amortization
Lease Intangible Liabilities	Liability	Amortization	Balance	Period
Below-market leases, net	$20,045	$(1,059)	$18,986	11.4	years
Total	$20,045	$(1,059)	$18,986	11.4	years

Amortization of acquired below-market leases, net of acquired above-market leases resulted in additional rental income of $0.9 million for the year ended December 31, 2016 and $0.5 million for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases for each of the five succeeding years commencing January 1, 2017 is as follows (in thousands):

2017	$(970)
2018	(970)
2019	(943)
2020	(808)
2021	(792)

Amortization of acquired below-market ground leases resulted in additional rent expense of $0.2 million for the year ended December 31, 2016 and $0.1 million for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.  Estimated annual amortization of acquired below-market ground leases for each of the five succeeding years commencing January 1, 2017 is as follows (in thousands):

2017	$203
2018	203
2019	203
2020	203
2021	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $110.2 million for the year ended December 31, 2016 and $36.8 million for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.  Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2017 is as follows (in thousands):

2017	$102,380
2018	61,988
2019	59,823
2020	58,088
2021	52,248

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

The Company currently has investments in three unconsolidated entities: GS Portfolio Holdings LLC (the “GGP JV”), a joint venture between Seritage and a subsidiary of GGP Inc. (together with its subsidiaries, “GGP”), SPS Portfolio Holdings LLC (the “Simon JV”), a joint venture between Seritage and a subsidiary of Simon Property Group, Inc. (together with its subsidiaries, “Simon”), and MS Portfolio LLC (the “Macerich JV”), a joint venture between Seritage and a subsidiary of The Macerich Company (together with its subsidiaries, “Macerich”).  A substantial majority of the space at the JV Properties is leased to Sears Holdings under the JV Master Leases which include recapture rights and termination rights with similar terms as those described under the Master Lease.

As of December 31, 2016, the GGP JV had submitted recapture notices related to Pembroke Lakes Mall in Pembroke Pines, FL, Valley Plaza Mall in Bakersfield, CA, Staten Island Mall in Staten Island, NY and Coronado Mall in Albuquerque, NM.  In addition, the GGP JV announced plans to recapture space at five additional locations according to a specific schedule, including Oakbrook Center in Oak Brook, IL, The Mall at Columbia in Columbia, MD, Natick Collection in Natick, MA, Paramus Park in Paramus, NJ and Alderwood in Lynnwood, WA.  The GGP JV will recapture 100% of the space currently occupied by Sears Holdings at Alderwood and Paramus Park, while Sears Holdings will continue to occupy a downsized space at the other locations.

No recaptures notices have been submitted related to properties in the Macerich JV or the Simon JV as of December 31, 2016.

The Company’s investments in unconsolidated joint ventures at December 31, 2016, consisted of (in thousands):

	# of	Total	Initial	Seritage %
Joint Venture	Properties	GLA	Investment	Ownership
GGP JV	12	2,167	$165,000	50%
Macerich JV	9	1,573	150,000	50%
Simon JV	10	1,714	114,012	50%
Total	31	5,454	$429,012

Each unconsolidated joint venture is obligated to prepare financial statements in accordance with GAAP.  The Company generally shares in the profits and losses of these unconsolidated joint ventures in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the Company’s deferral of the unconsolidated joint venture’s profits from land sales to the Company; or other items. There were no joint venture impairment charges during the year ended December 31, 2016 or the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.

The following table presents combined condensed financial data for all of the Company’s unconsolidated joint ventures as of December 31, 2016 and December 31, 2015, and for the year ended December 31, 2016 and the period from July 7, 2015 (Date operations Commenced) to December 31, 2015:

	December 31 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$214,109	$214,726
Buildings and improvements	598,978	603,265
Accumulated depreciation	(56,324)	(24,111)
	756,763	793,880
Construction in progress	48,885	1,481
Net investment in real estate	805,648	795,361
Cash and cash equivalents	3,434	19,903
Tenant and other receivables, net	6,133	4,990
Other assets, net	38,646	30,506
Total assets	$853,861	$850,760

LIABILITIES AND MEMBERS INTERESTS
Liabilities
Accounts payable, accrued expenses and other liabilities	$14,177	$13,973
Total liabilities	14,177	13,973

Members Interest
Additional paid in capital	830,389	823,923
Retained earnings	9,295	12,864
Total members interest	839,684	836,787
Total liabilities and members interest	$853,861	$850,760

		July 7, 2015
	Year Ended	(date operations commenced) to
	December 31, 2016	December 31, 2015
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$66,417	$35,150
Property operating expenses	(12,787)	(7,339)
Depreciation and amortization	(42,233)	(17,975)
Operating income	11,397	9,836
Other expenses	(2,105)	(292)
Net income	$9,292	$9,544
Equity in income of unconsolidated joint ventures	$4,646	$4,772

Note 6 – Leases

Master Lease

On July 7, 2015, subsidiaries of Seritage and subsidiaries of Sears Holdings entered into the Master Lease.  The Master Lease generally is a triple net lease with respect to all space which is leased thereunder to Sears Holdings, subject to proportional sharing by Sears Holdings for repair and maintenance charges, real property taxes, insurance and other costs and expenses which are common to both the space leased by Sears Holdings and other space occupied by unrelated third-party tenants in the same or other buildings pursuant to third-party leases, space which is recaptured pursuant to the Company recapture rights described below and all other space which is constructed on the properties.  Under the Master Lease, Sears Holdings and/or one or more of its subsidiaries will be required to make all expenditures reasonably necessary to maintain the premises in good appearance, repair and condition for as long as they lease the space.

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal.  As of December 31, 2016 and December 31, 2015, the annual base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $134.0 million.  In each of the initial and first two renewal terms, annual base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year.  For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

Revenues from the Master Lease for the year ended December 31, 2016 and for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 are as follows (in thousands and excluding the effect of straight-line rent):

		July 7, 2015
		(Date Operations
	Year Ended	Commenced) to
	December 31, 2016	December 31, 2015
Rental income	$133,237	$64,838
Tenant reimbursements	55,823	25,204
Total revenue	$189,060	$90,042

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

As of December 31, 2016, the Company had exercised certain recapture rights with respect to 27 properties as follows:

Property	Recapture Type	Notice Date
Braintree, MA	100%	November 2015
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015
San Antonio, TX	Auto center	March 2016
Bowie, MD	Auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Albany, NY	Auto center	May 2016
Fairfax, VA	Partial + auto center	May 2016
Wayne, NJ	Partial	May 2016
Ft. Wayne, IN	Out parcel	July 2016
Orlando, FL	100%	July 2016
Anderson, SC	Partial	July 2016
West Jordan, UT	Partial	July 2016
Madison, WI	Partial + auto center	July 2016
North Hollywood, CA	Partial	July 2016
Warwick, RI	Auto center	October 2016
Rehoboth Beach, DE	Partial	October 2016
Charleston, SC	Partial	October 2016
West Hartford, CT	100%	October 2016
St. Petersburg, FL	100%	October 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
Santa Monica, CA	100%	December 2016
Santa Cruz, CA	Partial	December 2016
Guaynabo, PR	Partial	December 2016
Saugus, MA	Partial	December 2016
Carson, CA	Partial	December 2016

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

During the year ended December 31, 2016, Sears Holdings provided notice that it intended to exercise its right to terminate the Master Lease with respect to 17 stores totaling 1.7 million square feet of gross leasable area.  The aggregate annual base rent at these stores was approximately $6.0 million. Sears Holdings continued to pay Seritage rent until it vacated the stores in January 2017 and also paid Seritage a termination fee of approximately $10.0 million, an amount equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expenses.

The 17 properties are as follows:

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

Subsequent to December 31, 2016, Sears Holdings provided notice that it intended to exercise its right to terminate the Master Lease with respect to 19 additional stores totaling 1.9 million square feet of gross leasable area.  The aggregate annual base rent at these stores is approximately $5.9 million.  Sears Holdings will continue to pay Seritage rent until it vacates the stores which is expected to occur in April 2017, and also will pay Seritage a termination fee equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expenses.

The 19 properties are as follows:

Property	Square Feet
El Paso, TX	103,657
Paducah, KY	108,244
Henderson, NV	122,823
Jefferson City, MO	92,016
Riverside, CA	94,500
Kissimmee, FL	112,505
Mount Pleasant, PA	83,536
Chapel Hill, OH	187,179
Concord, NC	137,499
Sioux Falls, SD	72,511
Platteville, WI	94,841
Muskogee, OK	87,500
Elkins, WV	94,885
Layton, UT	90,010
Detroit Lakes, MN	79,102
Hopkinsville, KY	70,326
Owensboro, KY	68,334
Leavenworth, KS	76,853
Kenton, OH	96,066
Total square feet	1,872,387

Lessor

The Company generally leases space to tenants under non-cancelable operating leases.  The leases typically provide for the payment of fixed base rents, as well as reimbursements of real estate taxes, insurance, maintenance and other costs.  Certain leases also provide for the payment by the lessee of additional rents based on a percentage of their sales.

As of December 31, 2016, future base rental revenue under non-cancelable operating leases, excluding extension options and signed leases for which rental payments have not yet commenced, is as follows (in thousands):

2017	164,242
2018	163,598
2019	163,537
2020	162,174
2021	163,442
Thereafter	622,419
$1,439,412

These future minimum amounts do not include tenant reimbursement income or additional rents based on a percentage of tenants’ sales.  For the year ended December 31, 2016, the Company recognized $62.5 million of tenant reimbursement income, as well as approximately $0.1 million of additional rent based on a percentage of tenants’ sales which was included in rental income.  For the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the Company recognized $26.9 million of tenant reimbursement income, as well as approximately $0.1 million of additional rent based on a percentage of tenants’ sales which was included in rental income.

As Lessee

In connection with the Transaction, the Company acquired a ground lease for one property.  During the year ended December 31, 2016, the Company recorded rent expense of approximately $0.2 million, which is classified within property operating expenses on the consolidated statements of operations.  During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the Company recorded rent expense of less than $0.1 million.  The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all options are exercised.

Note 7 – Mortgage Loans Payable

On July 7, 2015, pursuant to the Transaction, the Company entered into a mortgage loan agreement (the “Mortgage Loan Agreement”) and mezzanine loan agreement (collectively, the “Loan Agreements”), providing for term loans in an initial principal amount of approximately $1,161 million (collectively, the “Mortgage Loans”) and a $100 million future funding facility (the “Future Funding Facility”), which the Company expects to be available to finance the redevelopment of properties in its portfolio from time to time, subject to satisfaction of certain conditions.  As of December 31, 2016, the total principal amounts outstanding under the Mortgage Loans and the Future Funding Facility were $1,161 million and $20 million, respectively, and $80 million remained available under the Future Funding Facility for future draws by the Company.

Interest under the Mortgage Loans is due and payable on the payment dates, and all outstanding principal amounts are due when the loan matures on the payment date in July 2019, pursuant to the Loan Agreements.  The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions.  Borrowings under the Mortgage Loans bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of December 31, 2016, a weighted-average spread of 465 basis points; payments are made monthly on an interest-only basis.  The weighted-average interest rate for the Mortgage Loans and Future Funding Facility for the year ended December 31, 2016 was 5.24%.  For the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the weighted-average interest rate for the Mortgage Loans was 4.96%.

The Loan Agreements contain a yield maintenance provision for the early extinguishment of the debt before March 9, 2018.

The Mortgage Loans and Future Funding Facility are secured by all of the Company’s Wholly Owned Properties and a pledge of its equity in the JVs.  The Loan Agreements contain customary covenants for a real estate financing, including restrictions that limit the Company’s ability to grant liens on its assets, incur additional indebtedness, or transfer or sell assets, as well as those that may require the Company to obtain lender approval for certain major tenant leases or significant redevelopment projects. Such restrictions also include cash flow sweep provisions based upon certain measures of the Company’s and Sears Holdings’ financial and operating performance, including (a) where the “Debt Yield” (the ratio of net operating income for the mortgage borrowers to their debt) is less than 11.0%, (b) if the performance of Sears Holdings at the stores subject to the Master Lease with Sears Holdings fails to meet specified rent ratio thresholds, (c) if the Company fails to meet specified tenant diversification tests and (d) upon the occurrence of a bankruptcy or insolvency action with respect to Sears Holdings or if there is a payment default under the Master Lease with Sears Holdings, in each case, subject to cure rights, including providing specified amounts of cash collateral or satisfying tenant diversification thresholds.

In November 2016, the Company and the servicer for our Mortgage Loans entered into amendments to our Loan Agreements to resolve a disagreement regarding one of the cash flow sweep provisions in our Loan Agreements.  The principal terms of these amendments are that the Company has (i) posted $30.0 million, and will post $3.3 million on a monthly basis, to a redevelopment project reserve account, which amounts may be used by the Company to fund redevelopment activity and (ii) extended the spread maintenance provision for prepayment of the loan by two months through March 9, 2018 (with the spread maintenance premium for the second month at a reduced amount).

The Company believes it is currently in compliance with all material terms and conditions of the Loan Agreements.

All obligations under the Loan Agreements are non-recourse to the borrowers and the pledgors of the JV Interests and the guarantors thereunder, except that (i) the borrowers and the guarantors will be liable, on a joint and several basis, for losses incurred by the lenders in respect of certain matters customary for commercial real estate loans, including misappropriation of funds and certain environmental liabilities and (ii) the indebtedness under the Loan Agreements will be fully recourse to the borrowers and guarantors upon the occurrence of certain events customary for commercial real estate loans, including without limitation prohibited transfers, prohibited voluntary liens, and bankruptcy.  Additionally the guarantors delivered a limited completion guaranty with respect to future redevelopments undertaken by the borrowers at the properties, and the Company must maintain (i) a net worth of not less than $1 billion and (ii) a minimum liquidity of not less than $50.0 million, throughout the term of the Loan Agreements.

The Company has incurred $22.3 million of debt issuance and other costs related to the Mortgage Loans and Future Funding Facility, including $0.9 million during the year ended December 31, 2016 and $21.4 million during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Loan Agreements.  As of December 31, 2016, the unamortized balance of the Company’s debt issuance costs was $14.3 million as compared to $18.8 million as December 31, 2015.

Note 8 – Income Taxes

The Company has elected to be taxed as a REIT as defined under Section 856(c) of the Code for federal income tax purposes and expects to continue to operate to qualify as a REIT.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to currently distribute at least 90% of its adjusted REIT taxable income to its shareholders.

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

The Company evaluated whether any uncertain tax provisions exist as of December 31, 2016 and December 31, 2015 and concluded that there are no uncertain tax positions.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 inputs.  The Company’s derivative instruments as of December 31, 2016 and December 31, 2015 included an interest rate cap.  The Company utilizes an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at December 31, 2016 and December 31, 2015 was approximately $0.7 million and $2.1 million, respectively, and is included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheet.  The Company has elected not to utilize hedge accounting and therefore the change in fair value is included within change in fair value of interest rate cap in the consolidated statements of operations.  For the year ended December 31, 2016, the Company recorded an unrealized loss of $1.4 million related to the change in fair value of the interest rate cap as compared to an unrealized loss of $2.9 million for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheet include cash equivalents and mortgage loans payable.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgage loans payable is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value.  The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of December 31, 2016 and December 31, 2015, the estimated fair value of the Company’s debt was $1.2 billion which approximated the carrying value at such date as the current risk-adjusted rate approximates the stated rates on the Company’s mortgages.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs including removal, remediation, government fines and injuries to persons and property.  The Company does not believe that any resulting liability from such matters will have a material effect on the consolidated financial position, results of operations or liquidity of the Company.  Under the Master Lease, Sears Holdings has indemnified the Company from certain environmental liabilities at the Wholly Owned Properties existing before, or caused by Sears Holdings during, the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings).  As of December 31, 2016 and December 31, 2015, the Company had approximately $11.8 million and $12.0 million, respectively, of restricted cash in a lender reserve account to fund potential environmental costs that were identified during due diligence related to the Transaction.

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

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”).  On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint in the Action against the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage.  On July 12, 2016, the plaintiffs filed a verified consolidated amended stockholder derivative complaint (the “Amended Complaint”) against the same defendants and asserting substantially the same claims as set forth in the complaint filed in October 2015.  The plaintiffs have brought the Action derivatively on behalf of Sears Holdings, which is named as a nominal defendant, and allege that the Sears Holdings directors, as well as ESL and Edward S. Lampert (in their capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed.  The Amended Complaint also alleges that Seritage and FCM aided and abetted these alleged fiduciary breaches.  Among other forms of relief, the Amended Complaint seeks damages in unspecified amounts.  In October 2016, following mediation, the parties reached an agreement-in-principle to settle the Action, which ultimately was reflected in a definitive Stipulation and Agreement of Settlement, Compromise and Release executed on February 8, 2017.  Pursuant to the settlement, (a) the defendants and the D&O insurers for the individual members of the Sears Holdings’ Board of Directors have agreed to pay (assuming satisfaction of all conditions) $40 million, of which Seritage has agreed to pay $19 million; and (b) all defendants will receive customary releases.  The Delaware Court of Chancery has scheduled a hearing on May 9, 2017, at which it will determine whether to approve the settlement, after customary notice to Sears Holding stockholders and an opportunity for them to object.  The defendants continue to deny the claims asserted and have entered into the settlement solely to avoid the burden, expense, distraction, and inherent risk in and of litigation.  While there can be no assurance that the settlement agreement will result in a definitive, court-approved agreement, the Company determined that its liability is both probable and estimable and recorded a litigation charge of $19.0 million during the year ended December 31, 2016.  The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and, if the settlement is not approved, intends to contest the Action.

Note 11 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL.  ESL beneficially owned approximately 53.2% and 49.6% of Sears Holdings’ outstanding common stock at December 31, 2016 and December 31, 2015, respectively.  Mr. Lampert is also the Chairman of Seritage.

As of December 31, 2016, ESL held an approximately 43.3% interest in Operating Partnership and approximately 3.7% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.  As of December 31, 2015, ESL held an approximately 43.4% interest in Operating Partnership and approximately 3.9% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively

Unsecured Term Loan

On February 23, 2017 (the “Closing Date”), the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $200.0 million senior unsecured delayed draw term loan facility (the “Unsecured Term Loan”) with JPP, LLC (“JPP”) and JPP II, LLC, as lenders (collectively, the “Initial Lenders”), and JPP, as administrative agent (the “Administrative Agent”).

Loans under the Unsecured Term Loan (which was undrawn on the Closing Date) may be requested by the Operating Partnership at any time from the Closing Date until thirty days prior to the stated maturity date, upon five business days prior notice to the Administrative Agent.  The total commitments of the lenders under the Unsecured Term Loan is $200.0 million, provided, that, the maximum draw amount under the Unsecured Term Loan through April 30, 2017 is $100.0 million, which amount increases to $150.0 million on May 1, 2017 and $200.0 million on September 1, 2017, in each instance so long as no cash flow sweep period is then in effect and continuing as of such date under the Company’s Mortgage Loan Agreement.  Amounts drawn under the Unsecured Term Loan and repaid may not be redrawn.

The Unsecured Term Loan will mature the earlier of (i) December 31, 2017 and (ii) the date on which the outstanding indebtedness under the Loan Agreements are repaid or refinanced in full.  The Unsecured Term Loan may be prepaid at any time in whole or in part, without any penalty or premium.

The principal amount of loans outstanding under the Unsecured Term Loan will bear a base annual interest rate of 6.50%.  If a cash flow sweep period were to occur and be continuing under the Company’s Mortgage Loan Agreement (i) the interest rate on any outstanding advances would increase from and after such date by 1.5% per annum above the base interest rate and (ii) the interest rate on any advances made after such date would increase by 3.5% per annum above the base interest rate.  Accrued and unpaid interest will be payable in cash, except that during the continuance of a cash flow sweep period under the existing mortgage loan agreement, the Operating Partnership may defer the payment of interest which deferred amount would be added to the outstanding  principal balance of the loans.

On the Closing Date, the Operating Partnership paid to the Initial Lenders an upfront commitment fee equal to $1.0 million.  The Operating Partnership will also be required to pay an additional commitment fee of $1.0 million on the date that is ninety days after the Closing Date unless prior thereto (i) at least 33.3% of the principal amount of the Facility has been syndicated to lenders who are not affiliates of the Initial Lenders or (ii) the Unsecured Term Loan has been paid in full and the commitments have been terminated.

The Unsecured Term Loan documentation requires that the Company at all times maintain (i) a net worth of not less than $1.0 billion, and (ii) a leverage ratio not to exceed 60.0%.

The Unsecured Term Loan includes customary representations and warranties, covenants and indemnities.  The Unsecured Term Loan also has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings.  If there is an event of default, the Lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the Unsecured Term Loan documents, and require the Operating Partnership to pay a default interest rate on overdue amounts equal to 1.50% in excess of the applicable base interest rate.

Mr. Edward S. Lampert, the Company’s Chairman, is the Chairman and Chief Executive Officer of ESL, which controls JPP, LLC and JPP II, LLC.  The terms of the Unsecured Term Loan were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Edward S. Lampert recusing himself).

Transition Services Agreement

On July 7, 2015, the Operating Partnership and Sears Holdings Management Corporation (“SHMC”), a wholly owned subsidiary of Sears Holdings, entered into a transition services agreement (the “Transition Services Agreement”, or “TSA”).  Pursuant to the TSA, SHMC was to provide certain limited services to the Operating Partnership during the period from the closing of the Transaction through the 18-month anniversary of the closing.  On January 7, 2017, the TSA expired by its terms.

During the year ended December 31, 2016, the services provided by SHMC were limited to specific accounting and tax services, substantially all of which were in support of the Company’s 2015 year-end activities.  Fees incurred for these services were approximately $0.1 million and are included in general and administrative expenses in the consolidated statements of operations.  During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, the services provided by SHMC included select facilities management, accounting, treasury, tax and related support services.  Fees incurred for these services were approximately $0.2 million and are included in general and administrative expenses in the consolidated statements of operations.

Note 12 – Non-Controlling Interests

Partnership Agreement

On July 7, 2015, Seritage and ESL entered into the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”).  Pursuant to the Partnership Agreement, as the sole general partner of Operating Partnership, Seritage exercises exclusive and complete responsibility and discretion in its day-to-day management, authority to make decisions and control of Operating Partnership, and may not be removed as general partner by the limited partners.  As of December 31, 2016, the Company held a 56.7% interest in the Operating Partnership and ESL held a 43.3% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the period presented.

Subsequent to December 31, 2016, 2,094,821 Operating Partnership units were converted to Class A shares resulting in the Company holding a 60.4% interest in the Operating Partnership and ESL holding a 39.6% interest.

Note 13 – Shareholders’ Equity

Class A Common Shares

On July 7, 2015, the Company issued 22,332,037 Class A common shares at a price of $29.58 per share, for aggregate proceeds of $660.6 million, pursuant to the Rights Offering.  The Company incurred costs of approximately $8.2 million related to the Rights Offering.  In addition, the Company issued and sold to subsidiaries of each of GGP and Simon 1,125,760 Class A common shares at a price of $29.58 per share, or an aggregate purchase price of $33.3 million, in transactions exempt from registration under the Securities Act. The subsidiary of GGP liquidated its position during the year ended December 31, 2016.

Subsequent to December 31, 2016, 2,094,821 Operating Partnership units were converted to Class A shares.

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

Subsequent to December 31, 2016, 137,684 Class B shares were surrendered to the Company.

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

During the year ended December 31, 2016, 1,018,500 net shares of Class C non-voting common shares were converted to Class A common shares.  During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, 17,450 net shares of Class C non-voting common shares were converted to Class A common shares.

Class C non-voting shares have a par value of $0.01 per share.

Dividends and Distributions

On November 1, 2016, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ended December 31, 2016.  The holders of Operating Partnership units were entitled to an equal distribution per Operating Partnership unit held on December 31, 2016.  The dividends and distributions payable were recorded as liabilities on the Company's condensed consolidated balance sheet at December 31, 2016.  The dividend has been reflected as a reduction of shareholders' equity and the distribution has been reflected as a reduction of the limited partners' non-controlling interest.  These amounts were paid on January 12, 2017.

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

The Company declared total dividends of $1.00 per Class A and Class C common share during the year ended December 31, 2016 and $0.50 per Class A and Class C common share during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.  The dividends have been reflected as follows for federal income tax purposes:

		July 7, 2015
	Year Ended	(date operations commenced) to
	December 31,	December 31,
	2016	2015
Ordinary income	$1.00	$0.50
Return of capital	—	—
Total	$1.00	$0.50

On February 28, 2017, the Company declared a cash dividend of $0.25 per Class A and Class C common share for the three months ending March 31, 2017.  The holders of Operating Partnership units are entitled to an equal distribution per Operating Partnership unit held on March 31, 2016.  These amounts will be paid on April 13, 2017.

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

Earnings per share has not been presented for Class B shareholders as they do not have economic rights.

(in thousands except per share amounts)		July 7, 2015
		(Date Operations
	Year Ended	Commenced) to
	December 31, 2016	December 31, 2015
Numerator - Basic and Diluted
Net loss	$(91,009)	$(38,803)
Net loss attributable to non-controlling interests	39,451	16,465
Net loss attributable to common shareholders	$(51,558)	$(22,338)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	25,497	24,707
Weighted average Class C common shares outstanding	5,919	6,679
Weighted average Class A and Class C common shares outstanding	31,416	31,386

Net loss per share attributable to Class A and Class C common shareholders	$(1.64)	$(0.71)

No adjustments were made to the numerator for the year ended December 31, 2016 or the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the year ended December 31, 2016 or the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of December 31, 2016 and December 31, 2015, there were 216,348 and 221,484 shares, respectively, of non-vested restricted stock outstanding.

Note 15 – Stock Based Compensation

On July 7, 2015, the Company adopted the Seritage Growth Properties 2015 Share Plan (the “Plan”). The number of shares of common stock reserved for issuance under the Plan is 3,250,000 shares have been registered with the SEC. The Plan provides for grants of restricted shares, share units, other share-based awards, options, and share appreciation rights, each as defined in the Plan (collectively, the “Awards”).  Directors, officers, other employees and consultants of the Company and its subsidiaries and affiliates are eligible for Awards.

Restricted Shares

Pursuant to the Plan, the Company made grants of restricted shares and share units during the year ended December 31, 2016 and the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.  The vesting terms of these grants are specific to the individual grant and vary in that a portion of the restricted shares and share units vest either immediately or in equal annual amounts over the next three years (time-based vesting) and a portion of the restricted shares vest on the third anniversary of the grants subject to the achievement of certain performance criteria (performance-based vesting).  As of December 31, 2016, the performance criteria have not been met.

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

The following table summarizes restricted share activity for the grant periods ended December 31, 2016 and December 31, 2015:

			July 7, 2015 (date operations commenced)
	Year Ended December 31, 2016		to December 31, 2015
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested restricted shares at beginning of period	221,484	$37.18	—	$—

Restricted shares granted	23,324	46.48	238,387	30.73
Restricted shares vested	(28,460)	31.18	(16,903)	29.58
Restricted shares forfeited	—	—	—	—

Unvested restricted shares at end of period	216,348	$38.98	221,484	$37.18

The Company recognized $1.1 million in compensation expense related to the restricted shares during the year ended December 31, 2016 and $0.9 million for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. Compensation expenses related to the restricted shares are included in general and administrative on the Company's consolidated statements of operations.  As of December 31, 2016, there were $8.2 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 2.7 years. As of December 31, 2015 there were $6.4 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 2.8 years.

Note 16 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities (in thousands):

	December 31, 2016	December 31, 2015
Accounts payable and accrued expenses	$26,463	$13,793
Accrued real estate taxes	23,942	25,333
Litigation charge	19,000	—
Below-market leases	16,827	18,986
Dividends payable	14,132	27,894
Environmental reserve	11,584	11,824
Deferred maintenance	4,124	10,281
Accrued interest	3,004	2,748
Prepaid rental income	1,979	1,331
Sears Holdings payable	—	8,670
Total accounts payable, accrued expenses and other liabilities	$121,055	$120,860

Note 17 – Quarterly Financial Information (unaudited)

The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts):

	2016				2015
					July 7 (Date
					Operations
	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended	Commenced) to	Quarter Ended
	March 31	June 30	September 30	December 31	September 30	December 31
Total revenue	$63,004	$61,867	$57,607	$66,196	$54,063	$59,508
Operating income (loss)	396	2,765	(22,771)	(10,837)	(16,550)	7,177
Net loss	(14,714)	(12,565)	(37,247)	(26,483)	(31,853)	(6,950)
Net loss attributable to common shareholders	(8,335)	(7,117)	(21,102)	(15,004)	(18,301)	(4,037)
Net loss per share attributable to Class A and Class C common shareholders - Basic and diluted	(0.27)	(0.23)	(0.67)	(0.48)	(0.58)	(0.13)
Weighted average Class A and Class C common shares outstanding - Basic and diluted	31,391	31,391	31,419	31,418	31,384	31,391

SERITAGE GROWTH PROPERTIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2016

(Dollars in thousands)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs (1)		Subsequent to Acquisition		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
The Mall at Sears	Anchorage, AK	(3)	$11,517	$11,729	$—	$819	$11,517	$12,548	$24,065	$(1,267)	July, 2015	(4)
Freestanding	Cullman, AL	(3)	947	846	—	—	947	846	1,793	(117)	July, 2015	(4)
McCain Mall	North Little Rock, AR	(3)	1,288	2,881	—	—	1,288	2,881	4,169	(447)	July, 2015	(4)
Freestanding	Russellville, AR	(3)	318	1,270	—	—	318	1,270	1,588	(150)	July, 2015	(4)
Flagstaff Mall	Flagstaff, AZ	(3)	932	2,179	—	—	932	2,179	3,111	(216)	July, 2015	(4)
Superstition Springs	Mesa, AZ	(3)	2,661	2,559	—	—	2,661	2,559	5,220	(337)	July, 2015	(4)
Shopping Center	Peoria, AZ	(3)	1,204	509	—	—	1,204	509	1,713	(196)	July, 2015	(4)
Desert Sky Mall	Phoenix , AZ	(3)	2,605	2,448	—	—	2,605	2,448	5,053	(293)	July, 2015	(4)
Freestanding	Phoenix , AZ	(3)	568	1,088	—	—	568	1,088	1,656	(215)	July, 2015	(4)
Prescott Gateway Mall	Prescott, AZ	(3)	1,071	835	—	—	1,071	835	1,906	(183)	July, 2015	(4)
The Mall at Sierra Vista	Sierra Vista, AZ	(3)	1,252	1,791	—	—	1,252	1,791	3,043	(177)	July, 2015	(4)
Freestanding	Sierra Vista, AZ	(3)	938	1,736	—	—	938	1,736	2,674	(266)	July, 2015	(4)
Park Place	Tucson, AZ	(3)	5,207	3,458	—	—	5,207	3,458	8,665	(406)	July, 2015	(4)
Southgate Mall	Yuma, AZ	(3)	1,485	1,596	—	—	1,485	1,596	3,081	(272)	July, 2015	(4)
Kmart Center	Antioch, CA	(3)	1,594	2,525	—	—	1,594	2,525	4,119	(245)	July, 2015	(4)
Big Bear Lake Shopping Center	Big Bear Lake, CA	(3)	3,664	2,945	—	—	3,664	2,945	6,609	(257)	July, 2015	(4)
Southbay Pavilion	Carson, CA	(3)	11,476	5,223	—	7	11,476	5,230	16,706	(574)	July, 2015	(4)
Chula Vista Center	Chula Vista, CA	(3)	7,315	6,834	—	—	7,315	6,834	14,149	(586)	July, 2015	(4)
Sunrise Mall	Citrus Heights, CA	(3)	3,778	2,088	—	—	3,778	2,088	5,866	(707)	July, 2015	(4)
Freestanding	Delano, CA	(3)	1,905	2,208	—	—	1,905	2,208	4,113	(263)	July, 2015	(4)
Parkway Plaza	El Cajon, CA	(3)	10,573	2,883	—	—	10,573	2,883	13,456	(647)	July, 2015	(4)
Imperial Valley Mall	El Centro, CA	(3)	3,877	3,977	—	—	3,877	3,977	7,854	(403)	July, 2015	(4)
Solano	Fairfield, CA	(3)	3,679	1,366	—	—	3,679	1,366	5,045	(195)	July, 2015	(4)
Florin Mall	Florin, CA	(3)	1,022	1,366	—	—	1,022	1,366	2,388	(306)	July, 2015	(4)
Manchester Mall	Fresno, CA	(3)	1,370	2,000	—	—	1,370	2,000	3,370	(577)	July, 2015	(4)
Mill Creek Marketplace	McKinleyville, CA	(3)	1,354	1,655	—	—	1,354	1,655	3,009	(233)	July, 2015	(4)
Merced Mall	Merced, CA	(3)	2,534	1,604	—	—	2,534	1,604	4,138	(337)	July, 2015	(4)
Montclair Plaza	Montclair, CA	(3)	2,498	2,119	—	—	2,498	2,119	4,617	(144)	July, 2015	(4)
Moreno Valley Mall	Moreno Valley, CA	(3)	3,898	3,407	—	—	3,898	3,407	7,305	(394)	July, 2015	(4)
NewPark Mall	Newark, CA	(3)	4,312	3,268	—	—	4,312	3,268	7,580	(475)	July, 2015	(4)
Valley Plaza	North Hollywood, CA	(3)	8,049	3,172	—	—	8,049	3,172	11,221	(205)	July, 2015	(4)
Northridge Fashion Center	Northridge, CA	(3)	5,402	3,466	—	—	5,402	3,466	8,868	(412)	July, 2015	(4)
Palm Desert	Palm Desert, CA	(3)	5,473	1,705	(542)	(169)	4,931	1,536	6,467	(279)	July, 2015	(4)
Ramona Station	Ramona, CA	(3)	7,239	1,452	—	16	7,239	1,468	8,707	(324)	July, 2015	(4)
Freestanding	Riverside, CA	(3)	4,397	4,407	—	—	4,397	4,407	8,804	(620)	July, 2015	(4)
Freestanding	Riverside, CA	(3)	2,670	2,489	—	54	2,670	2,543	5,213	(334)	July, 2015	(4)
Galleria at Roseville	Roseville, CA	(3)	4,848	3,215	—	—	4,848	3,215	8,063	(331)	July, 2015	(4)
Northridge Mall	Salinas, CA	(3)	2,644	4,394	—	—	2,644	4,394	7,038	(547)	July, 2015	(4)
Inland Center	San Bernardino, CA	(3)	4,131	2,066	—	—	4,131	2,066	6,197	(385)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs (1)		Subsequent to Acquisition		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Shops at Tanforan	San Bruno, CA	(3)	7,854	4,642	—	—	7,854	4,642	12,496	(528)	July, 2015	(4)
University Town Centre (UTC)	San Diego, CA	(3)	22,445	14,094	—	1,738	22,445	15,832	38,277	(873)	July, 2015	(4)
Eastridge Mall (CA)	San Jose, CA	(3)	1,531	2,356	—	—	1,531	2,356	3,887	(722)	July, 2015	(4)
Capitola Mall	Santa Cruz, CA	(3)	4,338	4,803	—	—	4,338	4,803	9,141	(391)	July, 2015	(4)
Santa Maria Town Center	Santa Maria, CA	(3)	3,967	2,635	—	—	3,967	2,635	6,602	(225)	July, 2015	(4)
Freestanding	Santa Monica, CA	(3)	43,916	3,973	—	—	43,916	3,973	47,889	(251)	July, 2015	(4)
Freestanding	Santa Paula, CA	(3)	2,002	1,147	—	—	2,002	1,147	3,149	(249)	July, 2015	(4)
Promenade in Temecula	Temecula, CA	(3)	6,098	2,214	—	—	6,098	2,214	8,312	(401)	July, 2015	(4)
Janss Marketplace	Thousand Oaks, CA	(3)	9,853	14,785	—	2,768	9,853	17,553	27,406	(850)	July, 2015	(4)
Pacific View	Ventura, CA	(3)	5,578	6,172	—	—	5,578	6,172	11,750	(229)	July, 2015	(4)
Sequoia Mall	Visalia, CA	(3)	2,967	2,243	—	—	2,967	2,243	5,210	(232)	July, 2015	(4)
West Covina	West Covina, CA	(3)	5,972	2,053	—	—	5,972	2,053	8,025	(459)	July, 2015	(4)
Westminster Mall	Westminster, CA	(3)	6,845	5,651	—	—	6,845	5,651	12,496	(497)	July, 2015	(4)
Westland Shopping Center	Lakewood, CO	(3)	1,290	4,550	—	—	1,290	4,550	5,840	(343)	July, 2015	(4)
Thornton Place	Thornton, CO	(3)	1,881	1,300	—	—	1,881	1,300	3,181	(585)	July, 2015	(4)
Crystal Mall	Waterford, CT	(3)	1,371	2,534	—	—	1,371	2,534	3,905	(300)	July, 2015	(4)
Corbin's Corner	West Hartford, CT	(3)	6,434	10,466	—	—	6,434	10,466	16,900	(765)	July, 2015	(4)
Freestanding	Rehoboth Beach, DE	(3)	714	4,523	—	—	714	4,523	5,237	(412)	July, 2015	(4)
Altamonte Mall	Altamonte Springs, FL	(3)	4,051	6,788	—	—	4,051	6,788	10,839	(582)	July, 2015	(4)
Town Center at Boca Raton	Boca Raton, FL	(3)	16,090	7,479	—	—	16,090	7,479	23,569	(701)	July, 2015	(4)
DeSoto Square	Bradenton, FL	(3)	958	900	—	7	958	907	1,865	(263)	July, 2015	(4)
Beachway Plaza	Bradenton, FL	(3)	1,420	1,479	—	—	1,420	1,479	2,899	(207)	July, 2015	(4)
Countryside	Clearwater, FL	(3)	5,852	17,777	—	818	5,852	18,595	24,447	(932)	July, 2015	(4)
Miami International Mall	Doral, FL	(3)	9,214	2,654	—	—	9,214	2,654	11,868	(552)	July, 2015	(4)
Edison Mall	Ft. Myers, FL	(3)	3,168	2,853	—	—	3,168	2,853	6,021	(287)	July, 2015	(4)
The Oaks Mall	Gainesville, FL	(3)	2,439	1,205	—	—	2,439	1,205	3,644	(167)	July, 2015	(4)
Westland Shopping Mall	Hialeah, FL	(3)	9,683	3,472	—	—	9,683	3,472	13,155	(363)	July, 2015	(4)
Freestanding	Hialeah, FL	(3)	5,492	2,344	—	—	5,492	2,344	7,836	(222)	July, 2015	(4)
Center of Osceola	Kissimmee, FL	(3)	2,107	2,556	—	—	2,107	2,556	4,663	(318)	July, 2015	(4)
Lakeland Square	Lakeland, FL	(3)	1,503	1,045	—	—	1,503	1,045	2,548	(204)	July, 2015	(4)
Freestanding	Melbourne, FL	(3)	2,441	1,981	—	—	2,441	1,981	4,422	(324)	July, 2015	(4)
Aventura Mall	Miami, FL	(3)	13,265	61,576	—	—	13,265	61,576	74,841	(2,462)	July, 2015	(4)
Southland Mall (FL)	Miami, FL	(3)	5,219	1,236	—	—	5,219	1,236	6,455	(412)	July, 2015	(4)
Coastland Center	Naples, FL	(3)	8,857	2,209	—	—	8,857	2,209	11,066	(347)	July, 2015	(4)
Freestanding	North Miami, FL	(3)	4,748	2,434	—	—	4,748	2,434	7,182	(336)	July, 2015	(4)
Paddock Mall	Ocala, FL	(3)	2,468	1,150	—	—	2,468	1,150	3,618	(220)	July, 2015	(4)
Kmart Shopping Center	Orange Park, FL	(3)	1,477	1,701	—	401	1,477	2,102	3,579	(249)	July, 2015	(4)
Orlando Fashion Square	Orlando, FL	(3)	4,403	3,626	—	—	4,403	3,626	8,029	(581)	July, 2015	(4)
Panama City Mall	Panama City, FL	(3)	3,227	1,614	—	—	3,227	1,614	4,841	(1,107)	July, 2015	(4)
University Town Plaza	Pensacola, FL	(3)	2,620	2,990	—	—	2,620	2,990	5,610	(357)	July, 2015	(4)
Westfield Broward	Plantation, FL	(3)	6,933	2,509	—	—	6,933	2,509	9,442	(424)	July, 2015	(4)
Sarasota Square	Sarasota, FL	(3)	3,920	2,200	—	—	3,920	2,200	6,120	(333)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs (1)		Subsequent to Acquisition		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Freestanding	St. Petersburg, FL	(3)	1,653	777	—	—	1,653	777	2,430	(253)	July, 2015	(4)
Tyrone Square Mall	St. Petersburg, FL	(3)	2,381	2,420	—	—	2,381	2,420	4,801	(412)	July, 2015	(4)
Cumberland Mall	Atlanta, GA	(3)	8,891	6,469	—	3	8,891	6,472	15,363	(495)	July, 2015	(4)
Oglethorpe Mall	Savannah, GA	(3)	5,285	3,012	—	—	5,285	3,012	8,297	(296)	July, 2015	(4)
Freestanding	Honolulu (5), HI	(3)	6,824	2,195	—	—	6,824	2,195	9,019	(138)	July, 2015	(4)
Freestanding	Algona, IA	(3)	644	2,796	—	—	644	2,796	3,440	(234)	July, 2015	(4)
Lindale Mall	Cedar Rapids, IA	(3)	2,833	2,197	—	—	2,833	2,197	5,030	(268)	July, 2015	(4)
Freestanding	Charles City, IA	(3)	793	1,914	—	—	793	1,914	2,707	(259)	July, 2015	(4)
Webster City Plaza	Webster City, IA	(3)	392	896	—	—	392	896	1,288	(102)	July, 2015	(4)
Boise Towne Square	Boise, ID	(3)	1,828	1,848	—	—	1,828	1,848	3,676	(217)	July, 2015	(4)
Freestanding	Chicago, IL	(3)	3,665	3,504	—	—	3,665	3,504	7,169	(193)	July, 2015	(4)
Freestanding	Chicago, IL	(3)	905	804	—	—	905	804	1,709	(156)	July, 2015	(4)
Kedzie Square	Chicago, IL	(3)	2,385	7,924	—	—	2,385	7,924	10,309	(531)	July, 2015	(4)
Homewood Square	Homewood, IL	(3)	3,954	4,766	—	36	3,954	4,802	8,756	(493)	July, 2015	(4)
Louis Joliet Shopping Mall	Joliet, IL	(3)	2,557	3,108	—	—	2,557	3,108	5,665	(507)	July, 2015	(4)
Freestanding	Lombard, IL	(3)	2,685	8,281	—	—	2,685	8,281	10,966	(462)	July, 2015	(4)
Freestanding	Moline, IL	(3)	2,010	751	—	—	2,010	751	2,761	(263)	July, 2015	(4)
North Riverside Park Mall	North Riverside, IL	(3)	1,846	3,178	—	—	1,846	3,178	5,024	(387)	July, 2015	(4)
Orland Square	Orland Park, IL	(3)	1,783	974	—	—	1,783	974	2,757	(229)	July, 2015	(4)
Sherwood Plaza	Springfield, IL	(3)	2,182	5,051	—	—	2,182	5,051	7,233	(527)	July, 2015	(4)
Freestanding	Steger, IL	(3)	589	2,846	—	—	589	2,846	3,435	(160)	July, 2015	(4)
North Pointe Plaza	Elkhart, IN	(3)	1,349	869	—	—	1,349	869	2,218	(128)	July, 2015	(4)
Glenbrook Square	Ft. Wayne, IN	(3)	3,247	5,476	—	—	3,247	5,476	8,723	(475)	July, 2015	(4)
Broadway Center	Merrillville, IN	(3)	3,413	3,224	—	—	3,413	3,224	6,637	(509)	July, 2015	(4)
Freestanding	Leavenworth, KS	(3)	397	705	—	—	397	705	1,102	(161)	July, 2015	(4)
Metcalf Shopping Center	Overland Park, KS	(3)	2,775	1,766	—	—	2,775	1,766	4,541	(408)	July, 2015	(4)
Pennyrile Marketplace	Hopkinsville, KY	(3)	553	2,815	—	—	553	2,815	3,368	(325)	July, 2015	(4)
Audubon Plaza	Owensboro, KY	(3)	411	1,083	—	—	411	1,083	1,494	(107)	July, 2015	(4)
Kentucky Oaks	Paducah, KY	(3)	1,022	2,868	—	—	1,022	2,868	3,890	(298)	July, 2015	(4)
Freestanding	Houma, LA	(3)	590	2,030	—	—	590	2,030	2,620	(239)	July, 2015	(4)
The Mall of Acadiana	Lafayette, LA	(3)	1,406	5,094	—	—	1,406	5,094	6,500	(512)	July, 2015	(4)
Freestanding	New Iberia, LA	(3)	450	1,819	—	—	450	1,819	2,269	(291)	July, 2015	(4)
Braintree Marketplace	Braintree (5), MA	(3)	6,585	5,614	—	9,889	6,585	15,503	22,088	(358)	July, 2015	(4)
Square One Mall	Saugus, MA	(3)	1,656	2,835	—	—	1,656	2,835	4,491	(426)	July, 2015	(4)
Bowie Town Center	Bowie, MD	(3)	4,583	2,335	—	—	4,583	2,335	6,918	(280)	July, 2015	(4)
Hunt Valley Towne Centre	Cockeysville, MD	(3)	5,768	2,319	—	—	5,768	2,319	8,087	(306)	July, 2015	(4)
South River Colony	Edgewater, MD	(3)	5,534	2,116	—	—	5,534	2,116	7,650	(317)	July, 2015	(4)
Valley Mall (MD)	Hagerstown, MD	(3)	2,877	1,378	—	—	2,877	1,378	4,255	(298)	July, 2015	(4)
Midtown Shopping Center	Madawaska, ME	(3)	140	942	—	—	140	942	1,082	(64)	July, 2015	(4)
Freestanding	Alpena, MI	(3)	782	1,427	—	—	782	1,427	2,209	(228)	July, 2015	(4)
Jackson Crossing	Jackson, MI	(3)	2,720	1,184	—	—	2,720	1,184	3,904	(297)	July, 2015	(4)
Lincoln Park Shopping Center	Lincoln Park, MI	(3)	1,106	3,198	—	—	1,106	3,198	4,304	(390)	July, 2015	(4)
Hillside Plaza	Manistee, MI	(3)	508	3,045	—	—	508	3,045	3,553	(355)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs (1)		Subsequent to Acquisition		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Macomb Mall	Roseville, MI	(3)	3,286	4,778	—	—	3,286	4,778	8,064	(557)	July, 2015	(4)
Freestanding	Sault Ste. Marie, MI	(3)	946	917	—	—	946	917	1,863	(192)	July, 2015	(4)
Freestanding	St. Clair Shores, MI	(3)	2,399	1,797	—	—	2,399	1,797	4,196	(249)	July, 2015	(4)
Oakland Mall	Troy, MI	(3)	7,954	2,651	—	—	7,954	2,651	10,605	(758)	July, 2015	(4)
Freestanding	Ypsilanti, MI	(3)	2,462	1,277	—	—	2,462	1,277	3,739	(331)	July, 2015	(4)
Burnsville Center	Burnsville, MN	(3)	3,513	1,281	—	—	3,513	1,281	4,794	(452)	July, 2015	(4)
Detroit Lakes K Mart Plaza	Detroit Lakes, MN	(3)	1,130	1,220	—	—	1,130	1,220	2,350	(287)	July, 2015	(4)
Maplewood Mall	Maplewood, MN	(3)	3,605	1,162	—	—	3,605	1,162	4,767	(307)	July, 2015	(4)
Freestanding	St. Paul, MN	(3)	1,866	1,028	—	—	1,866	1,028	2,894	(348)	July, 2015	(4)
Freestanding	Cape Girardeau, MO	(3)	609	908	—	—	609	908	1,517	(95)	July, 2015	(4)
Flower Valley Shopping Center	Florissant, MO	(3)	2,430	1,607	—	—	2,430	1,607	4,037	(290)	July, 2015	(4)
Freestanding	Jefferson City, MO	(3)	957	2,224	—	—	957	2,224	3,181	(243)	July, 2015	(4)
Kickapoo Corners	Springfield, MO	(3)	922	2,050	—	—	922	2,050	2,972	(215)	July, 2015	(4)
Columbus Centre	Columbus, MS	(3)	2,940	2,547	—	—	2,940	2,547	5,487	(360)	July, 2015	(4)
Freestanding	Havre, MT	(3)	600	790	—	—	600	790	1,390	(138)	July, 2015	(4)
Asheville Mall	Asheville, NC	(3)	4,141	2,036	—	—	4,141	2,036	6,177	(347)	July, 2015	(4)
Concord Plaza	Concord, NC	(3)	2,325	1,275	—	—	2,325	1,275	3,600	(414)	July, 2015	(4)
Landmark Center	Greensboro, NC	(3)	3,869	4,387	—	746	3,869	5,133	9,002	(528)	July, 2015	(4)
Kmart Shopping Center	Minot, ND	(3)	1,724	2,925	—	—	1,724	2,925	4,649	(327)	July, 2015	(4)
Freestanding	Kearney, NE	(3)	272	483	—	—	272	483	755	(93)	July, 2015	(4)
Mall of New Hampshire	Manchester, NH	(3)	1,458	4,160	—	—	1,458	4,160	5,618	(355)	July, 2015	(4)
Pheasant Lane Mall	Nashua, NH	(3)	1,794	7,255	—	—	1,794	7,255	9,049	(363)	July, 2015	(4)
Fox Run Mall	Portsmouth, NH	(3)	3,934	3,375	—	—	3,934	3,375	7,309	(427)	July, 2015	(4)
Mall at Rockingham Park	Salem, NH	(3)	3,321	12,198	—	—	3,321	12,198	15,519	(777)	July, 2015	(4)
Freestanding	Middletown, NJ	(3)	5,647	2,941	—	161	5,647	3,102	8,749	(769)	July, 2015	(4)
Freestanding	Watchung, NJ	(3)	6,704	4,110	—	—	6,704	4,110	10,814	(550)	July, 2015	(4)
Willowbrook Mall	Wayne, NJ	(3)	12,850	4,553	—	—	12,850	4,553	17,403	(763)	July, 2015	(4)
Freestanding	Deming, NM	(3)	1,085	1,194	—	—	1,085	1,194	2,279	(191)	July, 2015	(4)
Freestanding	Farmington, NM	(3)	1,480	1,845	—	—	1,480	1,845	3,325	(241)	July, 2015	(4)
Kmart Shopping Center	Hobbs, NM	(3)	1,386	2,557	—	—	1,386	2,557	3,943	(260)	July, 2015	(4)
Eastern Commons Shopping Center	Henderson, NV	(3)	3,124	1,362	—	—	3,124	1,362	4,486	(308)	July, 2015	(4)
Meadows Mall	Las Vegas, NV	(3)	3,354	1,879	—	—	3,354	1,879	5,233	(324)	July, 2015	(4)
Meadowood Mall	Reno, NV	(3)	2,135	5,748	—	—	2,135	5,748	7,883	(299)	July, 2015	(4)
Colonie Center	Albany, NY	(3)	8,289	6,523	—	—	8,289	6,523	14,812	(693)	July, 2015	(4)
Great Northern Mall	Clay, NY	(3)	787	4,134	—	—	787	4,134	4,921	(368)	July, 2015	(4)
Huntington Square Mall	East Northport, NY	(3)	7,617	2,065	—	—	7,617	2,065	9,682	(377)	July, 2015	(4)
Freestanding	Hicksville, NY	(3)	38,626	19,065	—	—	38,626	19,065	57,691	(1,695)	July, 2015	(4)
Oakdale Mall	Johnson City, NY	(3)	2,169	934	—	—	2,169	934	3,103	(183)	July, 2015	(4)
Freestanding	Olean, NY	(3)	249	2,124	—	—	249	2,124	2,373	(238)	July, 2015	(4)
Mall at Greece Ridge Center	Rochester, NY	(3)	3,082	1,560	—	—	3,082	1,560	4,642	(367)	July, 2015	(4)
Sidney Plaza	Sidney, NY	(3)	1,942	1,769	—	—	1,942	1,769	3,711	(576)	July, 2015	(4)
Eastview Mall	Victor, NY	(3)	4,144	1,391	—	—	4,144	1,391	5,535	(374)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs (1)		Subsequent to Acquisition		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Jefferson Valley Mall	Yorktown Heights, NY	(3)	3,584	1,569	—	—	3,584	1,569	5,153	(345)	July, 2015	(4)
Belden Village	Canton, OH	(3)	1,650	5,854	—	—	1,650	5,854	7,504	(631)	July, 2015	(4)
Chapel Hill Mall	Chapel Hill, OH	(3)	444	1,460	—	—	444	1,460	1,904	(469)	July, 2015	(4)
Dayton Mall	Dayton, OH	(3)	2,650	1,223	—	—	2,650	1,223	3,873	(381)	July, 2015	(4)
Freestanding	Kenton, OH	(3)	340	417	—	—	340	417	757	(187)	July, 2015	(4)
Freestanding	Marietta, OH	(3)	598	706	—	—	598	706	1,304	(132)	July, 2015	(4)
Great Lakes Mall	Mentor, OH	(3)	1,092	1,776	—	—	1,092	1,776	2,868	(343)	July, 2015	(4)
Southland Shopping Center	Middleburg Heights, OH	(3)	698	1,547	—	—	698	1,547	2,245	(249)	July, 2015	(4)
Kmart Plaza	North Canton, OH	(3)	1,044	1,126	—	—	1,044	1,126	2,170	(189)	July, 2015	(4)
Freestanding	Tallmadge, OH	(3)	870	682	—	—	870	682	1,552	(173)	July, 2015	(4)
Westgate Village Shopping Center	Toledo, OH	(3)	1,664	1,289	—	—	1,664	1,289	2,953	(229)	July, 2015	(4)
Freestanding	Muskogee, OK	(3)	647	966	—	—	647	966	1,613	(210)	July, 2015	(4)
Freestanding	Oklahoma City, OK	(3)	1,542	2,210	—	—	1,542	2,210	3,752	(583)	July, 2015	(4)
Freestanding	Tulsa, OK	(3)	2,048	5,386	—	1,573	2,048	6,959	9,007	(508)	July, 2015	(4)
Clackamas Town Center	Happy Valley, OR	(3)	6,659	1,271	—	—	6,659	1,271	7,930	(196)	July, 2015	(4)
Freestanding	The Dalles, OR	(3)	616	775	—	—	616	775	1,391	(147)	July, 2015	(4)
Walnut Bottom Towne Centre	Carlisle, PA	(3)	1,103	1,725	—	—	1,103	1,725	2,828	(86)	July, 2015	(4)
Shops at Prospect	Columbia, PA	(3)	897	2,202	—	6	897	2,208	3,105	(204)	July, 2015	(4)
King of Prussia	King Of Prussia (6), PA	(3)	—	42,300	—	-	—	42,300	42,300	(1,849)	July, 2015	(4)
Kmart & Lowes Shopping Center	Lebanon, PA	(3)	1,333	2,085	—	—	1,333	2,085	3,418	(423)	July, 2015	(4)
Countryside Shopping Center	Mount Pleasant, PA	(3)	970	1,520	—	—	970	1,520	2,490	(262)	July, 2015	(4)
Freestanding	Walnutport, PA	(3)	885	3,452	—	—	885	3,452	4,337	(434)	July, 2015	(4)
Haines Acres Shopping Center	York, PA	(3)	1,096	1,414	—	3	1,096	1,417	2,513	(176)	July, 2015	(4)
Rexville (Bayamon) Towne Center	Bayamon, PR	(3)	656	7,173	—	1	656	7,174	7,830	(445)	July, 2015	(4)
Las Catalinas	Caguas, PR	(3)	431	9,362	—	—	431	9,362	9,793	(536)	July, 2015	(4)
Plaza Carolina	Carolina, PR	(3)	611	8,640	—	—	611	8,640	9,251	(584)	July, 2015	(4)
Plaza Guaynabo	Guaynabo, PR	(3)	1,603	26,695	—	—	1,603	26,695	28,298	(1,436)	July, 2015	(4)
Western Plaza	Mayaguez, PR	(3)	564	4,555	—	—	564	4,555	5,119	(387)	July, 2015	(4)
Ponce Towne Center	Ponce, PR	(3)	473	3,965	—	—	473	3,965	4,438	(302)	July, 2015	(4)
Rhode Island Mall	Warwick, RI	(3)	9,166	3,388	—	—	9,166	3,388	12,554	(675)	July, 2015	(4)
Boulevard Market Fair	Anderson, SC	(3)	1,297	638	—	—	1,297	638	1,935	(107)	July, 2015	(4)
Northwoods Mall	Charleston, SC	(3)	3,576	1,497	—	—	3,576	1,497	5,073	(291)	July, 2015	(4)
Kmart Plaza	Rock Hill, SC	(3)	1,432	1,079	—	—	1,432	1,079	2,511	(227)	July, 2015	(4)
Freestanding	Sioux Falls, SD	(3)	1,025	1,783	—	—	1,025	1,783	2,808	(153)	July, 2015	(4)
Wolfchase Galleria	Cordova, TN	(3)	2,581	4,279	—	—	2,581	4,279	6,860	(340)	July, 2015	(4)
Freestanding	Memphis (5), TN	(3)	2,827	2,475	—	(2,475)	2,827	-	2,827	-	July, 2015	(4)
Tech Ridge	Austin, TX	(3)	3,164	2,858	—	—	3,164	2,858	6,022	(446)	July, 2015	(4)
Southwest Center Mall	Dallas, TX	(3)	1,154	1,314	—	—	1,154	1,314	2,468	(280)	July, 2015	(4)
Freestanding	El Paso, TX	(3)	2,008	1,778	—	—	2,008	1,778	3,786	(248)	July, 2015	(4)
Baybrook Mall	Friendswood, TX	(3)	6,124	2,038	—	—	6,124	2,038	8,162	(309)	July, 2015	(4)
Kmart Plaza	Harlingen, TX	(3)	1,795	1,183	—	—	1,795	1,183	2,978	(120)	July, 2015	(4)
Memorial City Mall	Houston, TX	(3)	7,967	4,625	—	—	7,967	4,625	12,592	(627)	July, 2015	(4)
Freestanding	Houston, TX	(3)	6,110	1,525	—	—	6,110	1,525	7,635	(247)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs (1)		Subsequent to Acquisition		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Ingram Park Mall	Ingram, TX	(3)	4,651	2,560	—	—	4,651	2,560	7,211	(302)	July, 2015	(4)
Irving Mall	Irving, TX	(3)	4,493	5,743	—	—	4,493	5,743	10,236	(525)	July, 2015	(4)
Freestanding	San Antonio, TX	(3)	5,468	1,457	—	—	5,468	1,457	6,925	(255)	July, 2015	(4)
Freestanding	Shepherd, TX	(3)	5,457	2,081	—	—	5,457	2,081	7,538	(279)	July, 2015	(4)
Valley View Center	Valley View, TX	(3)	4,706	3,230	—	—	4,706	3,230	7,936	(573)	July, 2015	(4)
Freestanding	Westwood, TX	(3)	2,899	1,748	—	—	2,899	1,748	4,647	(353)	July, 2015	(4)
Antelope Square	Layton, UT	(3)	2,234	974	—	527	2,234	1,501	3,735	(229)	July, 2015	(4)
Jordan Landing Shopping Center	West Jordan, UT	(3)	3,190	2,305	—	—	3,190	2,305	5,495	(237)	July, 2015	(4)
Landmark Mall	Alexandria, VA	(3)	3,728	3,294	—	—	3,728	3,294	7,022	(522)	July, 2015	(4)
Greenbrier Mall	Chesapeake, VA	(3)	4,236	1,700	—	—	4,236	1,700	5,936	(306)	July, 2015	(4)
Fair Oaks Mall	Fairfax, VA	(3)	10,873	1,491	—	—	10,873	1,491	12,364	(332)	July, 2015	(4)
Newmarket Fair Mall	Hampton, VA	(3)	771	1,011	—	—	771	1,011	1,782	(339)	July, 2015	(4)
Pembroke Mall	Virginia Beach, VA	(3)	10,413	4,760	—	12,235	10,413	16,995	27,408	(733)	July, 2015	(4)
Warrenton Village	Warrenton, VA	(3)	1,956	2,480	—	—	1,956	2,480	4,436	(242)	July, 2015	(4)
Overland Plaza	Redmond, WA	(3)	5,133	4,133	—	—	5,133	4,133	9,266	(509)	July, 2015	(4)
Westfield Vancouver	Vancouver, WA	(3)	3,378	1,136	—	—	3,378	1,136	4,514	(259)	July, 2015	(4)
Freestanding	Yakima, WA	(3)	1,863	2,856	—	—	1,863	2,856	4,719	(420)	July, 2015	(4)
Southridge Mall	Greendale, WI	(3)	3,208	2,340	—	—	3,208	2,340	5,548	(564)	July, 2015	(4)
West Towne Mall	Madison, WI	(3)	3,053	2,130	—	—	3,053	2,130	5,183	(533)	July, 2015	(4)
Freestanding	Platteville, WI	(3)	748	1,195	—	—	748	1,195	1,943	(195)	July, 2015	(4)
Patrick Street Plaza	Charleston, WV	(3)	2,030	797	—	—	2,030	797	2,827	(215)	July, 2015	(4)
Valley Point	Elkins, WV	(3)	788	1,147	—	—	788	1,147	1,935	(192)	July, 2015	(4)
Freestanding	Scott Depot, WV	(3)	987	484	—	—	987	484	1,471	(141)	July, 2015	(4)
Mountain Plaza	Casper, WY	(3)	509	1,303	—	—	509	1,303	1,812	(182)	July, 2015	(4)
Freestanding	Gillette, WY	(3)	846	876	—	—	846	876	1,722	(189)	July, 2015	(4)
Freestanding	Riverton, WY	(3)	561	847	—	—	561	847	1,408	(181)	July, 2015	(4)
Construction in process	Various	(3)	—	—	—	55,208	—	55,208	55,208	—	n/a	n/a
			840,563	810,499	(542)	84,372	840,021	894,871	1,734,892	(89,940)

(1)	Acquisition costs are based on initial purchase price acquisition and are subject to adjustment. See Note 3.
(2)	The aggregate cost of land, building and improvements (which includes construction in process) for federal income tax purposes is approximately $2.3 billion.
(3)	All properties are encumbered by our Mortgage Loans and Future Funding Facility. See Note 7.
(4)	Depreciation is computed based on the following estimated useful lives:

Building:	25 – 40 years
Site improvements:	5 – 15 years
Tenant improvements:	shorter of the estimated useful life or non-cancelable term of lease

SERITAGE GROWTH PROPERTIES

NOTES TO SCHEDULE III

(Dollars in thousands)

Reconciliation of Real Estate

	2016	2015
Balance at beginning of period	$1,668,351	$1,651,062
Additions	69,726	17,289
Impairments		—
Dispositions and write-offs	(3,185)	—
Balance at end of period	$1,734,892	$1,668,351

Reconciliation of Accumulated Depreciation

	2016	2015
Balance at beginning of period	$29,076	$—
Depreciation expense	60,972	29,076
Dispositions and write-offs	(108)	—
Balance at end of period	$89,940	$29,076