Form 10-Q
period 2017-03-31
Seritage Growth Properties
filed 2017-05-05
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of April 28, 2017, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	28,173,528
Class B common shares of beneficial interest, par value $0.01 per share	1,434,922
Class C common shares of beneficial interest, par value $0.01 per share	5,772,835

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2017

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate
Land	$840,021	$840,021
Buildings and improvements	841,931	839,663
Accumulated depreciation	(104,502)	(89,940)
	1,577,450	1,589,744
Construction in progress	75,318	55,208
Net investment in real estate	1,652,768	1,644,952
Investment in unconsolidated joint ventures	428,343	425,020
Cash and cash equivalents	26,542	52,026
Restricted cash	113,875	87,616
Tenant and other receivables, net	24,287	23,172
Lease intangible assets, net	420,253	464,399
Prepaid expenses, deferred expenses and other assets, net	14,977	15,052
Total assets	$2,681,045	$2,712,237

LIABILITIES AND EQUITY
Liabilities
Mortgage loans payable, net	$1,174,018	$1,166,871
Accounts payable, accrued expenses and other liabilities	129,139	121,055
Total liabilities	1,303,157	1,287,926

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A shares $0.01 par value; 100,000,000 shares authorized; 28,090,710 and 25,843,251 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	281	258
Class B shares $0.01 par value; 5,000,000 shares authorized; 1,439,967 and 1,589,020 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	14	16
Class C shares $0.01 par value; 50,000,000 shares authorized; 5,778,885 and 5,754,685 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	58	58
Additional paid-in capital	993,014	925,563
Accumulated deficit	(149,668)	(121,338)
Total shareholders' equity	843,699	804,557
Non-controlling interests	534,189	619,754
Total equity	1,377,888	1,424,311
Total liabilities and equity	$2,681,045	$2,712,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended
	March 31, 2017	March 31, 2016
REVENUE
Rental income	$49,174	$45,226
Tenant reimbursements	16,224	17,778
Total revenue	65,398	63,004
EXPENSES
Property operating	4,742	7,118
Real estate taxes	12,422	11,469
Depreciation and amortization	58,663	39,509
General and administrative	6,274	4,439
Provision for doubtful accounts	39	—
Acquisition-related expenses	—	73
Total expenses	82,140	62,608
Operating loss	(16,742)	396
Equity in income of unconsolidated joint ventures	1,002	2,086
Interest and other income	78	60
Interest expense	(16,592)	(15,730)
Unrealized loss on interest rate cap	(471)	(1,371)
Loss before income taxes	(32,725)	(14,559)
Provision for income taxes	(119)	(155)
Net loss	(32,844)	(14,714)
Net loss attributable to non-controlling interests	13,006	6,379
Net loss attributable to common shareholders	$(19,838)	$(8,335)

Net loss per share attributable to Class A and Class C common shareholders - Basic and diluted	$(0.59)	$(0.27)

Weighted average Class A and Class C common shares outstanding - Basic and diluted	33,510	31,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

							Additional		Non-
	Class A		Class B		Class C		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2016	24,818	$248	1,589	$16	6,773	$68	$924,508	$(38,145)	$683,382	$1,570,077

Net loss	—	—	—	—	—	—	—	(8,335)	(6,379)	(14,714)
Dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	(7,908)	(6,044)	(13,952)
Stock-based compensation	—	—	—	—	—	—	267	—	—	267
Share class exchanges, net (1,050,600 common shares)	1,051	11	—	—	(1,051)	(11)	—	—	—	—

Balance at March 31, 2016	25,869	$259	1,589	$16	5,722	$57	$924,775	$(54,388)	$670,959	$1,541,678

Balance at January 1, 2017	25,843	258	1,589	16	5,755	58	925,563	(121,338)	619,754	1,424,311

Net loss	—	—	—	—	—	—	—	(19,838)	(13,006)	(32,844)
Dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	(8,492)	(5,477)	(13,969)
Vesting of restricted share units	4	0	—	—	—	—	(0)	—	—	—
Stock-based compensation	—	—	—	—	—	—	390	—	—	390
Share class exchanges, net (24,200 common shares)	(24)	(0)	—	—	24	0	—	—	—	—
Share class surrenders (149,053 common shares)	—	—	(149)	(2)	—	—	2	—	—	—
OP Unit exchanges (2,267,821 units)	2,268	23	—	—	—	—	67,059	—	(67,082)	—

Balance at March 31, 2017	28,091	$281	1,440	$14	5,779	$58	$993,014	$(149,668)	$534,189	$1,377,888

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(32,844)	$(14,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of unconsolidated joint ventures	(1,002)	(2,086)
Distributions from unconsolidated joint ventures	3,623	3,851
Unrealized loss on interest rate cap	471	1,371
Stock-based compensation	390	267
Depreciation and amortization	58,663	39,509
Amortization of deferred financing costs	1,582	1,340
Amortization of above and below market leases, net	(195)	(192)
Straight-line rent adjustment	(1,534)	(4,404)
Change in operating assets and liabilities
Tenants and other receivables	419	(381)
Prepaid expenses, deferred expenses and other assets	(687)	1,540
Accounts payable, accrued expenses and other liabilities	9,039	(970)
Net cash provided by operating activities	37,925	25,131
CASH FLOW FROM INVESTING ACTIVITIES
Investments in unconsolidated joint ventures	(5,943)	—
Development of real estate	(22,848)	(7,033)
Net cash used in investing activities	(28,791)	(7,033)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Future Funding Facility	7,011	—
Payment of deferred financing costs	(1,446)	(6)
Common dividends paid	(8,447)	(15,738)
Non-controlling interests distributions paid	(5,477)	(12,088)
Net cash used in financing activities	(8,359)	(27,832)
Net increase (decrease) in cash, cash equivalents, and restricted cash	775	(9,734)
Cash, cash equivalents, and restricted cash, beginning of period	139,642	155,342
Cash, cash equivalents, and restricted cash, end of period	$140,417	$145,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$16,052	$14,805
Capitalized interest	1,177	560
Income taxes paid	119	155
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	5,899	3,857
Dividends and distribution declared and unpaid	13,969	13,952

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

Seritage is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through the Company’s investment in the Operating Partnership.  As of March 31, 2017, 201 of the Company’s wholly-owned properties were leased to Sears Holdings pursuant to a master lease agreement (the “Master Lease”) and operated under either the Sears or Kmart brand.  At numerous properties, third-party tenants under direct leases occupy a portion of leasable space alongside Sears and Kmart, and 24 properties are leased only to third parties. A substantial majority of the space at the JV Properties is also leased (or subleased) by the JVs to Sears Holdings under master lease agreements (collectively, the “JV Master Leases”).  The Master Lease and the JV Master Leases provide the Company and the JVs with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2016.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their wholly-owned subsidiaries, and all other entities in which they have a controlling financial interest or entities that meet the definition of a variable interest entity (“VIE”) in which the Company has, as a result of ownership, contractual interests or other financial interests, both the power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  All intercompany accounts and transactions have been eliminated.

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

To the extent such variable interests are in entities that cannot be evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.  The Company holds a 60.7% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  Through consideration of new consolidation guidance effective for the Company as of January 1, 2016, it has been concluded that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  However, as the Company holds what is deemed a majority voting interest in the Operating Partnership, it qualifies for the exemption from providing certain of the disclosure requirements associated with investments in VIEs.

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

The Company expenses transaction costs associated with business combinations in the period incurred; these costs are included in acquisition-related expenses within the condensed consolidated statements of operations. The Company capitalizes transaction costs associated with asset acquisitions; these costs are allocated to the fair values of the net assets acquired, included within the condensed consolidated balance sheets and depreciated or amortized over the remaining life or term of the acquired assets.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No such impairment losses were recognized for the three months ended March 31, 2017 or March 31, 2016.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the three months ended March 31, 2017 or March 31, 2016.

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

Restricted Cash

Restricted cash represents cash deposited in escrow accounts which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements, as well as legally restricted tenant security deposits.  As of March 31, 2017, the Company had approximately $113.9 million of restricted cash, including $82.8 million reserved for redevelopment costs, tenant allowances and leasing commissions, deferred maintenance, environmental remediation and other capital expenditures, $16.5 million reserved for basic property carrying costs such as real estate taxes, insurance and ground rent, and $14.6 million of other restricted cash which consisted primarily of prepaid rental income.

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
•

For the portion of the termination fee attributable to the annual base rent of the subject property, termination income is recognized on a straight-line basis over the shortened life of the lease from the date the termination fee becomes legally binding to the date of vacancy.

•

For the portion of the termination fee attributable to estimated real estate taxes and property operating expenses for the subject property, prepaid rental income is recorded in the period such fee is received and recognized as tenant reimbursement revenue in the same periods as the expenses are incurred.

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes.  In connection with the issuance of the Company’s Mortgage Loans and Future Funding Facility, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1,261 million and a strike rate of 3.5%.  The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.  The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months ended March 31, 2017, the Company recorded a loss of $471 thousand related to the change in fair value of the interest rate cap compared to a loss of $1.4 million for the three months ended March 31, 2016.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of March 31, 2017, a majority of the Company's real estate properties were leased to Sears Holdings, and the majority of Company’s rental revenues were derived from the Master Lease (see Note 5).  Until the Company further diversifies the tenancy of its portfolio, an event that has a material adverse effect on Sears Holdings’ business, financial condition or results of operations could have a material adverse effect on the Company’s business, financial condition or results of operations.  Sears Holdings is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.  Refer to www.sec.gov for Sears Holdings publicly-available financial information.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of March 31, 2017, the Company's portfolio of 235 Wholly Owned Properties was diversified by location across 49 states and Puerto Rico.

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

Recently Issued Accounting Pronouncements

In February 2017, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets” to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial assets to noncustomers. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a non-controlling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. ASU 2017-15 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The Company is currently assessing the impact that adoption of this guidance will have on its condensed consolidated financial statements and footnote disclosures.

In January 2017, the FASB issued ASU 2017-01 which changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets.  While there are various differences between the accounting for an asset acquisition and a business combination, the Company expects that the largest impact will be the capitalization of transaction costs for asset acquisitions which are expensed for business combinations.  ASU 2017-01 is effective, on a prospective basis, for interim and annual periods beginning after January 1, 2019; early adoption is permitted.  The Company has chosen to early adopt ASU 2017-01 during the current period on a prospective basis and it did not have an impact on the condensed consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash." ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents.  Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows.  ASU 2016-18 is effective, on a retroactive basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.  The Company early adopted this guidance on March 31, 2017, which changes our statements of cash flows and related disclosure for all periods presented and accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash and cash equivalents	$26,542	$56,425
Restricted cash	113,875	89,183
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$140,417	$145,608

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides classification guidance for eight specific topics including debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-18 is effective, on a prospective basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.  The Company is currently assessing the impact that adoption of this guidance will have on its condensed consolidated financial statements and footnote disclosures.

On February 25, 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases.  ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.  ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability.  For finance leases, the lessee would recognize interest expense and amortization of the ROU asset and for operating leases, the lessee would recognize a straight-line total lease expense.  The Company is currently assessing the impact that adoption of this guidance will have on its condensed consolidated financial statements and footnote disclosures.

In September 2015, the FASB issued ASU 2015-16, which amends Topic 805, Business Combinations, and requires the recognition of purchase price allocation adjustments that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and eliminates the requirement to retrospectively account for these adjustments.  ASU 2015-16 is effective, on a prospective basis, for interim and annual periods beginning after December 15, 2015; early adoption is permitted.  The Company has chosen to early adopt ASU 2015-16 during the current period on a prospective basis and it did not have an impact on the condensed consolidated financial statements.

In May 2014, with subsequent updates issued in August 2015 and March, April, May and December 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment.  In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year.  Accordingly, ASU 2014-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  The standard can be applied either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment recognized as of the date of initial application. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance. While the Company anticipates additional disclosure, it does not expect the adoption of this pronouncement will have a material effect on its condensed consolidated financial statements; however, it will continue to evaluate this assessment until the guidance becomes effective.

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $420.3 million and $16.3 million, respectively, as of March 31, 2017 and $464.4 million and $16.8 million, respectively, as of December 31, 2016.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

March 31, 2017

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$569,856	$(167,759)	$402,097
Below-market ground leases, net	11,766	(356)	11,410
Above-market leases, net	8,964	(2,218)	6,746
Total	$590,586	$(170,333)	$420,253

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$20,011	$(3,715)	$16,296
Total	$20,011	$(3,715)	$16,296

December 31, 2016

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$592,871	$(146,964)	$445,907
Below-market ground leases, net	11,766	(305)	11,461
Above-market leases, net	8,964	(1,933)	7,031
Total	$613,601	$(149,202)	$464,399

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$20,011	$(3,184)	$16,827
Total	$20,011	$(3,184)	$16,827

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.2 million and $0.2 million for the three months ended March 31, 2017 and March 31, 2016, respectively.  Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2017	$(728)
2018	(970)
2019	(943)
2020	(808)
2021	(792)

Amortization of acquired below-market ground leases resulted in additional property expense of $51 thousand for the three months ended March 31, 2017 and March 31, 2016.  Future amortization of below-market ground leases is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2017	$152
2018	203
2019	203
2020	203
2021	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $43.8 million and $23.1 million for the three months ended March 31, 2017 and March 31, 2016, respectively.  Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2017	$76,738
2018	59,011
2019	56,047
2020	54,411
2021	48,853

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

The Company’s investments in unconsolidated joint ventures at March 31, 2017, consisted of (in thousands):

	Seritage %	# of	Total	Initial
Joint Venture	Ownership	Properties	GLA	Investment
GGP JV	50%	12	2,161	$165,000
Macerich JV	50%	9	1,573	150,000
Simon JV	50%	10	1,714	114,012
Total		31	5,448	$429,012

As of March 31, 2017, the GGP JV had recaptured space at four properties and announced plans to recapture space at five additional properties according to a specific schedule. The GGP JV will recapture 100% of the space currently occupied by Sears Holdings at Paramus Park in Paramus, NJ and Alderwood in Lynnwood, WA, while Sears Holdings will continue to occupy a downsized space at the other locations.

No recaptures notices have been submitted related to properties in the Macerich JV or the Simon JV as of March 31, 2017.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the Company’s deferral of the unconsolidated joint venture’s profits from land sales to the Company; or other items.  There were no joint venture impairment charges for the three months ended March 31, 2017 or March 31, 2016.

The following tables present combined condensed financial data for all of the Company’s unconsolidated joint ventures (in thousands):

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate
Land	$214,109	$214,109
Buildings and improvements	597,516	598,978
Accumulated depreciation	(64,306)	(56,324)
	747,319	756,763
Construction in progress	64,903	48,885
Net investment in real estate	812,222	805,648
Cash and cash equivalents	9,595	3,434
Tenant and other receivables, net	4,966	6,133
Other assets, net	37,542	38,646
Total assets	$864,325	$853,861

LIABILITIES AND MEMBERS INTERESTS
Liabilities
Accounts payable, accrued expenses and other liabilities	$17,997	$14,177
Total liabilities	17,997	14,177

Members Interest
Additional paid in capital	844,182	830,389
Retained earnings	2,146	9,295
Total members interest	846,328	839,684
Total liabilities and members interest	$864,325	$853,861

	Three Months Ended
	March 31, 2017	March 31, 2016
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$16,344	$17,538
Property operating expenses	(3,322)	(3,404)
Depreciation and amortization	(10,972)	(9,739)
Operating income	2,050	4,395
Other expenses	(46)	(223)
Net income	$2,004	$4,172
Equity in income of unconsolidated joint ventures	$1,002	$2,086

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

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal.  As of March 31, 2017 and March 31, 2016, the annualized base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $124.1 million and $133.3 million, respectively.  In each of the initial and first two renewal terms, annual base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year.  For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

Revenues from the Master Lease for the three months ended March 31, 2017 and March 31, 2016 are as follows (in thousands and excluding straight-line rental income of $1.0 million and $3.1 million, respectively):

	Three Months Ended
	March 31, 2017	March 31, 2016
Rental income	$31,651	$33,385
Termination fee income	6,136	—
Tenant reimbursements	14,706	16,752
Total revenue	$52,493	$50,137

The Master Lease provides the Company with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at each of the 224 Wholly Owned Properties initially included in the Master Lease (subject to certain exceptions).  While the Company is permitted to exercise its recapture rights all at once or in stages as to any particular property, it is not permitted to recapture all or substantially all of the space subject to the recapture right at more than 50 Wholly Owned Properties during any lease year.  In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of the parking areas and common areas.  Upon exercise of these recapture rights, the Company will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space as it reconfigures and rents the recaptured space to third-party tenants.

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

As of March 31, 2017, the Company had exercised recapture rights at 30 properties:

Property	Recapture Type	Notice Date
Cockeysville, MD	Partial	March 2017
North Miami, FL	100%	March 2017
Olean, NY	Partial	March 2017
Carson, CA	Partial	December 2016
Saugus, MA	Partial	December 2016
Guaynabo, PR	Partial	December 2016
Santa Cruz, CA	Partial	December 2016
Santa Monica, CA	100%	December 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
Charleston, SC	Partial	October 2016
Rehoboth Beach, DE	Partial	October 2016
St. Petersburg, FL	100%	October 2016
Warwick, RI	Auto center	October 2016
West Hartford, CT	100%	October 2016
North Hollywood, CA	Partial	July 2016
Anderson, SC	Partial	July 2016
Ft. Wayne, IN	Out parcel	July 2016
Madison, WI	Partial + auto center	July 2016
Orlando, FL	100%	July 2016
West Jordan, UT	Partial	July 2016
Albany, NY	Auto center	May 2016
Bowie, MD	Auto center	May 2016
Fairfax, VA	Partial + auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Wayne, NJ	Partial	May 2016
San Antonio, TX	Auto center	March 2016
Memphis, TN	100%	December 2015
Honolulu, HI	100%	December 2015
Braintree, MA	100%	November 2015

Subsequent to March 31, 2017, the Company submitted notices to recapture space at 7 additional properties:

Property	Recapture Type	Notice Date
Aventura, FL	100%	April 2017
Valley View, TX	100%	April 2017
San Diego, CA	100% (1)	April 2017
Carson, CA	100% (1)	April 2017
Charleston, SC	100% (1)	April 2017
Anderson, SC	100% (1)	April 2017
Hialeah, FL	100% (1)	April 2017

(1)	Reached agreement to convert partial recapture rights to 100% recapture rights. Partial recapture rights had previously been exercised at Carson, CA, Anderson, SC and Charleston, SC.

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

In January 2017, pursuant to termination notices previously submitted to the Company, Sears Holdings vacated 17 stores totaling 1.7 million square feet of gross leasable area.  The aggregate annual base rent at these stores was approximately $6.0 million, or 2.6% of the Company's total annual base rent as of March 31, 2017, including all signed leases.  Sears Holdings paid rent until it vacated the stores and also paid a termination fee of approximately $10.0 million, an amount equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expenses.

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

During the three months ended March 31, 2017, Sears Holdings provided notice that it intended to exercise its right to terminate the Master Lease with respect to 19 additional stores totaling 1.9 million square feet of gross leasable area.  The aggregate annual base rent at these stores was approximately $5.9 million or 2.6% of the Company's total annual base rent as of March 31, 2017, including all signed leases.  Sears Holdings continued to pay Seritage rent until it vacated the stores in April 2017 and also paid Seritage a termination fee of approximately $10.9 million, an amount equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expenses.

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

Note 6 – Debt

Mortgage Loans Payable

On July 7, 2015, pursuant to the Transaction, the Company entered into a mortgage loan agreement (the “Mortgage Loan Agreement”) and mezzanine loan agreement (collectively, the “Loan Agreements”), providing for term loans in an initial principal amount of approximately $1,161 million (collectively, the “Mortgage Loans”) and a $100 million future funding facility (the “Future Funding Facility”), which the Company expects to be available to finance the redevelopment of properties in its portfolio from time to time, subject to satisfaction of certain conditions.  As of March 31, 2017, the total principal amounts outstanding under the Mortgage Loans and the Future Funding Facility were $1,161 million and $27.0 million, respectively, and $73.0 million remained available under the Future Funding Facility for future draws by the Company.

Interest under the Mortgage Loans is due and payable on the payment dates, and all outstanding principal amounts are due when the loan matures on the payment date in July 2019, pursuant to the Loan Agreements.  The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions.  Borrowings under the Mortgage Loans bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of March 31, 2017, a weighted-average spread of 465 basis points; payments are made monthly on an interest-only basis.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the three months ended March 31, 2017 and March 31, 2016 were 5.54% and 5.16%, respectively.

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

In November 2016, the Company and the servicer for our Mortgage Loans entered into amendments to our Loan Agreements to resolve a disagreement regarding one of the cash flow sweep provisions in our Loan Agreements.  The principal terms of these amendments are that the Company has (i) posted $30.0 million, and will post $3.3 million on a monthly basis, to a redevelopment project reserve account, which amounts may be used by the Company to fund redevelopment activity and (ii) extended the spread maintenance provision for prepayment of the loan by two months through March 9, 2018 (with the spread maintenance premium for the second month at a reduced amount).  As a result of this agreement and the resolution of the related disagreement, no cash flow sweep was imposed.

The Company believes it is currently in compliance with all material terms and conditions of the Loan Agreements.

All obligations under the Loan Agreements are non-recourse to the borrowers and the pledgors of the JV Interests and the guarantors thereunder, except that (i) the borrowers and the guarantors will be liable, on a joint and several basis, for losses incurred by the lenders in respect of certain matters customary for commercial real estate loans, including misappropriation of funds and certain environmental liabilities and (ii) the indebtedness under the Loan Agreements will be fully recourse to the borrowers and guarantors upon the occurrence of certain events customary for commercial real estate loans, including without limitation prohibited transfers, prohibited voluntary liens, and bankruptcy.  Additionally the guarantors delivered a limited completion guaranty with respect to future redevelopments undertaken by the borrowers at the properties, and the Company must maintain (i) a net worth of not less than $1.0 billion and (ii) a minimum liquidity of not less than $50.0 million, throughout the term of the Loan Agreements.

The Company incurred $22.3 million of debt issuance costs related to the Mortgage Loans and Future Funding Facility which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Loan Agreements.  As of March 31, 2017, the unamortized balance of the Company’s debt issuance costs was $12.9 million as compared to $14.3 million as December 31, 2016.

Unsecured Term Loan

On February 23, 2017 (the “Closing Date”), the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $200.0 million senior unsecured delayed draw term loan facility (the “Unsecured Term Loan”) with JPP, LLC (“JPP”) and JPP II, LLC, as lenders (collectively, the “Initial Lenders”), and JPP, as administrative agent (the “Administrative Agent”).

Loans under the Unsecured Term Loan (which was undrawn on the Closing Date and as of March 31, 2017) may be requested by the Operating Partnership at any time from the Closing Date until thirty days prior to the stated maturity date, upon five business days prior notice to the Administrative Agent.  The total commitments of the lenders under the Unsecured Term Loan is $200.0 million, provided that the maximum draw amount under the Unsecured Term Loan through April 30, 2017 was $100.0 million, which amount increased to $150.0 million on May 1, 2017 and increases to $200.0 million on September 1, 2017 so long as no cash flow sweep period is then in effect and continuing as of such date under the Company’s Mortgage Loan Agreement.  Amounts drawn under the Unsecured Term Loan and repaid may not be redrawn.

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

Note 7 – Income Taxes

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 input.  The Company’s derivative instruments as of March 31, 2017 and December 31, 2016 consisted of a single interest rate cap.  The Company utilizes an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at March 31, 2017 and December 31, 2016 was approximately $0.3 million and $0.7 million, respectively, and is included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.

The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months ended March 31, 2017 and March 31 2016, the Company recorded losses of $0.5 million and $1.4 million, respectively, related to the change in fair value of the interest rate cap.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and mortgages payable.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgages payable is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value.  The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of March 31, 2017 and December 31, 2016, the estimated fair value of the Company’s debt was $1.2 billion, which approximated the carrying value at such date as the current risk-adjusted rate approximates the stated rates on the Company’s mortgages.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs, including removal, remediation, government fines, and injuries to persons and property.  The Company does not believe that any resulting liability from such matters will have a material effect on the condensed consolidated financial position, results of operations, or liquidity of the Company.  Under the Master Lease, Sears Holdings has indemnified the Company from certain environmental liabilities at the Wholly Owned Properties existing before, or caused by Sears Holdings during, the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings).  As of March 31, 2017 and December 31, 2016, the Company had approximately $11.4 million and $11.8 million, respectively, of restricted cash in a lender reserve account to fund potential environmental costs that were identified during due diligence related to the Transaction.

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

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company.

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”).  On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint in the Action against the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage.  On July 12, 2016, the plaintiffs filed a verified consolidated amended stockholder derivative complaint (the “Amended Complaint”) against the same defendants and asserting substantially the same claims as set forth in the complaint filed in October 2015.  The plaintiffs have brought the Action derivatively on behalf of Sears Holdings, which is named as a nominal defendant, and allege that the Sears Holdings directors, as well as ESL and Edwards S. Lampert (in their capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed.  The Amended Complaint also alleges that Seritage and FCM aided and abetted these alleged fiduciary breaches.  Among other forms of relief, the Amended Complaint seeks damages in unspecified amounts.  In October 2016, following mediation, the parties reached an agreement-in-principle to settle the Action, which ultimately was reflected in a definitive Stipulation and Agreement of Settlement, Compromise and Release executed on February 8, 2017.  Pursuant to the settlement, (a) the defendants and the D&O insurers for the individual members of the Sears Holdings’ Board of Directors have agreed to pay (assuming satisfaction of all conditions) $40.0 million, of which Seritage has agreed to pay $19.0 million and (b) all defendants will receive customary releases.  The Delaware Court of Chancery has scheduled a hearing on May 9, 2017, at which it will determine whether to approve the settlement, after customary notice to Sears Holding stockholders and an opportunity for them to object.  The defendants continue to deny the claims asserted and have entered into the settlement solely to avoid the burden, expense, distraction, and inherent risk in and of litigation.  While there can be no assurance that the settlement agreement will result in a definitive, court-approved agreement, the Company determined that its liability is both probable and estimable and recorded a litigation charge of $19.0 million during the three months ended September 30, 2016. The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and, if the settlement is not approved, intends to contest the Action vigorously.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL.  Mr. Lampert beneficially owned approximately 53.8% of Sears Holdings’ outstanding common stock at March 31, 2017.  Mr. Lampert is also the Chairman of Seritage.

As of March 31, 2017, Mr. Lampert beneficially owned a 39.3% interest in the Operating Partnership and approximately 3.7% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

Unsecured Term Loan

On February 23, 2017, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $200.0 million senior unsecured delayed draw term loan facility with JPP, LLC and JPP II, LLC as lenders, and JPP, LLC as administrative agent.

Edward S. Lampert, the Company’s Chairman, is the Chairman and Chief Executive Officer of ESL, which controls JPP, LLC and JPP II, LLC.  The terms of the unsecured delayed draw term loan facility were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Edward S. Lampert recusing himself).

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

During the three months ended March 31, 2017 the Company did not incur any fees under the TSA.  During the three months ended March 31, 2016, the Company incurred fees of approximately $0.1 million for certain accounting and tax services provided in support of the Company’s 2015 yearend activities.  These fees are included in general and administrative expenses on the condensed consolidated statements of operations.

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

During the three months ended March 31, 2017, 2,267,821 Operating Partnership units were converted to Class A common shares.

As of March 31, 2017, the Company held a 60.7% interest in the Operating Partnership and ESL held a 39.3% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Subsequent to the three months ended March 31, 2017, 76,768 Operating Partnership units were converted to Class A common shares.

Note 12 – Shareholders’ Equity

Class A Common Shares

During the three months ended March 31, 2017, 2,267,821 Operating Partnership units were converted to Class A common shares and 24,200 net Class A common shares were converted to Class C non-voting common shares.

As of March 31, 2017, 28,090,710 Class A common shares were issued and outstanding.

Subsequent to the three months ended March 31, 2017, 76,768 Operating Partnership units were converted to Class A common shares and 6,050 net Class C non-voting common shares were converted to Class A common shares.

Class B Non-Economic Common Shares

During the three months ended March 31, 2017, 149,053 Class B non-economic common shares were surrendered to the Company.

As of March 31, 2017, 1,439,967 Class B non-economic common shares were issued and outstanding.  The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Subsequent to the three months ended March 31, 2017, 5,045 Class B non-economic common shares were surrendered to the Company.

Class C Non-Voting Common Shares

During the three months ended March 31, 2017, 24,200 net Class A common shares were converted to Class C non-voting common shares.

As of March 31, 2017, 5,778,885 Class C non-voting common shares were issued and outstanding.  The Class C non-voting common shares have economic rights, but do not have voting rights.  Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share.

Subsequent to the three months ended March 31, 2017, 6,050, net Class C non-voting common shares were converted to Class A common shares.

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2017 and 2016, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2017
April 25	June 30	July 13	$0.25
February 28	March 31	April 13	0.25
2016
November 1	December 31	January 12	$0.25
August 2	September 30	October 13	0.25
May 3	June 30	July 14	0.25
March 8	March 31	April 14	0.25

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended
	March 31, 2017	March 31, 2016
Numerator - Basic and Diluted
Net loss	$(32,844)	$(14,714)
Net loss attributable to non-controlling interests	13,006	6,379
Net loss attributable to common shareholders	$(19,838)	$(8,335)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	27,748	24,947
Weighted average Class C common shares outstanding	5,762	6,444
Weighted average Class A and Class C common shares outstanding	33,510	31,391

Net loss per share attributable to Class A and Class C common shareholders	$(0.59)	$(0.27)

No adjustments were made to the numerator for the three months ended March 31, 2017 or March 31, 2016 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended March 31, 2017 or March 31, 2016 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of March 31, 2017 and December 31, 2016, there were 275,041 and 216,348 shares, respectively, of non-vested restricted shares and share units outstanding.

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

Restricted Shares and Share Units

Pursuant to the Plan, the Company made grants of restricted shares or share units during the three months ended March 31, 2017 and March 31, 2016, as well as the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. The vesting terms of these grants are specific to the individual grant and vary in that a portion of the restricted shares and share units vest in equal annual amounts over the next three years (time-based vesting) and a portion of the restricted shares and share units vest on the third anniversary of the grants subject to the achievement of certain performance criteria (performance-based vesting).  As of March 31, 2017, the performance criteria have not been met for any outstanding restricted shares or share units with performance-based vesting.

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

The following table summarizes restricted share activity for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	216,348	$38.98

Restricted shares granted	62,578	45.23
Restricted shares vested	(3,885)	46.48

Unvested restricted shares at end of period	275,041	$40.29

The Company recognized $0.4 million and $0.3 million in compensation expense related to the restricted shares for the three months ended March 31, 2017 and March 31, 2016, respectively. Such expenses are included in general and administrative expenses on the Company's condensed consolidated statements of operations.  As of March 31, 2017, there were approximately $11.0 million of total unrecognized compensation costs related to the outstanding restricted shares.

Note 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Accrued real estate taxes	$24,774	$23,942
Accounts payable and accrued expenses	21,756	26,463
Litigation charge	19,000	19,000
Below-market leases	16,296	16,827
Dividends payable	14,348	14,132
Prepaid rental income	14,168	1,979
Environmental reserve	11,584	11,584
Deferred maintenance	4,074	4,124
Accrued interest	3,139	3,004
Total accounts payable, accrued expenses and other liabilities	$129,139	$121,055

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “will,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

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

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of March 31, 2017, our portfolio included over 42.0 million square feet of gross leasable area (“GLA”), consisting of 235 Wholly Owned Properties totaling approximately 37.0 million square feet of GLA across 49 states and Puerto Rico, and interests in 31 JV Properties totaling over 5.0 million square feet of GLA across 17 states.

As of March 31, 2017, 201 of the Company’s wholly-owned properties were leased to Sears Holdings pursuant to the Master Lease and operated under either the Sears or Kmart brand.  At numerous properties, third-party tenants under direct leases occupy a portion of leasable space alongside Sears and Kmart, and 24 properties are leased only to third parties. A substantial majority of the space at the JV Properties is also leased to Sears Holdings under the JV Master Leases.

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

The Master Lease provides us with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at each of the 224 Wholly Owned Properties initially included in the Master Lease (subject to certain exceptions and limitations).  In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, and all outparcels or outlots and certain portions of parking areas and common areas.  Upon exercise of this recapture right, we will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to third-party tenants on potentially superior terms determined by us and for our own account.  We also have the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings, after which we expect to be able to reposition and re-lease those stores on potentially superior terms determined by us and for our own account.  As of March 31, 2017, we had exercised recapture rights at 30 properties, including eight properties at which we held 100% recapture rights and five properties at which we only recaptured automotive care centers.

With respect to the JV Properties, each JV Master Lease provides for similar recapture rights as the Master Lease governing the Company’s Wholly Owned Properties.  As of March 31, 2017, the GGP JV has initiated redevelopment projects at four of its 12 properties and had announced plans to recapture space at five additional locations according to a specific schedule.

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

Rental Income

For the three months ended March 31, 2017, the Company recognized total rental income of $49.2 million as compared to $45.2 million for the three months ended March 31, 2016.  The $4.0 million increase was driven by (i) termination fee income of $6.1 million, (ii) increased third-party rental income of $2.5 million, (iii) reduced rental income under the Master Lease of $1.7 million, and (iv) reduced straight-line rent of $2.9 million, in each case for the three months ended March 31, 2017 as compared to the prior year period.

Straight-line rent for the three months ended March 31, 2017 was $1.5 million as compared to $4.4 million for the prior year period. The reduction in straight-line rent was primarily due to the amortization, during the three months ended March 31, 2017, of accrued rental revenues related to the straight-line method of reporting that are deemed uncollectable as result of recapture and termination under the Master Lease.

A significant portion of our earnings are derived from rental revenue generated through rent payments from Sears Holdings under the Master Lease.  For the three months ended March 31, 2017, and excluding termination fee income of $6.1 million and straight-line rental income of $1.0 million, the rental income attributable to Sears Holdings was $31.7 million, or approximately 76.6% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holdings was $33.4 million, or approximately 82.0% of total rental income earned in the period.

In addition to revenue generated under the Master Lease through rent payments from Sears Holdings, we generate revenue through leases to third-party tenants for space at our properties.  For the three months ended March 31, 2017, and excluding the effect of straight-line rent, the rental income attributable to third-party tenants was $9.7 million, or approximately 23.4% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to third-party tenants was $7.2 million, or approximately 18.0% of total rental income earned in the period.

On an annual basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to third-party tenants would have represented approximately 39.7% of total annual base rental income as of March 31, 2017.

The increase in rental income attributable to third-party tenants, and the reduction in rental income attributable directly to Sears Holdings, are driven by the Company’s leasing and redevelopment activity, including signing leases with new, third-party tenants and recapturing space from Sears Holdings.

Tenant Reimbursements and Property Operating Expenses

Pursuant to the provisions of the Master Lease and many third-party leases, the Company is entitled to be reimbursed for certain property related expenses.  For the three months ended March 31, 2017, the Company recorded tenant reimbursement income of $16.2 million, compared to property operating expenses and real estate tax expense aggregating $17.2 million.  For the prior year period the Company recorded tenant reimbursement income of $17.8 million, compared to property operating expenses and real estate tax expense aggregating $18.6 million.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets.  For the three months ended March 31, 2017, the Company incurred depreciation and amortization expense of $58.7 million as compared to depreciation and amortization expense of $39.5 million in the prior year period.  The increase of $19.5 million was due primarily to approximately $26.0 million of accelerated amortization attributable to certain lease intangible assets during the three months ended March 31, 2017, offset by approximately $5.3 million of reduced amortization attributable to regularly scheduled amortization.  Accelerated amortization results from the recapture of space from, or the termination of space by, Sears Holdings.  Such recaptures and terminations are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including stock-based compensation, professional fees, office expenses and overhead expenses.  For the three months ended March 31, 2017, the Company incurred general and administrative expenses of $6.3 million compared to general and administrative expenses of $4.4 million for the prior year period.  The $1.9 million increase was driven by an increase in fees to firms providing professional services, as well as personnel costs for full-time employees. Management estimates that approximately $1.3 million of the $1.9 million increase represents non-recurring expenses.

Acquisition-Related Expenses

The Company did not incur any acquisition-related expenses for the three months ended March 31, 2017.  For the three months ended March 31, 2016, the Company recorded less than $0.1 million of acquisition-related expenses, primarily remaining legal fees.

Interest Expense

For the three months ended March 31, 2017, the Company incurred $16.6 million of interest expense (net of amounts capitalized) as compared to interest expense of $15.7 million for the prior year period.  The increase in interest expense was driven primarily by higher average borrowings under the Future Funding Facility and higher average LIBOR rates.

Unrealized Loss on Interest Rate Cap

For the three months ended March 31, 2017, the Company recorded an unrealized loss of $0.5 million related to the change in fair value of the interest rate cap associated with its Mortgage Loan as compared to a loss of $1.4 million for the prior year period.

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent.  Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, and distributions to shareholders and unitholders.  We believe that we currently have sufficient liquidity to fund such uses in the form of (i) $26.5 million of unrestricted cash, (ii) $113.9 million of restricted cash, (iii) $73.0 million of borrowing capacity under our Future Funding Facility, (iv) $100.0 million of capacity under our $200.0 million Unsecured Term Loan (which amount increased to $150.0 million on May 1, 2017) and (v) anticipated cash provided by operations. We may also raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as through asset sales or joint ventures.

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

Summary of Cash Flows

Net cash provided by operating activities was $37.9 million for the three months ended March 31, 2017 and $25.1 million for the three months ended March 31, 2016.  Significant changes in the components of net cash provided by operating activities include:

In 2017, an increase in cash inflows from termination fee income and additional third-party rental income, net of reductions in rental income under the Master Lease.

Net cash used in investing activities was $28.8 million for the three months ended March 31, 2017 and $7.0 million for the three months ended March 31, 2016. Significant components of net cash used in investing activities include:

In 2017, development of real estate and property improvements, ($22.8) million;
In 2017, investments in unconsolidated joint ventures, ($5.9) million; and
In 2016, development of real estate and property improvements, ($7.0) million.

Net cash used in financing activities was $8.4 million for the three months ended March 31, 2017 and $27.8 million for the three months ended March 31, 2016. Significant components of net cash used in financings activities include:

In 2017, cash distributions to common stockholders and holders of Operating Partnership units, ($13.9) million;
In 2017, proceeds from the Future Funding Facility, $7.0 million; and
In 2016, cash distributions to common stockholders and holders of Operating Partnership units, ($27.8) million.

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2017 and 2016, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2017
April 25	June 30	July 13	$0.25
February 28	March 31	April 13	0.25
2016
November 1	December 31	January 12	$0.25
August 2	September 30	October 13	0.25
May 3	June 30	July 14	0.25
March 8	March 31	April 14	0.25

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

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company.

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits have since been consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”).  On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint in the Action against the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage.  On July 12, 2016, the plaintiffs filed a verified consolidated amended stockholder derivative complaint (the “Amended Complaint”) against the same defendants and asserting substantially the same claims as set forth in the complaint filed in October 2015.  The plaintiffs have brought the Action derivatively on behalf of Sears Holdings, which is named as a nominal defendant, and allege that the Sears Holdings directors, as well as ESL and Edwards S. Lampert (in their capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed.  The Amended Complaint also alleges that Seritage and FCM aided and abetted these alleged fiduciary breaches.  Among other forms of relief, the Amended Complaint seeks damages in unspecified amounts.  In October 2016, following mediation, the parties reached an agreement-in-principle to settle the Action, which ultimately was reflected in a definitive Stipulation and Agreement of Settlement, Compromise and Release executed on February 8, 2017.  Pursuant to the settlement, (a) the defendants and the D&O insurers for the individual members of the Sears Holdings’ Board of Directors have agreed to pay (assuming satisfaction of all conditions) $40.0 million, of which Seritage has agreed to pay $19.0 million and (b) all defendants will receive customary releases.  The Delaware Court of Chancery has scheduled a hearing on May 9, 2017, at which it will determine whether to approve the settlement, after customary notice to Sears Holding stockholders and an opportunity for them to object.  The defendants continue to deny the claims asserted and have entered into the settlement solely to avoid the burden, expense, distraction, and inherent risk in and of litigation.  While there can be no assurance that the settlement agreement will result in a definitive, court-approved agreement, the Company determined that its liability is both probable and estimable and recorded a litigation charge of $19.0 million during the three months ended September 30, 2016. The Company believes that the plaintiffs’ claims and allegations against the Company are legally without merit and, if the settlement is not approved, intends to contest the Action vigorously.

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of March 31, 2017 and December 31, 2016, we did not have any off-balance sheet financing arrangements.

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts.  The table below provides a brief description of each of the 38 new redevelopment projects originated on the Seritage platform as of March 31, 2017.  These projects represent an estimated total investment of $457.6 million, of which $394.5 million remained to be spent.

Total Project Costs under $10 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and small shop retail	29,100	Substantially complete
Ft. Wayne, IN	Site densification; new outparcel for BJ's Brewhouse	7,600	Delivered to tenant
Merrillville, IN	Termination property; redevelop existing store for At Home	132,000	Delivered to tenant
San Antonio, TX	Recapture and repurpose auto center space for Orvis, Jared's Jeweler, Shake Shack and small shop retail	18,900	Delivered to tenants
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	8,200	Delivered to tenant
Albany, NY	Recapture and repurpose auto center space for BJ's Brewhouse and additional restaurants	28,000	Underway	Q4 2017
Hagerstown, MD	Recapture and repurpose auto center space for BJ's Brewhouse and additional restaurants	15,400	Underway	Q4 2017
Roseville, MI	Partial recapture; redevelop existing store for At Home	100,400	Underway	Q4 2017
Troy, MI	Partial recapture; redevelop existing store for At Home	100,000	Underway	Q4 2017
Warwick, RI	Recapture and repurpose auto center space for BJ's Brewhouse and additional retail	27,900	Underway	Q4 2017
Elkhart, IN	Termination property; existing store has been released to Big R Stores	86,500	Underway	Q4 2017
Henderson, NV	Termination property; redevelop existing store for At Home, Seafood City and additional retail	144,400	Q2 2017	Q4 2017
Anderson, SC	Partial recapture; redevelop existing store for Burlington Stores	124,300	Q2 2017	Q4 2017
Rehoboth Beach, DE	Partial recapture; redevelop existing store for Christmas Tree Shops and That! and PetSmart	56,700	Q2 2017	Q1 2018
Kearney, NE	Termination property; redevelop existing store for Marshall's, PetSmart and additional junior anchors	92,500	Q2 2017	Q2 2018
Guaynabo, PR	Partial recapture; redevelop existing store for Planet Fitness and Capri	56,100	Q3 2017	Q2 2018
Olean, NY	Partial recapture; redevelop existing store for Marshall's and additional retail	45,000	Q3 2017	Q2 2018

Total Project Costs $10 - $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Braintree, MA	100% recapture; redevelop existing store for Nordstrom Rack, Saks OFF 5th and additional retail	90,000	Substantially complete
Honolulu, HI	100% recapture; redevelop existing store for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	Delivered to tenants
Madison, WI	Partial recapture; redevelop existing store for Dave & Busters, Total Wine & More, additional retail and restaurants	75,300	Underway	Q4 2017
West Jordan, UT	Partial recapture; redevelop existing store and attached auto center for Burlington Stores and additional retail	81,400	Underway	Q4 2017
Fairfax, VA	Partial recapture; redevelop existing store and attached auto center for Dave & Busters, additional junior anchors and restaurants	110,300	Underway	Q1 2018
Charleston, SC	Partial recapture; redevelop existing store and detached auto center for Burlington Stores and additional retail	71,700	Q2 2017	Q1 2018
North Hollywood, CA	Partial recapture; redevelop existing store for Burlington Stores and additional junior anchors	79,800	Q2 2017	Q1 2018
Orlando, FL	100% recapture; demolish and construct new buildings for Floor & Décor, Orchard Supply Hardware, small shop retail and restaurants	139,200	Q2 2017	Q2 2018
Springfield, IL	Termination property; redevelop existing store for Burlington Stores, Binny's Beverage Depot, Outback Steakhouse, additional junior anchors and small shop retail	133,400	Q2 2017	Q2 2018
Santa Cruz, CA	Partial recapture; redevelop existing store for TJ Maxx, Homegoods and Petco	62,200	Q3 2017	Q1 2018
Saugus, MA	Partial recapture; redevelop existing store and detached auto center for Round 1 Entertainment and restaurants	99,000	Q3 2017	Q1 2018

Total Project Costs $10 - $20 Million (cont’d)
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Thornton, CO	Termination property; redevelop existing store for Vasa Fitness and additional junior anchors	191,600	Q3 2017	Q1 2018
Cockeysville, MD	Partial recapture; redevelop existing store for Homegoods, additional junior anchors and restaurants	83,500	Q3 2017	Q2 2018
North Miami, FL	100% recapture; redevelop existing store for Michael's, PetSmart and additional junior anchors	124,300	Q3 2017	Q2 2018
Carson, CA	Partial recapture; redevelop existing store for Burlington Stores and additional retail	77,000	Q3 2017	Q1 2019
Salem, NH	Site densification; new theatre for Cinemark Recapture and repurpose auto center for restaurant space	71,200	Q4 2017	Q3 2018

Total Project Costs over $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Memphis, TN	100% recapture; demolish and construct new buildings for LA Fitness, Nordstrom Rack, Ulta Beauty, additional junior anchors, small shop retail and restaurants	135,200	Underway	Q3 2017
Wayne, NJ	Partial recapture; redevelop existing store for Dave & Busters, additional junior anchors and restaurants	111,300	Underway	Q4 2017
West Hartford, CT	100% recapture; redevelop existing store and detached auto center for BuyBuy Baby, Cost Plus World Market, REI, Saks OFF Fifth, other junior anchors, Shake Shack and additional small shop retail	147,600	Underway	Q1 2018
St. Petersburg, FL	100% recapture; demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart, Chili's Grill & Bar, Pollo Tropical, Longhorn Steakhouse and additional small shop retail and restaurants	142,400	Q2 2017	Q2 2018
Santa Monica, CA	100% recapture; redevelop existing building into premier, mixed-use asset featuring unique, small-shop retail and creative office space	96,500	Q4 2017	Q4 2019

We plan to fund these projects with available cash balances, cash flow from operations, draws against the Future Funding Facility and the Unsecured Term Loan, and other potential capital raising activities.

The Company also acquired 15 retenanting or redevelopment projects that were in various stages of development at the closing of the Transaction.  The projected total cost of these projects was approximately $63.6 million of which a portion was incurred by Sears Holdings prior to the Transaction and for which reserve accounts were established at the closing of the Transaction to fund the remaining costs to be incurred by the Company.  Of the projects acquired by the Company, 14 have been substantially completed and delivered to tenants as of March 31, 2017.  The remaining project, representing a total Company investment of approximately $3.7 million, is under development and has approximately $3.5 million remaining to be deployed as of March 31, 2017.

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

The Company also uses Total NOI, which includes its proportional share of unconsolidated properties.  We believe this form of presentation offers insights into the financial performance and condition of the Company as a whole given our ownership of unconsolidated properties that are accounted for under GAAP using the equity method.  We also consider Total NOI to be a helpful supplemental measure of our operating performance because it excludes from NOI non-recurring items such as termination fee income, as well as non-cash items such as straight-line rent and amortization of lease intangibles.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	Three Months Ended
NOI	March 31, 2017	March 31, 2016
Net loss	$(32,844)	$(14,714)
Termination fee income	(6,136)	—
Depreciation and amortization	58,663	39,509
General and administrative	6,274	4,439
Acquisition-related expenses	—	73
Equity in income of unconsolidated joint ventures	(1,002)	(2,086)
Interest and other income	(78)	(60)
Interest expense	16,592	15,730
Unrealized loss on interest rate cap	471	1,371
Provision for income taxes	119	155
NOI	$42,059	$44,417

Total NOI
NOI	42,059	44,417
NOI of unconsolidated joint ventures	6,511	7,067
Straight-line rent adjustment (1)	(1,449)	(4,671)
Above/below market rental income/expense (1)	(231)	(300)
Total NOI	$46,890	$46,513

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles EBITDA and Adjusted EBITDA to GAAP net loss for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	Three Months Ended
EBITDA	March 31, 2017	March 31, 2016
Net loss	$(32,844)	$(14,714)
Depreciation and amortization	58,663	39,509
Depreciation and amortization (unconsolidated joint ventures)	5,486	4,870
Interest expense	16,592	15,730
Provision for income and other taxes	119	155
EBITDA	$48,016	$45,550

Adjusted EBITDA
EBITDA	$48,016	$45,550
Termination fee income	(6,136)	—
Unrealized loss on interest rate cap	471	1,371
Acquisition-related expenses	—	73
Up-front hiring and personnel costs	—	260
Adjusted EBITDA	$42,351	$47,254

The following table reconciles FFO and Company FFO to GAAP net loss for the three months ended March 31, 2017 and March 31, 2016 (in thousands):

	Three Months Ended
Funds from Operations	March 31, 2017	March 31, 2016
Net loss	$(32,844)	$(14,714)
Real estate depreciation and amortization (consolidated properties)	58,404	39,385
Real estate depreciation and amortization (unconsolidated joint ventures)	5,486	4,870
FFO attributable to common shareholders and unitholders	$31,046	$29,541

FFO per diluted common share and unit	$0.56	$0.53

Company Funds from Operations
Funds from Operations attributable to Seritage Growth Properties	$31,046	$29,541
Termination fee income	(6,136)	—
Unrealized loss on interest rate cap	471	1,371
Amortization of deferred financing costs	1,582	1,340
Acquisition-related expenses	—	73
Up-front hiring and personnel costs	—	260
Company FFO attributable to common shareholders and unitholders	$26,963	$32,585

Company FFO per diluted common share and unit	$0.48	$0.59

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	33,510	31,391
Weighted average OP units outstanding	22,086	24,176
Weighted average common shares and units outstanding	55,596	55,567

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2016 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of March 31, 2017, we had $1.2 billion of consolidated debt, including our variable-rate Mortgage Loans and Future Funding Facility.  The interest rate on the loans is the 30-day LIBOR rate plus a weighted average spread of 465 basis points.  We have purchased a LIBOR interest rate cap that has a LIBOR strike rate of 3.5% and a term of four years.  We are subject to market risk with respect to changes in the LIBOR rate.  An immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $11.8 million.

Fair Value of Debt

As of March 31, 2017, the estimated fair value of our consolidated debt was $1.2 billion.  The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

Item 1A.	Risk Factors

Information regarding risk factors appears in our 2016 Annual Report on Form 10-K in Part I, Item 1A. Risk Factors. Other than as noted, there have been no material changes from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K.

We will be substantially dependent on Sears Holdings, as a tenant, until we further diversify the tenancy of our portfolio, and an event that has a material adverse effect on Sears Holdings’ business, financial condition or results of operations could have a material adverse effect on our business, financial condition or results of operations.

Sears Holdings is the lessee of a substantial majority of our properties and accounts for a substantial majority of our revenues.  Under the Master Lease, Sears Holdings is required to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, subject to proportionate sharing of certain of these expenses with occupants of the remainder of the space not leased to Sears Holdings.  Sears Holdings may not in the future have sufficient assets, income and access to financing to enable it to satisfy its payment obligations under the Master Lease.  In its most recent Form 10-K, Sears Holdings disclosed, among other things, that its historical operating results indicate substantial doubt exists related to Sears Holdings’ ability to continue as a going concern.  In addition, Sears Holdings has disclosed that its domestic pension and postretirement benefit plan obligations are currently underfunded.  Sears Holdings may have to make significant cash payments to some or all of its pension and postretirement benefit plans, which would reduce the cash available for its businesses, potentially including its rent obligations under the Master Lease.  The inability or unwillingness of Sears Holdings to meet its rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial condition or results of operations, including our ability to pay the interest, principal and other costs and expenses under our financings, or to pay cash dividends to Seritage shareholders.  For these reasons, if Sears Holdings were to experience a material adverse effect on its business, financial condition or results of operations, our business, financial condition or results of operations could also be materially adversely affected.

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

10.11

Senior Unsecured Term Loan Agreement, dated as of February 23, 2017, among Seritage Growth Properties, L.P., Seritage Growth Properties, JPP, LLC and JPP II, LLC, as lenders, and JPP, LLC, as administrative agent

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

SERITAGE GROWTH PROPERTIES

Dated: May 5, 2017	/s/ Benjamin Schall
	By:	Benjamin Schall
President and Chief Executive Officer

Dated: May 5, 2017	/s/ Brian Dickman
	By:	Brian Dickman
Executive Vice President and Chief Financial Officer