Form 10-Q
period 2017-06-30
Seritage Growth Properties
filed 2017-08-04
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of July 31, 2017, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	27,927,912
Class B common shares of beneficial interest, par value $0.01 per share	1,434,922
Class C common shares of beneficial interest, par value $0.01 per share	6,025,635

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2017

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Investment in real estate
Land	$840,021	$840,021
Buildings and improvements	845,598	839,663
Accumulated depreciation	(117,348)	(89,940)
	1,568,271	1,589,744
Construction in progress	155,031	55,208
Net investment in real estate	1,723,302	1,644,952
Investment in unconsolidated joint ventures	432,014	425,020
Cash and cash equivalents	9,873	52,026
Restricted cash	172,563	87,616
Tenant and other receivables, net	26,385	23,172
Lease intangible assets, net	388,586	464,399
Prepaid expenses, deferred expenses and other assets, net	13,359	15,052
Total assets	$2,766,082	$2,712,237

LIABILITIES AND EQUITY
Liabilities
Mortgage loans payable, net	$1,250,336	$1,166,871
Unsecured term loan, net	83,020	—
Accounts payable, accrued expenses and other liabilities	103,285	121,055
Total liabilities	1,436,641	1,287,926

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A shares $0.01 par value; 100,000,000 shares authorized; 27,924,378 and 25,843,251 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	279	258
Class B shares $0.01 par value; 5,000,000 shares authorized; 1,434,922 and 1,589,020 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	14	16
Class C shares $0.01 par value; 50,000,000 shares authorized; 6,021,985 and 5,754,685 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	60	58
Additional paid-in capital	995,673	925,563
Accumulated deficit	(179,397)	(121,338)
Total shareholders' equity	816,629	804,557
Non-controlling interests	512,812	619,754
Total equity	1,329,441	1,424,311
Total liabilities and equity	$2,766,082	$2,712,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
REVENUE
Rental income	$42,185	$45,927	$91,359	$91,153
Tenant reimbursements	15,708	15,940	31,932	33,718
Total revenue	57,893	61,867	123,291	124,871
EXPENSES
Property operating	4,932	5,553	9,674	12,671
Real estate taxes	11,950	11,667	24,372	23,136
Depreciation and amortization	50,571	37,324	109,234	76,833
General and administrative	5,093	4,413	11,367	8,852
Provision for doubtful accounts	12	145	51	145
Acquisition-related expenses	—	—	—	73
Total expenses	72,558	59,102	154,698	121,710
Operating (loss) income	(14,665)	2,765	(31,407)	3,161
Equity in (loss) income of unconsolidated joint ventures	(1,542)	912	(540)	2,998
Interest and other income	42	59	120	119
Interest expense	(18,431)	(15,636)	(35,023)	(31,366)
Unrealized loss on interest rate cap	(124)	(480)	(595)	(1,851)
Loss before income taxes	(34,720)	(12,380)	(67,445)	(26,939)
Provision for income taxes	(147)	(185)	(266)	(340)
Net loss	(34,867)	(12,565)	(67,711)	(27,279)
Net loss attributable to non-controlling interests	13,648	5,448	26,654	11,827
Net loss attributable to common shareholders	$(21,219)	$(7,117)	$(41,057)	$(15,452)

Net loss per share attributable to Class A and Class C common shareholders - Basic and diluted	$(0.63)	$(0.23)	$(1.22)	$(0.49)

Weighted average Class A and Class C common shares outstanding - Basic and diluted	33,766	31,391	33,638	31,391

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

							Additional		Non-
	Class A		Class B		Class C		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2016	24,818	$248	1,589	$16	6,773	$68	$924,508	$(38,145)	$683,382	$1,570,077

Net loss	—	—	—	—	—	—	—	(15,452)	(11,827)	(27,279)
Dividends and distributions declared ($0.50 per share and unit)	—	—	—	—	—	—	—	(15,817)	(12,088)	(27,905)
Stock-based compensation	—	—	—	—	—	—	534	—	—	534
Share class exchanges, net (1,010,250 common shares)	1,010	10	—	—	(1,010)	(10)	—	—	—	—

Balance at June 30, 2016	25,828	$258	1,589	$16	5,763	$58	$925,042	$(69,414)	$659,467	$1,515,427

Balance at January 1, 2017	25,843	258	1,589	16	5,755	58	925,563	(121,338)	619,754	1,424,311

Net loss	—	—	—	—	—	—	—	(41,057)	(26,654)	$(67,711)
Dividends and distributions declared ($0.50 per share and unit)	—	—	—	—	—	—	—	(17,002)	(10,936)	(27,938)
Vesting of restricted share units	4	0	—	—	—	—	(0)	—	—	—
Stock-based compensation	—	—	—	—	—	—	779	—	—	779
Share class exchanges, net (267,300 common shares)	(267)	(2)	—	—	267	2	—	—	—	—
Share class surrenders (154,098 common shares)	—	—	(154)	(2)	—	—	2	—	—	—
OP Unit exchanges (2,344,589 units)	2,344	23	—	—	—	—	69,329	—	(69,352)	—

Balance at June 30, 2017	27,924	$279	1,435	$14	6,022	$60	$995,673	$(179,397)	$512,812	$1,329,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(67,711)	$(27,279)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss (income) of unconsolidated joint ventures	540	(2,998)
Distributions from unconsolidated joint ventures	7,515	8,193
Unrealized loss on interest rate cap	595	1,851
Stock-based compensation	779	534
Depreciation and amortization	109,234	76,833
Amortization of deferred financing costs	4,061	2,680
Amortization of above and below market leases, net	(594)	(330)
Straight-line rent adjustment	(3,479)	(8,227)
Change in operating assets and liabilities
Tenants and other receivables	265	851
Prepaid expenses, deferred expenses and other assets	461	12,758
Accounts payable, accrued expenses and other liabilities	(22,451)	5,453
Net cash provided by operating activities	29,215	70,319
CASH FLOW FROM INVESTING ACTIVITIES
Investments in unconsolidated joint ventures	(15,047)	—
Development of real estate	(106,075)	(33,223)
Net cash used in investing activities	(121,122)	(33,223)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Future Funding Facility	79,998	—
Proceeds from Unsecured Term Loan	85,000	—
Payment of deferred financing costs	(2,449)	(6)
Common dividends paid	(16,913)	(23,610)
Non-controlling interests distributions paid	(10,935)	(18,132)
Net cash provided by (used in) financing activities	134,701	(41,748)
Net increase (decrease) in cash, cash equivalents, and restricted cash	42,794	(4,652)
Cash, cash equivalents, and restricted cash, beginning of period	139,642	155,342
Cash, cash equivalents, and restricted cash, end of period	$182,436	$150,690

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$33,984	$30,073
Capitalized interest	3,361	1,283
Income taxes paid	266	313
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$12,100	$5,676
Dividends and distribution declared and unpaid	13,969	13,953

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

On June 11, 2015, Sears Holdings Corporation (“Sears Holdings”) effected a rights offering (the “Rights Offering”) to Sears Holdings stockholders to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of 234 of Sears Holdings’ owned properties and one of its ground leased properties (the “Wholly Owned Properties”), and its 50% interests in three joint ventures (such joint ventures, the “JVs,” and such 50% joint venture interests, the “JV Interests”) that collectively owned 28 properties, ground leased one property and leased two properties (collectively, the “JV Properties”) (collectively, the “Transaction”).  The Rights Offering ended on July 2, 2015, and the Company’s Class A common shares were listed on the New York Stock Exchange (“NYSE”) on July 6, 2015.

On July 7, 2015, the Company completed the Transaction with Sears Holdings and commenced operations.  The Company did not have any operations prior to the completion of the Rights Offering and the Transaction.

Seritage is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through the Company’s investment in the Operating Partnership.  As of June 30, 2017, 180 of the Company’s wholly-owned properties were leased to Sears Holdings pursuant to a master lease agreement (the “Master Lease”) and operated under either the Sears or Kmart brand.  At 88 properties, third-party tenants under direct leases occupy a portion of leasable space alongside Sears or Kmart, and 37 properties are leased only to third parties. A substantial majority of the space at the JV Properties is also leased (or subleased) by the JVs to Sears Holdings under master lease agreements (collectively, the “JV Master Leases”).  The Master Lease and the JV Master Leases provide the Company and the JVs with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2016.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Operating results of the six months ended June 30, 2017 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

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

To the extent such variable interests are in entities that cannot be evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.  The Company holds a 60.9% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  Through consideration of new consolidation guidance effective for the Company as of January 1, 2016, it has been concluded that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  However, as the Company holds what is deemed a majority voting interest in the Operating Partnership, it qualifies for the exemption from providing certain of the disclosure requirements associated with investments in VIEs.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No such impairment losses were recognized for the three or six months ended June 30, 2017 or June 30, 2016.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the three or six months ended June 30, 2017 or June 30, 2016.

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

Restricted Cash

Restricted cash represents cash deposited in escrow accounts which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements, as well as legally restricted tenant security deposits.  As of June 30, 2017, the Company had approximately $172.6 million of restricted cash, including $146.9 million reserved for redevelopment costs, tenant allowances and leasing commissions, deferred maintenance, environmental remediation and other capital expenditures, $22.2 million reserved for basic property carrying costs such as real estate taxes, insurance and ground rent, and $3.5 million of other restricted cash which consisted primarily of prepaid rental income.

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

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes.  In connection with the issuance of the Company’s Mortgage Loans and Future Funding Facility, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1,261 million and a strike rate of 3.5%.  The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.  The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months ended June 30, 2017, the Company recorded a loss of $0.1 million compared to a loss of $0.5 million for the three months ended June 30, 2016.  For the six months ended June 30, 2017, the Company recorded a loss of $0.6 million compared to a loss of $1.9 million for the six months ended June 30, 2016.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of June 30, 2017, a majority of the Company's real estate properties were leased to Sears Holdings, and the majority of Company’s rental revenues were derived from the Master Lease (see Note 5).  Until the Company further diversifies the tenancy of its portfolio, an event that has a material adverse effect on Sears Holdings’ business, financial condition or results of operations could have a material adverse effect on the Company’s business, financial condition or results of operations.  Sears Holdings is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.  Refer to www.sec.gov for Sears Holdings publicly-available financial information.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of June 30, 2017, the Company's portfolio of 235 Wholly Owned Properties was diversified by location across 49 states and Puerto Rico.

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

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash." ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents.  Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows.  ASU 2016-18 is effective, on a retroactive basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.  The Company early adopted this guidance on March 31, 2017, which changes our statements of cash flows and related disclosure for all periods presented and accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the six months ended June 30, 2017 and June 30, 2016 (in thousands):

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash and cash equivalents	$9,873	$63,650
Restricted cash	172,563	87,040
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$182,436	$150,690

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

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $388.6 million and $15.6 million, respectively, as of June 30, 2017 and $464.4 million and $16.8 million, respectively, as of December 31, 2016.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

June 30, 2017

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$556,401	$(185,635)	$370,766
Below-market ground leases, net	11,766	(406)	11,360
Above-market leases, net	8,964	(2,504)	6,460
Total	$577,131	$(188,545)	$388,586

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,780	$(4,220)	$15,560
Total	$19,780	$(4,220)	$15,560

December 31, 2016

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$592,871	$(146,964)	$445,907
Below-market ground leases, net	11,766	(305)	11,461
Above-market leases, net	8,964	(1,933)	7,031
Total	$613,601	$(149,202)	$464,399

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$20,011	$(3,184)	$16,827
Total	$20,011	$(3,184)	$16,827

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.2 million and $0.2 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $0.5 million and $0.4 million for the six months ended June 30, 2017 and June 30, 2016, respectively.  Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2017	$(485)
2018	(968)
2019	(941)
2020	(806)
2021	(790)

Amortization of acquired below-market ground leases resulted in additional property expense of $51 thousand for the three months ended June 30, 2017 and June 30, 2016, respectively, and $0.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively.  Future amortization of below-market ground leases is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2017	$101
2018	203
2019	203
2020	203
2021	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $31.4 million and $21.4 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $75.2 million and $44.5 million for the six months ended June 30, 2017 and June 30, 2016, respectively.  Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2017	$66,760
2018	48,239
2019	46,050
2020	44,849
2021	39,968

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

The Company’s investments in unconsolidated joint ventures at June 30, 2017, consisted of (in thousands):

	Seritage %	# of	Total	Initial
Joint Venture	Ownership	Properties	GLA	Investment
GGP JV	50%	12	2,199	$165,000
Macerich JV	50%	9	1,573	150,000
Simon JV	50%	10	1,714	114,012
Total		31	5,486	$429,012

On July 12, 2017, the Company completed two transactions with GGP for gross consideration of $247.6 million (the “GGP Transactions”).  Pursuant to the GGP Transactions, the Company (i) sold to GGP the Company’s 50% interest in eight of the 12 assets in the GGP JV for $190.1 million; and (ii) sold to GGP a 50% joint venture interest in five additional assets for $57.5 million (see Note 16).

The Company continues to own 50% interests in 10 assets in the Simon JV, and 50% interest in nine assets in the Macerich JV.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the Company’s deferral of the unconsolidated joint venture’s profits from land sales to the Company; or other items.  There were no joint venture impairment charges for the three or six months ended June 30, 2017 or June 30, 2016.

The following tables present combined condensed financial data for the Company’s unconsolidated joint ventures (in thousands):

	June 30, 2017	December 31, 2016
ASSETS
Investment in real estate
Land	$214,109	$214,109
Buildings and improvements	590,275	598,978
Accumulated depreciation	(71,833)	(56,324)
	732,551	756,763
Construction in progress	81,670	48,885
Net investment in real estate	814,221	805,648
Cash and cash equivalents	7,105	3,434
Tenant and other receivables, net	6,496	6,133
Other assets, net	596	38,646
Total assets	$828,418	$853,861

LIABILITIES AND MEMBERS INTERESTS
Liabilities
Accounts payable, accrued expenses and other liabilities	$10,839	$14,177
Total liabilities	10,839	14,177

Members Interest
Additional paid in capital	818,772	830,389
Retained earnings	(1,193)	9,295
Total members interest	817,579	839,684
Total liabilities and members interest	$828,418	$853,861

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$17,168	$16,309	$33,512	$33,847
Property operating expenses	(3,195)	(3,196)	(6,517)	(6,600)
Depreciation and amortization	(16,725)	(11,183)	(27,697)	(20,922)
Operating income	(2,752)	1,930	(702)	6,325
Other expenses	(331)	(106)	(377)	(329)
Net (loss) income	$(3,083)	$1,824	$(1,079)	$5,996
Equity in (loss) income of unconsolidated joint ventures	$(1,542)	$912	$(540)	$2,998

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

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal.  As of June 30, 2017 and June 30, 2016, the annualized base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $117.0 million and $132.0 million, respectively.  In each of the initial and first two renewal terms, annual base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year.  For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

Revenues from the Master Lease for the three and six months ended June 30, 2017 and June 30, 2016 are as follows (in thousands and excluding straight-line rental income of $0.8 million and $3.0 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and $1.8 million and $6.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Rental income	$29,208	$33,082	$60,859	$66,467
Termination fee income	628	—	6,765	—
Tenant reimbursements	13,025	14,516	27,731	31,268
Total revenue	$42,861	$47,598	$95,355	$97,735

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

As of June 30, 2017, the Company had exercised recapture rights at 40 properties:

Property	Recapture Type	Notice Date
Temecula, CA	Partial	June 2017
Roseville, CA	Auto center	June 2017
North Riverside, IL	Partial	June 2017
Watchung, NJ	100%	June 2017
Canton, OH	Partial	June 2017
Dayton, OH	Auto center	June 2017
Carson, CA	100% (1)	April 2017 / December 2016
San Diego, CA	100% (2)	April 2017
Aventura, FL	100%	April 2017
Hialeah, FL	100% (2)	April 2017
Anderson, SC	100% (1)	April 2017 / July 2016
Charleston, SC	100% (1)	April 2017 / October 2016
Valley View, TX	100%	April 2017
North Miami, FL	100%	March 2017
Cockeysville, MD	Partial	March 2017
Olean, NY	Partial	March 2017
Santa Cruz, CA	Partial	December 2016
Santa Monica, CA	100%	December 2016
Saugus, MA	Partial	December 2016
Guaynabo, PR	Partial	December 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
West Hartford, CT	100%	October 2016
Rehoboth Beach, DE	Partial	October 2016
St. Petersburg, FL	100%	October 2016
Warwick, RI	Auto center	October 2016
North Hollywood, CA	Partial	July 2016
Orlando, FL	100%	July 2016
Ft. Wayne, IN	Out parcel	July 2016
West Jordan, UT	Partial	July 2016
Madison, WI	Partial + auto center	July 2016
Bowie, MD	Auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Wayne, NJ	Partial	May 2016
Albany, NY	Auto center	May 2016
Fairfax, VA	Partial + auto center	May 2016
San Antonio, TX	Auto center	March 2016
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015
Braintree, MA	100%	November 2015

(1)	In April 2017, the Company converted previously exercised partial recapture rights to 100% recapture rights.
(2)	In April 2017, the Company converted partial recapture rights to 100% recapture rights and exercised such recapture rights.

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

In June 2017, Sears Holdings provided notice that it intended to exercise its right to terminate the Master Lease with respect to 20 stores totaling 3.8 million square feet of gross leasable area.  The aggregate annual base rent at these stores is approximately $11.2 million or 4.8% of the Company's total annual base rent as of June 30, 2017, including all signed leases.  Sears Holdings will continue to pay Seritage rent until it vacates the stores in October 2017, and also pay Seritage a termination fee equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expenses.

The 20 properties are as follows:

Property	Square Feet
Sarasota, FL	204,500
Chicago, IL	293,700
Overland Park, KS	215,000
Lafayette, LA	194,900
Cockeysville, MD	83,900
Hagerstown, MD	107,300
Roseville, MI	277,000
Burnsville, MN	161,700
Albany, NY	216,200
East Northport, NY	187,000
Johnson City, NY	155,100
Olean, NY	75,100
Mentor, OH	208,700
Middleburg Heights, OH	351,600
Toledo, OH	209,900
York, PA	82,000
Warwick, RI	169,200
Friendswood, TX	166,000
Westwood, TX	215,000
Greendale, WI	238,400
Total square feet	3,812,200

In April 2017, pursuant to termination notices previously submitted to the Company, Sears Holdings vacated 19 stores totaling 1.9 million square feet of gross leasable area.  The aggregate annual base rent at these stores was approximately $5.9 million.  Sears Holdings paid rent until it vacated the stores and also paid a termination fee of approximately $10.9 million, an amount equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expenses.

The 19 properties are as follows:

Property	Square Feet
Riverside, CA	94,500
Kissimmee, FL	112,505
Leavenworth, KS	76,853
Hopkinsville, KY	70,326
Paducah, KY	108,244
Owensboro, KY	68,334
Detroit Lakes, MN	79,102
Jefferson City, MO	92,016
Henderson, NV	122,823
Concord, NC	137,499
Chapel Hill, OH	187,179
Kenton, OH	96,066
Muskogee, OK	87,500
Mount Pleasant, PA	83,536
Sioux Falls, SD	72,511
El Paso, TX	103,657
Layton, UT	90,010
Elkins, WV	94,885
Platteville, WI	94,841
Total square feet	1,872,387

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

Note 6 – Debt

Mortgage Loans Payable

On July 7, 2015, pursuant to the Transaction, the Company entered into a mortgage loan agreement (the “Mortgage Loan Agreement”) and mezzanine loan agreement (collectively, the “Loan Agreements”), providing for term loans in an initial principal amount of approximately $1,161 million (collectively, the “Mortgage Loans”) and a $100 million future funding facility (the “Future Funding Facility”).  Pursuant to the terms of the Loan Agreements, the Company drew the remaining amounts available under the Future Funding Facility on June 30, 2017.  Such amounts were deposited into a redevelopment reserve and will be used to fund redevelopment activity at the Company’s properties.

As of June 30, 2017, the total principal amounts outstanding under the Mortgage Loans and the Future Funding Facility were $1,161 million and $100.0 million, respectively.

Interest under the Mortgage Loans is due and payable on the payment dates, and all outstanding principal amounts are due when the loan matures on the payment date in July 2019, pursuant to the Loan Agreements.  The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions.  Borrowings under the Mortgage Loans bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of June 30, 2017, a weighted-average spread of 465 basis points; payments are made monthly on an interest-only basis.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the three months ended June 30, 2017 and June 30, 2016 were 5.86% and 5.19%, respectively.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the six months ended June 30, 2017 and June 30, 2016 were 5.77% and 5.18%, respectively.

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

The Company has incurred $22.3 million of debt issuance costs related to the Mortgage Loans and Future Funding Facility which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Loan Agreements.  As of June 30, 2017, the unamortized balance of the Company’s debt issuance costs was $10.9 million as compared to $14.3 million as December 31, 2016.

Unsecured Term Loan

On February 23, 2017 (the “Closing Date”), the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $200.0 million senior unsecured delayed draw term loan facility (the “Unsecured Term Loan”) with JPP, LLC (“JPP”) and JPP II, LLC, as lenders (collectively, the “Initial Lenders”), and JPP, as administrative agent (the “Administrative Agent”).

Loans under the Unsecured Term Loan may be requested by the Operating Partnership at any time from the Closing Date until thirty days prior to the stated maturity date, upon five business days’ prior notice to the Administrative Agent.  The total commitments of the lenders under the Unsecured Term Loan is $200.0 million, provided that the maximum draw amount under the Unsecured Term Loan through April 30, 2017 was $100.0 million, which amount increased to $150.0 million on May 1, 2017 and increases to $200.0 million on September 1, 2017 so long as no cash flow sweep period is then in effect and continuing as of such date under the Company’s Mortgage Loan Agreement.  Amounts drawn under the Unsecured Term Loan and repaid may not be redrawn.

As of June 30, 2017, the total principal amount outstanding under the Unsecured Term Loan was $85.0 million.

The Unsecured Term Loan will mature the earlier of (i) December 31, 2017 and (ii) the date on which the outstanding indebtedness under the Loan Agreements are repaid or refinanced in full.  The Unsecured Term Loan may be prepaid at any time in whole or in part, without any penalty or premium.

The principal amount of loans outstanding under the Unsecured Term Loan bear a base annual interest rate of 6.50%.  If a cash flow sweep period were to occur and be continuing under the Company’s Mortgage Loan Agreement (i) the interest rate on any outstanding advances would increase from and after such date by 1.5% per annum above the base interest rate and (ii) the interest rate on any advances made after such date would increase by 3.5% per annum above the base interest rate.  Accrued and unpaid interest will be payable in cash, except that during the continuance of a cash flow sweep period under the existing mortgage loan agreement, the Operating Partnership may defer the payment of interest which deferred amount would be added to the outstanding  principal balance of the loans.

On the Closing Date, the Operating Partnership paid to the Initial Lenders an upfront commitment fee equal to $1.0 million.  On May 24, 2017, the Operating Partnership paid an additional, and final, commitment fee of $1.0 million.

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

The Company believes it is currently in compliance with all material terms and conditions of the Unsecured Term Loan.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 input.  The Company’s derivative instruments as of June 30, 2017 and December 31, 2016 consisted of a single interest rate cap.  The Company utilizes an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at June 30, 2017 and December 31, 2016 was approximately $0.1 million and $0.7 million, respectively, and is included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.

The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months ended June 30, 2017, the Company recorded a loss of $0.1 million compared to a loss of $0.5 million for the three months ended June 30, 2016.  For the six months ended June 30, 2017, the Company recorded a loss of $0.6 million compared to a loss of $1.9 million for the six months ended June 30, 2016.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and debt obligations.  The fair value of cash equivalents is classified as Level 1 and the fair value of debt obligations is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of June 30, 2017 and December 31, 2016, the estimated fair values of the Company’s debt obligations were $1.3 billion and $1.2 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs, including removal, remediation, government fines, and injuries to persons and property.  The Company does not believe that any resulting liability from such matters will have a material effect on the condensed consolidated financial position, results of operations, or liquidity of the Company.  Under the Master Lease, Sears Holdings has indemnified the Company from certain environmental liabilities at the Wholly Owned Properties existing before, or caused by Sears Holdings during, the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings).  As of June 30, 2017 and December 31, 2016, the Company had approximately $11.2 million and $11.8 million, respectively, of restricted cash in a lender reserve account to fund potential environmental costs that were identified during due diligence related to the Transaction.

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

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits were subsequently consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”).  On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint in the Action against the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage.  On July 12, 2016, the plaintiffs filed a verified consolidated amended stockholder derivative complaint (the “Amended

Complaint”) against the same defendants and asserting substantially the same claims as set forth in the complaint filed in October 2015.  The plaintiffs brought the Action derivatively on behalf of Sears Holdings, which was named as a nominal defendant, and alleged that the Sears Holdings directors, as well as ESL and Edwards S. Lampert (in their capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed.  The Amended Complaint also alleged that Seritage and FCM aided and abetted these alleged fiduciary breaches.  Among other forms of relief, the Amended Complaint sought damages in unspecified amounts.  In October 2016, following mediation, the parties reached an agreement-in-principle to settle the Action, which ultimately was reflected in a definitive Stipulation and Agreement of Settlement, Compromise and Release executed on February 8, 2017.  On May 9, 2017, the Delaware Court of Chancery, after customary notice to Sears Holding stockholders and an in-person settlement hearing, entered a final order and judgment approving the settlement.  Pursuant to the settlement, (a) the defendants and the D&O insurers for the individual members of the Sears Holdings’ Board of Directors paid $40.0 million, of which Seritage paid $19.0 million and (b) all defendants received customary releases.  The defendants continue to deny the claims asserted and entered into the settlement solely to avoid the burden, expense, distraction, and inherent risk in and of litigation.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL.  Mr. Lampert beneficially owned approximately 53.8% of Sears Holdings’ outstanding common stock at June 30, 2017.  Mr. Lampert is also the Chairman of Seritage.

As of June 30, 2017, Mr. Lampert beneficially owned a 39.1% interest in the Operating Partnership and approximately 3.8% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

Subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, are parties to the Master Lease (see Note 5).

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

Sears Holdings Corporation

As of June 30, 2017, the Company had an accounts payable to Sears Holding resulting from an overpayment of real estate taxes paid by Sears Holdings of approximately $11.0 million.  This amount was included in accounts payable, accrued expense and other liabilities on the consolidated balance sheet as of June 30, 2017.

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

During the three and six months ended June 30, 2017 the Company did not incur any fees under the TSA.  During the three and six months ended June 30, 2016, the Company incurred fees of approximately $0.1 million for certain accounting and tax services provided in support of the Company’s 2015 yearend activities.  These fees are included in general and administrative expenses on the condensed consolidated statements of operations.

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

During the six months ended June 30, 2017, 2,344,589 Operating Partnership units were converted to Class A common shares.

As of June 30, 2017, the Company held a 60.9% interest in the Operating Partnership and ESL held a 39.1% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

During the six months ended June 30, 2017, 2,344,589 Operating Partnership units were converted to Class A common shares and 267,300 net Class A common shares were converted to Class C non-voting common shares.

As of June 30, 2017, 27,924,378 Class A common shares were issued and outstanding.

Subsequent to the three months ended June 30, 2017, 3,650 net Class A common shares were converted to Class C non-voting common shares.

Class B Non-Economic Common Shares

During the six months ended June 30, 2017, 154,098 Class B non-economic common shares were surrendered to the Company.

As of June 30, 2017, 1,434,922 Class B non-economic common shares were issued and outstanding.  The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class C Non-Voting Common Shares

During the six months ended June 30, 2017, 267,300 net Class A common shares were converted to Class C non-voting common shares.

As of June 30, 2017, 6,021,985 Class C non-voting common shares were issued and outstanding.  The Class C non-voting common shares have economic rights, but do not have voting rights.  Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share.

Subsequent to the three months ended June 30, 2017, 3,650, net Class A common shares were converted to Class C non-voting common shares.

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2017 and 2016, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2017
July 25	September 29	October 12	$0.25
April 25	June 30	July 13	0.25
February 28	March 31	April 13	0.25
2016
November 1	December 31	January 12	$0.25
August 2	September 30	October 13	0.25
May 3	June 30	July 14	0.25
March 8	March 31	April 14	0.25

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator - Basic and Diluted
Net loss	$(34,867)	$(12,565)	$(67,711)	$(27,279)
Net loss attributable to non-controlling interests	13,648	5,448	26,654	11,827
Net loss attributable to common shareholders	$(21,219)	$(7,117)	$(41,057)	$(15,452)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	27,922	25,667	27,835	25,307
Weighted average Class C common shares outstanding	5,844	5,724	5,803	6,084
Weighted average Class A and Class C common shares outstanding	33,766	31,391	33,638	31,391

Net loss per share attributable to Class A and Class C common shareholders	$(0.63)	$(0.23)	$(1.22)	$(0.49)

No adjustments were made to the numerator for the three or six months ended June 30, 2017 or June 30, 2016 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three or six months ended June 30, 2017 or June 30, 2016 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of June 30, 2017 and December 31, 2016, there were 274,598 and 216,348 shares, respectively, of non-vested restricted shares and share units outstanding.

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

Restricted Shares and Share Units

Pursuant to the Plan, the Company made grants of restricted shares or share units during the six months ended June 30, 2017 and June 30, 2016, as well as the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. The vesting terms of these grants are specific to the individual grant and vary in that a portion of the restricted shares and share units vest in equal annual amounts over the next three years (time-based vesting) and a portion of the restricted shares and share units vest on the third anniversary of the grants subject to the achievement of certain performance criteria (performance-based vesting).  As of June 30, 2017, the performance criteria have not been met for any outstanding restricted shares or share units with performance-based vesting.

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

The following table summarizes restricted share activity for the six months ended June 30, 2017:

	Six Months Ended June 30, 2017
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	216,348	$38.98

Restricted shares granted	62,135	45.23
Restricted shares vested	(3,885)	46.48

Unvested restricted shares at end of period	274,598	$40.28

The Company recognized $0.4 million and $0.3 million in compensation expense related to the restricted shares for the three months ended June 30, 2017 and June 30, 2016, respectively, and $0.8 million and $0.5 million in compensation expense related to the restricted shares for the six months ended June 30, 2017 and June 30, 2016, respectively. Such expenses are included in general and administrative expenses on the Company's condensed consolidated statements of operations.  As of June 30, 2017, there were approximately $10.6 million of total unrecognized compensation costs related to the outstanding restricted shares.

Note 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$17,089	$22,424
Accrued real estate taxes	16,752	23,942
Below-market leases	15,560	16,827
Dividends payable	14,262	14,132
Environmental reserve	11,584	11,584
Sears Holdings payable	10,964	—
Unearned tenant reimbursements	5,740	4,039
Deferred maintenance	4,074	4,124
Prepaid rental income	3,918	1,979
Accrued interest	3,342	3,004
Litigation charge	—	19,000
Total accounts payable, accrued expenses and other liabilities	$103,285	$121,055

Note 16 – Subsequent Events

On July 12, 2017, the Company completed the GGP Transactions for gross consideration of $247.6 million.  Pursuant to the GGP Transactions, the Company (i) sold to GGP the Company’s 50% interest in eight of the 12 assets in the GGP JV for $190.1 million; and (ii) sold to GGP a 50% joint venture interest in five additional assets for $57.5 million.  The new joint venture will own and operate these assets on substantially the same terms as the existing joint venture

As a result of the GGP Transactions, the Company reduced amounts outstanding under its mortgage loan by $50.6 million and received approximately $171.6 million of additional cash proceeds before closing costs, which it intends to use to fund its redevelopment pipeline and for general corporate purposes.

The table below presents the properties included in each transaction, as well as the 4 properties remaining in the Company’s original JV with GGP:

Eight Existing JV Assets Sold to GGP		Four Remaining Assets in Original JV with GGP		Five Assets Contributed to New JV with GGP
Retail Center	Location	Retail Center	Location	Retail Center	Location
Coronado Center	Albuquerque, NM	Alderwood	Lynwood, WA	Altamonte Mall	Altamonte Springs, FL
The Mall in Columbia	Columbia, MD	Natick Collection	Natick, MA	Cumberland Mall	Atlanta, GA
Oakbrook Center	Oakbrook, IL	Sooner Mall	Norman, OK	Coastland Center	Naples, FL
Paramus Park	Paramus, NJ	Stonebriar Center	Frisco, TX	Northridge Fashion Center	Northridge, CA
Pembroke Lakes	Pembroke Pines, FL			Willowbrook Mall	Wayne, NJ
Ridgedale Center	Minnetonka, MN
Staten Island Mall	Staten Island, NY
Valley Plaza	Bakersfield, CA

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of June 30, 2017, our portfolio included over 42.0 million square feet of gross leasable area (“GLA”), consisting of 235 Wholly Owned Properties totaling approximately 36.6 million square feet of GLA across 49 states and Puerto Rico, and interests in 31 JV Properties totaling over 5.5 million square feet of GLA across 17 states.

As of June 30, 2017, 180 of the Company’s wholly-owned properties were leased to Sears Holdings pursuant to the Master Lease and operated under either the Sears or Kmart brand.  At 88 properties, third-party tenants under direct leases occupy a portion of leasable space alongside Sears and Kmart, and 37 properties are leased only to third parties. A substantial majority of the space at the JV Properties is also leased to Sears Holdings under the JV Master Leases.

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

As of June 30, 2017, we had exercised recapture rights at 40 properties, including 16 properties at which we exercised partial recapture rights, 16 properties at which we exercised 100% recapture rights (five of which were converted from partial recapture properties), and eight properties at which we exercised our rights to recapture only automotive care centers or outparcels.

With respect to the JV Properties, each JV Master Lease provides for similar recapture rights as the Master Lease governing the Company’s Wholly Owned Properties.  As of June 30, 2017, the GGP JV has initiated redevelopment projects at four of its 12 properties and had announced plans to recapture space at five additional locations according to a specific schedule.

GGP Transactions

On July 12, 2017, the Company completed the GGP Transactions for gross consideration of $247.6 million.  Pursuant to the GGP Transactions, the Company (i) sold to GGP the Company’s 50% interest in eight of the 12 assets in the GGP JV for $190.1 million; and (ii) sold to GGP a 50% joint venture interest in five additional assets for $57.5 million.  The new joint venture will own and operate these assets on substantially the same terms as the existing joint venture

As a result of the GGP Transactions, the Company reduced amounts outstanding under its mortgage loan by $50.6 million and received approximately $171.6 million of additional cash proceeds before closing costs, which it intends to use to fund its redevelopment pipeline and for general corporate purposes.

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

Rental Income

For the three months ended June 30, 2017:

−

The Company recognized total rental income of $42.2 million as compared to $45.9 million for the three months ended June 30, 2016.  The $3.7 million decrease was driven primarily by (i) reduced rental income under the Master Lease of $3.9 million and (ii) reduced straight-line rent of $1.9 million, offset by (iii) increased third-party rental income of $1.2 million and (iv) termination fee income of $0.6 million, in each case for the three months ended June 30, 2017 as compared to the prior year period.

−

Rental income attributable to Sears Holdings was $29.2 million (excluding termination fee income of $0.6 million and straight-line rental income of $0.8 million), or 74.5% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holdings was $33.1 million, or approximately 79.0% of total rental income earned in the period.

−

Rental income attributable to third-party tenants was $10.0 million (excluding straight-line rental income of $1.1 million), or 25.5% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to third-party tenants was $8.8 million, or approximately 21.0% of total rental income earned in the period.

−

Straight-line rent was $1.9 million as compared to $3.8 million for the prior year period. The reduction in straight-line rent was primarily due to reduced rental income under the Master Lease and the amortization of accrued rental revenues related to the straight-line method of reporting that are deemed uncollectable as result of recapture and termination activity under the Master Lease.

For the six months ended June 30, 2017:

−

The Company recognized total rental income of $91.4 million as compared to $91.2 million for the six months ended June 30, 2016.  The $0.2 million increase was driven primarily by (i) termination fee income of $6.8 million and (ii) increased third-party rental income of $3.7 million, offset by (iii) reduced rental income under the Master Lease of $5.6 million and (iv) reduced straight-line rent of $4.7 million, in each case for the six months ended June 30, 2017 as compared to the prior year period.

−

Rental income attributable to Sears Holdings was $60.9 million (excluding termination fee income of $6.8 million and straight-line rental income of $1.8 million), or 75.6% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holdings was $66.5 million, or approximately 81.0% of total rental income earned in the period.

−

Rental income attributable to third-party tenants was $19.7 million (excluding straight-line rental income of $1.7 million), or 24.4% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to third-party tenants was $16.0 million, or approximately 19.0% of total rental income earned in the period.

−

Straight-line rent was $3.5 million as compared to $8.2 million for the prior year period. The reduction in straight-line rent was primarily due to reduced rental income under the Master Lease and the amortization of accrued rental revenues related to the straight-line method of reporting that are deemed uncollectable as result of recapture and termination activity under the Master Lease.

On an annual basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to third-party tenants would have represented approximately 43.9% of total annual base rental income as of June 30, 2017.

The increase in rental income attributable to third-party tenants, and the reduction in rental income attributable directly to Sears Holdings, are driven by the Company’s leasing and redevelopment activity, including signing leases with new, third-party tenants and recapturing space from Sears Holdings.

Tenant Reimbursements and Property Operating Expenses

Pursuant to the provisions of the Master Lease and many third-party leases, the Company is entitled to be reimbursed for certain property related expenses.  For the three months ended June 30, 2017 and June 30, 2016, the Company recorded tenant reimbursement income of $15.7 million and $15.9 million, respectively, compared to property operating expenses and real estate tax expense aggregating of $16.9 million and $17.2 million, respectively.  For the six months ended June 30, 2017 and June 30, 2016, the Company recorded tenant reimbursement income of $31.9 million and $33.7 million, respectively, compared to property operating expenses and real estate tax expense aggregating of $34.0 million and $35.8 million, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets.

For the three months ended June 30, 2017, the Company incurred depreciation and amortization expenses of $50.6 million as compared to depreciation and amortization expenses of $37.3 million in the prior year period.  The increase of $13.3 million was due primarily to approximately $16.2 million of accelerated amortization attributable to certain lease intangible assets during the three months ended June 30, 2017, offset by lower amortization resulting from an increase in fully-amortized lease intangibles.

For the six months ended June 30, 2017, the Company incurred depreciation and amortization expenses of $109.2 million as compared to depreciation and amortization expenses of $76.8 million in the prior year period.  The increase of $30.4 million was due primarily to approximately $37.3 million of accelerated amortization attributable to certain lease intangible assets during the six months ended June 30, 2017, offset by lower amortization resulting from an increase in fully-amortized lease intangibles.

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

For the three months ended June 30, 2017, the Company incurred general and administrative expenses of $5.1 million compared to general and administrative expenses of $4.4 million for the prior year period.  The $0.7 million increase was driven primarily by increased personnel costs.

For the six months ended June 30, 2017, the Company incurred general and administrative expenses of $11.4 million compared to general and administrative expenses of $8.9 million for the prior year period.  The $2.3 million increase was driven primarily by an increase in fees to firms providing professional services and increased personnel costs.

Acquisition-Related Expenses

The Company did not incur any acquisition-related expenses for the three or six months ended June 30, 2017.  For the three and six months ended June 30, 2016, the Company recorded less than $0.1 million of acquisition-related expenses, primarily remaining legal fees.

Interest Expense

For the three months ended June 30, 2017, the Company incurred $18.4 million of interest expense (net of amounts capitalized) as compared to interest expense of $15.6 million for the prior year period.  For the six months ended June 30, 2017, the Company incurred $35.0 million of interest expense (net of amounts capitalized) as compared to interest expense of $31.4 million for the prior year period.  The increase in interest expense in both periods was driven by higher average borrowings under the Future Funding Facility and Unsecured Term Loan, as well as higher average LIBOR rates.

Unrealized Loss on Interest Rate Cap

For the three months ended June 30, 2017, the Company recorded a loss of $0.1 million compared to a loss of $0.5 million for the three months ended June 30, 2016.  For the six months ended June 30, 2017, the Company recorded a loss of $0.6 million compared to a loss of $1.9 million for the six months ended June 30, 2016.

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent.  Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, and distributions to shareholders and unitholders.  We believe that we currently have sufficient liquidity to fund such uses in the form of, as of June 30, 2017, (i) $9.9 million of unrestricted cash, (ii) $172.6 million of restricted cash, (iii) $65.0 million of capacity under our $200.0 million Unsecured Term Loan (which amount can increase to $115.0 million on September 1, 2017) and (iv) anticipated cash provided by operations; and subsequent to June 30, 2017, $171.6 million of unrestricted cash proceeds, before closing costs, received as a result of the GGP Transactions. We may also raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as through asset sales or joint ventures.

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

Summary of Cash Flows

Net cash provided by operating activities was $29.2 million for the six months ended June 30, 2017 and $70.3 million for the six months ended June 30, 2016.  Significant changes in the components of net cash provided by operating activities include:

−	In 2017, a decrease in operating cash inflows due the payment of a previously recorded litigation expense;
−

In 2017, a decrease in operating cash inflows due to net reductions in rental income under the Master Lease and increased interest expense, offset by termination fee income and additional third-party rental income;

−	In 2016, an increase in operating cash inflows due to changes in operating assets and liabilities.

Net cash used in investing activities was $121.1 million for the six months ended June 30, 2017 and $33.2 million for the six months ended June 30, 2016. Significant components of net cash used in investing activities include:

−	In 2017, development of real estate and property improvements, ($106.1) million;
−	In 2017, investments in unconsolidated joint ventures, ($15.0) million; and
−	In 2016, development of real estate and property improvements, ($33.2) million.

Net cash provided by financing activities was $134.7 million for the six months ended June 30, 2017 compared to net cash used in financing activities of $41.8 million for the six months ended June 30, 2016. Significant components of net cash used in financings activities include:

−	In 2017, cash distributions to common stockholders and holders of Operating Partnership units, ($27.8) million;
−	In 2017, proceeds from the Future Funding Facility, $80.0 million;
−	In 2017, proceeds from the Unsecured Term Loan, $85.0 million; and
−	In 2016, cash distributions to common stockholders and holders of Operating Partnership units, ($41.7) million.

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2017 and 2016, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2017
July 25	September 29	October 12	$0.25
April 25	June 30	July 13	0.25
February 28	March 31	April 13	0.25
2016
November 1	December 31	January 12	$0.25
August 2	September 30	October 13	0.25
May 3	June 30	July 14	0.25
March 8	March 31	April 14	0.25

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

In May and June of 2015, four purported Sears Holdings shareholders filed lawsuits in the Delaware Court of Chancery challenging the Transaction, which lawsuits were subsequently consolidated into a single action captioned In re Sears Holdings Corporation Stockholder and Derivative Litigation, Consol. C.A. No. 11081-VCL (the “Action”).  On October 15, 2015, plaintiffs filed a verified consolidated stockholder derivative complaint in the Action against the individual members of Sears Holdings’ Board of Directors, ESL Investments, Inc. (together with its affiliates, “ESL”), Sears Holdings’ CEO, Fairholme Capital Management L.L.C. (“FCM”), and Seritage.  On July 12, 2016, the plaintiffs filed a verified consolidated amended stockholder derivative complaint (the “Amended Complaint”) against the same defendants and asserting substantially the same claims as set forth in the complaint filed in October 2015.  The plaintiffs brought the Action derivatively on behalf of Sears Holdings, which was named as a nominal defendant, and alleged that the Sears Holdings directors, as well as ESL and Edwards S. Lampert (in their capacity as the alleged controlling stockholder of Sears Holdings), breached their fiduciary duties to Sears Holdings shareholders by selling the Wholly Owned Properties to Seritage at a price that was unfairly low and was the result of a process that allegedly was flawed.  The Amended Complaint also alleged that Seritage and FCM aided and abetted these alleged fiduciary breaches.  Among other forms of relief, the Amended Complaint sought damages in unspecified amounts.  In October 2016, following mediation, the parties reached an agreement-in-principle to settle the Action, which ultimately was reflected in a definitive Stipulation and Agreement of Settlement, Compromise and Release executed on February 8, 2017.  On May 9, 2017, the Delaware Court of Chancery, after customary notice to Sears Holding stockholders and an in-person settlement hearing, entered a final order and judgment approving the settlement.

Pursuant to the settlement, (a) the defendants and the D&O insurers for the individual members of the Sears Holdings’ Board of Directors paid $40.0 million, of which Seritage paid $19.0 million and (b) all defendants received customary releases.  The defendants continue to deny the claims asserted and entered into the settlement solely to avoid the burden, expense, distraction, and inherent risk in and of litigation.

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of June 30, 2017 and December 31, 2016, we did not have any off-balance sheet financing arrangements.

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts.  The table below provides a brief description of each of the 50 new redevelopment projects originated on the Seritage platform as of June 30, 2017.  These projects represent an estimated total investment of $624.8 million, of which $518.7 million remained to be spent.

Total Project Costs under $10 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and small shop retail	29,100	Substantially complete
Merrillville, IN	Termination property; redevelop existing store for At Home and small shop retail	132,000	Substantially complete
Elkhart, IN	Termination property; existing store has been released to Big R Stores	86,500	Substantially complete
San Antonio, TX	Recapture and repurpose auto center space for Orvis, Jared's Jeweler, Shake Shack and small shop retail	18,900	Substantially complete
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	8,200	Delivered to tenant
Albany, NY	Recapture and repurpose auto center space for BJ's Brewhouse and additional small shop retail	28,000	Underway	Q4 2017
Hagerstown, MD	Recapture and repurpose auto center space for BJ's Brewhouse, Verizon and additional restaurants	15,400	Underway	Q4 2017
Roseville, MI	Partial recapture; redevelop existing store for At Home	100,400	Underway	Q4 2017
Troy, MI	Partial recapture; redevelop existing store for At Home	100,000	Underway	Q4 2017
Warwick, RI	Recapture and repurpose auto center space for BJ's Brewhouse and additional retail	27,900	Underway	Q4 2017
Henderson, NV	Termination property; redevelop existing store for At Home, Seafood City and additional retail	144,400	Underway	Q4 2017
Rehoboth Beach, DE	Partial recapture; redevelop existing store for Christmas Tree Shops and That! and PetSmart	56,700	Underway	Q1 2018
Ft. Wayne, IN	Site densification; new outparcels for BJ's Brewhouse (substantially complete) and Chick-Fil-A (project expansion)	12,000	Underway	Q1 2018
Kearney, NE	Termination property; redevelop existing store for Marshall's, PetSmart and additional junior anchors	92,500	Q3 2017	Q2 2018
Guaynabo, PR	Partial recapture; redevelop existing store for Planet Fitness and Capri	56,100	Q3 2017	Q2 2018
Jefferson City, MO	Termination property; redevelop existing store for Orscheln Farm and Home	96,000	Q3 2017	Q2 2018
Olean, NY	Partial recapture; redevelop existing store for Marshall's and additional retail	45,000	Q3 2017	Q2 2018
Cullman, AL	Termination property; redevelop existing store for Bargain Hunt and additional junior anchors	99,000	Q3 2017	Q3 2018
Roseville, CA	Recapture and repurpose auto center space for AAA	10,400	Q4 2017	Q2 2018
Dayton, OH	Recapture and repurpose auto center space for Outback Steakhouse and additional restaurants	14,100	Q4 2017	Q4 2018
Florissant, MO	Site densification; new outparcel for Chick-Fil-A	5,000	Q1 2018	Q3 2018
New Iberia, LA	Termination property; redevelop existing store for Rouses Supermarkets, additional junior anchors and small shop retail	93,100	Q1 2018	Q1 2019

Total Project Costs $10 - $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Braintree, MA	100% recapture; redevelop existing store for Nordstrom Rack, Saks OFF 5th and additional retail	90,000	Substantially complete
Honolulu, HI	100% recapture; redevelop existing store for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	Substantially complete
Madison, WI	Partial recapture; redevelop existing store for Dave & Busters, Total Wine & More, additional retail and restaurants	75,300	Underway	Q4 2017
West Jordan, UT	Partial recapture; redevelop existing store and attached auto center for Burlington Stores and additional retail	81,400	Underway	Q4 2017
Anderson, SC	100% recapture (project expansion); redevelop existing store for Burlington Stores, Sportsman's Warehouse, additional retail and restaurants	111,300	Underway	Q4 2017
Fairfax, VA	Partial recapture; redevelop existing store and attached auto center for Dave & Busters, additional junior anchors and restaurants	110,300	Underway	Q1 2018

Total Project Costs $10 - $20 Million (cont’d)
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Charleston, SC	100% recapture (project expansion); redevelop existing store and detached auto center for Burlington Stores and additional retail	133,500	Underway	Q1 2018
North Hollywood, CA	Partial recapture; redevelop existing store for Burlington Stores and additional junior anchors	79,800	Underway	Q1 2018
Orlando, FL	100% recapture; demolish and construct new buildings for Floor & Décor, Orchard Supply Hardware, Longhorn Steakhouse, small shop retail and restaurants	139,200	Underway	Q2 2018
Springfield, IL	Termination property; redevelop existing store for Burlington Stores, Binny's Beverage Depot, Orange Theory Fitness, Outback Steakhouse, additional junior anchors and small shop retail	133,400	Underway	Q2 2018
Santa Cruz, CA	Partial recapture; redevelop existing store for TJ Maxx, HomeGoods and Petco	62,200	Q3 2017	Q1 2018
Saugus, MA	Partial recapture; redevelop existing store and detached auto center for Round One and restaurants	99,000	Q3 2017	Q1 2018
Thornton, CO	Termination property; redevelop existing store for Vasa Fitness and additional junior anchors	191,600	Q3 2017	Q1 2018
North Miami, FL	100% recapture; redevelop existing store for Michael's, PetSmart and Ross Dress for Less	124,300	Q3 2017	Q2 2018
Hialeah, FL	100% recapture; redevelop existing store for Bed, Bath & Beyond and additional junior anchors to join current tenant, Aldi	88,400	Q3 2017	Q2 2018
Cockeysville, MD	Partial recapture; redevelop existing store for HomeGoods, Michael's Stores, additional junior anchors and restaurants	83,500	Q4 2017	Q2 2018
Salem, NH	Site densification; new theatre for Cinemark Recapture and repurpose auto center for restaurant space.	71,200	Q4 2017	Q3 2018
Temecula, CA	Partial recapture; redevelop existing store and detached auto center for Round One, small shop retail and restaurants	65,100	Q1 2018	Q4 2018
Canton, OH	Partial recapture; redevelop existing store for Dave & Busters and restaurants	83,900	Q1 2018	Q2 2019
North Riverside, IL	Partial recapture; redevelop existing store and detached auto center for Round One, additional junior anchors, small shop retail and restaurants	103,900	Q1 2018	Q3 2019

Total Project Costs over $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Memphis, TN	100% recapture; demolish and construct new buildings for LA Fitness, Nordstrom Rack, Ulta Beauty, Hopdoddy Burger Bar, additional junior anchors, restaurants and small shop retail	135,200	Underway	Q3 2017
Wayne, NJ	Partial recapture; redevelop existing store for Dave & Busters, additional junior anchors and restaurants Recapture and repurpose detached auto center for Cinemark (project expansion)	108,800	Underway	Q4 2017
West Hartford, CT	100% recapture; redevelop existing store and detached auto center for BuyBuy Baby, Cost Plus World Market, REI, Saks OFF Fifth, other junior anchors, Shake Shack and additional small shop retail	147,600	Underway	Q1 2018
St. Petersburg, FL	100% recapture; demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart, Five Below, Chili's Grill & Bar, Pollo Tropical, Longhorn Steakhouse and additional small shop retail and restaurants	142,400	Underway	Q2 2018
Carson, CA	100% recapture (project expansion); redevelop existing store for Burlington Stores, Ross Dress for Less and additional retail	163,800	Q3 2017	Q1 2019
Santa Monica, CA	100% recapture; redevelop existing building into premier, mixed-use asset featuring unique, small-shop retail and creative office space	96,500	Q4 2017	Q4 2019
Watchung, NJ	100% recapture; demolish full-line store and construct new buildings for HomeSense, Sierra Trading Post, Ulta Beauty and additional small shop retail and restaurants Demolish detached auto center and construct a freestanding Cinemark theater	126,700	Q1 2018	Q2 2019
East Northport, NY	Termination property (notice period); redevelop existing store and attached auto center for AMC Theatres, 24 Hour Fitness, additional junior anchors and small shop retail	179,700	Q2 2018	Q4 2019

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

The Company also uses Total NOI, which includes its proportional share of unconsolidated properties.  We believe this form of presentation offers insights into the financial performance and condition of the Company as a whole given our ownership of unconsolidated properties that are accounted for under GAAP using the equity method.  We also consider Total NOI to be a helpful supplemental measure of our operating performance because it excludes from NOI variable items such as termination fee income, as well as non-cash items such as straight-line rent and amortization of lease intangibles.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three months ended June 30, 2017 and June 30, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
NOI	2017	2016	2017	2016
Net loss	$(34,867)	$(12,565)	$(67,711)	$(27,279)
Termination fee income	(628)	—	(6,764)	—
Depreciation and amortization	50,571	37,324	109,234	76,833
General and administrative	5,093	4,413	11,367	8,852
Acquisition-related expenses	—	—	—	73
Equity in loss (income) of unconsolidated joint ventures	1,542	(912)	540	(2,998)
Interest and other income	(42)	(59)	(120)	(119)
Interest expense	18,431	15,636	35,023	31,366
Unrealized loss on interest rate cap	124	480	595	1,851
Provision for income taxes	147	185	266	340
NOI	$40,371	$44,502	$82,430	$88,919

Total NOI
NOI	40,371	44,502	82,430	88,919
NOI of unconsolidated joint ventures	6,987	6,559	13,498	13,626
Straight-line rent adjustment (1)	(2,177)	(3,755)	(3,626)	(8,426)
Above/below market rental income/expense (1)	(459)	(124)	(690)	(424)
Total NOI	$44,722	$47,182	$91,612	$93,695

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles EBITDA and Adjusted EBITDA to GAAP net loss for the three months ended June 30, 2017 and June 30, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDA	2017	2016	2017	2016
Net loss	$(34,867)	$(12,565)	$(67,711)	$(27,279)
Depreciation and amortization	50,571	37,324	109,234	76,833
Depreciation and amortization (unconsolidated joint ventures)	8,363	5,592	13,828	10,462
Interest expense	18,431	15,636	35,023	31,366
Provision for income and other taxes	147	185	266	340
EBITDA	$42,645	$46,172	$90,640	$91,722

Adjusted EBITDA
EBITDA	$42,645	$46,172	$90,640	$91,722
Termination fee income	(628)	—	(6,764)	—
Unrealized loss on interest rate cap	124	480	595	1,851
Acquisition-related expenses	—	—	—	73
Up-front hiring and personnel costs	—	68	—	328
Adjusted EBITDA	$42,141	$46,720	$84,471	$93,974

The following table reconciles FFO and Company FFO to GAAP net loss for the three months ended June 30, 2017 and June 30, 2016 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Funds from Operations	2017	2016	2017	2016
Net loss	$(34,867)	$(12,565)	$(67,711)	$(27,279)
Real estate depreciation and amortization (consolidated properties)	50,271	37,153	108,675	76,538
Real estate depreciation and amortization (unconsolidated joint ventures)	8,363	5,592	13,828	10,462
FFO attributable to common shareholders and unitholders	$23,767	$30,180	$54,792	$59,721

FFO per diluted common share and unit	$0.43	$0.54	$0.99	$1.07

Company Funds from Operations
Funds from Operations attributable to Seritage Growth Properties	$23,767	$30,180	$54,792	$59,721
Termination fee income	(628)	—	(6,764)	—
Unrealized loss on interest rate cap	124	480	595	1,851
Amortization of deferred financing costs	2,479	1,340	4,061	2,680
Acquisition-related expenses	—	—	—	73
Up-front hiring and personnel costs	—	68	—	328
Company FFO attributable to common shareholders and unitholders	$25,742	$32,068	$52,684	$64,653

Company FFO per diluted common share and unit	$0.46	$0.58	$0.95	$1.16

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	33,766	31,391	33,638	31,391
Weighted average OP units outstanding	21,833	24,176	21,959	24,176
Weighted average common shares and units outstanding	55,599	55,567	55,597	55,567

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2016 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of June 30, 2017, we had $1.35 billion of consolidated debt, including $1.26 billion outstanding under our variable-rate Mortgage Loans and Future Funding Facility.  The interest rate on the loans is the 30-day LIBOR rate plus, as of June 30, 2017, a weighted average spread of 465 basis points.  We have purchased a LIBOR interest rate cap that has a LIBOR strike rate of 3.5% and a term of four years.  We are subject to market risk with respect to changes in the LIBOR rate.  An immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $12.6 million.

Fair Value of Debt

As of June 30, 2017, the estimated fair value of our consolidated debt was $1.3 billion.  The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

Item 1A.	Risk Factors

Information regarding risk factors appears in our 2016 Annual Report on Form 10-K in Part I, Item 1A. Risk Factors. Except as discussed below, there have been no material changes from the risk factors previously disclosed in our 2016 Annual Report on Form 10-K.

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

SERITAGE GROWTH PROPERTIES

Dated: August 4, 2017	/s/ Benjamin Schall
	By:	Benjamin Schall
President and Chief Executive Officer

Dated: August 4, 2017	/s/ Brian Dickman
	By:	Brian Dickman
Executive Vice President and Chief Financial Officer