Form 10-Q
period 2017-09-30
Seritage Growth Properties
filed 2017-11-03
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of October 27, 2017, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	28,672,642
Class B common shares of beneficial interest, par value $0.01 per share	1,434,922
Class C common shares of beneficial interest, par value $0.01 per share	5,280,630

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2017

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Investment in real estate
Land	$799,971	$840,021
Buildings and improvements	859,782	839,663
Accumulated depreciation	(126,712)	(89,940)
	1,533,041	1,589,744
Construction in progress	175,516	55,208
Net investment in real estate	1,708,557	1,644,952
Investment in unconsolidated joint ventures	338,326	425,020
Cash and cash equivalents	104,153	52,026
Restricted cash	202,513	87,616
Tenant and other receivables, net	28,166	23,172
Lease intangible assets, net	327,229	464,399
Prepaid expenses, deferred expenses and other assets, net	20,284	15,052
Total assets	$2,729,228	$2,712,237

LIABILITIES AND EQUITY
Liabilities
Mortgage loans payable, net	$1,200,615	$1,166,871
Unsecured term loan, net	84,009	—
Accounts payable, accrued expenses and other liabilities	111,482	121,055
Total liabilities	1,396,106	1,287,926

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A shares $0.01 par value; 100,000,000 shares authorized; 28,001,411 and 25,843,251 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	280	258
Class B shares $0.01 par value; 5,000,000 shares authorized; 1,434,922 and 1,589,020 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	14	16
Class C shares $0.01 par value; 50,000,000 shares authorized; 5,951,861 and 5,754,685 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	59	58
Additional paid-in capital	996,047	925,563
Accumulated deficit	(177,394)	(121,338)
Total shareholders' equity	819,006	804,557
Non-controlling interests	514,116	619,754
Total equity	1,333,122	1,424,311
Total liabilities and equity	$2,729,228	$2,712,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
REVENUE
Rental income	$48,167	$45,584	$139,526	$136,737
Tenant reimbursements	15,881	12,023	47,813	45,741
Total revenue	64,048	57,607	187,339	182,478
EXPENSES
Property operating	4,311	4,505	13,985	17,176
Real estate taxes	11,335	7,965	35,707	31,101
Depreciation and amortization	61,059	44,532	170,293	121,365
General and administrative	5,272	4,252	16,639	13,104
Litigation charge	—	19,000	—	19,000
Provision for doubtful accounts	68	124	119	269
Acquisition-related expenses	—	—	—	73
Total expenses	82,045	80,378	236,743	202,088
Operating loss	(17,997)	(22,771)	(49,404)	(19,610)
Equity in (loss) income of unconsolidated joint ventures	(3,686)	1,497	(4,226)	4,495
Gain on sale of interest in unconsolidated joint venture	43,729	—	43,729	—
Gain on sale of real estate	13,018	—	13,018	—
Interest and other income	352	77	472	196
Interest expense	(18,049)	(15,931)	(53,072)	(47,297)
Unrealized loss on interest rate cap	(91)	(47)	(686)	(1,898)
Income (loss) before income taxes	17,276	(37,175)	(50,169)	(64,114)
Provision for income taxes	—	(72)	(266)	(412)
Net income (loss)	17,276	(37,247)	(50,435)	(64,526)
Net (income) loss attributable to non-controlling interests	(6,762)	16,145	19,892	27,972
Net income (loss) attributable to common shareholders	$10,514	$(21,102)	$(30,543)	$(36,554)

Net income (loss) per share attributable to Class A and Class C common shareholders - Basic	$0.31	$(0.67)	$(0.91)	$(1.16)
Net income (loss) per share attributable to Class A and Class C common shareholders - Diluted	$0.31	$(0.67)	$(0.91)	$(1.16)
Weighted average Class A and Class C common shares outstanding - Basic	33,774	31,419	33,685	31,414
Weighted average Class A and Class C common shares outstanding - Diluted	33,841	31,419	33,685	31,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

							Additional		Non-
	Class A		Class B		Class C		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2016	24,818	$248	1,589	$16	6,773	$68	$924,508	$(38,145)	$683,382	$1,570,077

Net loss	—	—	—	—	—	—	—	(36,554)	(27,972)	(64,526)
Dividends and distributions declared ($0.75 per share and unit)	—	—	—	—	—	—	—	(23,726)	(18,133)	(41,859)
Vesting of restricted share units	7	0	—	—	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	—	—	—	—	801	—	—	801
Share class exchanges, net (997,450 common shares)	997	10	—	—	(997)	(10)	—	—	—	—

Balance at September 30, 2016	25,822	$258	1,589	$16	5,776	$58	$925,296	$(98,425)	$637,277	$1,464,480

Balance at January 1, 2017	25,843	258	1,589	16	5,755	58	925,563	(121,338)	619,754	1,424,311

Net loss	—	—	—	—	—	—	—	(30,543)	(19,892)	$(50,435)
Dividends and distributions declared ($0.75 per share and unit)	—	—	—	—	—	—	—	(25,513)	(16,394)	(41,907)
Vesting of restricted share units	11	0	—	—	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	—	—	—	—	1,166	—	—	1,166
Share class exchanges, net (197,176 common shares)	(197)	(1)	—	—	197	1	—	—	—	—
Share class surrenders (154,098 common shares)	—	—	(154)	(2)	—	—	2	—	—	—
OP Unit exchanges (2,344,589 units)	2,344	23	—	—	—	—	69,329	—	(69,352)	—

Balance at September 30, 2017	28,001	$280	1,435	$14	5,952	$59	$996,047	$(177,394)	$514,116	$1,333,122

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(50,435)	$(64,526)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss (income) of unconsolidated joint ventures	4,226	(4,495)
Distributions from unconsolidated joint ventures	10,714	11,872
Gain on sale of interest in unconsolidated joint venture	(43,729)	—
Gain on sale of real estate	(13,018)	—
Unrealized loss on interest rate cap	686	1,898
Stock-based compensation	1,167	801
Depreciation and amortization	170,293	121,365
Amortization of deferred financing costs	6,390	4,021
Amortization of above and below market leases, net	(581)	(520)
Straight-line rent adjustment	(2,364)	(11,242)
Change in operating assets and liabilities
Tenants and other receivables	(3,444)	8,425
Prepaid expenses, deferred expenses and other assets	(7,300)	8,496
Accounts payable, accrued expenses and other liabilities	(15,657)	24,043
Net cash provided by operating activities	56,948	100,138
CASH FLOW FROM INVESTING ACTIVITIES
Investments in unconsolidated joint ventures	(36,038)	—
Net proceeds from sale of real estate	50,887	—
Net proceeds from disposition of interest in unconsolidated joint venture	189,391	—
Development of real estate	(164,070)	(47,236)
Net cash provided by (used in) investing activities	40,170	(47,236)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Future Funding Facility	79,998	19,239
Proceeds from Unsecured Term Loan	85,000	—
Repayment of mortgage loans payable, net	(50,634)	—
Payment of deferred financing costs	(2,686)	(6)
Common dividends paid	(25,379)	(31,482)
Non-controlling interests distributions paid	(16,393)	(24,176)
Net cash provided by (used in) financing activities	69,906	(36,425)
Net increase in cash, cash equivalents, and restricted cash	167,024	16,477
Cash, cash equivalents, and restricted cash, beginning of period	139,642	155,342
Cash, cash equivalents, and restricted cash, end of period	$306,666	$171,819

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$54,026	$45,495
Capitalized interest	7,785	2,198
Income taxes paid	266	412
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$17,223	$3,442
Dividends and distribution declared and unpaid	13,969	13,954
Decrease in assets and liabilities resulting from deconsolidated properties
Real estate, net	(64,998)	—
Tenant and other receivables, net	(814)	—
Lease intangible assets, net	(13,480)	—
Prepaid expenses, deferred expenses and other assets, net	(8)	—
Accounts payable, accrued expenses and other liabilities	3,612	—

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

On July 12, 2017, the Company completed two transactions whereby it (i) sold its 50% JV Interests in eight JV Properties and (ii) sold a 50% interest in five Wholly-Owned Properties retaining a 50% JV Interest in the five new JV Properties.

Seritage is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through the Company’s investment in the Operating Partnership.  As of September 30, 2017, the Company’s portfolio consisted of interests in 258 properties, including 230 Wholly Owned Properties and 28 JV Properties.   171 of the Wholly Owned Properties were leased to Sears Holdings pursuant to a master lease agreement (the “Master Lease”) and operated under either the Sears or Kmart brand.  At 85 Wholly Owned Properties, third-party tenants under direct leases occupied a portion of leasable space alongside Sears or Kmart, and 41 Wholly Owned Properties were leased only to third parties. A substantial majority of the space at the JV Properties is also leased (or subleased) by the JVs to Sears Holdings under master lease agreements (collectively, the “JV Master Leases”).  The Master Lease and the JV Master Leases provide the Company and the JVs with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2016.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Operating results of three and nine months ended September 30, 2017 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2017.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No such impairment losses were recognized for the three or nine months ended September 30, 2017 or September 30, 2016.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the three or nine months ended September 30, 2017 or September 30, 2016.

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

Restricted Cash

Restricted cash represents cash deposited in escrow accounts which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements, as well as legally restricted tenant security deposits.  As of September 30, 2017, the Company had approximately $202.5 million of restricted cash, including $174.4 million reserved for redevelopment costs, tenant allowances and leasing commissions, deferred maintenance, environmental remediation and other capital expenditures, $22.1 million reserved for basic property carrying costs such as real estate taxes, insurance and ground rent, and $6.0 million of other restricted cash which consisted primarily of prepaid rental income.

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

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes.  In connection with the issuance of the Company’s Mortgage Loans and Future Funding Facility, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1,261 million and a strike rate of 3.5%.  The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.  The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months ended September 30, 2017, the Company recorded a loss of $0.1 million compared to a loss of less than $0.1 million for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, the Company recorded a loss of $0.7 million compared to a loss of $1.9 million for the nine months ended September 30, 2016.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of September 30, 2017, a majority of the Company's real estate properties were leased to Sears Holdings, and the majority of Company’s rental revenues were derived from the Master Lease (see Note 5).  Until the Company further diversifies the tenancy of its portfolio, an event that has a material adverse effect on Sears Holdings’ business, financial condition or results of operations could have a material adverse effect on the Company’s business, financial condition or results of operations.  Sears Holdings is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.  Refer to www.sec.gov for Sears Holdings publicly-available financial information.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of September 30, 2017, the Company's portfolio of 230 Wholly Owned Properties and 28 JV Properties was diversified by location across 49 states and Puerto Rico.

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

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash." ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents.  Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows.  ASU 2016-18 is effective, on a retroactive basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.  The Company early adopted this guidance on March 31, 2017, which changes our statements of cash flows and related disclosure for all periods presented and accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash and cash equivalents	$104,153	$90,029
Restricted cash	202,513	81,790
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$306,666	$171,819

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides classification guidance for eight specific topics including debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-18 is effective, on a prospective basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.  The Company expects to retrospectively adopt ASU 2016-15 on the effective date of January 1, 2018, applying the cumulative earnings approach to classify distributions received from our equity method investees, which will impact our consolidated statements of cash flows upon adoption where distributions from unconsolidated joint ventures in excess of cumulative equity in earnings will be classified as an inflow from investing activities.

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

In May 2014, with subsequent updates issued in August 2015 and March, April, May and December 2016, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers,” which outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance.  ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.”  While ASU 2014-09 specifically references contracts with customers, it does not apply to contracts within the scope of ASC 840 and ASC 842 (leases) and it may apply to certain other transactions such as the sale of real estate or equipment.  In July 2015, the FASB voted to defer the effective date of ASU 2014-09 by one year.  Accordingly, ASU 2014-09 is effective for annual periods beginning after December 15, 2017, with early adoption permitted for annual periods beginning after December 15, 2016.  The standard can be applied either retrospectively to each prior reporting period presented or as a cumulative-effect adjustment recognized as of the date of initial application. Expanded quantitative and qualitative disclosures regarding revenue recognition will be required for contracts that are subject to this guidance.

We have considered the sources of revenue that will be affected by ASU 2014-09, and do not believe our revenue recognition will be impacted by the new standard, as leases (the source of the majority of the Company's revenues) are excluded from ASU 2014-09. However, once the new lease guidance goes into effect on January 1, 2019 which sets forth principles for the recognition, measurement, presentation and disclosure of leases, we believe that the new revenue standard will apply to executory costs and other components of revenue due under leases that are deemed to be non-lease components (such as common area maintenance), which could affect our recognition pattern for such revenue.

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $327.2 million and $15.0 million, respectively, as of September 30, 2017 and $464.4 million and $16.8 million, respectively, as of December 31, 2016.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

September 30, 2017

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$553,656	$(243,872)	$309,784
Below-market ground leases, net	11,766	(457)	11,309
Above-market leases, net	8,925	(2,789)	6,136
Total	$574,347	$(247,118)	$327,229

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,730	$(4,732)	$14,998
Total	$19,730	$(4,732)	$14,998

December 31, 2016

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$592,871	$(146,964)	$445,907
Below-market ground leases, net	11,766	(305)	11,461
Above-market leases, net	8,964	(1,933)	7,031
Total	$613,601	$(149,202)	$464,399

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$20,011	$(3,184)	$16,827
Total	$20,011	$(3,184)	$16,827

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.3  million and $0.3 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $0.9  million and $0.9 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.  Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2017	$(241)
2018	(961)
2019	(934)
2020	(800)
2021	(786)

Amortization of acquired below-market ground leases resulted in additional property expense of $50 thousand for the three months ended September 30, 2017 and September 30, 2016, respectively, and $150 thousand for the nine months ended September 30, 2017 and September 30, 2016, respectively.  Future amortization of below-market ground leases is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2017	$51
2018	203
2019	203
2020	203
2021	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $47.5  million and $27.4 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $124.3  million and $72.1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively.  Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2017	$15,521
2018	42,303
2019	40,543
2020	40,097
2021	39,313

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

The Company currently has investments in four unconsolidated entities: (i) GS Portfolio Holdings II LLC (the “GGP I JV”), a joint venture between Seritage and a subsidiary of GGP Inc. (together with its subsidiaries, “GGP”); (ii) GS Portfolio Holdings (2017) LLC (the “GGP II JV”), a joint venture between Seritage and a subsidiary of GGP; (iii) SPS Portfolio Holdings LLC (the “Simon JV”), a joint venture between Seritage and a subsidiary of Simon Property Group, Inc. (together with its subsidiaries, “Simon”); and (iv) MS Portfolio LLC (the “Macerich JV”), a joint venture between Seritage and a subsidiary of The Macerich Company (together with its subsidiaries, “Macerich”).  A substantial majority of the space at the JV Properties is leased to Sears Holdings under the JV Master Leases which include recapture rights and termination rights with similar terms as those described under the Master Lease.

The Company’s investments in unconsolidated joint ventures at September 30, 2017, consisted of (in thousands, except number of properties):

	Seritage %	# of	Total	Initial
Joint Venture	Ownership	Properties	GLA	Value (1)
GGP I JV	50%	4	598	$37,570
GGP II JV	50%	5	1,187	57,500
Macerich JV	50%	9	1,572	150,000
Simon JV	50%	10	1,714	114,012
Total		28	5,071	$359,082

(1)	Represents contribution value at formation of each JV.

On July 12, 2017, the Company completed two transactions with GGP for gross consideration of $247.6 million whereby the Company (i) sold to GGP the Company’s 50% JV Interests in eight of the 12 assets in the GGP I JV for $190.1 million and recorded a gain of $43.7 million which is included in gain on sale of interest in unconsolidated joint venture within the condensed consolidated statements of operations; and (ii) contributed five Wholly Owned Properties to the GGP II JV and sold a 50% interest in the new JV Properties to GGP for $57.5 million and recorded a gain of $13.0 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

Subsequent to September 30, 2017, the Company agreed to sell to Simon the Company’s 50% JV Interests in five of the ten assets in the Simon JV for $68.0 million, subject to certain closing conditions (see Note 16).

The Company continues to own 50% interests in nine assets in the Macerich JV.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the Company’s deferral of the unconsolidated joint venture’s profits from land sales to the Company; or other items.  There were no joint venture impairment charges for the three or nine months ended September 30, 2017 or September 30, 2016.

The following tables present combined condensed financial data for the Company’s unconsolidated joint ventures (in thousands):

	September 30, 2017	December 31, 2016
ASSETS
Investment in real estate
Land	$178,658	$214,109
Buildings and improvements	510,641	598,978
Accumulated depreciation	(62,959)	(56,324)
	626,340	756,763
Construction in progress	15,986	48,885
Net investment in real estate	642,326	805,648
Cash and cash equivalents	4,958	3,434
Tenant and other receivables, net	3,354	6,133
Other assets, net	47,564	38,646
Total assets	$698,202	$853,861

LIABILITIES AND MEMBERS INTERESTS
Liabilities
Mortgage loans payable, net	$121,665	$—
Accounts payable, accrued expenses and other liabilities	6,681	14,177
Total liabilities	128,346	14,177

Members Interest
Additional paid in capital	580,009	830,389
Retained earnings	(10,153)	9,295
Total members interest	569,856	839,684
Total liabilities and members interest	$698,202	$853,861

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$12,550	$16,266	$46,062	$50,113
Property operating expenses	(3,077)	(3,103)	(9,594)	(9,703)
Depreciation and amortization	(9,509)	(10,382)	(37,206)	(31,304)
Operating income	(36)	2,781	(738)	9,106
Other expenses	(7,337)	212	(7,714)	(117)
Net (loss) income	$(7,373)	$2,993	$(8,452)	$8,989
Equity in (loss) income of unconsolidated joint ventures	$(3,686)	$1,497	$(4,226)	$4,495

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

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal.  As of September 30, 2017 and September 30, 2016, the annualized base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $108.5 million and $134.2 million, respectively.  In each of the initial and first two renewal terms, annual base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year.  For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

Revenues from the Master Lease for the three and nine months ended September 30, 2017 and September 30, 2016 are as follows (in thousands and excluding straight-line rental income of ($1.7) million and $2.3 million for the three months ended September 30, 2017 and September 30, 2016, respectively, and $0.1 million and $8.4 million for the nine months ended September 30, 2017 and September 30, 2016, respectively):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Rental income	$27,889	$33,378	$88,748	$99,846
Termination fee income	10,596	—	17,361	—
Tenant reimbursements	10,639	10,627	38,370	41,895
Total revenue	$49,124	$44,005	$144,479	$141,741

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

As of September 30, 2017, the Company had exercised certain recapture rights at 45 properties:

Property	Recapture Type	Notice Date
North Little Rock, AK	Auto Center	September 2017
Ft. Wayne, IN	Out parcel	September 2017
St. Clair Shores, MI	100%	September 2017
Austin, TX	Partial	September 2017
Redmond, WA	Auto Center	September 2017
Temecula, CA	Partial	June 2017
Roseville, CA	Auto center	June 2017
North Riverside, IL	Partial	June 2017
Watchung, NJ	100%	June 2017
Canton, OH	Partial	June 2017
Dayton, OH	Auto center	June 2017
Carson, CA	100% (1)	April 2017 / December 2016
San Diego, CA	100% (2)	April 2017
Aventura, FL	100%	April 2017
Hialeah, FL	100% (2)	April 2017
Anderson, SC	100% (1)	April 2017 / July 2016
Charleston, SC	100% (1)	April 2017 / October 2016
Valley View, TX	100%	April 2017
North Miami, FL	100%	March 2017
Cockeysville, MD	Partial	March 2017
Olean, NY	Partial	March 2017
Santa Cruz, CA	Partial	December 2016
Santa Monica, CA	100%	December 2016
Saugus, MA	Partial	December 2016
Guaynabo, PR	Partial	December 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
West Hartford, CT	100%	October 2016
Rehoboth Beach, DE	Partial	October 2016
St. Petersburg, FL	100%	October 2016
Warwick, RI	Auto center	October 2016
North Hollywood, CA	Partial	July 2016
Orlando, FL	100%	July 2016
Ft. Wayne, IN	Out parcel	July 2016
West Jordan, UT	Partial + auto center	July 2016
Madison, WI	Partial	July 2016
Bowie, MD	Auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Wayne, NJ (3)	Partial	May 2016
Albany, NY	Auto center	May 2016
Fairfax, VA	Partial + auto center	May 2016
San Antonio, TX	Auto center	March 2016
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015
Braintree, MA	100%	November 2015

(1)	In April 2017, the Company converted previously exercised partial recapture rights to 100% recapture rights.
(2)	In April 2017, the Company converted partial recapture rights to 100% recapture rights and exercised such recapture rights.
(3)	In July 2017, the Company contributed this asset to the GGP II JV and retained a 50% JV Interest in the JV.

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

As of September 30, 3017, Sears Holdings had terminated, or provided notice that it intended to exercise its rights to terminate, the Master Lease with respect to 56 stores totaling 7.4 million square feet of gross leasable area.  The aggregate base rent at these stores at the time of termination was approximately $23.6 million.  Sears Holdings continued to pay the Company rent until it vacated the stores and also paid aggregate termination fees of approximately $45.1 million, amounts equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expense.

As of September 30, 2017, the Company had announced redevelopment projects at 17 of the terminated properties and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears Holdings.

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Cullman, AL	98,500	September 2016	January 2017	Q2 2017
Sierra Vista, AZ	86,100	September 2016	January 2017
Thornton, CO	190,200	September 2016	January 2017	Q1 2017
Chicago, IL	118,800	September 2016	January 2017
Springfield, IL	84,200	September 2016	January 2017	Q3 2016
Elkhart, IN	86,500	September 2016	January 2017	Q4 2016
Merrillville, IN	108,300	September 2016	January 2017	Q4 2016
Houma, LA	96,700	September 2016	January 2017
New Iberia, LA	91,700	September 2016	January 2017	Q2 2017
Alpena, MI	118,200	September 2016	January 2017
Manistee, MI	87,800	September 2016	January 2017
Sault Sainte Marie, MI	92,700	September 2016	January 2017
Kearney, NE	86,500	September 2016	January 2017	Q3 2016
Deming, NM	96,600	September 2016	January 2017
Harlingen, TX	91,700	September 2016	January 2017
Yakima, WA	97,300	September 2016	January 2017
Riverton, WY	94,800	September 2016	January 2017
Riverside, CA	94,500	January 2017	April 2017
Kissimmee, FL	112,505	January 2017	April 2017
Leavenworth, KS	76,853	January 2017	April 2017
Hopkinsville, KY	70,326	January 2017	April 2017
Paducah, KY	108,244	January 2017	April 2017	Q3 2017
Owensboro, KY	68,334	January 2017	April 2017
Detroit Lakes, MN	79,102	January 2017	April 2017
Jefferson City, MO	92,016	January 2017	April 2017	Q2 2017
Henderson, NV	122,823	January 2017	April 2017	Q1 2017
Concord, NC	137,499	January 2017	April 2017
Chapel Hill, OH	187,179	January 2017	April 2017
Kenton, OH	96,066	January 2017	April 2017
Muskogee, OK	87,500	January 2017	April 2017
Mount Pleasant, PA	83,536	January 2017	April 2017
Sioux Falls, SD	72,511	January 2017	April 2017
El Paso, TX	103,657	January 2017	April 2017
Layton, UT	90,010	January 2017	April 2017
Elkins, WV	94,885	January 2017	April 2017
Platteville, WI	94,841	January 2017	April 2017
Sarasota, FL	204,500	June 2017	October 2017 (1)
Chicago, IL	293,700	June 2017	October 2017 (1)
Overland Park, KS	215,000	June 2017	October 2017 (1)
Lafayette, LA	194,900	June 2017	October 2017 (1)
Cockeysville, MD	83,900	June 2017	October 2017 (1)	Q1 2017
Hagerstown, MD	107,300	June 2017	October 2017 (1)	Q1 2016
Roseville, MI	277,000	June 2017	October 2017 (1)	Q3 2016
Burnsville, MN	161,700	June 2017	October 2017 (1)
Albany, NY	216,200	June 2017	October 2017 (1)	Q1 2016
East Northport, NY	187,000	June 2017	October 2017 (1)	Q2 2017
Johnson City, NY	155,100	June 2017	October 2017 (1)
Olean, NY	75,100	June 2017	October 2017 (1)	Q1 2017
Mentor, OH	208,700	June 2017	October 2017 (1)
Middleburg Heights, OH	351,600	June 2017	October 2017 (1)
Toledo, OH	209,900	June 2017	October 2017 (1)
York, PA	82,000	June 2017	October 2017 (1)
Warwick, RI	169,200	June 2017	October 2017 (1)	Q3 2016 / Q3 2017
Friendswood, TX (2)	166,000	June 2017	October 2017 (1)
Westwood, TX (3)	215,000	June 2017	October 2017 (1)
Greendale, WI	238,400	June 2017	October 2017 (1)
Total square feet	7,411,187

(1)	Sears Holdings vacated this property subsequent to September 30, 2017.

(2)	The Company and Sears Holdings agreed to extend occupancy, under the existing Master Lease terms, through November 2017 to support Hurricane Harvey relief efforts.
(3)	The Company and Sears Holdings agreed to extend occupancy, under the existing Master Lease terms, through January 2018 to support Hurricane Harvey relief efforts.

Note 6 – Debt

Mortgage Loans Payable

On July 7, 2015, pursuant to the Transaction, the Company entered into a mortgage loan agreement (the “Mortgage Loan Agreement”) and mezzanine loan agreement (collectively, the “Loan Agreements”), providing for term loans in an initial principal amount of approximately $1,161 million (collectively, the “Mortgage Loans”) and a $100 million future funding facility (the “Future Funding Facility”).  Pursuant to the terms of the Loan Agreements, amounts available under the Future Funding Facility were fully drawn by the Company on June 30, 2017.  Such amounts were deposited into a redevelopment reserve and will be used to fund redevelopment activity at the Company’s properties.

On July 12, 2017, as a result of the transaction whereby the Company contributed five Wholly Owned Properties to the GGP II JV and sold a 50% interest in the new JV Properties to GGP for $57.5 million, the Company reduced amounts outstanding under its mortgage loan by $50.6 million.

As of September 30, 2017, the aggregate principal amount outstanding under the Mortgage Loans and the Future Funding Facility was $1,211 million.

Interest under the Mortgage Loans is due and payable on the payment dates, and all outstanding principal amounts are due when the loan matures on the payment date in July 2019, pursuant to the Loan Agreements.  The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions.  Borrowings under the Mortgage Loans bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of September 30, 2017, a weighted-average spread of 470 basis points; payments are made monthly on an interest-only basis.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the three months ended September 30, 2017 and September 30, 2016 were 5.97% and 5.24%, respectively.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the nine months ended September 30, 2017 and September 30, 2016 were 5.92% and 5.19%, respectively.

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

In November 2016, the Company and the servicer for its Mortgage Loans entered into amendments to the Loan Agreements to resolve a disagreement regarding one of the cash flow sweep provisions in the Loan Agreements.  The principal terms of these amendments are that the Company (i) posted $30.0 million, and will post $3.3 million on a monthly basis, to a redevelopment project reserve account, which amounts may be used by the Company to fund redevelopment activity and (ii) extended the spread maintenance provision for prepayment of the loan by two months through March 9, 2018 (with the spread maintenance premium for the second month at a reduced amount).  As a result of this agreement and the resolution of the related disagreement, no cash flow sweep was imposed.

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

The Company incurred $22.3 million of debt issuance costs related to the Mortgage Loans and Future Funding Facility which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Loan Agreements.  As of September 30, 2017, the unamortized balance of the Company’s debt issuance costs was $9.9 million as compared to $14.3 million as December 31, 2016.

Unsecured Term Loan

On February 23, 2017 (the “Closing Date”), the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $200.0 million senior unsecured delayed draw term loan facility (the “Unsecured Term Loan”) with JPP, LLC (“JPP”) and JPP II, LLC, as lenders (collectively, the “Initial Lenders”), and JPP, as administrative agent (the “Administrative Agent”).

Loans under the Unsecured Term Loan may be requested by the Operating Partnership at any time from the Closing Date until thirty days prior to the stated maturity date, upon five business days’ prior notice to the Administrative Agent.  The total commitment of the lenders under the Unsecured Term Loan is $200.0 million.  Amounts drawn under the Unsecured Term Loan and repaid may not be redrawn.

As of September 30, 2017, the total principal amount outstanding under the Unsecured Term Loan was $85.0 million.

The Unsecured Term Loan will mature the earlier of (i) December 31, 2017 and (ii) the date on which the outstanding indebtedness under the Loan Agreements are repaid or refinanced in full.  The Unsecured Term Loan may be prepaid at any time in whole or in part, without any penalty or premium.

With respect to the December 31, 2017 maturity of the Unsecured Term Loan, the Company may repay the $85.0 million total principal amount outstanding as of September 30, 2017 with unrestricted cash on hand, seek an extension of the maturity date, or raise additional capital through a refinancing transaction or from the proceeds of asset sales or new joint ventures.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 input.  The Company’s derivative instruments as of September 30, 2017 and December 31, 2016 consisted of a single interest rate cap.  The Company utilizes an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at September 30, 2017 and December 31, 2016 was less than $0.1 million and approximately $0.7 million, respectively, and is included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.

The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months ended September 30, 2017, the Company recorded a loss of $0.1 million compared to a loss of less than $0.1 million for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, the Company recorded a loss of $0.7 million compared to a loss of $1.9 million for the nine months ended September 30, 2016.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and debt obligations.  The fair value of cash equivalents is classified as Level 1 and the fair value of debt obligations is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of September 30, 2017 and December 31, 2016, the estimated fair values of the Company’s debt obligations were $1.3 billion and $1.2 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

Insurance premiums are charged directly to each of the retail properties.  The Company or its tenants may be responsible for deductibles and losses in excess of insurance coverage, which losses could be material, subject to the terms of the respective tenant leases.  The Company continues to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, the Company cannot anticipate what coverage will be available on commercially reasonable terms in the future.

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs, including removal, remediation, government fines, and injuries to persons and property.  The Company does not believe that any resulting liability from such matters will have a material effect on the condensed consolidated financial position, results of operations, or liquidity of the Company.  Under the Master Lease, Sears Holdings has indemnified the Company from certain environmental liabilities at the Wholly Owned Properties existing before, or caused by Sears Holdings during, the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings).  As of September 30, 2017 and December 31, 2016, the Company had approximately $11.2 million and $11.8 million, respectively, of restricted cash in a lender reserve account to fund potential environmental costs that were identified during due diligence related to the Transaction.

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

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL.  Mr. Lampert beneficially owned approximately 53.9% of Sears Holdings’ outstanding common stock at September 30, 2017.  Mr. Lampert is also the Chairman of Seritage.

As of September 30, 2017, Mr. Lampert beneficially owned a 39.1% interest in the Operating Partnership and approximately 3.8% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

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

During the three and nine months ended September 30, 2017 the Company did not incur any fees under the TSA.  During the three and nine months ended September 30, 2016, the Company incurred fees of approximately $0.1 million for certain accounting and tax services provided in support of the Company’s 2015 yearend activities.  These fees are included in general and administrative expenses on the condensed consolidated statements of operations.

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

During the nine months ended September 30, 2017, 2,344,589 Operating Partnership units were converted to Class A common shares.

As of September 30, 2017, the Company held a 60.9% interest in the Operating Partnership and ESL held a 39.1% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

During the nine months ended September 30, 2017, 2,344,589 Operating Partnership units were converted to Class A common shares and 197,176 net Class A common shares were converted to Class C non-voting common shares.

As of September 30, 2017, 28,001,411 Class A common shares were issued and outstanding.

Subsequent to September 30, 2017, 671,231 net Class C non-voting common shares were converted to Class A common shares.

Class B Non-Economic Common Shares

During the nine months ended September 30, 2017, 154,098 Class B non-economic common shares were surrendered to the Company.

As of September 30, 2017, 1,434,922 Class B non-economic common shares were issued and outstanding.  The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class C Non-Voting Common Shares

During the nine months ended September 30, 2017, 197,176 net Class A common shares were converted to Class C non-voting common shares.

As of September 30, 2017, 5,951,861 Class C non-voting common shares were issued and outstanding.  The Class C non-voting common shares have economic rights, but do not have voting rights.  Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share.

Subsequent to September 30, 2017, 671,231 net Class C non-voting common shares were converted to Class A common shares.

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2017 and 2016, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2017
October 24	December 29	January 11, 2018	$0.25
July 25	September 29	October 12	0.25
April 25	June 30	July 13	0.25
February 28	March 31	April 13	0.25
2016
November 1	December 31	January 12, 2017	$0.25
August 2	September 30	October 13	0.25
May 3	June 30	July 14	0.25
March 8	March 31	April 14	0.25

Note 13 – Earnings per Share

The table below provides a reconciliation of net income (loss) and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares.  Potentially dilutive securities consist of shares of non-vested restricted stock and the redeemable non-controlling interests in the Operating Partnership.

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
Net income (loss)	$17,276	$(37,247)	$(50,435)	$(64,526)
Net (income) loss attributable to non-controlling interests	(6,762)	16,145	19,892	27,972
Net income (loss) attributable to common shareholders	$10,514	$(21,102)	$(30,543)	$(36,554)
Earnings allocated to unvested participating securities	(21)	-	-	-
Net income (loss) available to common shareholders - Basic and diluted	$10,493	$(21,102)	$(30,543)	$(36,554)

Denominator
Weighted average Class A common shares outstanding	27,758	25,671	27,810	25,443
Weighted average Class C common shares outstanding	6,016	5,748	5,875	5,971
Weighted average Class A and Class C common shares outstanding - Basic	33,774	31,419	33,685	31,414
Restricted shares and share units	67	-	-	-
Weighted average Class A and Class C common shares outstanding - Diluted	33,841	31,419	33,685	31,414

Net income (loss) per share attributable to Class A and Class C common shareholders - Basic	$0.31	$(0.67)	$(0.91)	$(1.16)
Net income (loss) per share attributable to Class A and Class C common shareholders - Diluted	$0.31	$(0.67)	$(0.91)	$(1.16)

No adjustments were made to the numerator for the three months ended September 30, 2016 or the nine months ended September 30, 2017 or September 30, 2016 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended September 30, 2016 or the nine months ended September 30, 2017 or September 30, 2016 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of September 30, 2017 and December 31, 2016, there were 245,570 and 216,348 shares, respectively, of non-vested restricted shares and share units outstanding.

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

Restricted Shares and Share Units

Pursuant to the Plan, the Company made grants of restricted shares or share units during the nine months ended September 30, 2017 and September 30, 2016, as well as the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015. The vesting terms of these grants are specific to the individual grant and vary in that a portion of the restricted shares and share units vest in equal annual amounts over the next three years (time-based vesting) and a portion of the restricted shares and share units vest on the third anniversary of the grants subject to the achievement of certain performance criteria (performance-based vesting).  As of September 30, 2017, the performance criteria have not been met for any outstanding restricted shares or share units with performance-based vesting.

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

The following table summarizes restricted share activity for the nine months ended September 30, 2017:

	Nine Months Ended September 30, 2017
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	216,348	$38.98

Restricted shares granted	62,135	45.23
Restricted shares vested	(32,345)	33.02
Restricted shares forfeited	(568)	45.23

Unvested restricted shares at end of period	245,570	$41.33

The Company recognized $0.4 million and $0.3 million in compensation expense related to the restricted shares for the three months ended September 30, 2017 and September 30, 2016, respectively, and $1.2 million and $0.82 million in compensation expense related to the restricted shares for the nine months ended September 30, 2017 and September 30, 2016, respectively. Such expenses are included in general and administrative expenses on the Company's condensed consolidated statements of operations.  As of September 30, 2017, there were approximately $10.2 million of total unrecognized compensation costs related to the outstanding restricted shares.

Note 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Accounts payable and accrued expenses	$21,905	$22,424
Accrued real estate taxes	21,576	23,942
Unearned tenant reimbursements	17,133	4,039
Below-market leases	14,998	16,827
Dividends payable	14,648	14,132
Environmental reserve	11,322	11,584
Prepaid rental income	3,875	1,979
Accrued interest	3,444	3,004
Deferred maintenance	2,581	4,124
Litigation charge	—	19,000
Total accounts payable, accrued expenses and other liabilities	$111,482	$121,055

Note 16 – Subsequent Events

Subsequent to September 30, 2017, the Company agreed to sell to Simon the Company’s 50% interest in five of the ten assets in the Simon JV for $68.0 million, subject to certain closing conditions.  Upon closing, which is expected in the fourth quarter of 2017, the Company would realize approximately $7.0 million of value creation above its basis across the five properties and generate unrestricted cash proceeds, after closing costs and any required tax distributions, to fund its redevelopment pipeline and for general corporate purposes.

The table below presents the properties sold in the transaction and the properties remaining in the Company’s JV with Simon:

Five Existing JV Assets to be Sold to Simon		Five Remaining Assets in JV with Simon
Retail Center	Location	Retail Center	Location
Brea Mall	Brea, CA	Barton Creek Square	Austin, TX
Burlington Mall	Burlington, MA	Briarwood Mall	Ann Arbor, MI
Midland Park Mall	Midland, TX	Santa Rosa Plaza	Santa Rosa, CA
Ross Park Mall	Pittsburgh, PA	The Shops at Nanuet	Nanuet, NY
Ocean County Mall	Toms River, NJ	Woodland Hills Mall	Tulsa, OK

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of September 30, 2017, our portfolio included over 40.0 million square feet of gross leasable area (“GLA”), consisting of 230 Wholly Owned Properties totaling over 35.4 million square feet of GLA across 49 states and Puerto Rico, and interests in 28 JV Properties totaling approximately 5.1 million square feet of GLA across 15 states.

As of September 30, 2017, 171 of the Company’s wholly-owned properties were leased to Sears Holdings pursuant to the Master Lease and operated under either the Sears or Kmart brand.  At 85 properties, third-party tenants under direct leases occupy a portion of leasable space alongside Sears and Kmart, and 41 properties are leased only to third parties. A substantial majority of the space at the JV Properties is also leased to Sears Holdings under the JV Master Leases.

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

As of September 30, 2017, we had exercised recapture rights at 45 properties, including 17 properties at which we exercised partial recapture rights, 17 properties at which we exercised 100% recapture rights (five of which were converted from partial recapture properties), and 11 properties at which we exercised our rights to recapture only automotive care centers or outparcels.

Effects of Natural Disasters

While the Company continues to assess the impact of the natural disasters (wildfires in California and Hurricanes Harvey, Irma, and Maria) that occurred during the quarter ended September 30, 2017 on our operations our ability to collect rent from tenants, we do not believe these natural disasters will have a material impact on our operating results or financial position.  All stores occupied by Sears Holdings are currently open for business and the Company has not experienced interruptions in rental payments nor does it expect to incur material capital expenditures to repair any property damage.

GGP Transactions

On July 12, 2017, the Company completed two transactions with GGP for gross consideration of $247.6 million whereby the Company (i) sold to GGP the Company’s 50% JV Interests in eight of the 12 assets in the GGP I JV for $190.1 million and recorded a gain of $43.7 million which is included in gain on sale of interest in unconsolidated joint venture within the condensed consolidated statements of operations; and (ii) contributed five Wholly Owned Properties to the GGP II JV and sold a 50% interest in the new JV Properties to GGP for $57.5 million and recorded a gain of $13.0 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

As a result of the transactions, the Company reduced amounts outstanding under its mortgage loan by $50.6 million and received approximately $171.6 million of additional cash proceeds before closing costs, which it intends to use to fund its redevelopment pipeline and for general corporate purposes.

Simon Transaction

Subsequent to September 30, 2017, the Company agreed to sell to Simon the Company’s 50% JV Interests in five of the ten assets in the Simon JV for $68.0 million, subject to certain closing conditions.

Upon closing, which is expected in the fourth quarter of 2017, the Company would realize approximately $7.0 million of value creation above its basis across the five properties and generate unrestricted cash proceeds, after closing costs and any required tax distributions, to fund its redevelopment pipeline and for general corporate purposes.

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

Rental Income

For the three months ended September 30, 2017:

−

The Company recognized total rental income of $48.2 million as compared to $45.6 million for the three months ended September 30, 2016.  The $2.6 million increase was driven primarily by (i) termination fee income of $10.6 million and (ii) increased third-party rental income of $1.5 million, offset by (iii) reduced rental income under the Master Lease of $5.4 million and (iv) reduced straight-line rent of $4.1 million, in each case for the three months ended September 30, 2017 as compared to the prior year period.

−

Rental income attributable to Sears Holdings was $27.9 million (excluding termination fee income of $10.6 million and straight-line rental income of $(1.7) million), or 72.7% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holdings was $33.4 million, or approximately 79.0% of total rental income earned in the period.

−

Rental income attributable to third-party tenants was $10.5 million (excluding straight-line rental income of $0.6 million), or 27.3% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to third-party tenants was $9.0 million, or approximately 21.0% of total rental income earned in the period.

−

Straight-line rent was ($1.1) million as compared to $3.0 million for the prior year period. The reduction in straight-line rent was primarily due to reduced rental income under the Master Lease and the amortization of accrued rental revenues related to the straight-line method of reporting that are deemed uncollectable as result of recapture and termination activity under the Master Lease.

For the nine months ended September 30, 2017:

−

The Company recognized total rental income of $139.5 million as compared to $136.7 million for the nine months ended September 30, 2016.  The $2.8 million increase was driven primarily by (i) termination fee income of $17.4 million and (ii) increased third-party rental income of $5.2 million, offset by (iii) reduced rental income under the Master Lease of $11.0 million and (iv) reduced straight-line rent of $8.8 million, in each case for the nine months ended September 30, 2017 as compared to the prior year period.

−

Rental income attributable to Sears Holdings was $88.8 million (excluding termination fee income of $17.4 million and straight-line rental income of $0.1 million), or 74.7% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holdings was $99.8 million, or approximately 80.0% of total rental income earned in the period.

−

Rental income attributable to third-party tenants was $30.1 million (excluding straight-line rental income of $2.3 million), or 25.3% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to third-party tenants was $25.0 million, or approximately 20.0% of total rental income earned in the period.

−

Straight-line rent was $2.4 million as compared to $11.2 million for the prior year period. The reduction in straight-line rent was primarily due to reduced rental income under the Master Lease and the amortization of accrued rental revenues related to the straight-line method of reporting that are deemed uncollectable as result of recapture and termination activity under the Master Lease.

On an annual basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to third-party tenants would have represented approximately 45.4% of total annual base rental income as of September 30, 2017.

The increase in rental income attributable to third-party tenants, and the reduction in rental income attributable directly to Sears Holdings, are driven by the Company’s leasing and redevelopment activity, including signing leases with new, third-party tenants and recapturing space from Sears Holdings.

Tenant Reimbursements and Property Operating Expenses

Pursuant to the provisions of the Master Lease and many third-party leases, the Company is entitled to be reimbursed for certain property related expenses.  For the three months ended September 30, 2017 and September 30, 2016, the Company recorded tenant reimbursement income of $15.9 million and $12.0 million, respectively, compared to property operating expenses and real estate tax expense aggregating of $15.6 million and $12.5 million, respectively.  For the nine months ended September 30, 2017 and September 30, 2016, the Company recorded tenant reimbursement income of $47.8 million and $45.7 million, respectively, compared to property operating expenses and real estate tax expense aggregating of $49.7 million and $48.3 million, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets.

For the three months ended September 30, 2017, the Company incurred depreciation and amortization expenses of $61.1 million as compared to depreciation and amortization expenses of $44.5 million in the prior year period.  The increase of $16.6 million was due primarily to approximately $30.2 million of additional accelerated amortization attributable to certain lease intangible assets, offset by (i) approximately $11.0 million of lower scheduled amortization resulting from an increase in fully-amortized lease intangibles, (ii) approximately $2.1 million of lower depreciation resulting from the accelerated depreciation in the prior year period of certain buildings that were demolished for redevelopment, and (iii) approximately $0.5 million of lower scheduled amortization and depreciation as a result of the contribution of five Wholly Owned Properties into the GGP II JV and sale of a 50% interest in the new JV Properties in July 2017.

For the nine months ended September 30, 2017, the Company incurred depreciation and amortization expenses of $170.3 million as compared to depreciation and amortization expenses of $121.4 million in the prior year period.  The increase of $48.9 million was due primarily to approximately (i) $67.6 million of additional accelerated amortization attributable to certain lease intangible assets and (ii) $1.1 million of additional accelerated depreciation in the current year period of certain buildings that were demolished for redevelopment, offset by (i) approximately $19.3 million of lower scheduled amortization resulting from an increase in fully-amortized lease intangibles and (ii) approximately $0.5 million of lower scheduled amortization and depreciation as a result of the contribution of five Wholly Owned Properties into the GGP II JV and sale of a 50% interest in the new JV Properties in July 2017.

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

For the three months ended September 30, 2017, the Company incurred general and administrative expenses of $5.3 million compared to general and administrative expenses of $4.3 million for the prior year period.  The $1.0 million increase was driven primarily by increased personnel costs.

For the nine months ended September 30, 2017, the Company incurred general and administrative expenses of $16.6 million compared to general and administrative expenses of $13.1 million for the prior year period.  The $3.5 million increase was driven primarily by increased personnel costs and an increase in fees to firms providing professional services.

Acquisition-Related Expenses

The Company did not incur any acquisition-related expenses for the three or nine months ended September 30, 2017.  For the three and nine months ended September 30, 2016, the Company recorded less than $0.1 million of acquisition-related expenses, primarily remaining legal fees.

Interest Expense

For the three months ended September 30, 2017, the Company incurred $18.0 million of interest expense (net of amounts capitalized) as compared to interest expense of $15.9 million for the prior year period.  For the nine months ended September 30, 2017, the Company incurred $53.1 million of interest expense (net of amounts capitalized) as compared to interest expense of $47.3 million for the prior year period.  The increase in interest expense in both periods was driven by higher average borrowings under the Future Funding Facility and Unsecured Term Loan, as well as higher average LIBOR rates.

Unrealized Loss on Interest Rate Cap

For the three months ended September 30, 2017, the Company recorded a loss of $0.1 million compared to a loss of less than $0.1 million for the three months ended September 30, 2016.  For the nine months ended September 30, 2017, the Company recorded a loss of $0.7 million compared to a loss of $1.9 million for the nine months ended September 30, 2016.

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent.  Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, and distributions to shareholders and unitholders.  We believe that we currently have sufficient liquidity to fund such uses in the form of, as of September 30, 2017, (i) $104.1 million of unrestricted cash, (ii) $202.5 million of restricted cash, (iii) anticipated cash provided by operations; and subsequent to September 30, 2017, unrestricted cash proceeds, after closing costs and any required tax distributions, that we expect to receive as a result of selling certain JV Interests to Simon. We may also raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as through asset sales or joint ventures.

With respect to the Company’s Unsecured Term Loan due December 31, 2017, the Company may repay the $85.0 million total principal amount outstanding as of September 30, 2017 with unrestricted cash on hand, seek an extension of the maturity date, or raise additional capital through a refinancing transaction or from the proceeds of asset sales or new JVs.

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

Summary of Cash Flows

Net cash provided by operating activities was $56.9 million for the nine months ended September 30, 2017 and $100.1 million for the nine months ended September 30, 2016.  Significant changes in the components of net cash provided by operating activities include:

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

Net cash provided by investing activities was $40.2 million for the nine months ended September 30, 2017 compared to net cash used by investing activities of $47.2 million for the nine months ended September 30, 2016.  Significant components of net cash provided by and used in investing activities include:

−	In 2017, proceeds from the sale of real estate and JV Interests, $240.3 million;
−	In 2017, development of real estate and property improvements, ($164.1) million;
−	In 2017, investments in unconsolidated joint ventures, ($36.0) million; and
−	In 2016, development of real estate and property improvements, ($47.2) million.

Net cash provided by financing activities was $69.9 million for the nine months ended September 30, 2017 compared to net cash used in financing activities of $36.4 million for the nine months ended September 30, 2016. Significant components of net cash provided by and used in financings activities include:

−	In 2017, proceeds from the Future Funding Facility, $80.0 million;
−	In 2017, proceeds from the Unsecured Term Loan, $85.0 million;
−	In 2017, repayment of mortgage loan payables, ($50.6) million;
−	In 2017, cash distributions to common stockholders and holders of Operating Partnership units, ($41.8) million; and
−	In 2016, cash distributions to common stockholders and holders of Operating Partnership units, ($55.7) million.

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2017 and 2016, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2017
October 24	December 29	January 11, 2018	$0.25
July 25	September 29	October 12	0.25
April 25	June 30	July 13	0.25
February 28	March 31	April 13	0.25
2016
November 1	December 31	January 12, 2017	$0.25
August 2	September 30	October 13	0.25
May 3	June 30	July 14	0.25
March 8	March 31	April 14	0.25

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

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of September 30, 2017 and December 31, 2016, we did not have any off-balance sheet financing arrangements.

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts.  The table below provides a brief description of each of the 55 new redevelopment projects originated on the Seritage platform as of September 30, 2017.  These projects represent an estimated total investment of $676.0 million, of which $520.5 million remained to be spent.

Total Project Costs under $10 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and small shop retail	29,100	Substantially complete
Merrillville, IN	Termination property; redevelop existing store for At Home, Powerhouse Gym and small shop retail	132,000	Substantially complete
Elkhart, IN	Termination property; existing store has been released to Big R Stores	86,500	Substantially complete
San Antonio, TX	Recapture and repurpose auto center space for Orvis, Jared's Jeweler, Shake Shack and small shop retail	18,900	Substantially complete
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	8,200	Delivered to tenant
Albany, NY	Recapture and repurpose auto center space for BJ's Brewhouse and additional small shop retail	28,000	Underway	Q4 2017
Hagerstown, MD	Recapture and repurpose auto center space for BJ's Brewhouse, Verizon and additional restaurants	15,400	Underway	Q4 2017
Roseville, MI	Partial recapture; redevelop existing store for At Home	100,400	Underway	Q4 2017
Troy, MI	Partial recapture; redevelop existing store for At Home	100,000	Underway	Q4 2017
Henderson, NV	Termination property; redevelop existing store for At Home, Seafood City and additional retail	144,400	Underway	Q4 2017
Rehoboth Beach, DE	Partial recapture; redevelop existing store for Christmas Tree Shops andThat! and PetSmart	56,700	Underway	Q1 2018
Ft. Wayne, IN	Site densification; new outparcels for BJ's Brewhouse (substantially complete) and Chick-Fil-A (project expansion)	12,000	Underway	Q1 2018
Kearney, NE	Termination property; redevelop existing store for Marshall's, PetSmart and additional junior anchors	92,500	Underway	Q2 2018
Jefferson City, MO	Termination property; redevelop existing store for Orscheln Farm and Home	96,000	Underway	Q2 2018
Olean, NY	Partial recapture; redevelop existing store for Marshall's and additional retail	45,000	Underway	Q2 2018
Cullman, AL	Termination property; redevelop existing store for Bargain Hunt, Tractor Supply and Planet Fitness	99,000	Underway	Q3 2018
Guaynabo, PR	Partial recapture; redevelop existing store for Planet Fitness and Capri	56,100	Underway	Q3 2018
Roseville, CA	Recapture and repurpose auto center space for AAA	10,400	Q4 2017	Q2 2018
Dayton, OH	Recapture and repurpose auto center space for Outback Steakhouse and additional restaurants	14,100	Q4 2017	Q4 2018
Florissant, MO	Site densification; new outparcel for Chick-Fil-A	5,000	Q1 2018	Q3 2018
New Iberia, LA	Termination property; redevelop existing store for Rouses Supermarkets, additional junior anchors and small shop retail	93,100	Q1 2018	Q1 2019
North Little Rock, AR	Recapture and repurpose auto center space for LongHorn Steakhouse and additional small shop retail	17,300	Q2 2018	Q2 2019
St. Clair Shores, MI	100% recapture; demolish existing store and develop site for new Kroger store	107,200	Q2 2018	Q2 2019
Oklahoma City, OK	Site densification; new fitness center for Vasa Fitness	59,500	Q3 2018	Q3 2019

Total Project Costs $10 - $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Braintree, MA	100% recapture; redevelop existing store for Nordstrom Rack, Saks OFF 5th and additional retail	90,000	Substantially complete
Honolulu, HI	100% recapture; redevelop existing store for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	Substantially complete
Madison, WI	Partial recapture; redevelop existing store for Dave & Busters, Total Wine & More, additional retail and restaurants	75,300	Underway	Q4 2017
West Jordan, UT	Partial recapture; redevelop existing store and attached auto center for Burlington Stores and additional retail	81,400	Underway	Q4 2017
Anderson, SC	100% recapture (project expansion); redevelop existing store for Burlington Stores, Sportsman's Warehouse, additional retail and restaurants	111,300	Underway	Q4 2017
Fairfax, VA	Partial recapture; redevelop existing store and attached auto center for Dave & Busters, Seasons 52, additional junior anchors and restaurants	110,300	Underway	Q1 2018
North Hollywood, CA	Partial recapture; redevelop existing store for Burlington Stores and additional junior anchors	79,800	Underway	Q1 2018
Saugus, MA	Partial recapture; redevelop existing store and detached auto center for Round One and restaurants	99,000	Underway	Q1 2018
Thornton, CO	Termination property; redevelop existing store for Vasa Fitness and additional junior anchors	191,600	Underway	Q1 2018
Orlando, FL	100% recapture; demolish and construct new buildings for Floor & Décor, Orchard Supply Hardware, LongHorn Steakhouse, Olive Garden, additional small shop retail and restaurants	139,200	Underway	Q2 2018
Springfield, IL	Termination property; redevelop existing store for Burlington Stores, Binny's Beverage Depot, Orange Theory Fitness, Outback Steakhouse, CoreLife Eatery, additional junior anchors and small shop retail	133,400	Underway	Q2 2018
North Miami, FL	100% recapture; redevelop existing store for Michael's, PetSmart and Ross Dress for Less	124,300	Underway	Q2 2018
Hialeah, FL	100% recapture; redevelop existing store for Bed, Bath & Beyond, Ross Dress for Less and additional junior anchors to join current tenant, Aldi	88,400	Underway	Q2 2018
Charleston, SC	100% recapture (project expansion); redevelop existing store and detached auto center for Burlington Stores and additional retail	126,700	Underway	Q3 2018
Warwick, RI	Termination property; repurpose auto center space for BJ's Brewhouse and additional retail Redevelop existing store for At Home and Raymour & Flanigan (project expansion)	190,700	Underway	Q4 2018
Cockeysville, MD	Partial recapture; redevelop existing store for HomeGoods, Michael's Stores, additional junior anchors and restaurants	83,500	Q4 2017	Q2 2018
Salem, NH	Site densification; new theatre for Cinemark Recapture and repurpose auto center for restaurant space.	71,200	Q4 2017	Q3 2018
Paducah, KY	Termination property; redevelop existing store for Burlington Stores and additional retail	102,300	Q1 2018	Q3 2018
Santa Cruz, CA	Partial recapture; redevelop existing store for TJ Maxx, HomeGoods and Petco	62,200	Q1 2018	Q4 2018
Temecula, CA	Partial recapture; redevelop existing store and detached auto center for Round One, small shop retail and restaurants	65,100	Q1 2018	Q4 2018
Canton, OH	Partial recapture; redevelop existing store for Dave & Busters and restaurants	83,900	Q1 2018	Q2 2019
North Riverside, IL	Partial recapture; redevelop existing store and detached auto center for Round One, additional junior anchors, small shop retail and restaurants	103,900	Q1 2018	Q3 2019
Austin, TX	Partial recapture; redevelop existing store for AMC Theatres, additional retail and restaurants	80,500	Q2 2018	Q3 2019

Total Project Costs over $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Memphis, TN	100% recapture; demolish and construct new buildings for LA Fitness, Nordstrom Rack, Ulta Beauty, Hopdoddy Burger Bar, additional junior anchors, restaurants and small shop retail	135,200	Delivered to tenants
West Hartford, CT	100% recapture; redevelop existing store and detached auto center for Buy Buy Baby, Cost Plus World Market, REI, Saks OFF Fifth, other junior anchors, Shake Shack and additional small shop retail	147,600	Underway	Q1 2018
St. Petersburg, FL	100% recapture; demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart, Five Below, Chili's Grill & Bar, Pollo Tropical, LongHorn Steakhouse and additional small shop retail and restaurants	142,400	Underway	Q2 2018
Wayne, NJ	Partial recapture; redevelop existing store for Dave & Busters, additional junior anchors and restaurants Recapture and repurpose detached auto center for Cinemark (project expansion) NOTE: contributed to GGP II JV in July 2017	156,700	Underway	Q3 2018
Carson, CA	100% recapture (project expansion); redevelop existing store for Burlington Stores, Ross Dress for Less and additional retail	163,800	Underway	Q1 2019
Santa Monica, CA	100% recapture; redevelop existing building into premier, mixed-use asset featuring unique, small-shop retail and creative office space	96,500	Q4 2017	Q4 2019
Watchung, NJ	100% recapture; demolish full-line store and construct new buildings for HomeSense, Sierra Trading Post, Ulta Beauty and additional small shop retail and restaurants Demolish detached auto center and construct a freestanding Cinemark theater	126,700	Q1 2018	Q2 2019
East Northport, NY	Termination property (notice period); redevelop existing store and attached auto center for AMC Theatres, 24 Hour Fitness, additional junior anchors and small shop retail	179,700	Q2 2018	Q4 2019

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

The Company makes certain adjustments to EBITDA, which it refers to as Adjusted EBITDA, to account for certain non-cash and non-comparable items, such as termination fee income, unrealized loss on interest rate cap, litigation charges, acquisition-related expenses, up-front-hiring and personnel costs and gains (or losses) from property sales, that it does not believe are representative of ongoing operating results.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
NOI	2017	2016	2017	2016
Net income (loss)	$17,276	$(37,247)	$(50,435)	$(64,526)
Termination fee income	(10,596)	—	(17,360)	—
Depreciation and amortization	61,059	44,532	170,293	121,365
General and administrative	5,272	4,252	16,639	13,104
Litigation charge	—	19,000	—	19,000
Acquisition-related expenses	—	—	—	73
Equity in loss (income) of unconsolidated joint ventures	3,686	(1,497)	4,226	(4,495)
Gain on sale of interest in unconsolidated joint venture	(43,729)	—	(43,729)	—
Gain on sale of real estate	(13,018)	—	(13,018)	—
Interest and other income	(352)	(77)	(472)	(196)
Interest expense	18,049	15,931	53,072	47,297
Unrealized loss on interest rate cap	91	47	686	1,898
Provision for income taxes	—	72	266	412
NOI	$37,738	$45,013	$120,168	$133,932

Total NOI
NOI	37,738	45,013	120,168	133,932
NOI of unconsolidated joint ventures	4,830	6,431	18,328	20,057
Straight-line rent adjustment (1)	1,230	(3,100)	(2,396)	(11,526)
Above/below market rental income/expense (1)	(212)	(257)	(902)	(681)
Total NOI	$43,586	$48,087	$135,198	$141,782

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles EBITDA and Adjusted EBITDA to GAAP net loss for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDA	2017	2016	2017	2016
Net income (loss)	$17,276	$(37,247)	$(50,435)	$(64,526)
Depreciation and amortization	61,059	44,532	170,293	121,365
Depreciation and amortization (unconsolidated joint ventures)	4,755	5,191	18,583	15,653
Interest expense	18,049	15,931	53,072	47,297
Provision for income and other taxes	—	72	266	412
EBITDA	$101,139	$28,479	$191,779	$120,201

Adjusted EBITDA
EBITDA	$101,139	$28,479	$191,779	$120,201
Termination fee income	(10,596)	—	(17,360)	—
Unrealized loss on interest rate cap	91	47	686	1,898
Litigation charge	—	19,000	—	19,000
Acquisition-related expenses	—	—	—	73
Up-front hiring and personnel costs	—	—	—	328
Gain on sale of interest in unconsolidated joint venture	(43,729)	—	(43,729)	—
Gain on sale of real estate	(13,018)	—	(13,018)	—
Adjusted EBITDA	$33,887	$47,526	$118,358	$141,500

The following table reconciles FFO and Company FFO to GAAP net loss for the three and nine months ended September 30, 2017 and September 30, 2016 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Funds from Operations	2017	2016	2017	2016
Net income (loss)	$17,276	$(37,247)	$(50,435)	$(64,526)
Real estate depreciation and amortization (consolidated properties)	60,483	44,307	169,158	120,845
Real estate depreciation and amortization (unconsolidated joint ventures)	4,755	5,191	18,583	15,653
Gain on sale of interest in unconsolidated joint venture	(43,729)	—	(43,729)	—
Gain on sale of real estate	(13,018)	—	(13,018)	—
FFO attributable to common shareholders and unitholders	$25,767	$12,251	$80,559	$71,972

FFO per diluted common share and unit	$0.46	$0.22	$1.45	$1.29

Company Funds from Operations
Funds from Operations attributable to Seritage Growth Properties	$25,767	$12,251	$80,559	$71,972
Termination fee income	(10,596)	—	(17,360)	—
Unrealized loss on interest rate cap	91	47	686	1,898
Amortization of deferred financing costs	2,329	1,340	6,390	4,020
Litigation charge	—	19,000	—	19,000
Acquisition-related expenses	—	—	—	73
Up-front hiring and personnel costs	—	—	—	328
Company FFO attributable to common shareholders and unitholders	$17,591	$32,638	$70,275	$97,291

Company FFO per diluted common share and unit	$0.32	$0.59	$1.26	$1.75

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	33,841	31,419	33,685	31,414
Weighted average OP units outstanding	21,832	24,176	21,916	24,176
Weighted average common shares and units outstanding	55,673	55,595	55,601	55,590

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2016 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of September 30, 2017, we had $1.30 billion of consolidated debt, including $1.21 billion outstanding under our variable-rate Mortgage Loans and Future Funding Facility.  The interest rate on the loans is the 30-day LIBOR rate plus, as of September 30, 2017, a weighted average spread of 470 basis points.  We have purchased a LIBOR interest rate cap that has a LIBOR strike rate of 3.5% and a term of four years.  We are subject to market risk with respect to changes in the LIBOR rate.  An immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $12.1 million.

Fair Value of Debt

As of September 30, 2017, the estimated fair value of our consolidated debt was $1.3 billion.  The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SERITAGE GROWTH PROPERTIES

Dated: November 3, 2017	/s/ Benjamin Schall
	By:	Benjamin Schall
President and Chief Executive Officer

Dated: November 3, 2017	/s/ Brian Dickman
	By:	Brian Dickman
Executive Vice President and Chief Financial Officer