Form 10-K
period 2017-12-31
Seritage Growth Properties
filed 2018-02-28
CIK 1628063

F21

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

Commission file number 001-37420

SERITAGE GROWTH PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	38-3976287
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Fifth Avenue, Suite 1530, New York, New York	10110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (212) 355-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A common shares of beneficial interest, par value $0.01 per share	New York Stock Exchange
7.00% Series A cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

On June 30, 2017, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,379,900,000 based upon the closing price of $41.95 of the common stock as reported on the New York Stock Exchange on such date.

As of February 21, 2018, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	34,042,416
Class B common shares of beneficial interest, par value $0.01 per share	1,328,866
Class C common shares of beneficial interest, par value $0.01 per share	1,524,449

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Seritage Growth Properties’ Proxy Statement for its 2018 Annual Meeting of Shareholders, to be held April 24, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SERITAGE GROWTH PROPERTIES

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2017

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events.  Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them.  The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in retail, real estate and general economic conditions;
•	Our current dependence on Sears Holdings Corporation for a majority of our in-place revenue;
•	Sears Holdings Corporation’s termination and other rights under its master lease with us;
•	Risks relating to our recapture and redevelopment activities and potential acquisition or disposition of properties;
•	Our relatively limited operating history as an independent public company;
•	The terms of our indebtedness;
•	Environmental, health, safety and land use laws and regulations;
•

The effects of the recently enacted legislation known as the “Tax Cuts and Jobs Act” and any future amendments or interpretive guidance in connection therewith, as well as any other changes in federal, state, or local tax law, including legislative, administrative, regulatory or other actions affecting REITs or changes in interpretations thereof or increased taxes resulting from tax audits; and

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

Seritage is principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail real estate throughout the United States.  As of December 31, 2017, our portfolio consisted of approximately 39.4 million square feet of gross leasable area (“GLA”), including 230 wholly owned properties totaling approximately 35.2 million square feet of GLA across 49 states and Puerto Rico, and interests in 23 joint venture properties totaling over 4.2 million square feet of GLA across 13 states.

On June 11, 2015 Sears Holdings Corporation (“Sears Holdings”) effected a rights offering (the “Rights Offering”) to Sears Holdings stockholders to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of 234 of Sears Holdings’ owned properties and one of its ground leased properties (the “Wholly Owned Properties”), and its 50% interests in three joint ventures (such joint ventures, the “JVs,” and such 50% joint venture interests the “JV Interests”) that collectively own 28 properties, ground lease one property and lease two properties (collectively, the “Original JV Properties”) (collectively, the “Transaction”).  The Rights Offering ended on July 2, 2015, and the Company’s Class A common shares were listed on the New York Stock Exchange on July 6, 2015.

On July 7, 2015, the Company completed the Transaction with Sears Holdings and commenced operations.  The Company’s only operations prior to the completion of the Rights Offering and Transaction were those incidental to the completion of such activities.

During the year ended December 31, 2017, the Company completed transactions whereby it (i) sold its JV Interests in 13 Original JV Properties and (ii) sold a 50% interest in five Wholly Owned Properties a retained 50% interest in five new joint venture properties (the “New JV Properties” and, together with the Original JV Properties, the “JV Properties”).

As of December 31, 2017, we leased space at 148 Wholly Owned Properties to Sears Holdings under a master lease agreement (the “Master Lease”), including 76 properties leased only to Sears Holdings and 72 properties leased to both Sears Holdings and one or more third-party tenants.  The remaining 92 Wholly Owned Properties include 51 properties that are leased solely to third-party tenants and do not have any space leased to Sears Holdings, and 31 vacant properties.  As of December 31, 2017, space at 22 JV Properties is also leased to Sears Holdings by, as applicable, (i) GS Portfolio Holdings II LLC (the “GGP I JV”), a joint venture between Seritage and a subsidiary of GGP Inc. (together with its subsidiaries, “GGP”); (ii) GS Portfolio Holdings (2017) LLC (the “GGP II JV” and, together with the GGP I JV, the “GGP JVs”), a joint venture between Seritage and a subsidiary of GGP; (iii) SPS Portfolio Holdings II LLC (the “Simon JV”), a joint venture between Seritage and a subsidiary of Simon Property Group, Inc. (together with its subsidiaries, “Simon”); and (iv) MS Portfolio LLC (the “Macerich JV”), a joint venture between Seritage and a subsidiary of The Macerich Company (together with its subsidiaries, “Macerich”), in each case under a separate master lease with each JV (the “JV Master Leases”).  Sears Holdings is the sole tenant at nine JV properties and 13 JV properties are leased to both Sears Holdings and one or more third-party tenants.  One JV Property was vacant as of December 31, 2017.

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

•

Maximize value of vast land holdings through retail and mixed-use densification.  Our portfolio includes over 2,900 acres of land, or approximately 13 acres per site for our Wholly Owned Properties, and our most significant geographic concentrations are in higher growth markets in California, Florida, Texas and the Northeast.  We believe these land holdings will provide meaningful opportunities for additional retail and mixed-use development.

In addition to the right to recapture up to approximately 50% of the space occupied by Sears Holdings at each of our Wholly Owned Properties, the Master Lease provides us with the right to recapture (i) 100% of the stores located at 21 identified properties; (ii) all of any automotive care centers which are free-standing or attached as “appendages” to the stores; and (iii) outparcels or outlots, as well as certain portions of parking areas and common areas.  During the year ended December 31, 2017, we also converted partial recapture rights at seven properties to 100% recapture rights and exercised such recapture rights.

The 28 properties for which we have, or have exercised, 100% recapture rights include approximately 5.0 million square feet of entitled commercial space on over 450 acres of land, and our portfolio of automotive care centers encompasses approximately 3.5 million square feet of scarce real estate typically located on the most visible and highly-trafficked site at a property.  Given our fee ownership of these properties and control over parking lots and outparcels, we believe that many of these sites, as well as others throughout the portfolio, will provide attractive and value-enhancing development, redevelopment and densification opportunities.

•

Leverage existing and future joint venture relationships with leading real estate and financial partners.  We currently own 50% interests in 23 JV Properties with leading regional mall REITs each of which, we believe, is focused on driving value creation at the JV Properties through recapturing and re-leasing space pursuant to the JV Master Leases.

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

Significant Tenants

A majority of the Company’s real estate properties are leased to Sears Holdings, and the majority of our in-place rental revenues are derived from the Master Lease.  See “Risk Factors—Risks Related to Our Business and Operations.”

The Master Lease provides Seritage the right to recapture up to approximately 50% of the space occupied by Sears Holdings at each of the Wholly Owned Properties included in the Master Lease (subject to certain exceptions).  In addition, Seritage has the right to recapture any automotive care centers which are freestanding or attached as “appendages” to the stores, and all outparcels or outlots, as well as certain portions of parking areas and common areas.  We also have the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings and, during the year ended December 13, 2017, we converted partial recapture rights at seven properties to 100% recapture rights and exercised such recapture rights.  While we will be permitted to exercise our recapture rights all at once or in stages as to any particular property, we will not be permitted to recapture all or substantially all of the space subject to the recapture right at more than 50 Wholly Owned Properties during any lease year.

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

Sears Holdings is a publicly traded company and is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and is required to file periodic reports on Form 10-K and Form 10-Q with the Securities and Exchange Commission (“SEC”). Sears Holdings’ SEC filings, including its publicly available financial information, may be accessed by the public on the SEC’s website at www.sec.gov.  We make no representation as to the accuracy or completeness of the information regarding Sears Holdings that is available through the SEC’s website or otherwise made available by Sears Holdings or any third party, and none of such information is incorporated by reference herein.

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

Under the Master Lease, Sears Holdings is required to indemnify us from certain environmental liabilities at the Wholly Owned Properties before or during the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings).  In addition, pursuant to the terms our debt financing agreements, an escrow account for environment remediation was funded at the closing of the Transaction in the amount of approximately $12.0 million.  As of December 31, 2017, the balance of the escrow account was approximately $10.8 million.

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

Employees

As of February 21, 2018, we had 56 full-time employees.  Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

Available Information

Our principal offices are located at 500 Fifth Avenue, New York, New York 10110 and our telephone number is (212) 355-7800. Our website address is www.seritage.com. Our reports electronically filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics as well as the charters of our audit, compensation and nominating and corporate governance committees. The information on our website is not part of this or any other report we file with or furnish to the SEC.

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

Sears Holdings is the lessee of a majority of our properties and accounts for a majority of our in-place revenues.  Under the Master Lease, Sears Holdings is required to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, subject to proportionate sharing of certain of these expenses with occupants of the remainder of the space not leased to Sears Holdings.  Sears Holdings may not in the short term or long term have sufficient assets, income and access to financing to enable it to satisfy its payment obligations, including those under the Master Lease.  In its Form 10-K for its fiscal year ended January 28, 2017, Sears Holdings disclosed, among other things, that its historical operating results indicate substantial doubt exists related to Sears Holdings’ ability to continue as a going concern.  In addition, Sears Holdings has disclosed that its domestic pension and postretirement benefit plan obligations are currently underfunded.  Sears Holdings may have to make significant cash payments to some or all of its pension and postretirement benefit plans, which would reduce the cash available for its businesses, potentially including its rent obligations under the Master Lease.  The inability or unwillingness of Sears Holdings to meet its rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial condition or results of operations, including our ability to pay the interest, principal and other costs and expenses under our financings, or to pay cash dividends to Seritage shareholders.  For these reasons, if Sears Holdings were to experience a material adverse effect on its business, financial condition or results of operations, our business, financial condition or results of operations could also be materially adversely affected.

Our dependence on rental payments from Sears Holdings as a significant source of revenues may limit our ability to enforce our rights under the Master Lease.  In addition, we may be limited in our ability to enforce our rights under the Master Lease because it is a unitary lease and does not provide for termination with respect to individual properties by reason of the default of the tenant.  Failure by Sears Holdings to comply with the terms of the Master Lease or to comply with the regulations to which the leased properties are subject could require us to find another master lessee for all such leased property and there could be a decrease or cessation of rental payments by Sears Holdings.  In such event, we may be unable to locate a suitable master lessee or a lessee for individual properties at similar rental rates and other obligations and in a timely manner or at all, which would have the effect of reducing our rental revenues.  In addition, each JV is subject to similar limitations on enforcements of remedies and risks under its respective JV Master Lease, which could reduce the value of our investment in, or distributions to us by, one or more of the JVs.

The bankruptcy or insolvency of any of our tenants, particularly Sears Holdings, could result in the termination of such tenant’s lease and material losses to us.

A tenant bankruptcy or insolvency could diminish the rental revenue we receive from that property or could force us to “take back” tenant space as a result of a default or a rejection of the lease by a tenant in bankruptcy.  In particular, a bankruptcy or insolvency of Sears Holdings, which is our largest tenant, could result in a loss of a majority of our in-place rental revenue and materially and adversely affect us.  Any claims against bankrupt tenants for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under their leases or no payments at all.  In addition, any claim we have for unpaid past rent will likely not be paid in full.  If a tenant becomes bankrupt or insolvent, federal law may prohibit us from evicting such tenant based solely upon such bankruptcy or insolvency.  We may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms. If we do re-lease rejected space, we may incur costs for brokerage, marketing and tenant expenses.

Sears Holdings leases a majority of our properties. Bankruptcy laws afford certain protections to tenants that may also affect the Master Lease or JV Master Leases.  Subject to certain restrictions, a tenant under a master lease generally is required to assume or reject the master lease as a whole, rather than making the decision on a property-by-property basis.  This prevents the tenant from assuming only the better performing properties and terminating the master lease with respect to the poorer performing properties.  While we believe that our Master Lease and JV Master Lease are unitary leases that would need to be assumed or rejected as a whole in any bankruptcy proceeding, whether or not a bankruptcy court would require that a master lease be assumed or rejected as a whole depends upon a “facts and circumstances” analysis considering a number of factors, including the parties’ intent, the nature and purpose of the relevant documents, whether there was separate and distinct consideration for each property included in the master lease, the provisions contained in the relevant documents and applicable state law.  If a bankruptcy court in a Sears Holdings bankruptcy were to allow the Master Lease or a JV Master Lease to be rejected in part, certain underperforming leases related to properties we or the applicable JV as landlord under a JV Master Lease, respectively, own could be rejected by the tenant in bankruptcy while tenant-favorable leases are allowed to remain in place, thereby adversely affecting payments to us derived from the properties.  For this and other reasons, a Sears Holdings bankruptcy could materially and adversely affect us.

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

In addition, Sears Holdings has the right to terminate a portion of the JV Master Leases with each of the GGP JVs, the Simon JV and the Macerich JV if, with respect to a JV Property owned by the applicable JV, the same EBITDAR condition is satisfied, which could reduce the value of our investment in, or distributions to us by, one or more of the JVs.

As of December 31, 2017, Sears Holdings had terminated the Master Lease with respect to 56 stores totaling approximately 7.4 million square feet of gross leasable area.  The aggregate base rent at these 56 stores was approximately $23.6 million at the time of termination.

We may not be able to renew leases or re-lease space at our properties, or lease space in newly recaptured properties, and property vacancies could result in significant capital expenditures.

When leases for our properties expire, or when the Master Lease is terminated with respect to certain stores, the premises may not be re-released in a timely manner or at all, or the terms of re-releasing, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms.  The loss of a tenant through lease expiration or other circumstances may require us to spend (in addition to other re-letting expenses) significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses.  Many of the leases we will enter into or acquire may be for properties that are especially suited to the particular business of the tenants operating on those properties.  Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions to re-lease the property. In addition, if we are required or otherwise determine to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified.  This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. Also, we may not be able to lease new properties to an appropriate mix of tenants or for rents that are consistent with our expectations. To the extent that our leasing plans are not achieved or we incur significant capital expenditures as a result of property vacancies, our business, results of operations and financial condition could be materially adversely affected.

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

Recently enacted changes in federal tax law could materially adversely affect our business, financial condition and profitability by increasing our tax or tax compliance costs.

On December 20, 2017, the U.S. Congress passed H.R. 1, known as the “Tax Cuts and Jobs Act” (the “TCJA”), which was signed into law on December 22, 2017. The enactment of the TCJA has given rise to numerous interpretive issues and ambiguities and future legislation may be enacted to clarify or modify the TCJA. Any such future legislation, as well as any regulations or other interpretive guidance, may have a material and adverse impact on us.

Real estate related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisitions and/or redevelopment of properties. Generally, from time to time, our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although the Master Lease and some third-party tenant leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will reduce our income and the cash available for distributions to our shareholders.

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

As of December 31, 2017, we had aggregate outstanding indebtedness of approximately $1.36 billion. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly acquired properties or capital contributions to joint ventures, or to fund retenanting and redevelopment projects. Our existing debt and any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

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

We may incur mortgage debt and pledge all or some of our real properties as security for that debt to finance newly acquired properties or capital contributions to joint ventures, or to fund retenanting and redevelopment projects. The Company may also borrow if it needs funds or deems it necessary or advisable to assure that it maintains its qualification as a REIT for U.S. federal income tax purposes. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to shareholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, the Company may be unable to pay the amount of distributions required in order to maintain its REIT status. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected, which could result in our being required to pay taxable stock dividends in order to maintain our REIT status.

Covenants in our debt agreements may limit our operational flexibility, and a covenant breach or default could materially adversely affect our business and financial condition.

The agreements governing our secured indebtedness contain customary covenants for a real estate financing, including restrictions on the ability of the borrowers under the agreements governing our existing indebtedness to grant liens on their assets (including the Wholly Owned Properties and JV Interests, which comprise substantially all of our assets), incur additional indebtedness, or transfer or sell assets. Such restrictions also include cash flow sweep provisions based upon certain measures of the Company’s and Sears Holdings’ financial and operating performance, including (a) where the “Debt Yield” (the ratio of net operating income for the mortgage borrowers to their debt) is less than 11.0%, (b) if the performance of Sears Holdings at the stores subject to the Master Lease with Sears Holdings fails to meet specified rent ratio thresholds, (c) if the Company fails to meet specified tenant diversification tests and (d) upon the occurrence of a bankruptcy or insolvency action with respect to Sears Holdings or if there is a payment default under the Master Lease with Sears Holdings, in each case, subject to cure rights, including providing specified amounts of cash collateral or satisfying tenant diversification thresholds.

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

The covenants in our Loan Agreements (as defined below) and Unsecured Term Loan (as defined below) also require Seritage to maintain a minimum consolidated liquidity, minimum consolidated net worth and minimum loan to value. Covenants that limit our operational flexibility as well as defaults under our debt instruments could have a material adverse effect on our business and financial condition.

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

•

The Company’s Board of Trustees Has the Power to Cause Us to Issue Additional Shares of Beneficial Interest and Classify and Reclassify Any Unissued Class A Common Shares without Shareholder Approval. The Company has issued and outstanding, in addition to the Class A common shares, Class B non-economic common shares having, in the aggregate, approximately 3.9% of the voting power of the Company, all of which are held by ESL Partners, L.P. and Edward S. Lampert (“ESL”), and Class C non-voting common shares entitled to, in the aggregate, 8.9% of the dividends or other distributions issued to holders of shares of beneficial interest of the Company, all of which are held by clients (“Fairholme Clients”) of Fairholme Capital Management L.L.C. (“FCM”).  We have also issued 2,800,000 shares of Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) that are senior to our common shares with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. Our Declaration of Trust authorizes us to issue additional authorized but unissued common shares or preferred shares of beneficial interest. In addition, the Board of Trustees may, without shareholder approval, (i) amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class or series that we have authority to issue and (ii) classify or reclassify any unissued common shares or preferred shares of beneficial interest and set the preferences, rights and other terms of the classified or reclassified shares. As a result, the Board of Trustees may establish a class or series of common shares or preferred shares of beneficial interest that could delay or prevent a transaction or a change in control that might involve a premium price for Class A common shares or otherwise be in the best interests of our shareholders.

•

The Board of Trustees Is Divided into Three Classes and Trustee Elections Require a Vote of 75% of the Class A Common Shares and Class B Non-Economic Common Shares Entitled to Vote. The Board of Trustees is divided into three classes of trustees, with each class to be as nearly equal in number as possible. As a result, approximately one-third of the Board of Trustees will be elected at each annual meeting of shareholders, with, in both contested and uncontested elections, trustees elected by the vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees. In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The classification of trustees and requirement that trustee nominees receive a vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. The requirement that trustee nominees receive a vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of beneficial interest held by ESL and/or Fairholme Clients, which control approximately 6.8% and approximately 9.7%, respectively, of the voting power of the Company.

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

ESL owns approximately 36.2% of the Operating Partnership units, with the remainder of the units held by the Company. In addition, ESL will have the right to acquire additional Operating Partnership units in order to allow it to maintain its relative ownership interest in Operating Partnership if Operating Partnership issues additional units to the Company under certain circumstances, including if we issue additional equity and contribute the funds to Operating Partnership to fund acquisitions or redevelopment of properties, among other uses. In addition, ESL will have the right to require the Operating Partnership to redeem its Operating Partnership units in whole or in part in exchange for cash or, at the election of the Company, Class A common shares, except as described below. Due to the ownership limits set forth in our Declaration of Trust, ESL may dispose of some or all of the Class A common shares it beneficially owns prior to exercising its right to require Operating Partnership to redeem Operating Partnership units, and the partnership agreement of Operating Partnership will permit ESL (and only ESL) to transfer its Operating Partnership units to one or more underwriters to be exchanged for Class A common shares in connection with certain dispositions in order to achieve the same effect as would occur if ESL were to exchange a larger portion of its Operating Partnership units for Class A common shares and then dispose of those shares in an underwritten offering. Sales of a substantial number of Class A common shares in connection with or to raise cash proceeds to facilitate, such a redemption, or the perception that such sales may occur, could adversely affect the market price of the Class A common shares.

In addition, the partnership agreement of Operating Partnership requires the approval of a majority of the Operating Partnership units not held by the Company and entities controlled by it for certain transactions and other actions, including certain change of control transactions involving Seritage or Operating Partnership, sales of all or substantially all of the assets of Operating Partnership, waivers to the excess share provision in the Declaration of Trust of the Company, certain modifications to the partnership agreement, withdrawal or succession of the Company as general partner of Operating Partnership, limits on the right of holders of Operating Partnership units to redeem their units, tax elections and certain other matters. As long as ESL owns a majority of the outstanding Operating Partnership units not held by the Company and entities controlled by it (and, for certain actions, as long as ESL holds at least 40% of the economic interests of Seritage and Operating Partnership on a combined basis), ESL’s approval will be required in order for the general partner to undertake such actions. If ESL refuses to approve a transaction, our business could be materially adversely affected. Furthermore, ESL owns approximately 2.9% of the outstanding Class A common shares, as well as Class B non-economic common shares having, in the aggregate, 3.9% of the voting power of the Company. In any of these matters, the interests of ESL may differ from or conflict with the interests of our other shareholders.

ESL exerts substantial influence over us and Sears Holdings, and its interests may differ from or conflict with the interests of our other shareholders.

ESL beneficially owns approximately 36.2% of the Operating Partnership units, and approximately 2.9% of the outstanding Class A common shares and Class B non-economic common shares having, in the aggregate, 3.9% of the voting power of Seritage. ESL also beneficially owns approximately 54.0% of the outstanding common stock of Sears Holdings.  In addition, Mr. Lampert, the Chairman of the Board and Chief Executive Officer of Sears Holdings and Chairman and Chief Executive Officer of ESL, serves as the Chairman of the Seritage Board of Trustees. As a result, ESL and its affiliates have substantial influence over us and Sears Holdings. In any matter affecting us, including our relationship with Sears Holdings, the interests of ESL may differ from or conflict with the interests of our other shareholders.

The businesses of each of the GGP JVs, the Simon JV, and the Macerich JV are similar to our business and the occurrence of risks that adversely affect us could also adversely affect our investment in the GGP JVs, the Simon JV and/or the Macerich JV.

The GGP JVs are joint ventures that own and operate certain JV Properties, which consist of nine properties formerly owned or leased by Sears Holdings, the Simon JV is a joint venture that owns and operates certain other JV Properties, which consist of five other properties formerly owned by Sears Holdings and the Macerich JV is a joint venture that owns and operates the remaining JV Properties, which consist of nine other properties formerly owned by Sears Holdings. A substantial majority of the space at the JV Properties is leased by the applicable JV to Sears Holdings under the applicable JV Master Lease. Except with respect to the rent amounts and the properties covered, the general formats of the JV Master Leases are similar to one another and to the Master Lease, including with respect to the lessor’s right to recapture space leased to Sears Holdings (other than at one property owned by the Macerich JV) and Sears Holdings’ right to terminate a portion of the lease as to certain properties. As a result, each JV’s business is similar to our business, and each JV is subject to many of the same risks that we face. The occurrence of risks that adversely affect us could also adversely affect one or more JVs and reduce the value of our investment in, or distributions to us from, one or more JVs, or require that we make additional capital contributions to one or more JVs.

In addition, our influence over each JV may be limited by the fact that day-to-day operation of the GGP JVs, the Simon JV and the Macerich JV, and responsibility for leasing and redevelopment activities related to the JV Properties owned by the GGP JVs, the Simon JV and the Macerich JV, as applicable, are generally delegated to GGP, Simon and Macerich, respectively, subject to certain exceptions. The JV Properties owned by the GGP JVs are located at malls owned and operated by GGP, the JV Properties owned by the Simon JV are located at malls owned and operated by the Simon JV and the JV Properties owned by the Macerich JV are located at malls owned and operated by the Macerich JV. As a result, conflicts of interest may exist or could arise in the future between the interests of GGP, Simon or Macerich and our interests as a holder of 50% interests in the GGP JVs, the Simon JV and the Macerich JV, respectively, including, for example, with respect to decisions as to whether to lease to third parties space at a JV Property or other space at the mall at which such JV Property is located.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2015 and have operated, and expect to continue to operate, to qualify as a REIT.  In connection with the Transaction, and the December 2017 offering of Series A Preferred Shares, we received opinions of counsel concluding that we have been organized in conformity with the requirements for qualification as a REIT and our current and/or proposed method of operation should enable us to satisfy the requirements for qualification as a REIT as of the respective dates. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court, and that each opinion was expressed as of the date it was issued and has not been updated. We believe we have continued to operate in conformity with the requirements to qualify as a REIT and that we continue to satisfy all requirements to maintain our REIT status. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist.

If we were to fail to qualify as a REIT in any taxable year, and no available relief provision applied, we would be subject to U.S. federal income tax, including, for any taxable year ending on or before December 31, 2017, any applicable alternative minimum tax, on our taxable income at regular corporate rates (which, in the case of U.S. federal income tax, is a maximum of 35% for periods ending on or before December 31, 2017 and 21% thereafter), and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of Class A common shares. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents we receive or accrue from Sears Holdings may not be treated as qualifying rent for purposes of these requirements if the Master Lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture, financing, or some other type of arrangement. If the Master Lease is not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT depends on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for some of which we will not obtain independent appraisals.

In addition, subject to certain exceptions, rents we receive or accrue from Sears Holdings (or other tenants) will not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of the Class A common shares actually or constructively owns 10% or more of the total combined voting power of all classes of Sears Holdings stock (or the stock of such other tenant) entitled to vote or 10% or more of the total value of all classes of Sears Holdings stock (or the stock of such other tenant). Our Declaration of Trust provides for restrictions on ownership and transfer of Class A common shares, including restrictions on such ownership or transfer that would cause the rents we receive or accrue from Sears Holdings (or other tenants) to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, such restrictions may not be effective in ensuring that rents we receive or accrue from Sears Holdings (or other tenants) will be treated as qualifying rent for purposes of REIT qualification requirements.

Dividends payable by REITs do not qualify for the reduced tax rates available for certain “qualified dividends,” but would generally qualify for a partial deduction with respect to certain taxpayers.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable by U.S. corporations to U.S. shareholders that are individuals, trusts and estates is currently 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Class A common shares. However, for taxable years beginning after December 31, 2017 and ending before January 1, 2026, a U.S. shareholder that is an individual, trust or estate would generally be entitled to deduct up to 20% of certain ordinary REIT dividends, effectively reducing the rate at which such ordinary REIT dividends are subject to tax. U.S. shareholders should consult their own tax advisors regarding all aspects of such rules and their potential application to dividends from us.

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

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year; alternatively, we may distribute taxable stock dividends to our shareholders in the form of additional shares of stock – see “We may from time to time make distributions to our shareholders in the form of taxable stock dividends, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax”. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of Class A common shares.

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

Although we have no current intention to do so, we may in the future distribute taxable stock dividends to our shareholders in the form of additional shares of its stock. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash distributions received. If a U.S. shareholder sells our shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in its common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and assets, including taxes on any undistributed income and state, local or foreign income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, we may hold some of our assets or conduct certain of our activities through one or more taxable REIT subsidiaries (“TRSs”) or other subsidiary corporations that will be subject to federal, state and local corporate-level income taxes as regular C corporations. In addition, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.

To qualify to be taxed as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets (other than government securities, qualified real estate assets and securities issued by a TRS) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

Recent changes in tax law pursuant to the TCJA will affect the taxation of us and may affect the desirability of investing in a REIT relative to a regular non-REIT corporation.

The TCJA reduces the relative competitive advantage of operating as a REIT as compared with operating as a regular non-REIT corporation by reducing the maximum tax rate applicable to regular corporations from 35% to 21%, beginning on January 1, 2018. On the other hand, the TCJA also decreases the U.S. federal income tax rate applicable to non-corporate shareholders on ordinary REIT dividends as compared to current law, by lowering the maximum applicable individual rate from 39.6% to 37% and permitting non-corporate shareholders of REITs to deduct 20% of ordinary REIT dividends from taxable income for the taxable years beginning after December 31, 2017 and ending before January 1, 2026 (as discussed above). The TCJA will also limit the utilization of net operating loss carryforwards generally incurred after December 31, 2017 by a REIT and any TRS of a REIT to 80% of taxable income in the taxable year in which the carryforward is applied. This could cause a REIT in certain circumstances to have greater taxable income and thus increase the amount of distributions needed to satisfy the 90% distribution requirement and avoid incurring REIT-level tax. The TCJA also provides a new limitation on the deduction of “business interest” (i.e., interest paid or accrued on indebtedness allocable to a trade or business). A taxpayer engaged in certain businesses relating to real property may elect out of the business interest provision; however, the requirements of this election may be onerous to implement and would require the REIT to utilize potentially disadvantageous depreciation methods on some or all of its assets, including certain “qualified improvement property.” We will determine whether or not to make such an election in its sole discretion and based on all the facts and circumstances.

Legislative or other actions affecting REITs or other entities could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury (the “Treasury”). Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to us and our investors of such qualification.

Risks Related to Ownership of our Securities

The market price and trading volume of our securities may be volatile.

The market price of our securities may be volatile, and the trading volume in our securities may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the market price of our securities or result in fluctuations in the price or trading volume of our securities include:

•	actual or anticipated variations in our quarterly results of operations or distributions;
•	changes in our funds from operations or earnings estimates;
•	publication of research reports about us or the real estate or retail industries;
•	increases in market interest rates that may cause purchasers of our securities to demand a higher yield;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional debt we may incur in the future;
•	actions by ESL or FCM and/or Fairholme Clients, or by institutional shareholders;
•	speculation in the press or investment community about our company or industry or the economy in general;
•	adverse performance by Sears Holdings, our largest tenant;
•	the occurrence of any of the other risk factors presented in this filing;
•	specific real estate market and real estate economic conditions; and
•	general market and economic conditions.

We have issued Series A Preferred Shares, which, along with future offerings of debt or preferred equity securities, rank senior to our common shares for purposes of distributions or upon liquidation, may adversely affect the market price of our common shares.

We have issued 2,800,000 Series A Cumulative Redeemable Preferred Shares, which are senior to our common shares for purposes of distributions or upon liquidation. The Series A Preferred Shares may limit our ability to make distributions to holders of our common shares.

In the future, we may attempt to increase our capital resources by making additional offerings of debt or preferred equity securities, including medium-term notes, trust preferred securities, senior or subordinated notes and preferred shares. Upon liquidation, holders of our debt securities, Series A Preferred Shares and any additional preferred shares and lenders with respect to other borrowings may receive distributions of our available assets prior to the holders of our common shares. Any additional equity offerings may dilute the holdings of our existing shareholders or reduce the market price of our common shares, or both. Holders of our common shares are not entitled to preemptive rights or other protections against dilution, and will have no voting rights in connection with the issuance of these securities. Our Series A Preferred Shares have, and any additional preferred shares of beneficial interest issued could have, a preference on liquidating distributions or a preference on distribution payments that could limit our ability to make a distribution to the holders of our common shares. Since our decision to issue securities in any future offering will depend in part on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, our shareholders bear the risk of our future offerings reducing the market price of our common shares and diluting their holdings in us.

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

The Series A Preferred Shares have not been rated.

The Series A Preferred Shares have not been rated, and may never be rated, by any nationally recognized statistical rating organization, which may negatively affect their market value and your ability to sell such shares. It is possible, however, that one or more rating agencies might independently determine to assign a rating to the Series A Preferred Shares or that we may elect to obtain a rating of the Series A Preferred Shares in the future. Furthermore, we may elect to issue other securities for which we may seek to obtain a rating. If any ratings are assigned to the Series A Preferred Shares in the future or if we issue other securities with a rating, such ratings, if they are lower than market expectations or are subsequently lowered or withdrawn, could adversely affect the market for or the market value of the Series A Preferred Shares. Ratings only reflect the views of the issuing rating agency or agencies, and such ratings could at any time be revised downward or withdrawn entirely at the discretion of the issuing rating agency. Any such downward revision or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Shares. Further, a rating is not a recommendation to purchase, sell or hold any particular security, including the Series A Preferred Shares. In addition, ratings do not reflect market prices or suitability of a security for a particular investor and any future rating of the Series A Preferred Shares may not reflect all risks related to us and our business, or the structure or market value of the Series A Preferred Shares.

The Series A Preferred Shares are a new issue of securities, and an active trading market may not develop or, even if it does develop, may not continue, which may negatively affect the market value of, and the ability of holders of our Series A Preferred Shares to transfer or sell, their shares.

The Series A Preferred Shares are a new issue of securities. Since the Series A Preferred Shares have no stated maturity date, investors seeking liquidity will be limited to selling their shares in the secondary market. The Series A Preferred Shares are listed on the NYSE under the symbol “SRG PrA,” but there can be no assurance that an active trading market on the NYSE for the Series A Preferred Shares will develop or continue, in which case the market price of the Series A Preferred Shares could be materially and adversely affected and the ability to transfer or sell Series A Preferred Shares would be limited. The market price of the shares will depend on many factors, including:

•	prevailing interest rates;
•	the market for similar securities;
•	investors’ perceptions of us;
•	our issuance of additional preferred equity or indebtedness;
•	general economic and market conditions; and
•	our financial condition, results of operations, business and prospects.

The Series A Preferred Shares are subordinate in right of payment to our existing and future debt, and your interests could be diluted by the issuance of additional preferred shares, including additional Series A Preferred Shares, and by other transactions.

The Series A Preferred Shares rank junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay dividends to preferred shareholders. As of December 31, 2017, our total indebtedness was approximately $1.36 billion. In addition, we may incur additional indebtedness in the future. Our declaration of trust currently authorizes the issuance of up to 10,000,000 shares of preferred shares in one or more classes or series. Our board of trustees has the power to reclassify unissued common shares and preferred shares and to amend our declaration of trust, without any action by our shareholders, to increase the aggregate number of shares of beneficial interest of any class or series, including preferred shares, that we are authorized to issue. The issuance of additional preferred shares on parity with or senior to the Series A Preferred Shares with respect to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up would dilute the interests of the holders of the Series A Preferred Shares, and any issuance of preferred shares senior to the Series A Preferred Shares or of additional indebtedness could adversely affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Shares. Other than the limited conversion right afforded to holders of Series A Preferred Shares that may occur in connection with a Change of Control, none of the provisions relating to the Series A Preferred Shares contain any provisions relating to or limiting our indebtedness or affording the holders of the Series A Preferred Shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of the Series A Preferred Shares, so long as the rights of holders of the Series A Preferred Shares are not materially and adversely affected.

Dividends on our preferred shares, including the Series A Preferred Shares, are discretionary. We cannot guarantee that we will be able to pay dividends in the future or what the actual dividends will be for any future period.

Future dividends on our preferred shares, including the Series A Preferred Shares, will be authorized by our board of trustees and declared by us at the discretion of our board of trustees and will depend on, among other things, our results of operations, cash flow from operations, financial condition and capital requirements, any debt service requirements and any other factors our board of trustees deems relevant. Accordingly, we cannot guarantee that we will be able to make cash dividends on our preferred shares or what the actual dividends will be for any future period. However, until we declare payment and pay or set apart the accrued dividends on the Series A Preferred Shares, our ability to pay dividends and make other distributions on our common shares and non-voting shares (including redemptions) will be limited by the terms of the Series A Preferred Shares.

Holders of Series A Preferred Shares will have limited voting rights.

Holders of the Series A Preferred Shares have limited voting rights. Our common shares and our non-economic shares are currently the only shares of beneficial interest of our company with full voting rights. Voting rights for holders of Series A Preferred Shares exist primarily with respect to the right to elect two additional trustees to our board of trustees in the event that six quarterly dividends (whether or not consecutive) payable on the Series A Preferred Shares are in arrears, and with respect to voting on amendments to our declaration of trust or articles supplementary relating to the Series A Preferred Shares that would materially and adversely affect the rights of holders of the Series A Preferred Shares or create additional classes or series of our shares that are senior to the Series A Preferred Shares with respect to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up of our affairs. Other than in limited circumstances, holders of Series A Preferred Shares will not have any voting rights.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the SEC as of the date of this Annual Report.

ITEM 2.	PROPERTIES

As of December 31, 2017, our portfolio included 230 Wholly Owned Properties totaling approximately 35.2 million square feet of GLA across 49 states and Puerto Rico, and 50% interests in 23 JV Properties totaling over 4.2 million square feet of GLA across 13 states.  The following tables set forth certain information regarding our Wholly Owned Properties and JV Properties based on signed leases as of December 31, 2017, including signed but not yet open leases (“SNO leases”):

Wholly Owned Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Not Leased	Significant Third Party Tenants (3)	Leased (3)
1	Anchorage	AK	(4)	Sears	257,800	124,700	122,200	10,900	Guitar Center, Lands' End, Nordstrom Rack, Safeway	95.8%
2	Cullman	AL	(5)	n/a	99,000	—	88,500	10,500	Bargain Hunt, Tractor Supply, Planet Fitness	89.4%
3	North Little Rock	AR	(4)	Sears	185,700	179,400	6,300	—	Longhorn Steakhouse	100.0%
4	Russellville	AR	50%	Kmart	88,000	88,000	—	—	n/a	100.0%
5	Flagstaff	AZ	50%	Sears	66,200	66,200	—	—	n/a	100.0%
6	Mesa	AZ	50%	Sears	121,900	121,900	—	—	n/a	100.0%
7	Peoria	AZ	n/a	n/a	104,400	—	104,400	—	At Home	100.0%
8	Phoenix	AZ	50%	Sears	144,200	144,200	—	—	n/a	100.0%
9	Phoenix	AZ	n/a	n/a	151,200	—	151,200	—	At Home	100.0%
10	Prescott	AZ	50%	Sears	102,300	102,300	—	—	n/a	100.0%
11	Sierra Vista	AZ	50%	Sears	94,700	94,700	—	—	n/a	100.0%
12	Sierra Vista	AZ	(5)	n/a	86,100	—	—	86,100	n/a	0.0%
13	Tucson	AZ	50%	Sears	250,100	199,500	50,600	—	Round One Entertainment	100.0%
14	Yuma	AZ	50%	Sears	90,400	90,400	—	—	n/a	100.0%
15	Antioch	CA	50%	Kmart	95,200	95,200	—	—	n/a	100.0%
16	Big Bear Lake	CA	50%	Kmart	80,400	69,300	5,600	5,500	Subway, Wells Fargo Bank	93.2%
17	Carson	CA	(4)	n/a	182,900	—	101,200	81,700	Burlington Stores, Chipotle, Jersey Mike’s, Ross Dress for Less, Smash Burger	55.3%
18	Chula Vista	CA	50%	Sears	250,100	250,100	—	—	n/a	100.0%
19	Citrus Heights	CA	50%	Sears	289,500	280,700	8,800	—	Lands' End	100.0%
20	Delano	CA	50%	Kmart	86,100	86,100	—	—	n/a	100.0%
21	El Cajon	CA	50%	Sears	286,500	243,600	42,900	—	Bob's Discount Furniture, Lands' End	100.0%
22	El Centro	CA	50%	Sears	139,700	139,700	—	—	n/a	100.0%
23	Fairfield	CA	(4)	Sears	164,200	131,200	33,000	—	Dave & Busters, Lands' End	100.0%
24	Florin	CA	50%	Sears	272,700	272,700	—	—	n/a	100.0%
25	Fresno	CA	50%	Sears	217,600	174,200	43,400	—	Ross Dress for Less, dd's Discounts	100.0%
26	McKinleyville	CA	50%	Kmart	94,800	94,800	—	—	n/a	100.0%
27	Merced	CA	50%	Sears	92,600	92,600	—	—	n/a	100.0%
28	Montclair	CA	50%	Sears	174,700	174,700	—	—	n/a	100.0%
29	Moreno Valley	CA	50%	Sears	169,400	169,400	—	—	n/a	100.0%
30	Newark	CA	50%	Sears	145,800	145,800	—	—	n/a	100.0%
31	North Hollywood	CA	(4)	Sears	166,800	87,000	74,900	4,900	Burlington Stores, Ross Dress for Less	97.1%
32	Palm Desert	CA	50%	Sears	136,500	136,500	—	—	n/a	100.0%
33	Ramona	CA	50%	Kmart	107,600	87,000	14,700	5,900	Dollar Tree	94.5%
34	Riverside	CA	50%	Sears	214,200	202,000	12,200	—	Bank of America	100.0%
35	Riverside	CA	(5)	n/a	132,600	—	38,100	94,500	Jack in the Box, Stater Brothers	28.7%
36	Roseville	CA	(4)	Sears	139,000	13,200	125,800	—	AAA, Cinemark, Lands' End, Round One Entertainment	100.0%
37	Salinas	CA	50%	Sears	133,000	133,000	—	—	n/a	100.0%
38	San Bernardino	CA	100%	Sears	264,700	264,700	—	—	n/a	100.0%
39	San Bruno	CA	50%	Sears	276,600	267,900	8,700	—	Lands' End	100.0%
40	San Diego	CA	(4)	n/a	226,200	—	20,200	206,000	n/a	8.9%

Wholly Owned Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Not Leased	Significant Third-Party Tenants (3)	Leased (3)
41	San Jose	CA	50%	Sears	262,500	262,500	—	—	n/a	100.0%
42	Santa Cruz	CA	(4)	Sears	123,800	63,300	48,900	11,600	TJ Maxx	90.6%
43	Santa Maria	CA	50%	Sears	108,600	108,600	—	—	n/a	100.0%
44	Santa Monica	CA	(4)	Sears	117,800	112,000	5,800	—	n/a	100.0%
45	Santa Paula	CA	50%	Kmart	71,300	71,300	—	—	n/a	100.0%
46	Temecula	CA	(4)	Sears	115,700	67,000	48,700	—	Round One Entertainment	100.0%
47	Thousand Oaks	CA	50%	Sears	164,000	50,300	113,700	—	Dave & Busters, DSW, Nordstrom Rack	100.0%
48	Ventura	CA	50%	Sears	178,600	171,900	6,700	—	Lands' End	100.0%
49	Visalia	CA	50%	Sears	75,600	75,600	—	—	n/a	100.0%
50	West Covina	CA	50%	Sears	142,000	142,000	—	—	n/a	100.0%
51	Westminster	CA	(4)	Sears	197,900	197,900	—	—	n/a	100.0%
52	Lakewood	CO	50%	Sears	153,000	153,000	—	—	n/a	100.0%
53	Thornton	CO	(5)	n/a	186,800	—	57,000	129,800	Vasa Fitness	30.5%
54	Waterford	CT	50%	Sears	149,300	141,800	7,500	—	Lands' End	100.0%
55	West Hartford	CT	(4)	n/a	163,700	—	97,000	66,700	buybuy Baby, Cost Plus World Market, Olive Garden, REI, Saks OFF Fifth, Shake Shack	59.3%
56	Rehoboth Beach	DE	(4)	Kmart	123,300	65,200	58,100	—	andThat!, Chick-Fil-A, PetSmart	100.0%
57	Boca Raton	FL	(4)	Sears	178,500	167,600	10,900	—	Lands' End, Washington Mutual	100.0%
58	Bradenton	FL	50%	Sears	99,900	99,900	—	—	n/a	100.0%
59	Bradenton	FL	50%	Kmart	82,900	82,900	—	—	n/a	100.0%
60	Clearwater	FL	50%	Sears	211,200	129,700	81,500	—	Lands' End, Nordstrom Rack, Whole Foods	100.0%
61	Doral	FL	50%	Sears	212,900	212,900	—	—	n/a	100.0%
62	Ft. Myers	FL	50%	Sears	146,800	146,800	—	—	n/a	100.0%
63	Gainesville	FL	50%	Sears	140,500	140,500	—	—	n/a	100.0%
64	Hialeah	FL	50%	Sears	197,400	184,400	13,000	—	Forever 21, Goodwill	100.0%
65	Hialeah	FL	(4)	n/a	100,600	—	74,700	25,900	Aldi, Bed, Bath & Beyond, Ross Dress for Less	74.3%
66	Kissimmee	FL	(5)	n/a	148,900	—	36,400	112,500	Big Lots	24.4%
67	Lakeland	FL	50%	Sears	156,200	156,200	—	—	n/a	100.0%
68	Melbourne	FL	50%	Sears	102,600	102,600	—	—	n/a	100.0%
69	Miami	FL	(4)	n/a	173,300	—	—	173,300	n/a	0.0%
70	Miami	FL	100%	Sears	170,100	170,100	—	—	n/a	100.0%
71	North Miami	FL	(4)	n/a	119,900	—	119,900	—	Aldi, Burlington Stores, Michaels Stores, PetSmart, Ross Dress for Less	100.0%
72	Ocala	FL	50%	Sears	146,200	146,200	—	—	n/a	100.0%
73	Orange Park	FL	n/a	n/a	87,400	—	87,400	—	Freddy's Frozen Custard, Old Time Pottery	100.0%
74	Orlando	FL	(4)	n/a	130,400	—	114,200	16,200	Floor & Décor, Longhorn Steakhouse, Olive Garden, Orchard Supply Hardware	87.6%
75	Panama City	FL	50%	Sears	139,300	139,300	—	—	n/a	100.0%
76	Pensacola	FL	50%	Sears	212,300	212,300	—	—	n/a	100.0%
77	Plantation	FL	(4)	Sears	201,600	153,600	48,000	—	GameTime	100.0%
78	Sarasota	FL	(5)	n/a	204,500	—	—	204,500	n/a	0.0%
79	St. Petersburg	FL	50%	Kmart	120,600	120,600	—	—	n/a	100.0%
80	St. Petersburg	FL	(4)	n/a	147,800	—	138,600	9,200	Chili's Grill & Bar, Dick's Sporting Goods, Five Below, Longhorn Steakhouse, Lucky's Market, PetSmart, Pollo Tropical	93.8%
81	Savannah	GA	100%	Sears	167,300	155,700	11,600	—	Golden Corral	100.0%
82	Honolulu	HI	(4)	n/a	128,900	—	128,900	—	Long's Drugs (CVS), PetSmart, Ross Dress for Less	100.0%
83	Algona	IA	50%	Kmart	99,300	99,300	—	—	n/a	100.0%

Wholly Owned Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Not Leased	Significant Third Party Tenants (3)	Leased (3)
84	Cedar Rapids	IA	50%	Sears	146,000	141,100	4,900	—	Lands' End	100.0%
85	Charles City	IA	50%	Kmart	96,600	96,600	—	—	n/a	100.0%
86	Webster City	IA	50%	Kmart	40,800	40,800	—	—	n/a	100.0%
87	Boise	ID	50%	Sears	123,600	123,600	—	—	n/a	100.0%
88	Chicago	IL	50%	Sears	356,700	356,700	—	—	n/a	100.0%
89	Chicago	IL	(5)	n/a	293,700	—	—	293,700	n/a	0.0%
90	Chicago	IL	(5)	n/a	168,500	—	25,700	142,800	China Town Buffet, Chuck E Cheese	15.3%
91	Homewood	IL	n/a	n/a	196,100	—	196,100	—	Wal-Mart	100.0%
92	Joliet	IL	50%	Sears	204,600	204,600	—	—	n/a	100.0%
93	Lombard	IL	n/a	n/a	139,300	—	139,300	—	The Dump	100.0%
94	Moline	IL	50%	Kmart	123,700	120,500	—	3,200	n/a	97.4%
95	North Riverside	IL	(4)	Sears	203,000	157,900	45,100	—	Round One Entertainment	100.0%
96	Orland Park	IL	(4)	Sears	199,600	146,600	53,000	—	AMC, Lands' End	100.0%
97	Springfield	IL	(5)	n/a	133,400	—	88,200	45,200	Binny's Beverage Depot, Burlington Stores, Orange Theory Fitness, Outback Steakhouse	66.1%
98	Steger	IL	50%	Kmart	87,400	87,400	—	—	n/a	100.0%
99	Elkhart	IN	(5)	n/a	86,600	—	86,600	—	Big R Stores	100.0%
100	Ft. Wayne	IN	(4)	Sears	231,900	213,500	18,400	—	Chick-Fil-A, Lands' End, BJ's Brewhouse	100.0%
101	Merrillville	IN	(5)	n/a	170,900	—	154,300	16,600	At Home, Dollar Tree, Powerhouse Gym, Sherwin-Williams	90.3%
102	Leavenworth	KS	(5)	n/a	83,600	—	—	83,600	n/a	0.0%
103	Overland Park	KS	(5)	n/a	215,000	—	—	215,000	n/a	0.0%
104	Hopkinsville	KY	(5)	n/a	93,000	—	—	93,000	n/a	0.0%
105	Owensboro	KY	(5)	n/a	68,300	—	—	68,300	n/a	0.0%
106	Paducah	KY	(5)	n/a	97,300	—	41,000	56,300	Burlington Stores	42.1%
107	Houma	LA	(5)	n/a	101,400	—	4,700	96,700	Meineke Car Care	4.6%
108	Lafayette	LA	(5)	n/a	194,900	—	—	194,900	n/a	0.0%
109	New Iberia	LA	(5)	n/a	89,200	—	46,600	42,600	Rouse Supermarkets	52.2%
110	Braintree	MA	(4)	n/a	84,900	—	84,900	—	Nordstrom Rack, Saks Off 5th, Ulta Beauty	100.0%
111	Saugus	MA	(4)	Sears	210,700	139,400	11,700	59,600	Lands' End	71.7%
112	Bowie	MD	(4)	Sears	131,000	123,500	7,500	—	BJ's Brewhouse	100.0%
113	Cockeysville	MD	(4)(5)	n/a	122,800	—	46,300	76,500	HomeGoods, Michaels Stores	37.7%
114	Edgewater	MD	50%	Kmart	117,200	117,200	—	—	n/a	100.0%
115	Hagerstown	MD	(4)(5)	n/a	130,100	—	11,200	118,900	BJ's Brewhouse, Verizon	8.6%
116	Madawaska	ME	50%	Kmart	49,700	49,700	—	—	n/a	100.0%
117	Alpena	MI	(5)	n/a	118,200	—	—	118,200	n/a	0.0%
118	Jackson	MI	50%	Sears	152,700	144,200	8,500	—	Panera Bread, Pizza Hut	100.0%
119	Lincoln Park	MI	50%	Sears	301,700	297,900	3,800	—	Bank of America	100.0%
120	Manistee	MI	(5)	n/a	94,700	—	—	94,700	n/a	0.0%
121	Roseville	MI	(4)(5)	n/a	389,700	—	129,700	260,000	At Home, Diehard Auto Center, Red Robin	33.3%
122	Sault Ste. Marie	MI	(5)	n/a	92,700	—	—	92,700	n/a	0.0%
123	St. Clair Shores	MI	(4)	Kmart	122,200	15,000	107,200	—	Kroger	100.0%
124	Troy	MI	(4)	Sears	384,100	271,300	112,800	—	At Home, Krispy Kreme, Lands' End	100.0%
125	Ypsilanti	MI	n/a	n/a	99,400	—	99,400	—	At Home	100.0%
126	Burnsville	MN	(5)	n/a	161,700	—	—	161,700	n/a	0.0%

Wholly Owned Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Not Leased	Significant Third-Party Tenants (3)	Leased (3)
127	Detroit Lakes	MN	(5)	n/a	87,100	—	8,000	79,100	Hometown Dealer	9.2%
128	Maplewood	MN	50%	Sears	174,900	168,500	6,400	—	Lands' End	100.0%
129	St. Paul	MN	100%	Sears	217,900	216,300	1,600	—	n/a	100.0%
130	Cape Girardeau	MO	50%	Kmart	82,600	37,600	45,000	—	Orscheln Farm and Home	100.0%
131	Florissant	MO	(4)	Kmart	124,000	114,700	9,300	—	Chick-Fil-A	100.0%
132	Jefferson City	MO	(5)	n/a	97,700	—	97,700	—	Orscheln Farm and Home, Ruby Tuesday	100.0%
133	Springfield	MO	n/a	n/a	112,900	—	112,900	—	At Home	100.0%
134	Columbus	MS	50%	Kmart	166,700	117,100	45,400	4,200	Bargain Hunt	97.5%
135	Havre	MT	50%	Kmart	94,700	94,700	—	—	n/a	100.0%
136	Asheville	NC	50%	Sears	240,700	232,400	8,300	—	Lands' End	100.0%
137	Concord	NC	(5)	n/a	171,300	—	33,800	137,500	Sears Outlet	19.7%
138	Greensboro	NC	n/a	n/a	171,600	—	171,600	—	Floor & Décor, Gabriel Brothers, Sears Outlet	100.0%
139	Minot	ND	50%	Kmart	110,400	108,100	2,300	—	US Bank	100.0%
140	Kearney	NE	(5)	n/a	80,000	—	38,000	42,000	Marshall's, PetSmart	47.5%
141	Manchester	NH	50%	Sears	144,100	135,100	9,000	—	Lands' End	100.0%
142	Nashua	NH	50%	Sears	167,100	159,500	7,600	—	Lands' End	100.0%
143	Portsmouth	NH	50%	Sears	127,000	120,100	6,900	—	Lands' End	100.0%
144	Salem	NH	(4)	Sears	250,500	119,000	131,500	—	Cinemark, Dick's Sporting Goods, Lands' End	100.0%
145	Middletown	NJ	100%	n/a	199,600	—	199,600	—	Investors Bank, ShopRite, Wendy's	100.0%
146	Watchung	NJ	(4)	n/a	126,700	—	90,000	36,700	Cinemark, HomeGoods, Sierra Trading Post, Ulta Beauty	71.0%
147	Deming	NM	(5)	n/a	96,600	—	—	96,600	n/a	0.0%
148	Farmington	NM	50%	Kmart	90,700	90,700	—	—	n/a	100.0%
149	Hobbs	NM	50%	Kmart	88,900	88,900	—	—	n/a	100.0%
150	Henderson	NV	(5)	n/a	124,800	—	124,800	—	At Home, Seafood City	100.0%
151	Las Vegas	NV	(4)	Sears	150,200	107,700	42,500	—	Round One Entertainment	100.0%
152	Reno	NV	50%	Sears	198,800	157,500	41,300	—	Round One Entertainment	100.0%
153	Albany	NY	(4)(5)	n/a	277,900	—	41,200	236,700	BJ's Brewhouse, Whole Foods	14.8%
154	Clay	NY	50%	Sears	146,500	138,000	8,500	—	Lands' End	100.0%
155	East Northport	NY	(5)	n/a	179,700	—	87,000	92,700	24 Hour Fitness, AMC	48.4%
156	Hicksville	NY	(4)	Sears	362,500	292,100	70,400	—	24 Hour Fitness, Chase Bank, Chipotle, Citigroup, Lands' End, Red Lobster, TD Bank	100.0%
157	Johnson City	NY	(5)	n/a	155,100	—	—	155,100	n/a	0.0%
158	Olean	NY	(4)(5)	n/a	118,000	—	20,000	98,000	Marshall's	16.9%
159	Rochester	NY	50%	Sears	128,500	128,500	—	—	n/a	100.0%
160	Sidney	NY	50%	Kmart	94,400	94,400	—	—	n/a	100.0%
161	Victor	NY	50%	Sears	123,000	115,300	7,700	—	Lands' End	100.0%
162	Yorktown Heights	NY	(4)	Sears	160,000	115,100	44,900	—	24 Hour Fitness, Lands' End	100.0%
163	Canton	OH	(4)	Sears	219,400	177,700	41,700	—	Dave & Busters, Lands' End	100.0%
164	Chapel Hill	OH	(5)	n/a	193,100	—	—	193,100	n/a	0.0%
165	Dayton	OH	(4)	Sears	180,900	157,800	15,900	7,200	Lands' End, Outback Steakhouse	96.0%
166	Kenton	OH	(5)	n/a	96,100	—	—	96,100	n/a	0.0%
167	Marietta	OH	50%	Kmart	87,500	87,500	—	—	n/a	100.0%
168	Mentor	OH	(5)	n/a	208,700	—	—	208,700	n/a	0.0%
169	Middleburg Heights	OH	(5)	n/a	351,600	—	—	351,600	n/a	0.0%

Wholly Owned Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Not Leased	Significant Third-Party Tenants (3)	Leased (3)
170	North Canton	OH	50%	Kmart	87,100	84,200	2,900	—	Burger King	100.0%
171	Tallmadge	OH	50%	Kmart	84,200	84,200	—	—	n/a	100.0%
172	Toledo	OH	(5)	n/a	209,900	—	—	209,900	n/a	0.0%
173	Muskogee	OK	(5)	n/a	87,500	—	—	87,500	n/a	0.0%
174	Oklahoma City	OK	50%	Sears	223,700	173,700	50,000	—	Vasa Fitness	100.0%
175	Tulsa	OK	n/a	n/a	87,200	—	87,200	—	Long John Silver's, Hobby Lobby	100.0%
176	Happy Valley	OR	50%	Sears	144,300	137,900	6,400	—	Lands' End	100.0%
177	The Dalles	OR	50%	Kmart	87,100	87,100	—	—	n/a	100.0%
178	Carlisle	PA	50%	Kmart	117,800	117,800	—	—	n/a	100.0%
179	Columbia	PA	50%	Kmart	86,700	86,700	—	—	n/a	100.0%
180	King Of Prussia (6)	PA	n/a	n/a	210,900	—	205,900	5,000	Dick's Sporting Goods, Primark, Outback Steakhouse, Yardhouse	97.6%
181	Lebanon	PA	50%	Kmart	117,200	117,200	—	—	n/a	100.0%
182	Mount Pleasant	PA	(5)	n/a	83,500	—	—	83,500	n/a	0.0%
183	Walnutport	PA	50%	Kmart	121,200	121,200	—	—	n/a	100.0%
184	York	PA	(5)	n/a	82,000	—	—	82,000	n/a	0.0%
185	Bayamon	PR	50%	Kmart	115,200	115,200	—	—	n/a	100.0%
186	Caguas	PR	50%	Sears	138,700	138,700	—	—	n/a	100.0%
187	Carolina	PR	50%	Sears	198,000	198,000	—	—	n/a	100.0%
188	Guaynabo	PR	(4)	Kmart	217,100	57,700	149,400	10,000	Capri, McDonald's, Planet Fitness, Supermercado Amigo, Ocean Garden Buffet	95.4%
189	Mayaguez	PR	50%	Kmart	118,200	118,200	—	—	n/a	100.0%
190	Ponce	PR	50%	Kmart	126,900	126,900	—	—	n/a	100.0%
191	Warwick	RI	(4)(5)	n/a	211,700	—	191,200	20,500	At Home, BJ's Brewhouse, Chuck E Cheese, Raymour & Flanigan, Wendy’s	90.3%
192	Anderson	SC	(4)	n/a	117,100	—	117,100	—	Burlington Stores, Gold's Gym, Sportsman's Warehouse	100.0%
193	Charleston	SC	(4)	n/a	127,500	—	59,700	67,800	Burlington Stores, Carrabba’s Italian Grill	46.8%
194	Rock Hill	SC	50%	Kmart	89,300	89,300	—	—	n/a	100.0%
195	Sioux Falls	SD	(5)	n/a	72,500	—	—	72,500	n/a	0.0%
196	Cordova	TN	50%	Sears	160,900	156,100	4,800	—	Lands' End	100.0%
197	Memphis	TN	(4)	n/a	112,700	—	88,200	24,500	LA Fitness, Hopdoddy, Nordstrom Rack, Ulta Beauty	78.3%
198	Austin	TX	(4)	Sears	172,000	127,000	45,000	—	AMC	100.0%
199	Dallas	TX	50%	Sears	205,300	205,300	—	—	n/a	100.0%
200	El Paso	TX	(5)	n/a	112,100	—	8,400	103,700	n/a	7.5%
201	Friendswood	TX	(5)	n/a	166,000	—	—	166,000	n/a	0.0%
202	Harlingen	TX	(5)	n/a	91,700	—	—	91,700	n/a	0.0%
203	Houston	TX	50%	Sears	214,400	209,500	4,900	—	Lands' End	100.0%
204	Houston	TX	n/a	n/a	134,000	—	134,000	—	At Home	100.0%
205	Ingram	TX	50%	Sears	168,400	168,400	—	—	n/a	100.0%
206	Irving	TX	50%	Sears	83,200	79,500	—	3,700	n/a	95.6%
207	San Antonio	TX	(4)	Sears	213,000	187,800	20,600	4,600	Jared the Galleria of Jewelry, Long Horn Steakhouse, Orvis, Shake Shack	97.8%
208	Shepherd	TX	50%	Sears	201,700	201,700	—	—	n/a	100.0%
209	Valley View	TX	(4)	Sears	235,000	229,200	5,800	—	Jared the Galleria of Jewelry	100.0%
210	Westwood	TX	(5)	n/a	213,600	—	—	213,600	n/a	0.0%
211	Layton	UT	(5)	n/a	176,900	—	61,800	115,100	Arby's, Vasa Fitness	34.9%

Wholly Owned Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Not Leased	Significant Third-Party Tenants (3)	Leased (3)
212	West Jordan	UT	(4)	Sears	193,500	137,400	46,600	9,500	Burlington Stores	95.1%
213	Alexandria	VA	50%	Sears	262,100	252,500	9,600	—	Lands' End	100.0%
214	Chesapeake	VA	50%	Sears	169,400	169,400	—	—	n/a	100.0%
215	Fairfax	VA	(4)	Sears	220,700	104,400	55,100	61,200	Dave & Busters, Lands' End, Seasons 52	72.3%
216	Hampton	VA	50%	Sears	245,000	245,000	—	—	n/a	100.0%
217	Virginia Beach	VA	50%	Sears	197,300	86,900	110,400	—	BB&T, DSW, The Fresh Market, Nordstrom Rack, REI, Smokey Bones	100.0%
218	Warrenton	VA	50%	Sears	121,100	92,100	29,000	—	HomeGoods, Lands' End	100.0%
219	Redmond	WA	(4)	Sears	267,400	255,900	11,500	—	Lands' End, Red Robin	100.0%
220	Vancouver	WA	50%	Sears	129,700	124,900	4,800	—	Lands' End	100.0%
221	Yakima	WA	(5)	n/a	97,300	—	—	97,300	n/a	0.0%
222	Greendale	WI	(5)	n/a	187,500	—	106,600	80,900	Dick's Sporting Goods, Round One Entertainment	56.9%
223	Madison	WI	(4)	Sears	142,400	88,100	54,300	—	Dave & Busters, Total Wine & More	100.0%
224	Platteville	WI	(5)	n/a	94,800	—	—	94,800	n/a	0.0%
225	Charleston	WV	50%	Kmart	105,600	105,600	—	—	n/a	100.0%
226	Elkins	WV	(5)	n/a	99,600	—	—	99,600	n/a	0.0%
227	Scott Depot	WV	50%	Kmart	89,800	89,800	—	—	n/a	100.0%
228	Casper	WY	50%	Kmart	91,400	91,300	100	—	n/a	100.0%
229	Gillette	WY	50%	Kmart	94,600	94,600	—	—	n/a	100.0%
230	Riverton	WY	(5)	n/a	94,800	—	—	94,800	n/a	0.0%
	Total - Wholly-Owned Properties				35,159,000	20,703,900	7,130,200	7,324,900		79.2%

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

(3)	Based on signed leases as of December 31, 2017, including SNO leases.
(4)	As of December 31, 2017, the Company had exercised certain recapture rights with respect to this property.
(5)	As of December 31, 2017, Sears Holdings had exercised its termination rights with respect to this property.
(6)	Property is subject to a ground lease.

JV Properties
			Recapture		GLA (3)
	City	State	Rights (1)(2)	Sears or Kmart	Total	Sears Holdings	Third Parties	Not Leased	Third Party Tenants (3)	Leased (3)
1	Northridge	CA	50%	Sears	291,800	206,600	85,200	—	Ashley Furniture, Dick's Sporting Goods	100.0%
2	Altamonte Springs	FL	50%	Sears	214,400	205,600	8,800	—	Seasons 52	100.0%
3	Naples	FL	50%	Sears	161,800	151,800	10,000	—	n/a	100.0%
4	Atlanta	GA	50%	Sears	226,400	218,800	7,600	—	Lands' End	100.0%
5	Natick (5)	MA	(4)	Sears	190,800	136,200	54,600	—	Dave & Busters, Lands' End	100%
6	Wayne	NJ	(4)	Sears	281,200	126,400	92,000	62,800	Cinemark, Dave & Busters	77.7%
7	Norman (5)	OK	50%	Sears	66,800	66,800	—	—	n/a	100%
8	Frisco	TX	50%	Sears	163,000	163,000	—	—	n/a	100%
9	Lynnwood	WA	(4)	Sears	177,800	—	—	177,800	n/a	0%
10	Chandler	AZ	50%	Sears	141,600	141,600	—	—	n/a	100%
11	Glendale	AZ	50%	Sears	125,000	125,000	—	—	n/a	100%
12	Cerritos	CA	50%	Sears	277,600	277,600	—	—	n/a	100%
13	Modesto	CA	50%	Sears	148,600	148,600	—	—	n/a	100%
14	Danbury	CT	50%	Sears	178,400	108,400	70,000	—	Primark	100%
15	Deptford	NJ	50%	Sears	195,000	183,800	11,200	—	Lands' End, Republic Bank	100%
16	Freehold	NJ	50%	Sears	138,800	72,200	66,600	—	Primark	100%
17	Portland	OR	50%	Sears	220,000	205,800	14,200	—	Lands' End	100%
18	Lubbock	TX	50%	Sears	150,600	150,600	—	—	n/a	100%
19	Santa Rosa	CA	50%	Sears	165,400	161,600	3,800	—	Lands' End	100%
20	Ann Arbor	MI	50%	Sears	170,600	156,400	14,200	—	Lands' End	100%
21	Nanuet	NY	50%	Sears	221,400	213,800	7,600	—	Lands' End	100%
22	Tulsa	OK	50%	Sears	150,200	150,200	—	—	n/a	100%
23	Austin	TX	50%	Sears	164,600	164,600	—	—	n/a	100%
	Total - JV Properties				4,221,800	3,535,400	445,800	240,600		94.3%

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
(3) Based on signed leases as of December 31, 2017, including SNO leases.
(4) As of December 31, 2017, the JVs had exercised certain recapture rights with respect to this property or announced plans to exercise such rights according to a specific schedule.
(5) Property is subject to a lease or ground lease.

253	Grand Total - All Properties				39,380,800	24,239,300	7,576,000	7,565,500		80.8%
253	Grand Total - All Properties (at share)				37,269,900	22,471,600	7,353,100	7,445,200		80.0%

The following table sets forth information regarding the geographic diversification of our portfolio, with JV Properties presented at our proportional share, based on signed leases as of December 31, 2017, including SNO leases:

(in thousands except property count and PSF data)
	Number of	Annual	% of Total	Rent
State	Properties	Rent	Annual Rent	PSF
California	41	$45,089	21.0%	$6.90
Florida	26	24,287	11.3%	6.36
New York	11	13,061	6.1%	7.03
Texas	16	10,509	4.9%	4.29
Illinois	11	9,050	4.2%	4.30
New Jersey	5	8,568	4.0%	13.51
Virginia	6	8,135	3.8%	6.69
Pennsylvania	7	7,027	3.3%	8.58
Puerto Rico	6	7,023	3.3%	7.68
Arizona	12	6,688	3.1%	5.17
Total Top 10	141	$139,437	65.0%	$6.44
Other (1)	112	75,239	35.0%	9.20
Total	253	$214,676	100.0%	$7.20

(1)	Includes 40 states.

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

As of December 31, 2017, the Company had exercised certain recapture rights at 56 properties:

Property	Recapture Type	Notice Date(s)
Anchorage, AK	100%	December 2017
Boca Raton, FL	100%	December 2017
Westminster, CA	100%	December 2017
Hicksville, NY	100%	December 2017
Orland Park, IL	100% (1)	December 2017
Florissant, MO	Out parcel	December 2017
Salem, NH	Out parcel	December 2017
Fairfield, CA	Partial	December 2017
Las Vegas, NV	Partial	December 2017
Plantation, FL	Partial	December 2017
Yorktown Heights	Partial	December 2017
Austin, TX	100% (1)	December 2017 / September2017
North Little Rock, AR	Auto Center	September 2017
Ft. Wayne, IN	Out parcel	September 2017
St. Clair Shores, MI	100%	September 2017
Redmond, WA	Auto Center	September 2017
Temecula, CA	Partial	June 2017
Roseville, CA	Auto center	June 2017
North Riverside, IL	Partial	June 2017
Watchung, NJ	100%	June 2017
Canton, OH	Partial	June 2017
Dayton, OH	Auto center	June 2017
Carson, CA	100% (1)	April 2017 / December 2016
San Diego, CA	100% (1)	April 2017
Aventura, FL	100%	April 2017
Hialeah, FL	100% (1)	April 2017
Anderson, SC	100% (1)	April 2017 / July 2016
Charleston, SC	100% (1)	April 2017 / October 2016
Valley View, TX	100%	April 2017
North Miami, FL	100%	March 2017
Cockeysville, MD	Partial	March 2017
Olean, NY	Partial	March 2017
Santa Cruz, CA	Partial	December 2016
Santa Monica, CA	100%	December 2016
Saugus, MA	Partial	December 2016
Guaynabo, PR	Partial	December 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
West Hartford, CT	100%	October 2016
Rehoboth Beach, DE	Partial	October 2016
St. Petersburg, FL	100%	October 2016
Warwick, RI	Auto center	October 2016
North Hollywood, CA	Partial	July 2016
Orlando, FL	100%	July 2016
Ft. Wayne, IN	Out parcel	July 2016
West Jordan, UT	Partial + auto center	July 2016
Madison, WI	Partial	July 2016
Bowie, MD	Auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Wayne, NJ (2)	Partial + auto center	May 2016
Albany, NY	Auto center	May 2016
Fairfax, VA	Partial + auto center	May 2016
San Antonio, TX	Auto center	March 2016
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015
Braintree, MA	100%	November 2015

(1)	In 2017, the Company converted partial recapture rights to 100% recapture rights and exercised such recapture rights.
(2)	In 2017, the Company contributed this asset to the GGP II JV and retained a 50% ownership interest.

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

As of December 31, 2017, Sears Holdings had terminated the Master Lease with respect to 56 stores totaling 7.4 million square feet of gross leasable area.  The aggregate base rent at these stores at the time of termination was approximately $23.6 million.  Sears Holdings continued to pay the Company rent until it vacated the stores and also paid aggregate termination fees of approximately $45.1 million, amounts equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expense.

As of December 31, 2017, the Company had announced redevelopment projects at 18 of the terminated properties and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears Holdings.

A summary of the termination properties is presented below:

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Cullman, AL	98,500	September 2016	January 2017	Q2 2017
Sierra Vista, AZ	86,100	September 2016	January 2017
Thornton, CO	190,200	September 2016	January 2017	Q1 2017
Chicago, IL	118,800	September 2016	January 2017
Springfield, IL	84,200	September 2016	January 2017	Q3 2016
Elkhart, IN	86,500	September 2016	January 2017	Q4 2016
Merrillville, IN	108,300	September 2016	January 2017	Q4 2016
Houma, LA	96,700	September 2016	January 2017
New Iberia, LA	91,700	September 2016	January 2017	Q2 2017
Alpena, MI	118,200	September 2016	January 2017
Manistee, MI	87,800	September 2016	January 2017
Sault Sainte Marie, MI	92,700	September 2016	January 2017
Kearney, NE	86,500	September 2016	January 2017	Q3 2016
Deming, NM	96,600	September 2016	January 2017
Harlingen, TX	91,700	September 2016	January 2017
Yakima, WA	97,300	September 2016	January 2017
Riverton, WY	94,800	September 2016	January 2017
Riverside, CA	94,500	January 2017	April 2017
Kissimmee, FL	112,505	January 2017	April 2017
Leavenworth, KS	76,853	January 2017	April 2017
Hopkinsville, KY	70,326	January 2017	April 2017
Paducah, KY	108,244	January 2017	April 2017	Q3 2017
Owensboro, KY	68,334	January 2017	April 2017
Detroit Lakes, MN	79,102	January 2017	April 2017
Jefferson City, MO	92,016	January 2017	April 2017	Q2 2017
Henderson, NV	122,823	January 2017	April 2017	Q1 2017
Concord, NC	137,499	January 2017	April 2017
Chapel Hill, OH	187,179	January 2017	April 2017
Kenton, OH	96,066	January 2017	April 2017
Muskogee, OK	87,500	January 2017	April 2017
Mount Pleasant, PA	83,536	January 2017	April 2017
Sioux Falls, SD	72,511	January 2017	April 2017
El Paso, TX	103,657	January 2017	April 2017
Layton, UT	90,010	January 2017	April 2017
Elkins, WV	94,885	January 2017	April 2017
Platteville, WI	94,841	January 2017	April 2017
Sarasota, FL	204,500	June 2017	October 2017
Chicago, IL	293,700	June 2017	October 2017
Overland Park, KS	215,000	June 2017	October 2017
Lafayette, LA	194,900	June 2017	October 2017
Cockeysville, MD	83,900	June 2017	October 2017	Q1 2017
Hagerstown, MD	107,300	June 2017	October 2017	Q1 2016
Roseville, MI	277,000	June 2017	October 2017	Q3 2016
Burnsville, MN	161,700	June 2017	October 2017
Albany, NY	216,200	June 2017	October 2017	Q1 2016
East Northport, NY	187,000	June 2017	October 2017	Q2 2017
Johnson City, NY	155,100	June 2017	October 2017
Olean, NY	75,100	June 2017	October 2017	Q1 2017
Mentor, OH	208,700	June 2017	October 2017
Middleburg Heights, OH	351,600	June 2017	October 2017
Toledo, OH	209,900	June 2017	October 2017
York, PA	82,000	June 2017	October 2017
Warwick, RI	169,200	June 2017	October 2017	Q3 2016 / Q3 2017
Greendale, WI	238,400	June 2017	October 2017	Q4 2017
Friendswood, TX	166,000	June 2017	November 2017 (1)
Westwood, TX	215,000	June 2017	January 2018 (1)
Total square feet	7,411,187

(1)	The Company and Sears Holdings agreed to extend occupancy beyond October 2017 under the existing Master Lease terms.

The JV Master Leases

The JV Master Leases are unitary, non-severable leases for all JV Properties in the applicable JV Master Lease and are generally triple net leases with respect to the space occupied by Sears Holdings, subject to Sears Holdings’ proportionate sharing of taxes and other operating expenses with respect to properties that have third-party tenants of the GGP JVs, the Simon JV and the Macerich JV, as applicable. The JV Master Leases each have an initial term of 10 years, and in each case Sears Holdings has three separate, consecutive five-year renewal options to extend the initial term. For each JV Master Lease in each of the initial and renewal terms, after the third lease year of the initial term, the annual base rent for the remainder of the term and all renewal terms will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year.

Each JV Master Lease provides the GGP JVs, the Simon JV and the Macerich JV, as applicable, with the right to recapture (without additional payment) up to approximately 50% of the space occupied by Sears Holdings under such JV Master Lease (subject to certain exceptions).  In addition, the GGP JVs, the Simon JV and the Macerich JV, as applicable, have the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the JV Properties, all outparcels or outlots, and certain portions of parking areas and common areas at the JV Properties (other than with respect to one property owned by the Macerich JV). The Simon JV has the additional right to recapture 100% of the space occupied by Sears Holdings at one of the JV Properties under its JV Master Lease for a termination fee as provided in such JV Master Lease.

Each JV Master Lease also provides Sears Holdings with the right to terminate the lease with respect to underperforming stores upon payment of a termination fee calculated as provided in the JV Master Lease.

Except with respect to the rent amounts and the properties covered, the general formats of the JV Master Leases are similar to one another and to the Master Lease.

Tenant Summary

The following table sets forth information regarding our tenants and our leases, with JV Properties presented at our proportional share, based on signed leases as of December 31, 2017, including SNO leases:

(in thousands except number of leases and PSF data)
	Number of	Leased	% of Total	Annual	% of Total	Annual
Tenant	Leases	GLA	Leased GLA	Rent	Annual Rent	Rent PSF
Sears Holdings (1)	170	22,471	75.4%	$102,645	47.8%	$4.57
In-Place Third-Party Leases	225	3,819	12.8%	48,624	22.6%	12.73
SNO Third-Party Leases	114	3,534	11.8%	63,407	29.6%	17.94
Sub-Total Third-Party Leases	339	7,353	24.6%	112,031	52.2%	15.24
Total	509	29,824	100.0%	$214,676	100.0%	$7.20

(1)	Leases reflects number of properties subject to the Master Lease and JV Master Leases.

The following table lists the top tenants at our properties, including JV Properties presented at our proportional share, based on signed leases as of December 31, 2017, including SNO leases:

(dollars in thousands)
	Number of	Annual	% of Total
Tenant	Leases	Rent	Annual Rent	Concepts/Brands
Sears Holdings (1)	170	$102,645	47.8%	Sears, Sears Auto Center, Kmart
Round One Entertainment	7	6,821	3.2%
Dave & Busters	7	6,328	2.9%
At Home	10	5,896	2.7%
Burlington Stores	8	5,204	2.4%
Cinemark	4	4,899	2.3%
Dick's Sporting Goods	5	4,640	2.2%
Nordstrom Rack	6	4,385	2.0%
AMC	3	4,202	2.0%
Primark	3	3,925	1.8%
Ross Dress for Less	7	3,652	1.7%	Ross Dress for Less, dd's Discounts
Lands' End (2)	44	3,643	1.7%
24 Hour Fitness	3	2,909	1.4%
TJX Companies	7	2,849	1.3%	TJ Maxx, Marshalls, HomeGoods, HomeSense, Sierra Trading Post
PetSmart	5	2,391	1.1%

(1)	Leases reflects number of properties subject to the Master Lease and JV Master Leases.
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

Lease Expirations

The following table sets forth a summary schedule of lease expirations for signed leases, including SNO leases, with JV Properties presented at our proportional share, as of December 31, 2017.  The information set forth in the table assumes that no tenants exercise renewal options or early termination rights:

(in thousands except number of leases)
	Number of	Leased	% of Total	Annual	% of Total
Year	Leases (1)	GLA	Leased GLA	Rent	Annual Rent
Month-to-Month	18	67	0.2%	$931	0.4%
2018	30	173	0.6%	2,800	1.3%
2019	27	493	1.7%	3,426	1.6%
2020	36	375	1.3%	3,402	1.6%
2021	17	261	0.9%	2,812	1.3%
2022	14	196	0.7%	2,628	1.2%
2023	11	380	1.3%	7,118	3.3%
2024	5	102	0.3%	971	0.5%
2025	176	22,735	76.2%	105,879	49.3%
2026	15	415	1.4%	7,186	3.3%
2027	12	414	1.4%	4,390	2.0%
Thereafter	34	679	2.3%	9,726	4.5%
SNO Leases	114	3,534	11.8%	63,407	29.5%
Total	509	29,824	100.0%	$214,676	100.0%

(1)	In 2025, includes 170 properties subject to the Master Lease and JV Master Leases.

ITEM 3.	LEGAL PROCEEDINGS

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

Litigation Related to the Transaction

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

The Company’s Class A common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “SRG”.  The Company's Class A common stock began trading on July 6, 2015.  The following table presents the high and low sales prices for our Class A common stock on the NYSE and the dividends declared per share for the periods indicated:

	Stock Price		Dividends
Quarter Ended	High	Low	Declared
2017
December 31	$46.34	$39.68	$0.25
September 30	48.98	41.49	0.25
June 30	44.04	38.76	0.25
March 31	47.31	39.80	0.25
2016
December 31	$50.76	$42.48	$0.25
September 30	51.37	44.50	0.25
June 30	56.47	42.91	0.25
March 31	51.19	37.51	0.25

The following graph provides a comparison, from July 6, 2015 through December 31, 2017, of the percentage change in the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Class A shares of the Company, the Standard & Poor's ("S&P") 500 Index and the SNL US REIT Index, an industry index of publicly-traded REITs (including the Company).

Data for the S&P 500 Index and the SNL US REIT Index were provided by SNL Financial LLC.

Index		7/6/15	12/31/15	12/31/16	12/31/17
Seritage Growth Properties	Cum $	100	138	149	145
	Return %		37.6	49.3	44.7
S&P 500	Cum $	100	100	112	136
	Return %		(0.2)	11.8	36.2
SNL US REIT Equity	Cum $	100	106	116	125
	Return %		6.3	15.7	25.3

On February 21, 2018, the reported closing sale price per share of our Class A common stock on the NYSE was $40.65.

As of February 21, 2018, there were 34,042,416 Class A common shares issued and outstanding which were held by approximately 143 shareholders of record.  The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name.

In addition, as of February 21, 2018, there were 1,328,866 Class B non-economic common shares issued and outstanding, 1,524,449 Class C non-voting common shares issued and outstanding and 20,218,145 outstanding Operating Partnership units held by limited partners other than the Company.

The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

The Class C non-voting common shares have economic rights, but do not have voting rights.  Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share.  During the period from July 7, 2015 (Date Operations Commenced) through December 31, 2017, a total of 3,639,504 net shares of Class C non-voting common shares were converted to Class A common shares.

The Operating Partnership units are generally exchangeable into shares of Class A common stock on a one-for-one basis.

The following table provides information with respect to the Company’s equity compensation plan at December 31, 2017:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	88,190	(1)	n/a	(2)	2,926,722	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	88,190		—		2,926,722

(1)	Represents RSUs previously granted and that remain unvested as of December 31, 2017.
(2)	Weighted average exercise price does not apply to RSUs.
(3)

Shares remaining available for future issuance under the Seritage Growth Properties 2015 Share Plan, taking into account 216,835 shares of restricted stock previously granted and 106,443 shares subject to grants of RSUs previously granted (including those that remain unvested reported in column (a)).

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

The following table sets forth selected financial data which should be read in conjunction with the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report:

			July 7, 2015
			(Date Operations
	Year Ended	Year Ended	Commenced) to
	December 31, 2017	December 31, 2016	December 31, 2015
Operating Data
Total revenue	$241,017	$248,674	$113,571
Total expenses	355,584	279,121	122,944
Equity in income of unconsolidated joint ventures	(7,788)	4,646	4,772
Net loss	(120,813)	(91,009)	(38,803)
Net loss attributable to common shareholders	(73,999)	(51,558)	(22,338)
Net loss per share attributable to Class A and Class C common shareholders - Basic and diluted	$(2.19)	$(1.64)	$(0.71)
Dividends declared per share	1.00	1.00	0.50
Total NOI (1)	$174,758	$190,492	$89,493
EBITDA (1)	235,695	171,324	67,496
Adjusted EBITDA (1)	145,333	186,815	90,732
Funds from Operations ("FFO") (1)	91,690	106,475	36,061
Company FFO (1)	81,797	127,326	61,954
Cash Flow Data (2)
Operating activities	$69,648	$109,979	$21,432
Investing activities	27,150	(75,193)	(2,641,685)
Financing activities	180,794	(50,486)	2,775,595

	December 31, 2017	December 31, 2016	December 31, 2015
Balance Sheet Data
Investment in real estate, net	$1,714,560	$1,644,952	$1,639,275
Total assets	2,775,817	2,712,237	2,833,359
Mortgage loans payable, net	1,202,314	1,166,871	1,142,422
Total liabilities	1,454,957	1,287,926	1,263,282
Non-controlling interests	434,164	619,754	683,382
Total equity	1,320,860	1,424,311	1,570,077
Other Data (3)
Number of properties	253	266	266
Gross leasable area (sq. ft.)	37,270	39,522	39,743
Percentage leased	80.0%	99.2%	99.4%
Annual rent	$214,676	$231,675	$202,938
Rent PSF	$7.20	$5.91	$5.13

(1)	Total NOI, EBITDA, Adjusted EBITDA, FFO and Company FFO are supplemental, non-GAAP financial measurements and do not represent net income as defined by GAAP.
(2)

Cash flow data only represents the Company's consolidated cash flows as defined by GAAP and as such, operating cash flow does not include the cash received from our unconsolidated joint ventures, except to the extent of operating distributions from our unconsolidated joint ventures.

(3)

Other than number of properties, data based on signed leases as of December 31, 2017, December 31, 2016 and December 31, 2015, respectively, including SNO leases.  JV Properties are presented at our proportional share.

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

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail real estate throughout the United States.  As of December 31, 2017, our portfolio consisted of approximately 39.4 million square feet of GLA, including of 230 Wholly Owned Properties totaling approximately 35.2 million square feet of GLA across 49 states and Puerto Rico, and interests in 23 JV Properties totaling over 4.2 million square feet of GLA across 13 states.

As of December 31, 2017, we leased space at 148 Wholly Owned Properties to Sears Holdings under the Master Lease, including 76 properties leased only to Sears Holdings and 72 properties leased to both Sears Holdings and one or more third-party tenants.  The remaining 92 Wholly Owned Properties include 51 properties that are leased solely to third-party tenants and do not have any space leased to Sears Holdings, and 31 vacant properties.  As of December 31, 2017, space at 22 JV Properties is also leased to Sears Holdings by, as applicable, the GGP JVs, the Simon JV or the Macerich JV, in each case under a separate JV Master Lease.  Sears Holdings is the sole tenant at nine JV properties and 13 JV properties are leased to both Sears Holdings and one or more third-party tenants.  One JV Property was vacant as of December 31, 2017.

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

As of December 31, 2017, we had exercised recapture rights at 56 properties, including 23 properties at which we exercised 100% recapture rights (seven of which were converted from partial recapture rights), 20 properties at which we exercised partial recapture rights and 13 properties at which we exercised our rights to recapture only automotive care centers or outparcels.

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

Effects of Natural Disasters

The Company assessed the impact of the natural disasters (wildfires in California and Hurricanes Harvey, Irma, and Maria) that occurred during the year ended December 31, 2017 and determined that these natural disasters did not have a material impact on our operating results or financial position.  The Company did not experience interruptions in rental payments nor has it incurred material capital expenditures to repair any property damage.

GGP Transactions

On July 12, 2017, the Company completed two transactions with GGP for gross consideration of $247.6 million whereby the Company (i) sold to GGP the Company’s JV Interests in eight of the 12 assets in the GGP I JV for $190.1 million and recorded a gain of $43.7 million which is included in gain on sale of interest in unconsolidated joint venture within the consolidated statements of operations; and (ii) contributed five Wholly Owned Properties to the GGP II JV and sold a 50% interest in the new JV Properties to GGP for $57.5 million and recorded a gain of $11.5 million which is included in gain on sale of real estate within the consolidated statements of operations.

As a result of the transactions, the Company reduced amounts outstanding under its Mortgage Loans and Future Funding Facility by $50.6 million and received approximately $171.6 million of additional cash proceeds before closing costs, which it has used to fund the Company’s redevelopment pipeline and for general corporate purposes.

Simon Transaction

On November 3, 2017, the Company sold to Simon the its 50% JV Interests in five of the ten assets in the Simon JV for $68.0 million and recorded a gain of $16.6 million which is included in gain on sale of interest in unconsolidated joint venture within the consolidated statements of operations.  Net proceeds from the sale have been used to fund the Company’s redevelopment pipeline and for general corporate purposes.

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

Comparison of the Year Ended December 31, 2017 to the Year Ended December 31, 2016

Rental Income

For the year ended December 31, 2017, the Company recognized total rental income of $178.5 million as compared to $186.4 million for the year ended December 31, 2016.  The $7.9 million decrease was driven primarily by (i) reduced rental income under the Master Lease of $20.3 million and (ii) reduced straight-line rent of $9.2 million, offset by (i) termination fee income of $14.0 million and (ii) increased third-party rental income of $7.1 million.

Rental income attributable to Sears Holdings was $112.9 million (excluding termination fee income of $19.3 million and straight-line rental income of $0.8 million), or 73.2% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holdings was $133.2 million, or approximately 79.5% of total rental income earned in the period.

Rental income attributable to third-party tenants was $41.4 million (excluding straight-line rental income of $2.9 million), or 26.8% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to third-party tenants was $34.3 million, or approximately 20.5% of total rental income earned in the period.

Straight-line rent was $3.7 million as compared to $12.9 million for the prior year period. The reduction in straight-line rent was primarily due to reduced rental income under the Master Lease and the amortization of accrued rental revenues related to the straight-line method of reporting that are deemed uncollectable as result of recapture and termination activity under the Master Lease.

On an annual basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to third-party tenants would have represented approximately 52.2% of total annual base rental income as of December 31, 2017 as compared to 36.1% as of December 31, 2016.

Tenant Reimbursements and Property Operating Expenses

Pursuant to the provisions of the Master Lease and many third-party leases, the Company is entitled to be reimbursed for certain property related expenses.  For the years ended December 31, 2017 and December 31, 2016, the Company recorded tenant reimbursement income of $62.5 million and $62.3 million, respectively, compared to property operating expenses and real estate tax expense aggregating of $65.3 million and $65.2 million, respectively.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets.

For the year ended December 31, 2017, the Company incurred depreciation and amortization expenses of $262.2 million as compared to depreciation and amortization expenses of $177.1 million in the prior year period.  The increase of $85.6 million was due primarily to (i) $51.5 million of accelerated amortization attributable to certain lease intangible assets and (ii) $58.3 million of accelerated depreciation attributable to certain buildings that were demolished for redevelopment, offset by (i) $23.8 million of lower scheduled amortization and depreciation resulting from an increase in fully-amortized lease intangibles and fully-depreciated buildings and (ii) $0.5 million of lower scheduled amortization and depreciation as a result of the contribution of five Wholly Owned Properties to the GGP II JV July 2017.

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

For the year ended December 31, 2017, the Company incurred general and administrative expenses of $27.9 million compared to general and administrative expenses of $17.5 million for the prior year period.  The $10.4 million increase was driven primarily by (i) increased compensation expense of $5.5 million related to equity awards with performance-based vesting and (ii) an increase in personnel.

Compensation expense for equity awards with performance-based vesting is based on the fair value of the common shares at the date of the grant and is recognized, at the date the achievement of performance criteria is deemed probable, an amount equal to that which would have been recognized ratably from the date of the grant through the date the achievement of performance criteria is deemed probable, and then ratably from the date the achievement of performance criteria is deemed probable through the remainder of the vesting period.

Interest Expense

For the year ended December 31, 2017, the Company incurred $70.1 million of interest expense (net of amounts capitalized) as compared to interest expense of $63.6 million for the prior year period.  The increase in interest expense in was driven by higher average borrowings under the Future Funding Facility and Unsecured Term Loan, as well as higher average LIBOR rates.

Unrealized Loss on Interest Rate Cap

For the year ended December 31, 2017, the Company recorded a loss of $0.7 million compared to a loss of less than $1.4 million for the year ended December 31, 2016.

Comparison of the Year Ended December 31, 2016 to the Period from July 7, 2015 (Date Operations Commenced) to December 31, 2015

Rental Income

For the year ended December 31, 2016, the Company recognized total rental income of $186.4 million as compared to $86.6 million for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.  The $99.8 million increase was primarily due to additional days in the reporting period, new rents from completed redevelopments and the annual increase in base rent under the Master Lease, offset by reduced base rent under the Master Lease as a result of recapture activity initiated by the Company.  In addition, the Company recorded $5.3 million of termination fee income as a result of the termination of the Master Lease at 17 properties by Sears Holdings in the year ended December 31, 2016.

Rental income attributable to Sears Holdings was $133.2 million (excluding termination fee income of $5.3 million and straight-line rental income of $9.9 million), or 79.5% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holdings was $64.8 million, or approximately 83.5% of total rental income earned in the period.

Rental income attributable to third-party tenants was $34.3 million (excluding straight-line rental income of $3.0 million), or 20.5% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to third-party tenants was $12.9 million, or approximately 16.5% of total rental income earned in the period.

Straight-line rent was $12.9 million as compared to $8.3 million for the prior year period. The increase in straight-line rent was primarily due additional days in the reporting period, offset by the amortization of accrued rental revenues related to the straight-line method of reporting that are deemed uncollectable as result of recapture and termination activity under the Master Lease.

On an annual basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to third-party tenants would have represented approximately 36.1% of total annual base rental income as of December 31, 2016 as compared to 24.0% as of December 31, 2015.

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

Litigation Charge

In October 2016, an agreement-in-principle was reached to settle a legal action to which we were a party, which agreement ultimately was reflected in a definitive Stipulation and Agreement of Settlement, Compromise and Release executed on February 8, 2017.  The defendants, including the Company, denied the claims asserted and entered into the settlement solely to avoid the burden, expense, distraction, and inherent risk in and of litigation.  The Company, having determined that a liability was both probable and estimable, recorded a charge of $19.0 million, representing the Company’s share of the settlement as contemplated, during the year ended December 31, 2016.

On May 9, 2017, the Delaware Court of Chancery entered a final order and judgment approving the settlement.  Pursuant to the settlement, (a) the defendants and the D&O insurers for the individual members of the Sears Holdings’ Board of Directors paid $40.0 million, of which Seritage paid $19.0 million, and (b) all defendants received customary releases.

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

The increase in interest expense was driven primarily by additional days in the reporting period, as well as higher average borrowings under the Future Funding Facility and higher average LIBOR rates.

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

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent.  Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, and distributions to shareholders and unitholders.  We believe that we currently have sufficient liquidity to fund such uses in the form of, as of December 31, 2017, (i) $241.6 million of unrestricted cash, (ii) $175.7 million of restricted cash, (iii) anticipated cash provided by operations and (iv) $55.0 million of permitted, but uncommitted, borrowing capacity under our Unsecured Term Loan.  We may also raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as through asset sales or joint ventures.

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

On July 12, 2017, as a result of the transaction whereby the Company contributed five Wholly Owned Properties to the GGP II JV and sold a 50% interest in the new JV Properties to GGP for $57.5 million, the Company reduced amounts outstanding under its Mortgage Loans and Future Funding Facility by $50.6 million.

As of December 31, 2017, the aggregate principal amount outstanding under the Mortgage Loans and the Future Funding Facility was $1,211 million.

Interest under the Mortgage Loans and Future Funding Facility is due and payable on the payment dates, and all outstanding principal amounts are due when the loan matures on the payment date in July 2019, pursuant to the Loan Agreements.  The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions.  Borrowings under the Mortgage Loans and Future Funding Facility bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of December 31, 2017, a weighted-average spread of 470 basis points; payments are made monthly on an interest-only basis.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the years ended December 31, 2017 and December 31, 2016 were 6.03% and 5.24%, respectively.

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

The Company incurred $22.3 million of debt issuance costs related to the Mortgage Loans and Future Funding Facility which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Loan Agreements.  As of December 31, 2017, the unamortized balance of the Company’s debt issuance costs was $8.2 million as compared to $14.3 million as December 31, 2016.

Unsecured Term Loan

On February 23, 2017, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $200 million senior unsecured delayed draw term loan facility (the “Unsecured Delayed Draw Term Loan”) with JPP, LLC and JPP II, LLC as lenders (collectively, the “Original Lenders”) and JPP, LLC as administrative agent.

The total commitment of the Lenders under the Unsecured Delayed Draw Term Loan was $200 million and the maturity date was December 31, 2017.

The principal amount of loans outstanding under the Unsecured Delayed Draw Term Loan bore a base annual interest rate of 6.50%.  If a cash flow sweep period were to have occurred and been continuing under the Company’s Mortgage Loan Agreement (i) the interest rate on any outstanding advances would have increased from and after such date by 1.5% per annum above the base interest rate and (ii) the interest rate on any advances made after such date would have increased by 3.5% per annum above the base interest rate.  Accrued and unpaid interest was payable in cash, except that during the continuance of a cash flow sweep period under the Company’s Mortgage Loan Agreement, the Operating Partnership could elect to defer the payment of interest which deferred amount would be added to the outstanding principal balance of the loans.

On February 23, 2017, the Operating Partnership paid to the Original Lenders an upfront commitment fee equal to $1.0 million.  On May 24, 2017, the Operating Partnership paid to the Original Lenders an additional, and final, commitment fee of $1.0 million.

The Unsecured Delayed Draw Term Loan required that the Company at all times maintain (i) a net worth of not less than $1.0 billion, and (ii) a leverage ratio not to exceed 60.0%.

The Unsecured Delayed Draw Term Loan included customary representations and warranties, covenants and indemnities.  The Unsecured Delayed Draw Term Loan also had customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings.  If there was an event of default, the Lenders could declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the Unsecured Delayed Draw Term Loan documents, and require the Operating Partnership to pay a default interest rate on overdue amounts equal to 1.50% in excess of the applicable base interest rate.

Mr. Edward S. Lampert, the Company’s Chairman, is the Chairman and Chief Executive Officer of ESL, which controls JPP, LLC and JPP II, LLC.  The terms of the Unsecured Delayed Draw Term Loan were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Edward S. Lampert recusing himself).

On December 27, 2017, the Operating Partnership, as borrower, and the Company, as guarantor, refinanced the Unsecured Delayed Draw Term Loan with a new $200 million unsecured term loan facility (the “Unsecured Term Loan”).  The principal amount outstanding under the Unsecured Delayed Draw Term Loan at termination was $85 million. No prepayment penalties were triggered and the Unsecured Delayed Draw Term Loan terminated in accordance with its terms.

The lenders under the Unsecured Delayed Draw Term Loan, JPP, LLC and JPP II, LLC, maintained their funding of $85 million in the Unsecured Term Loan, with JPP, LLC appointed as administrative agent under the Unsecured Term Loan.  An affiliate of Empyrean Capital Partners, L.P., a Delaware limited partnership (and together with JPP, LLC and JPP II LLC, each an “Initial Lender” and collectively, the “Initial Lenders”), funded $60 million under the Unsecured Term Loan, resulting in a total of $145 million committed and funded under the Unsecured Term Loan at closing.  Under an accordion feature, the Company has the right to increase the total commitments up to $200 million and place an additional $55 million of incremental loans with the Initial Lenders or new lenders. The Initial Lenders under the Unsecured Term Loan are not obligated to make all or any portion of the incremental loans.

The Company used the proceeds of the Unsecured Term Loan, among other things, to refinance the Unsecured Delayed Draw Term Loan, to fund redevelopment projects and for other general corporate purposes.  Loans under the Unsecured Term Loan are guaranteed by the Company.

The Unsecured Term Loan matures on the earlier of (i) December 31, 2018 and (ii) the date on which the outstanding indebtedness under the Company’s existing mortgage and mezzanine facilities are repaid in full.  The Unsecured Term Loan may be prepaid at any time in whole or in part, without any penalty or premium.  Amounts drawn under the Unsecured Term Loan and repaid may not be redrawn.

The principal amount of loans outstanding under the Unsecured Term Loan bears a base annual interest rate of 6.75%.  Accrued and unpaid interest is payable in cash.

On December 27, 2017, the Borrower paid to each Initial Lender an upfront fee in an aggregate amount equal to 1.00% of the principal amount of the loan made by such Initial Lender.

The Unsecured Term Loan requires that the Company at all times maintain (i) a net worth of not less than $1.0 billion, and (ii) a leverage ratio not to exceed 60.0%.

The Unsecured Term Loan includes customary representations and warranties, covenants and indemnities.  The Unsecured Term Loan also has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representations or warranties, and bankruptcy or insolvency proceedings.  If there is an event of default, the lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the Unsecured Term Loan documents, and require the Borrower to pay a default interest rate on overdue amounts equal to 1.50% in excess of the then applicable interest rate.

The Company believes it is currently in compliance with all material terms and conditions of the Unsecured Term Loan.

The Company incurred $1.5 million of debt issuance costs related to the Unsecured Term Loan which are recorded as a direct deduction from the carrying amount of the Unsecured Term Loan and amortized over the term of the loan.  As of December 31, 2017, the unamortized balance of the Company’s debt issuance costs was $1.5 million.

Mr. Edward S. Lampert, the Company’s Chairman, is the sole stockholder, chief executive officer and director of ESL Investments, Inc., which controls JPP, LLC and JPP II, LLC. The terms of the Unsecured Term Loan were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Edward S. Lampert recusing himself).

Preferred Shares

As of December 31, 2017, we had 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) outstanding.  We may not redeem the Series A Preferred Shares before December 14, 2022, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendums designating the Series A.  On and after December 14, 2022, we may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends.  In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series A Preferred Share for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid

Hedging Instruments

In connection with the issuance of the Company’s Mortgage Loans and Future Funding Facility, we purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1,261 million and a strike rate of 3.5%.  Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements.  The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheets.  The Company did not elect hedge accounting and therefore the change in fair value is included within unrealized loss on interest rate cap in the consolidated statements of operations.  For the year ended December 31, 2017, the Company recorded an unrealized loss of $0.7 million related to the change in fair value of the interest rate cap as compared to an unrealized loss of $1.4 million for the year ended December 31, 2016.  As of December 31, 2017, the interest rate cap had a fair value of less than $0.1 million as compared to $0.7 million on December 31, 2016.

Dividends and Distributions

The Company’s Board of Trustees has declared the following common stock dividends, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

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

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of December 31, 2017, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

Our contractual obligations relate to our Mortgage Loans, Future Funding Facility, Unsecured Term Loan and non-cancelable operating leases in the form of a ground lease at one of our properties, as well as operating leases for our corporate offices.

Information concerning our obligations and commitments to make future payments under contracts for these loan and lease agreements as of December 31, 2017 is aggregated in the following table (in thousands):

		Payments due by Period
		Within			After
Contractual Obligation	Total	1 year	1 - 3 years	3 -5 years	5 years
Long-term debt (1)	$1,478,349	$229,885	$1,248,464	$—	$—
Operating leases	10,961	1,331	2,485	1,644	5,501

(1)	Includes expected interest payments.

Capital Expenditures

Capital expenditures for Wholly Owned Properties under the Master Lease are generally the responsibility of the tenant.  Given that the majority of our GLA is subject to the Master Lease as of December 31, 2017, we do not currently anticipate incurring material expenses related to maintenance capital expenditures, tenant improvement costs or leasing commissions, outside of those associated with retenanting and redevelopment projects as described below.

During the year ended December 31, 2017, we incurred maintenance capital expenditures of approximately $0.5 million and tenant improvement costs and leasing commissions of $2.0 million and $0.3 million, respectively, that were not associated with retenanting and redevelopment projects.

During the year ended December 31, 2016, we incurred maintenance capital expenditures of approximately $0.5 million and tenant improvement costs and leasing commissions of $1.3 million and $0.1 million, respectively, that were not associated with retenanting and redevelopment projects.

Cash Flows from Operating Activities

Net cash provided by operating activities was $69.6 million for the year ended December 31, 2017 and $110.0 million for the year ended December 31, 2016.  Significant changes in the components of net cash provided by operating activities include:

−	In 2017, a decrease in operating cash inflows of $19.0 million due the payment of a previously recorded litigation expense; and
−

In 2017, a decrease in operating cash inflows due to net reductions in rental income under the Master Lease, increased general and administrative expense and increased interest expense, offset by increased termination fee income and additional third-party rental income.

Cash Flows from Investing Activities

Net cash provided by investing activities was $27.2 million for the year ended December 31, 2017 compared to net cash used by investing activities of $75.2 million for the year ended December 31, 2016.  Significant components of net cash provided by and used in investing activities include:

−	In 2017, proceeds from the sale of real estate and JV Interests, $308.2 million;
−	In 2017, development of real estate and property improvements, ($243.1) million;
−	In 2017, investments in unconsolidated joint ventures, ($38.0) million;
−	In 2016, development of real estate and property improvements, ($66.2) million; and
−	In 2016, investments in unconsolidated joint ventures, ($9.0) million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $180.8 million for the year ended December 31, 2017 compared to net cash used in financing activities of $50.5 million for the year ended December 31, 2016. Significant components of net cash provided by and used in financings activities include:

−	In 2017, proceeds from the Future Funding Facility, $80.0 million;
−	In 2017, proceeds from the Unsecured Term Loan, $145.0 million;
−	In 2017, net proceeds from the issuance of preferred stock, $66.5 million;
−	In 2017, repayment of mortgage loan payables, ($50.6) million;
−	In 2017, cash distributions to common stockholders and holders of Operating Partnership units, ($55.7) million;
−	In 2016, proceeds from the Future Funding Facility, $20.0 million; and
−	In 2016, cash distributions to common stockholders and holders of Operating Partnership units, ($69.6) million.

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

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts.  The table below provides a brief description of each of the 63 new redevelopment projects originated on the Seritage platform as of December 31, 2017.  These projects represent an estimated total investment of approximately $1,066.9 million, of which approximately $801.7 million remained to be spent.

Total Project Costs under $10 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and small shop retail	29,100	Substantially complete
Merrillville, IN	Termination property; redevelop existing store for At Home, Powerhouse Gym and small shop retail	132,000	Substantially complete
Elkhart, IN	Termination property; existing store has been released to Big R Stores	86,500	Substantially complete
San Antonio, TX	Recapture and repurpose auto center space for Orvis, Jared's Jeweler, Shake Shack and small shop retail	18,900	Substantially complete
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	8,200	Substantially complete
Troy, MI	Partial recapture; redevelop existing store for At Home	100,000	Substantially complete
Roseville, MI	Partial recapture; redevelop existing store for At Home	100,400	Substantially complete
Henderson, NV	Termination property; redevelop existing store for At Home, Seafood City and additional retail	144,400	Substantially complete
Rehoboth Beach, DE	Partial recapture; redevelop existing store for Christmas Tree Shops andThat! and PetSmart	56,700	Substantially complete
Cullman, AL	Termination property; redevelop existing store for Bargain Hunt, Tractor Supply and Planet Fitness	99,000	Substantially complete
Jefferson City, MO	Termination property; redevelop existing store for Orscheln Farm and Home	96,000	Delivered to tenant
Albany, NY	Recapture and repurpose auto center space for BJ's Brewhouse and additional small shop retail	28,000	Delivered to tenant
Hagerstown, MD	Recapture and repurpose auto center space for BJ's Brewhouse, Verizon and additional restaurants	15,400	Delivered to tenant
Ft. Wayne, IN	Site densification; new outparcels for BJ's Brewhouse (substantially complete) and Chick-Fil-A (project expansion)	12,000	Underway	Q1 2018
Kearney, NE	Termination property; redevelop existing store for Marshall's, PetSmart and additional junior anchors	92,500	Underway	Q2 2018
Olean, NY	Partial recapture; redevelop existing store for Marshall's and additional retail	45,000	Underway	Q2 2018
Roseville, CA	Recapture and repurpose auto center space for AAA Auto Repair Center	10,400	Underway	Q2 2018
Guaynabo, PR	Partial recapture; redevelop existing store for Planet Fitness and Capri	56,100	Underway	Q3 2018
Florissant, MO	Site densification; new outparcel for Chick-Fil-A	5,000	Underway	Q3 2018
Dayton, OH	Recapture and repurpose auto center space for Outback Steakhouse and additional restaurants	14,100	Underway	Q4 2018
New Iberia, LA	Termination property; redevelop existing store for Rouses Supermarkets, additional junior anchors and small shop retail	93,100	Underway	Q1 2019
North Little Rock, AR	Recapture and repurpose auto center space for LongHorn Steakhouse and additional small shop retail	17,300	Q2 2018	Q2 2019
St. Clair Shores, MI	100% recapture; demolish existing store and develop site for new Kroger store	107,200	Q2 2018	Q2 2019
Oklahoma City, OK	Site densification; new fitness center for Vasa Fitness	59,500	Q3 2018	Q3 2019

Total Project Costs $10 - $20 Million (1)
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Braintree, MA	100% recapture; redevelop existing store for Nordstrom Rack, Saks OFF 5th and additional retail	90,000	Substantially complete
Honolulu, HI	100% recapture; redevelop existing store for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	Substantially complete
West Jordan, UT	Partial recapture; redevelop existing store and attached auto center for Burlington Stores and additional retail	81,400	Substantially complete
Anderson, SC	100% recapture (project expansion); redevelop existing store for Burlington Stores, Sportsman's Warehouse, additional retail and restaurants	111,300	Substantially complete
Madison, WI	Partial recapture; redevelop existing store for Dave & Busters, Total Wine & More, additional retail and restaurants	75,300	Delivered to tenant
Thornton, CO	Termination property; redevelop existing store for Vasa Fitness and additional junior anchors	191,600	Underway	Q1 2018
Fairfax, VA	Partial recapture; redevelop existing store and attached auto center for Dave & Busters, Seasons 52, additional junior anchors and restaurants	110,300	Underway	Q1 2018
Orlando, FL	100% recapture; demolish and construct new buildings for Floor & Décor, Orchard Supply Hardware, LongHorn Steakhouse, Olive Garden, additional small shop retail and restaurants	139,200	Underway	Q2 2018
Springfield, IL	Termination property; redevelop existing store for Burlington Stores, Binny's Beverage Depot, Orangetheory Fitness, Outback Steakhouse, CoreLife Eatery, additional junior anchors and small shop retail	133,400	Underway	Q2 2018
North Miami, FL	100% recapture; redevelop existing store for Michael's, PetSmart and Ross Dress for Less	124,300	Underway	Q2 2018
Hialeah, FL	100% recapture; redevelop existing store for Bed, Bath & Beyond, Ross Dress for Less and additional junior anchors to join current tenant, Aldi	88,400	Underway	Q2 2018
Cockeysville, MD	Partial recapture; redevelop existing store for HomeGoods, Michael's Stores, additional junior anchors and restaurants	83,500	Underway	Q2 2018
North Hollywood, CA	Partial recapture; redevelop existing store for Burlington Stores and additional junior anchors	79,800	Underway	Q3 2018
Salem, NH	Site densification; new theatre for Cinemark Recapture and repurpose auto center for restaurant space	71,200	Underway	Q3 2018
Charleston, SC	100% recapture (project expansion); redevelop existing store and detached auto center for Burlington Stores and additional retail	126,700	Underway	Q3 2018
Paducah, KY	Termination property; redevelop existing store for Burlington Stores and additional retail	102,300	Underway	Q3 2018
Warwick, RI	Termination property; repurpose auto center space for BJ's Brewhouse and additional retail Redevelop existing store for At Home and Raymour & Flanigan (project expansion)	190,700	Underway	Q4 2018
Temecula, CA	Partial recapture; redevelop existing store and detached auto center for Round One, small shop retail and restaurants	65,100	Underway	Q4 2018
Canton, OH	Partial recapture; redevelop existing store for Dave & Busters and restaurants	83,900	Underway	Q2 2019
North Riverside, IL	Partial recapture; redevelop existing store and detached auto center for Round One, additional junior anchors, small shop retail and restaurants	103,900	Underway	Q2 2019
Santa Cruz, CA	Partial recapture; redevelop existing store for TJ Maxx, HomeGoods and additional junior anchors	62,200	Q1 2018	Q4 2018
Las Vegas, NV	Partial recapture; redevelop existing store for Round One Entertainment and additional retail	78,800	Q3 2018	Q3 2019
Yorktown Heights, NY	Partial recapture; redevelop existing store for 24 Hour Fitness and additional retail	85,200	Q3 2018	Q4 2019
Fairfield, CA	Partial recapture; redevelop existing store for Dave & Busters and additional junior anchors	68,400	Q3 2018	Q4 2019

(1)	Excludes Saugus, MA project which has been temporarily postponed while the Company identifies a new lead tenant. The original lead tenant was unable to obtain a use permit at the site.

Total Project Costs over $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Memphis, TN	100% recapture; demolish and construct new buildings for LA Fitness, Nordstrom Rack, Ulta Beauty, Hopdoddy Burger Bar, additional junior anchors, restaurants and small shop retail	135,200	Substantially complete
West Hartford, CT	100% recapture; redevelop existing store and detached auto center for Buy Buy Baby, Cost Plus World Market, REI, Saks OFF Fifth, other junior anchors, Shake Shack and additional small shop retail	147,600	Underway	Q1 2018
St. Petersburg, FL	100% recapture; demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart, Five Below, Chili's Grill & Bar, Pollo Tropical, LongHorn Steakhouse and additional small shop retail and restaurants	142,400	Underway	Q2 2018
Wayne, NJ	Partial recapture; redevelop existing store for Dave & Busters, additional junior anchors and restaurants Recapture and repurpose detached auto center for Cinemark (project expansion) NOTE: contributed to GGP II JV in July 2017	156,700	Underway	Q3 2018
Carson, CA	100% recapture (project expansion); redevelop existing store for Burlington Stores, Ross Dress for Less and additional retail	163,800	Underway	Q1 2019
Watchung, NJ	100% recapture; demolish full-line store and construct new buildings for HomeSense, Sierra Trading Post, Ulta Beauty and additional small shop retail and restaurants Demolish detached auto center and construct a freestanding Cinemark theater	126,700	Underway	Q2 2019
Santa Monica, CA	100% recapture; redevelop existing building into premier, mixed-use asset featuring unique, small-shop retail and creative office space	96,500	Underway	Q4 2019
Aventura, FL	100% recapture; demolish existing store and construct new, multi-level open air retail destination featuring a leading collection of experiential shopping, dining and entertainment concepts alongside a treelined esplanade and activated plazas	216,600	Underway	Q4 2019
San Diego, CA	100% recapture; redevelop existing store into two highly-visible, multi-level buildings with exterior facing retail representing a premier mix of experiential shopping, dining, and entertainment concepts	206,000	Underway	Q4 2019
Austin, TX	100% recapture (project expansion); redevelop existing store for AMC Theatres, additional junior anchors and restaurants	177,400	Q2 2018	Q3 2019
Greendale, WI	Termination property; redevelop existing store and attached auto center for Dick's Sporting Goods, Round One Entertainment, additional junior anchors and restaurants	223,800	Q2 2018	Q4 2019
Anchorage, AK	100% recapture; redevelop existing store for Guitar Center, Safeway and additional junior anchors to join current tenant, Nordstrom Rack	142,500	Q2 2018	Q4 2019
East Northport, NY	Termination property; redevelop existing store and attached auto center for AMC Theatres, 24 Hour Fitness, additional junior anchors and small shop retail	179,700	Q2 2018	Q4 2019
Plantation, FL	Partial recapture; redevelop existing store for GameTime, additional retail and restaurants	130,500	Q3 2018	Q4 2019

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

Identifiable intangible assets and liabilities are calculated for above-market and below-market tenant and ground leases where the Company is either the lessor or the lessee. The difference between the contractual rental rates and the Company’s estimate of market rental rates is measured over a period equal to the remaining non-cancelable term of the leases, including significantly below-market renewal options for which exercise of the renewal option appears to be reasonably assured. Above-market tenant leases and below-market ground leases are included in lease intangible assets on the consolidated balance sheets and below-market tenant leases are included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

Termination fees required to be paid by Sears Holdings to us in connection with a lease termination by Sears Holdings are recognized, for the portion of the termination fee attributable to the annual base rent of the subject property, on a straight-line basis over the shortened life of the lease from the date the termination fee becomes legally binding to the date of vacancy and, for the portion of the termination fee attributable to estimated real estate taxes and property operating expenses for the subject property, unearned tenant reimbursement income is recorded in the period such fee is received and recognized as tenant reimbursement revenue in the same periods as the expenses are incurred.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the years ended December 31, 2016 and December 31, 2017, and for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 (in thousands):

			July 7, 2015
	Year Ended December 31,		(date operations commenced) to
NOI and Total NOI	2017	2016	December 31, 2015
Net loss	$(120,813)	$(91,009)	$(38,803)
Termination fee income	(19,314)	(5,288)	—
Depreciation and amortization	262,171	177,119	65,907
General and administrative expenses	27,902	17,469	9,956
Litigation charge	—	19,000	—
Acquisition-related expenses	—	73	18,397
Equity in loss (income) of unconsolidated joint ventures	7,788	(4,646)	(4,772)
Gain on sale of interests in unconsolidated joint ventures	(60,302)	—	—
Gain on sale of real estate	(11,447)	—	—
Interest and other income	(877)	(266)	(136)
Interest expense	70,112	63,591	30,461
Unrealized loss on interest rate cap	701	1,378	2,933
Provision for income taxes	271	505	944
NOI	$156,192	$177,926	$84,887
NOI of unconsolidated joint ventures	23,547	26,611	14,456
Straight-line rent adjustment (1)	(3,918)	(13,168)	(9,353)
Above/below market rental income/expense (1)	(1,063)	(877)	(497)
Total NOI	$174,758	$190,492	$89,493

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles EBITDA and Adjusted EBITDA to GAAP net loss for the years ended December 31, 2016 and December 31, 2017, and for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 (in thousands):

			July 7, 2015
	Year Ended December 31,		(date operations commenced) to
EBITDA and Adjusted EBITDA	2017	2016	December 31, 2015
Net loss	$(120,813)	$(91,009)	$(38,803)
Depreciation and amortization	262,171	177,119	65,907
Depreciation and amortization (unconsolidated joint ventures)	23,954	21,118	8,987
Interest expense	70,112	63,591	30,461
Provision for income and other taxes	271	505	944
EBITDA	$235,695	$171,324	$67,496
Termination fee income	(19,314)	(5,288)	—
Unrealized loss on interest rate cap	701	1,378	2,933
Litigation charge	—	19,000	—
Acquisition-related expenses	—	73	18,397
Up-front hiring and personnel costs	—	328	1,906
Gain on sale of interests in unconsolidated joint ventures	(60,302)	—	—
Gain on sale of real estate	(11,447)	—	—
Adjusted EBITDA	$145,333	$186,815	$90,732

The following table reconciles FFO and Company FFO to GAAP net loss the years ended December 31, 2016 and December 31, 2017, and for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 (in thousands):

			July 7, 2015
	Year Ended December 31,		(date operations commenced) to
FFO and Company FFO	2017	2016	December 31, 2015
Net loss	$(120,813)	$(91,009)	$(38,803)
Real estate depreciation and amortization (consolidated properties)	260,543	176,366	65,877
Real estate depreciation and amortization (unconsolidated joint ventures)	23,954	21,118	8,987
Gain on sale of interests in unconsolidated joint ventures	(60,302)	—	—
Gain on sale of real estate	(11,447)	—	—
Dividends on preferred shares	(245)	—	—
FFO attributable to common shareholders and unitholders	$91,690	$106,475	$36,061
Termination fee income	(19,314)	(5,288)	—
Unrealized loss on interest rate cap	701	1,378	2,933
Amortization of deferred financing costs	8,720	5,360	2,657
Litigation charge	—	19,000	—
Acquisition-related expenses	—	73	18,397
Up-front hiring and personnel costs	—	328	1,906
Company FFO attributable to common shareholders and unitholders	$81,797	$127,326	$61,954

FFO per diluted common share and unit	$1.65	$1.92	$0.65
Company FFO per diluted common share and unit	$1.47	$2.29	$1.12

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	33,804	31,416	31,386
Weighted average OP units outstanding	21,820	24,176	24,176
Weighted average common shares and units outstanding	55,624	55,592	55,562

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risk associated with changes in interest rates both in terms of existing variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and to fund investments.  As of December 31, 2017, we had $1.36 billion of consolidated debt, including our $1.21 billion variable-rate Mortgage Loans and Future Funding Facility.  An immediate 100 basis point change in the underlying interest rate would result in a $12.1 million increase to interest expense and corresponding decrease to operating cash flow.

The Company has managed and will continue to manage interest rate risk through the use of interest rate caps and/or swaps and by taking advantage of favorable market conditions for fixed-rate debt and/or equity or equity-linked capital, depending on our analysis of the interest rate environment and the costs and risks of such strategies.

As of December 31, 2017, the estimated fair value of our consolidated debt was $1.36 billion.  The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2017, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that, as of December 31, 2017, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our definitive proxy statement with respect to our 2018 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)	Consolidated Financial Statements and Consolidated Financial Statement Schedule.

The consolidated financial statements and consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(b)	Exhibits.

Exhibit No.	Description	SEC Document Reference

2.1	Subscription, Distribution and Purchase and Sale Agreement, dated as of June 8, 2015, by and between Seritage Growth Properties and Sears Holdings Corporation	Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-11, filed on June 9, 2015.

3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 10, 2015.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form 8-A, filed on December 14, 2017.

3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K, filed on July 10, 2015.

4.1	Registration Rights Agreement by and among Seritage Growth Properties, ESL Investments, Inc., and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 10, 2015.

4.2	Form of specimen certificate evidencing the 7.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed on December 14, 2017.

10.1	Transition Services Agreement by and between Sears Holdings Management Corporation and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 10, 2015.

10.2	Amended and Restated Agreement of Limited Partnership of Seritage Growth Properties, L.P., dated as of December 14, 2017	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 14, 2017.

10.3	Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Kmart Operations, LLC, and Sears Operations, LLC, dated as of July 7, 2015	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 10, 2015.

10.4*	Side Letter to Master Lease, by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Kmart Operations, LLC, and Sears Operations, LLC, dated as of July 7, 2015	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K, filed on March 1, 2017.

10.5

Mortgage Loan Agreement by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, certain other subsidiaries of Operating Partnership, JPMorgan Chase Bank, National Association and H/2 SO III Funding LLC, dated as of July 7, 2015

Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on July 10, 2015.

10.6

Omnibus Amendment to the Mortgage Loan Agreement, dated as of September 28, 2015, by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, certain other subsidiaries of Operating Partnership, Seritage Growth Properties, Seritage Growth Properties L.P., JPMorgan Chase Bank, National Association and H/2 SO III Funding LLC

Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K, filed on March 1, 2017.

Exhibit No.	Description	SEC Document Reference
10.7

Second Amendment to Mortgage Loan Agreement, dated as of November 8, 2016, by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, certain other subsidiaries of Operating Partnership, Seritage Growth Properties, Seritage Growth Properties L.P. and Wells Fargo Bank, National Association

Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K, filed on March 1, 2017.

10.8

Mezzanine Loan Agreement by and among Seritage SRC Mezzanine Finance LLC, Seritage KMT Mezzanine Finance LLC, JPMorgan Chase Bank, National Association and H/2 Special Opportunities III Corp., dated as of July 7, 2015

Incorporated by reference to Exhibit 10.5 to our Current Report on Form 8-K, filed on July 10, 2015.

10.9

Omnibus Amendment to Mezzanine Loan Agreement, dated as of September 28, 2015, by and among Seritage SRC Mezzanine Finance LLC, Seritage KMT Mezzanine Finance LLC, Seritage Growth Properties, Seritage Growth Properties L.P., JPMorgan Chase Bank, National Association and H/2 Special Opportunities III Corp.

Incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K, filed on March 1, 2017.

10.10

Second Amendment to Mezzanine Loan Agreement, dated as of November 8, 2016, by and among Seritage SRC Mezzanine Finance LLC, Seritage KMT Mezzanine Finance LLC, Seritage Growth Properties, Seritage Growth Properties, L.P. and Wells Fargo Bank, National Association

Incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K, filed on March 1, 2017.

10.11

Third Amendment to Mezzanine Loan Agreement, entered into as of November 8, 2017 and effective as of June 30, 2017, by and among Seritage SRC Mezzanine Finance LLC, Seritage KMT Mezzanine Finance LLC, Seritage Growth Properties, Seritage Growth Properties, L.P. and Wells Fargo Bank, National Association

Filed herewith.

10.12	Term Loan Facility by and among Seritage Growth Properties, L.P., Seritage Growth Properties, JPP, LLC and JPP II, LLC, dated as of February 23, 2017	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 24, 2017.
10.13

Senior Unsecured Term Loan Agreement, dated as of December 27, 2017, among Seritage Growth Properties, L.P., Seritage Growth Properties, JPP, LLC, JPP II, LLC and Empyrean Investments, LLC, as lenders, and JPP, LLC, as administrative agent.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 28, 2017.

10.14	Form of Seritage Growth Properties 2015 Share Plan	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-11, filed on May 11, 2015.

10.15	Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on July 10, 2015.

10.16	Form of Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed on March 1, 2017.

10.17	Form of Seritage Growth Properties Sign-On P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on July 10, 2015.

10.18	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on July 10, 2015.

10.19	Form of Seritage Growth Properties Annual P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on July 10, 2015.

10.20	Employment Agreement with Brian Dickman, dated as of July 6, 2015.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on July 10, 2015.

Exhibit No.	Description	SEC Document Reference
10.21	Employment Agreement with Mary Rottler, dated as of June 2, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 19, 2015.

10.22	Employment Agreement, dated April 17, 2015, between Benjamin Schall and Seritage Growth Properties	Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.23	Letter Agreement, dated April 30, 2015, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Benjamin Schall	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.24	Letter Agreement, dated May 15, 2015, between Matthew Fernand and Seritage Growth Properties	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.25	Letter Agreement, dated May 13, 2015, between James Bry and Seritage Growth Properties	Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.26	Exchange Agreement by and among Seritage Growth Properties, Seritage Growth Properties, L.P., ESL Partners, L.P., and Edward S. Lampert, dated as of June 26, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 2, 2015.

10.27	Exchange Agreement by and among Seritage Growth Properties and Fairholme Capital Management, L.L.C., dated as of June 30, 2015	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 2, 2015.

12.1	Computation of Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends	Filed herewith.

21.1	List of subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: February 28, 2018	/s/ Benjamin W. Schall

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward S. Lampert	Chairman of the Board of Trustees	February 28, 2018
Edward S. Lampert

/s/ Benjamin W. Schall	President, Chief Executive Officer and Trustee (Principal Executive Officer)	February 28, 2018
Benjamin W. Schall

/s/ Brian R. Dickman	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2018
Brian R. Dickman

/s/ David S. Fawer	Trustee	February 28, 2018
David S. Fawer

/s/ Kenneth T. Lombard	Trustee	February 28, 2018
Kenneth T. Lombard

/s/ John. T. McClain	Trustee	February 28, 2018
John T. McClain

/s/ Thomas M. Steinberg	Trustee	February 28, 2018
Thomas M. Steinberg

SERITAGE GROWTH PROPERTIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Financial Statements

Page
Reports of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016	F-4
Consolidated Statements of Operations for the years ended December 31, 2017 and December 31, 2016, and the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015	F-5
Consolidated Statements of Equity for the years ended December 31, 2017 and December 31, 2016, and the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015	F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2017 and December 31, 2016, and the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015	F-9
Notes to Consolidated Financial Statements	F-11
Financial Statement Schedule
Schedule III—Real estate and accumulated depreciation	F-37

All other schedules are omitted since the required information is either not present in any amounts, is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Seritage Growth Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seritage Growth Properties and subsidiaries (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of operations, equity, and cash flows, for each of the two years in the period ended December 31, 2017 and for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, and for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2018

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Seritage Growth Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 28, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are  being made only in accordance with authorizations of management and directors  of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

New York, New York

February 28, 2018

SERITAGE GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Investment in real estate
Land	$799,971	$840,021
Buildings and improvements	829,168	839,663
Accumulated depreciation	(139,483)	(89,940)
	1,489,656	1,589,744
Construction in progress	224,904	55,208
Net investment in real estate	1,714,560	1,644,952
Investment in unconsolidated joint ventures	282,990	425,020
Cash and cash equivalents	241,569	52,026
Restricted cash	175,665	87,616
Tenant and other receivables, net	30,787	23,172
Lease intangible assets, net	310,098	464,399
Prepaid expenses, deferred expenses and other assets, net	20,148	15,052
Total assets	$2,775,817	$2,712,237

LIABILITIES AND EQUITY
Liabilities
Mortgage loans payable, net	$1,202,314	$1,166,871
Unsecured term loan, net	143,210	—
Accounts payable, accrued expenses and other liabilities	109,433	121,055
Total liabilities	1,454,957	1,287,926

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 32,415,734 and 25,843,251 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	324	258
Class B common shares $0.01 par value; 5,000,000 shares authorized; 1,328,866 and 1,589,020 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	13	16
Class C common shares $0.01 par value; 50,000,000 shares authorized; 3,151,131 and 5,754,685 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	31	58
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of December 31, 2017; liquidation preference of $70,000	28	—
Additional paid-in capital	1,116,060	925,563
Accumulated deficit	(229,760)	(121,338)
Total shareholders' equity	886,696	804,557
Non-controlling interests	434,164	619,754
Total equity	1,320,860	1,424,311
Total liabilities and equity	$2,775,817	$2,712,237

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

			July 7, 2015
	Year Ended December 31,		(date operations commenced) to
	2017	2016	December 31, 2015
REVENUE
Rental income	$178,492	$186,421	$86,645
Tenant reimbursements	62,525	62,253	26,926
Total revenue	241,017	248,674	113,571
EXPENSES
Property operating	19,700	21,510	6,329
Real estate taxes	45,653	43,681	22,355
Depreciation and amortization	262,171	177,119	65,907
General and administrative	27,902	17,469	9,956
Litigation charge	—	19,000	—
Provision for doubtful accounts	158	269	—
Acquisition-related expenses	—	73	18,397
Total expenses	355,584	279,121	122,944
Operating loss	(114,567)	(30,447)	(9,373)
Equity in (loss) income of unconsolidated joint ventures	(7,788)	4,646	4,772
Gain on sale of interests in unconsolidated joint ventures	60,302	—	—
Gain on sale of real estate	11,447	—	—
Interest and other income	877	266	136
Interest expense	(70,112)	(63,591)	(30,461)
Unrealized (loss) gain on interest rate cap	(701)	(1,378)	(2,933)
Loss before income taxes	(120,542)	(90,504)	(37,859)
Provision for income taxes	(271)	(505)	(944)
Net loss	(120,813)	(91,009)	(38,803)
Net loss attributable to non-controlling interests	47,059	39,451	16,465
Net loss attributable to Seritage	$(73,754)	$(51,558)	$(22,338)
Preferred dividends	(245)	—	—
Net loss attributable to Seritage common shareholders	$(73,999)	$(51,558)	$(22,338)

Net loss per share attributable to Class A and Class C common shareholders - Basic and diluted	$(2.19)	$(1.64)	$(0.71)
Weighted average Class A and Class C common shares outstanding - Basic and diluted	33,804	31,416	31,386

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY

(Amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at July 7, 2015 (date operations commenced)	24,584	$246	1,589	$16	6,790	$68	—	$—	$923,636	$—	$711,991	$1,635,957

Net loss	—	—	—	—	—	—	—	—	—	(22,338)	(16,465)	(38,803)
Offering related costs	—	—	—	—	—	—	—	—	(70)	—	(56)	(126)
Dividends and distributions declared ($0.50 per share and unit)	—	—	—	—	—	—	—	—	—	(15,807)	(12,088)	(27,895)
Vesting of restricted share units	217	2	—	—	—	—	—	—	(2)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	944	—	—	944
Share class exchanges, net (17,450 common shares)	17	0	—	—	(17)	(0)	—	—	—	—	—	—

Balance at December 31, 2015	24,818	$248	1,589	$16	6,773	$68	—	$—	$924,508	$(38,145)	$683,382	$1,570,077

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY (Continued)

(Amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2016	24,818	$248	1,589	$16	6,773	$68	—	$—	$924,508	$(38,145)	$683,382	$1,570,077

Net loss	—	—	—	—	—	—	—	—	—	(51,558)	(39,451)	(91,009)
Dividends and distributions declared ($1.00 per share and unit)	—	—	—	—	—	—	—	—	—	(31,635)	(24,177)	(55,812)
Vesting of restricted share units	7	0	—	—	—	—	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	—	—	—	—	—	—	1,068	—	—	1,068
Share class exchanges, net (1,018,500 common shares)	1,018	10	—	—	(1,018)	(10)	—	—	—	—	—	—

Balance at December 31, 2016	25,843	$258	1,589	$16	5,755	$58	—	$—	$925,563	$(121,338)	$619,754	$1,424,311

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY (Continued)

(Amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2017	25,843	$258	1,589	$16	5,755	$58	—	$—	$925,563	$(121,338)	$619,754	$1,424,311

Net loss	—	—	—	—	—	—	—	—	—	(73,754)	(47,059)	(120,813)
Dividends and distributions declared ($1.00 per share and unit)	—	—	—	—	—	—	—	—	—	(34,668)	(21,449)	(56,117)
Vesting of restricted share units	11	—	—	—	—	—	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	—	—	—	—	—	—	7,018	—	—	7,018
Issuance of preferred stock	—	—	—	—	—	—	2,800	28	66,446	—	—	66,474
Share class exchanges, net (2,603,554 common shares)	2,604	27	—	—	(2,604)	(27)	—	—	—	—	—	—
Share class surrenders (260,154 common shares)	—	—	(260)	(3)	—	—	—	—	3	—	—	—
OP Unit exchanges (3,958,182 units)	3,958	39	—	—	—	—	—	—	117,043	—	(117,082)	—

Balance at December 31, 2017	32,416	$324	1,329	$13	3,151	$31	2,800	$28	$1,116,060	$(229,760)	$434,164	$1,320,860

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

			July 7, 2015
	Year Ended December 31,		(date operations commenced) to
	2017	2016	December 31, 2015
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(120,813)	$(91,009)	$(38,803)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss (income) of unconsolidated joint ventures	7,788	(4,646)	(4,772)
Distributions from unconsolidated joint ventures	14,344	15,677	6,733
Gain on sale of interest in unconsolidated joint venture	(60,302)	—	—
Gain on sale of real estate	(11,447)	—	—
Unrealized loss on interest rate cap	701	1,378	2,933
Stock-based compensation	7,018	1,068	944
Depreciation and amortization	262,171	177,119	65,907
Amortization of deferred financing costs	8,719	5,361	2,657
Amortization of above and below market leases, net	(720)	(680)	(388)
Straight-line rent adjustment	(3,719)	(12,862)	(8,299)
Change in operating assets and liabilities
Tenants and other receivables	(4,753)	350	(1,473)
Prepaid expenses, deferred expenses and other assets	(7,877)	6,080	(25,596)
Accounts payable, accrued expenses and other liabilities	(21,462)	12,143	21,589
Net cash provided by operating activities	69,648	109,979	21,432
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of real estate and unconsolidated joint ventures	—	—	(2,630,412)
Investment in unconsolidated joint ventures	(37,993)	(9,000)	—
Net proceeds from sale of real estate	50,875	—	—
Net proceeds from disposition of interest in unconsolidated joint venture	257,373	—	—
Development of real estate	(243,105)	(66,193)	(11,273)
Net cash provided by (used in) investing activities	27,150	(75,193)	(2,641,685)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of mortgage loans payable	—	—	1,161,196
Repayment of mortgage loans payable	(50,634)	—	—
Proceeds from Future Funding Facility	79,998	20,002	—
Proceeds from Unsecured Term Loan	230,000	—	—
Repayment of Unsecured Delayed Draw Term Loan	(85,000)	—	—
Payment of deferred financing costs	(4,348)	(914)	(21,431)
Proceeds from issuance of common stock and non-controlling interest	—	—	1,644,042
Proceeds from issuance of preferred stock	70,000	—	—
Offering related costs	(3,526)	—	(8,212)
Common dividends paid	(34,248)	(39,354)	—
Non-controlling interests distributions paid	(21,448)	(30,220)	—
Net cash provided by (used in) financing activities	180,794	(50,486)	2,775,595
Net increase (decrease) in cash, cash equivalents, and restricted cash	277,592	(15,700)	155,342
Cash, cash equivalents, and restricted cash, beginning of period	139,642	155,342	—
Cash, cash equivalents, and restricted cash, end of period	$417,234	$139,642	$155,342

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Amounts in thousands)

			July 7, 2015
	Year Ended December 31,		(date operations commenced) to
	2017	2016	December 31, 2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$73,870	$61,051	$25,325
Capitalized interest	13,142	3,077	226
Income taxes paid	271	505	944
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$21,449	$6,369	$2,856
Dividends and distribution declared and unpaid	13,968	13,954	27,894
Decrease in assets and liabilities resulting from deconsolidated properties
Real estate, net	(67,616)	—	—
Tenant and other receivables, net	(814)	—	—
Lease intangible assets, net	(13,480)	—	—
Prepaid expenses, deferred expenses and other assets, net	(8)	—	—
Accounts payable, accrued expenses and other liabilities	3,612	—	—

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

On June 11, 2015 Sears Holdings Corporation (“Sears Holdings”) effected a rights offering (the “Rights Offering”) to Sears Holdings stockholders to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of 234 of Sears Holdings’ owned properties and one of its ground leased properties (the “Wholly Owned Properties”), and its 50% interests in three joint ventures (such joint ventures, the “JVs,” and such 50% joint venture interests the “JV Interests”) that collectively own 28 properties, ground lease one property and lease two properties (collectively, the “Original JV Properties”) (collectively, the “Transaction”).  The Rights Offering ended on July 2, 2015 and the Company’s Class A common shares were listed on the New York Stock Exchange (“NYSE”) on July 6, 2015.

On July 7, 2015, the Company completed the Transaction with Sears Holdings and commenced operations.  The Company did not have any operations prior to the completion of the Rights Offering and Transaction.

During the year ended December 31, 2017, the Company completed transactions whereby it (i) sold its 50% JV Interests in 13 Original JV Properties and (ii) sold a 50% interest in five Wholly Owned Properties and retained a 50% interest in five new joint venture properties (the “New JV Properties” and, together with the Original JV Properties, the “JV Properties”).

Seritage is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through the Company’s investment in the Operating Partnership.  As of December 31, 2017, our portfolio consisted of approximately 39.4 million square feet of gross leasable area (“GLA”), including 230 wholly owned properties totaling approximately 35.2 million square feet of GLA across 49 states and Puerto Rico, and interests in 23 joint venture properties totaling over 4.2 million square feet of GLA across 13 states.

As of December 31, 2017, we leased space at 148 Wholly Owned Properties to Sears Holdings under the Master Lease, including 76 properties leased only to Sears Holdings and 72 properties leased to both Sears Holdings and one or more third-party tenants.  The remaining 92 Wholly Owned Properties include 51 properties that are leased solely to third-party tenants and do not have any space leased to Sears Holdings, and 31 vacant properties.  As of December 31, 2017, space at 22 JV Properties is also leased to Sears Holdings by, as applicable, the GGP JVs, the Simon JV or the Macerich JV, in each case under a separate JV Master Lease.  Sears Holdings is the sole tenant at nine JV properties and 13 JV properties are leased to both Sears Holdings and one or more third-party tenants.  One JV Property was vacant as of December 31, 2017.

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

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.  The Company holds a 63.8% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  Through consideration of new consolidation guidance effective for the Company as of January 1, 2016, it has been concluded that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  However, as the Company holds what is deemed a majority voting interest in the Operating Partnership, it qualifies for the exemption from providing certain of the disclosure requirements associated with investments in VIEs.

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

Segment Reporting

The Company currently operates in a single reportable segment, which includes the acquisition, ownership, development, redevelopment, management and leasing of real estate properties.  The Company’s chief operating decision maker, its Chief Executive Officer, assesses and measures the operating and financial results for each property on an individual basis and does not distinguish or group properties based on geography, size, or type. The Company, therefore, aggregates all properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operational process.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No such impairment losses were recognized for the years ended December 31, 2017 or December 31, 2016, or for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the years ended December 31, 2017 or December 31, 2016, or for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.

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

Restricted Cash

Restricted cash represents cash deposited in escrow accounts, which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements, as well as legally restricted tenant security deposits.  As of December 31, 2017, the Company had approximately $175.7 million of restricted cash, consisting of $151.3 million reserved for redevelopment costs, tenant allowances and leasing commissions, deferred maintenance, environmental remediation and other capital expenditures, $21.7 million related to basic property carrying costs such as real estate taxes, insurance and ground rent; and $2.7 million of other restricted cash which consists primarily of prepaid rental income.

As of December 31, 2016, the Company had approximately $87.6 million of restricted cash, including $65.5 million reserved for redevelopment costs, deferred maintenance, environmental remediation and other capital expenditures; $19.2 million related to basic property carrying costs such as real estate taxes, insurance and ground rent and $2.9 million of other restricted cash which consists primarily of prepaid rental income.

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
−

For the portion of the termination fee attributable to the annual base rent of the subject property, termination income is recognized on a straight-line basis over the shortened life of the lease from the date the termination fee becomes legally binding to the date of vacancy.

−

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

For the years ended December 31, 2017 and December 31, 2016, and for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015, the Company recorded unrealized losses $0.7 million, $1.4 million and $2.9 million, respectively.

As of December 31, 2017, the interest rate cap had a fair value of less than $0.1 million as compared to approximately $0.7 million at December 31, 2016.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of December 31, 2017, a majority of the Company's real estate properties were leased to Sears Holdings, and the majority of Company’s rental revenues were derived from the Master Lease (see Note 5).  Until the Company further diversifies the tenancy of its portfolio, an event that has a material adverse effect on Sears Holdings’ business, financial condition or results of operations could have a material adverse effect on the Company’s business, financial condition or results of operations.  Sears Holdings is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.  Refer to www.sec.gov for Sears Holdings publicly-available financial information.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of December 31, 2017, the Company's portfolio of 230 Wholly Owned Properties was diversified by location across 49 states and Puerto Rico.

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

Recently Issued Accounting Pronouncements

In February 2017, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets” to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial assets to noncustomers. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a non-controlling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. ASU 2017-15 is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The effective date of this guidance coincides with revenue recognition guidance. The Company will implement this guidance for reporting periods starting January 1, 2018.

In January 2017, the FASB issued ASU 2017-01 which changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets.  While there are various differences between the accounting for an asset acquisition and a business combination, the Company expects that the largest impact will be the capitalization of transaction costs for asset acquisitions which are expensed for business combinations.  ASU 2017-01 is effective, on a prospective basis, for interim and annual periods beginning after January 1, 2019.  The Company adopted the guidance on the issuance date effective January 5, 2017 on a prospective basis and it did not have an impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, "Statement of Cash Flows - Restricted Cash." ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or cash equivalents.  Therefore, amounts generally described as restricted cash and equivalents should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows.  ASU 2016-18 is effective, on a retroactive basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.  The Company early adopted this guidance on March 31, 2017, which changes our statements of cash flows and related disclosure for all periods presented and accordingly, the following is a summary of our cash, cash equivalents, and restricted cash total as presented in our statements of cash flows for the year ended December 31, 2017 and December 31, 2016, and for the period from July 7, 2015 (Date Operations Commenced) to December 31, 2016 (in thousands):

	December 31,
	2017	2016	2015
Cash and cash equivalents	$241,569	$52,026	$62,867
Restricted cash	175,665	87,616	92,475
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$417,234	$139,642	$155,342

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides classification guidance for eight specific topics including debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-15 is effective, on a prospective basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.  The Company will retrospectively adopt ASU 2016-15 on the effective date of January 1, 2018, applying the cumulative earnings approach to classify distributions received from our equity method investees, which will impact our consolidated statements of cash flows upon adoption where distributions from unconsolidated joint ventures in excess of cumulative equity in earnings will be classified as an inflow from investing activities.

On February 25, 2016, the FASB issued Accounting Standards Codification (“ASC”) 842 (“ASC 842”), “Leases” which replaces the existing guidance in ASC 840, Leases.  ASC 842 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018.  ASC 842 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases.  Both finance leases and operating leases will result in the lessee recognizing a right-of-use (ROU) asset and a corresponding lease liability.  For finance leases, the lessee will recognize interest expense and amortization of the ROU asset and for operating leases, the lessee will recognize a straight-line total lease expense. Under ASC 842, there will be modifications to conform lessor accounting with the lessee model, eliminate real estate specific guidance, further define certain lease and non-lease components, and change the definition of initial direct costs of leases requiring significantly more leasing related costs to be expensed upfront.

We have considered the effect of ASC 842, and believe the lease standard will impact our revenue recognition applied to executory costs and other components of revenue due under leases that are deemed to be non-lease components, which could affect our recognition pattern for such revenue. The guidance will require that lessees and lessors capitalize, as initial direct costs, only those costs that are incurred due to the execution of a lease. Under this guidance, allocated payroll costs and other costs that are incurred regardless of whether the lease is obtained will no longer be capitalized as initial direct costs and instead will be expensed as incurred. Tenant reimbursement and common area maintenance will be considered an additional service to the lessee and therefore will be required to be presented as a non-lease component. The Company is currently in the process of evaluating the impact the adoption of the guidance will have on its consolidated financial statements.

In September 2015, the FASB issued ASU 2015-16, which amends Topic 805, “Business Combinations”, and requires the recognition of purchase price allocation adjustments that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, and eliminates the requirement to retrospectively account for these adjustments.  ASU 2015-16 is effective, on a prospective basis, for interim and annual periods beginning after December 15, 2015; early adoption is permitted.  The Company early adopted ASU 2015-16 on the issuance date effective September 2015 on a prospective basis and it did not have an impact on the consolidated financial statements.

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

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $310.1 million and $14.5 million, respectively, as of December 31, 2017, and $464.4 million and $16.8 million, respectively, as of December 31, 2016.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

December 31, 2017

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$542,655	$(249,569)	$293,086
Below-market ground leases, net	11,766	(508)	11,258
Above-market leases, net	8,925	(3,171)	5,754
Total	$563,346	$(253,248)	$310,098

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,658	$(5,182)	$14,476
Total	$19,658	$(5,182)	$14,476

December 31, 2016

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$592,871	$(146,964)	$445,907
Below-market ground leases, net	11,766	(305)	11,461
Above-market leases, net	8,964	(1,933)	7,031
Total	$613,601	$(149,202)	$464,399

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$20,011	$(3,184)	$16,827
Total	$20,011	$(3,184)	$16,827

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $1.2 million, $0.9 million and $0.5 million for the year ended December 31, 2017, the year ended December 31, 2016 and the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015, respectively.  Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2018 is as follows (in thousands):

2018	$(949)
2019	(922)
2020	(788)
2021	(775)
2022	(485)

Amortization of acquired below-market ground leases resulted in additional rent expense of $0.2 , $0.2 million and $0.1 million for the year ended December 31, 2017, the year ended December 31, 2016 and the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015, respectively.  Estimated annual amortization of acquired below-market ground leases for each of the five succeeding years commencing January 1, 2018 is as follows (in thousands):

2018	$203
2019	203
2020	203
2021	203
2022	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $139.5 million, $110.2 million and $36.8 million for the year ended December 31, 2017, the year ended December 31, 2016 and the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015, respectively.  Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2018 is as follows (in thousands):

2018	$61,997
2019	37,357
2020	36,911
2021	36,127
2022	35,151

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

The Company currently has investments in four unconsolidated entities: (i) GS Portfolio Holdings II LLC (the “GGP I JV”), a joint venture between Seritage and a subsidiary of GGP Inc. (together with its subsidiaries, “GGP”); (ii) GS Portfolio Holdings (2017) LLC (the “GGP II JV” and, together with GGP I JV, the “GGP JVs”), a joint venture between Seritage and a subsidiary of GGP; (iii) SPS Portfolio Holdings II LLC (the “Simon JV”), a joint venture between Seritage and a subsidiary of Simon Property Group, Inc. (together with its subsidiaries, “Simon”); and (iv) MS Portfolio LLC (the “Macerich JV”), a joint venture between Seritage and a subsidiary of The Macerich Company (together with its subsidiaries, “Macerich”).  A substantial majority of the space at the JV Properties is leased to Sears Holdings under the JV Master Leases which include recapture rights and termination rights with similar terms as those described under the Master Lease.

GGP Transactions

On July 12, 2017, the Company completed two transactions with GGP for gross consideration of $247.6 million whereby the Company (i) sold to GGP the Company’s 50% JV Interests in eight of the 12 assets in the GGP I JV for $190.1 million and recorded a gain of $43.7 million which is included in gain on sale of interest in unconsolidated joint venture within the consolidated statements of operations; and (ii) contributed five Wholly Owned Properties to the GGP II JV and sold a 50% interest in the new JV Properties to GGP for $57.5 million and recorded a gain of $11.5 million which is included in gain on sale of real estate within the consolidated statements of operations.

As a result of the transactions, the Company reduced amounts outstanding under its Mortgage Loans and Future Funding Facility by $50.6 million and received approximately $171.6 million of additional cash proceeds before closing costs, which it has used to fund the Company’s redevelopment pipeline and for general corporate purposes.

Simon Transaction

On November 3, 2017, the Company sold to Simon the its 50% JV Interests in five of the ten assets in the Simon JV for $68.0 million and recorded a gain of $16.6 million which is included in gain on sale of interest in unconsolidated joint venture within the consolidated statements of operations.  Net proceeds from the sale have been used to fund the Company’s redevelopment pipeline and for general corporate purposes.

The Company’s investments in unconsolidated joint ventures at December 31, 2017, consisted of (in thousands, except number of properties):

	Seritage %	# of	Total	Contribution
Joint Venture	Ownership	Properties	GLA	Value (1)
GGP I JV	50%	4	598	$37,570
GGP II JV	50%	5	1,187	57,500
Macerich JV	50%	9	1,576	150,000
Simon JV	50%	5	872	52,590
Total		23	4,233	$297,660

(1)	Represents contribution value at formation of each JV.

Each unconsolidated joint venture is obligated to prepare financial statements in accordance with GAAP.  The Company generally shares in the profits and losses of these unconsolidated joint ventures in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the Company’s deferral of the unconsolidated joint venture’s profits from land sales to the Company; or other items.  There were no joint venture impairment charges during the years ended December 31, 2017 or December 31, 2016, or the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.

The following tables presents combined condensed financial data for all of the Company’s unconsolidated joint ventures as of December 31, 2017 and December 31, 2016, and for the years ended December 31, 2017 and December 31, 2016, and the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015:

	December 31, 2017	December 31, 2016
ASSETS
Investment in real estate
Land	$191,853	$214,109
Buildings and improvements	388,363	598,978
Accumulated depreciation	(48,306)	(56,324)
	531,910	756,763
Construction in progress	21,000	48,885
Net investment in real estate	552,910	805,648
Cash and cash equivalents	4,549	3,434
Tenant and other receivables, net	3,843	6,133
Other assets, net	45,605	38,646
Total assets	$606,907	$853,861
LIABILITIES AND MEMBERS INTERESTS
Liabilities
Mortgage loans payable, net	$122,875	$—
Accounts payable, accrued expenses and other liabilities	28,201	14,177
Total liabilities	151,076	14,177
Members Interest
Additional paid in capital	473,098	830,389
Retained earnings	(17,267)	9,295
Total members interest	455,831	839,684
Total liabilities and members interest	$606,907	$853,861

			July 7, 2015
	Year Ended December 31,		(date operations commenced) to
	2017	2016	December 31, 2015
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$58,264	$66,417	$35,150
Property operating expenses	(11,358)	(12,787)	(7,339)
Depreciation and amortization	(47,948)	(42,233)	(17,975)
Operating income	(1,042)	11,397	9,836
Other expenses	(14,533)	(2,105)	(292)
Net (loss) income	$(15,575)	$9,292	$9,544
Equity in (loss) income of unconsolidated joint ventures	$(7,788)	$4,646	$4,772

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

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal.  As of December 31, 2017 and December 31, 2016, the annual base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $93.3 million and $134.0 million, respectively.  In each of the initial and first two renewal terms, annual base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year.  For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

Revenues from the Master Lease for the years ended December 31, 2017 and December 31, 2016, and for the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015 are as follows (in thousands and excluding straight-line rent of $0.8 million, $9.9 million and $5.6 million, respectively):

			July 7, 2015
	Year Ended December 31,		(date operations commenced) to
	2017	2016	December 31, 2015
Rental income	$112,881	$133,237	$64,838
Termination fee income	19,315	—	—
Tenant reimbursements	51,672	55,823	25,204
Total revenue	$183,868	$189,060	$90,042

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

As of December 31, 2017, the Company had exercised certain recapture rights with respect to 56 properties as follows:

Property	Recapture Type	Notice Date(s)
Anchorage, AK	100%	December 2017
Boca Raton, FL	100%	December 2017
Westminster, CA	100%	December 2017
Hicksville, NY	100%	December 2017
Orland Park, IL	100% (1)	December 2017
Florissant, MO	Out parcel	December 2017
Salem, NH	Out parcel	December 2017
Fairfield, CA	Partial	December 2017
Las Vegas, NV	Partial	December 2017
Plantation, FL	Partial	December 2017
Yorktown Heights	Partial	December 2017
Austin, TX	100% (1)	December 2017 / September2017
North Little Rock, AR	Auto Center	September 2017
Ft. Wayne, IN	Out parcel	September 2017
St. Clair Shores, MI	100%	September 2017
Redmond, WA	Auto Center	September 2017
Temecula, CA	Partial	June 2017
Roseville, CA	Auto center	June 2017
North Riverside, IL	Partial	June 2017
Watchung, NJ	100%	June 2017
Canton, OH	Partial	June 2017
Dayton, OH	Auto center	June 2017
Carson, CA	100% (1)	April 2017 / December 2016
San Diego, CA	100% (1)	April 2017
Aventura, FL	100%	April 2017
Hialeah, FL	100% (1)	April 2017
Anderson, SC	100% (1)	April 2017 / July 2016
Charleston, SC	100% (1)	April 2017 / October 2016
Valley View, TX	100%	April 2017
North Miami, FL	100%	March 2017
Cockeysville, MD	Partial	March 2017
Olean, NY	Partial	March 2017
Santa Cruz, CA	Partial	December 2016
Santa Monica, CA	100%	December 2016
Saugus, MA	Partial	December 2016
Guaynabo, PR	Partial	December 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
West Hartford, CT	100%	October 2016
Rehoboth Beach, DE	Partial	October 2016
St. Petersburg, FL	100%	October 2016
Warwick, RI	Auto center	October 2016
North Hollywood, CA	Partial	July 2016
Orlando, FL	100%	July 2016
Ft. Wayne, IN	Out parcel	July 2016
West Jordan, UT	Partial + auto center	July 2016
Madison, WI	Partial	July 2016
Bowie, MD	Auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Wayne, NJ (2)	Partial + auto center	May 2016
Albany, NY	Auto center	May 2016
Fairfax, VA	Partial + auto center	May 2016
San Antonio, TX	Auto center	March 2016
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015
Braintree, MA	100%	November 2015

(1)	In 2017, the Company converted partial recapture rights to 100% recapture rights and exercised such recapture rights.
(2)	In 2017, the Company contributed this asset to the GGP II JV and retained a 50% ownership interest.

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

As of December 31, 2017, Sears Holdings had terminated the Master Lease with respect to 56 stores totaling 7.4 million square feet of gross leasable area.  The aggregate annual base rent at these stores was approximately $23.6 million. Sears Holdings continued to pay the Company rent until it vacated the stores and also paid aggregate termination fees of approximately $45.1 million, an amount equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expenses.

As of December 31, 2017, the Company had announced redevelopment projects at 18 of the terminated properties and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears Holdings.

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Cullman, AL	98,500	September 2016	January 2017	Q2 2017
Sierra Vista, AZ	86,100	September 2016	January 2017
Thornton, CO	190,200	September 2016	January 2017	Q1 2017
Chicago, IL	118,800	September 2016	January 2017
Springfield, IL	84,200	September 2016	January 2017	Q3 2016
Elkhart, IN	86,500	September 2016	January 2017	Q4 2016
Merrillville, IN	108,300	September 2016	January 2017	Q4 2016
Houma, LA	96,700	September 2016	January 2017
New Iberia, LA	91,700	September 2016	January 2017	Q2 2017
Alpena, MI	118,200	September 2016	January 2017
Manistee, MI	87,800	September 2016	January 2017
Sault Sainte Marie, MI	92,700	September 2016	January 2017
Kearney, NE	86,500	September 2016	January 2017	Q3 2016
Deming, NM	96,600	September 2016	January 2017
Harlingen, TX	91,700	September 2016	January 2017
Yakima, WA	97,300	September 2016	January 2017
Riverton, WY	94,800	September 2016	January 2017
Riverside, CA	94,500	January 2017	April 2017
Kissimmee, FL	112,505	January 2017	April 2017
Leavenworth, KS	76,853	January 2017	April 2017
Hopkinsville, KY	70,326	January 2017	April 2017
Paducah, KY	108,244	January 2017	April 2017	Q3 2017
Owensboro, KY	68,334	January 2017	April 2017
Detroit Lakes, MN	79,102	January 2017	April 2017
Jefferson City, MO	92,016	January 2017	April 2017	Q2 2017
Henderson, NV	122,823	January 2017	April 2017	Q1 2017
Concord, NC	137,499	January 2017	April 2017
Chapel Hill, OH	187,179	January 2017	April 2017
Kenton, OH	96,066	January 2017	April 2017
Muskogee, OK	87,500	January 2017	April 2017
Mount Pleasant, PA	83,536	January 2017	April 2017
Sioux Falls, SD	72,511	January 2017	April 2017
El Paso, TX	103,657	January 2017	April 2017
Layton, UT	90,010	January 2017	April 2017
Elkins, WV	94,885	January 2017	April 2017
Platteville, WI	94,841	January 2017	April 2017
Sarasota, FL	204,500	June 2017	October 2017
Chicago, IL	293,700	June 2017	October 2017
Overland Park, KS	215,000	June 2017	October 2017
Lafayette, LA	194,900	June 2017	October 2017
Cockeysville, MD	83,900	June 2017	October 2017	Q1 2017
Hagerstown, MD	107,300	June 2017	October 2017	Q1 2016
Roseville, MI	277,000	June 2017	October 2017	Q3 2016
Burnsville, MN	161,700	June 2017	October 2017
Albany, NY	216,200	June 2017	October 2017	Q1 2016
East Northport, NY	187,000	June 2017	October 2017	Q2 2017
Johnson City, NY	155,100	June 2017	October 2017
Olean, NY	75,100	June 2017	October 2017	Q1 2017
Mentor, OH	208,700	June 2017	October 2017
Middleburg Heights, OH	351,600	June 2017	October 2017
Toledo, OH	209,900	June 2017	October 2017
York, PA	82,000	June 2017	October 2017
Warwick, RI	169,200	June 2017	October 2017	Q3 2016 / Q3 2017
Greendale, WI	238,400	June 2017	October 2017	Q4 2017
Friendswood, TX (1)	166,000	June 2017	November 2017
Westwood, TX (1)	215,000	June 2017	January 2018
Total square feet	7,411,187

(1)	The Company and Sears Holdings agreed to extend occupancy beyond October 2017 under the existing Master Lease terms.

Lessor

The Company generally leases space to tenants under non-cancelable operating leases.  The leases typically provide for the payment of fixed base rents, as well as reimbursements of real estate taxes, insurance, maintenance and other costs.  Certain leases also provide for the payment by the lessee of additional rents based on a percentage of their sales.

As of December 31, 2017, future base rental revenue under non-cancelable operating leases, excluding extension options and signed leases for which rental payments have not yet commenced, is as follows (in thousands):

Year ending December 31,
2018	$138,488
2019	141,216
2020	139,516
2021	140,120
2022	140,086
Thereafter	465,736
$1,165,162

These future minimum amounts do not include tenant reimbursement income or additional rents based on a percentage of tenants’ sales.  For the year ended December 31, 2017, the Company recognized $62.5 million of tenant reimbursement income, as well as approximately $0.5 million of additional rent based on a percentage of tenants’ sales which was included in rental income.  For the year ended December 31, 2016, the Company recognized $62.3 million of tenant reimbursement income, as well as approximately $0.1 million of additional rent based on a percentage of tenants’ sales which was included in rental income.

As Lessee

The Company recorded rent expense related to leased corporate office space of $0.7 million, $0.6 million and $0.6 million for the year ended December 31, 2017, the year ended December 31, 2016 and the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.  Such rent expense is classified within general and administrative expenses on the consolidated statements of operations.

In addition, in connection with the Transaction, the Company acquired a ground lease for one property.  The Company recorded ground rent expense of approximately $50 thousand, $50 thousand and $25 thousand for the year ended December 31, 2017, the year ended December 31, 2016 and the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015.  Such ground rent expense is classified within property operating expenses on the consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

Note 6 – Debt

Mortgage Loans Payable

On July 7, 2015, pursuant to the Transaction, the Company entered into a mortgage loan agreement (the “Mortgage Loan Agreement”) and mezzanine loan agreement (collectively, the “Loan Agreements”), providing for term loans in an initial principal amount of approximately $1,161 million (collectively, the “Mortgage Loans”) and a $100 million future funding facility (the “Future Funding Facility”).  Pursuant to the terms of the Loan Agreements, amounts available under the Future Funding Facility were fully drawn by the Company on June 30, 2017.  Such amounts were deposited into a redevelopment reserve and used to fund redevelopment activity at the Company’s properties.

On July 12, 2017, as a result of the transaction whereby the Company contributed five Wholly Owned Properties to the GGP II JV and sold a 50% interest in the new JV Properties to GGP for $57.5 million, the Company reduced amounts outstanding under its Mortgage Loans and Future Funding Facility by $50.6 million.

As of December 31, 2017, the aggregate principal amount outstanding under the Mortgage Loans and the Future Funding Facility was $1,211 million.

Interest under the Mortgage Loans and Future Funding Facility is due and payable on the payment dates, and all outstanding principal amounts are due when the loan matures on the payment date in July 2019, pursuant to the Loan Agreements.  The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions.  Borrowings under the Mortgage Loans and Future Funding Facility bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of December 31, 2017, a weighted-average spread of 470 basis points; payments are made monthly on an interest-only basis.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the years ended December 31, 2017 and December 31, 2016 were 6.03% and 5.24%, respectively.

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

The Company incurred $22.3 million of debt issuance costs related to the Mortgage Loans and Future Funding Facility which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Loan Agreements.  As of December 31, 2017, the unamortized balance of the Company’s debt issuance costs was $8.5 million as compared to $14.3 million as December 31, 2016.

Unsecured Term Loan

On February 23, 2017, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $200 million senior unsecured delayed draw term loan facility (the “Unsecured Delayed Draw Term Loan”) with JPP, LLC and JPP II, LLC as lenders (collectively, the “Original Lenders”) and JPP, LLC as administrative agent.

The total commitment of the Lenders under the Unsecured Delayed Draw Term Loan was $200 million and the maturity date was December 31, 2017.

The principal amount of loans outstanding under the Unsecured Delayed Draw Term Loan bore a base annual interest rate of 6.50%.  If a cash flow sweep period were to have occurred and been continuing under the Company’s Mortgage Loan Agreement (i) the interest rate on any outstanding advances would have increased from and after such date by 1.5% per annum above the base interest rate and (ii) the interest rate on any advances made after such date would have increased by 3.5% per annum above the base interest rate.  Accrued and unpaid interest was payable in cash, except that during the continuance of a cash flow sweep period under the Company’s Mortgage Loan Agreement, the Operating Partnership could elect to defer the payment of interest which deferred amount would be added to the outstanding principal balance of the loans.

On February 23, 2017, the Operating Partnership paid to the Original Lenders an upfront commitment fee equal to $1.0 million.  On May 24, 2017, the Operating Partnership paid to the Original Lenders an additional, and final, commitment fee of $1.0 million.

The Unsecured Delayed Draw Term Loan required that the Company at all times maintain (i) a net worth of not less than $1.0 billion, and (ii) a leverage ratio not to exceed 60.0%.

The Unsecured Delayed Draw Term Loan included customary representations and warranties, covenants and indemnities.  The Unsecured Delayed Draw Term Loan also had customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representation or warranty, and bankruptcy or insolvency proceedings.  If there was an event of default, the Lenders could declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the Unsecured Delayed Draw Term Loan documents, and require the Operating Partnership to pay a default interest rate on overdue amounts equal to 1.50% in excess of the applicable base interest rate.

Mr. Edward S. Lampert, the Company’s Chairman, is the Chairman and Chief Executive Officer of ESL, which controls JPP, LLC and JPP II, LLC.  The terms of the Unsecured Delayed Draw Term Loan were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Edward S. Lampert recusing himself).

On December 27, 2017, the Operating Partnership, as borrower, and the Company, as guarantor, refinanced the Unsecured Delayed Draw Term Loan with a new $200 million unsecured term loan facility (the “Unsecured Term Loan”).  The principal amount outstanding under the Unsecured Delayed Draw Term Loan at termination was $85 million. No prepayment penalties were triggered and the Unsecured Delayed Draw Term Loan terminated in accordance with its terms.

The lenders under the Unsecured Delayed Draw Term Loan, JPP, LLC and JPP II, LLC, maintained their funding of $85 million in the Unsecured Term Loan, with JPP, LLC appointed as administrative agent under the Unsecured Term Loan.  An affiliate of Empyrean Capital Partners, L.P., a Delaware limited partnership (and together with JPP, LLC and JPP II LLC, each an “Initial Lender” and collectively, the “Initial Lenders”), funded $60 million under the Unsecured Term Loan, resulting in a total of $145 million committed and funded under the Unsecured Term Loan at closing.  Under an accordion feature, the Company has the right to increase the total commitments up to $200 million and place an additional $55 million of incremental loans with the Initial Lenders or new lenders. The Initial Lenders under the Unsecured Term Loan are not obligated to make all or any portion of the incremental loans.

The Company used the proceeds of the Unsecured Term Loan, among other things, to refinance the Unsecured Delayed Draw Term Loan, to fund redevelopment projects and for other general corporate purposes.  Loans under the Unsecured Term Loan are guaranteed by the Company.

The Unsecured Term Loan matures on the earlier of (i) December 31, 2018 and (ii) the date on which the outstanding indebtedness under the Company’s existing mortgage and mezzanine facilities are repaid in full.  The Unsecured Term Loan may be prepaid at any time in whole or in part, without any penalty or premium.  Amounts drawn under the Unsecured Term Loan and repaid may not be redrawn.

The principal amount of loans outstanding under the Unsecured Term Loan bears a base annual interest rate of 6.75%.  Accrued and unpaid interest is payable in cash.

On December 27, 2017, the Borrower paid to each Initial Lender an upfront fee in an aggregate amount equal to 1.00% of the principal amount of the loan made by such Initial Lender.

The Unsecured Term Loan requires that the Company at all times maintain (i) a net worth of not less than $1.0 billion, and (ii) a leverage ratio not to exceed 60.0%.

The Unsecured Term Loan includes customary representations and warranties, covenants and indemnities.  The Unsecured Term Loan also has customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representations or warranties, and bankruptcy or insolvency proceedings.  If there is an event of default, the lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the Unsecured Term Loan documents, and require the Borrower to pay a default interest rate on overdue amounts equal to 1.50% in excess of the then applicable interest rate.

The Company believes it is currently in compliance with all material terms and conditions of the Unsecured Term Loan.

The Company incurred $1.5 million of debt issuance costs related to the Unsecured Term Loan which are recorded as a direct deduction from the carrying amount of the Unsecured Term Loan and amortized over the term of the loan.  As of December 31, 2017, the unamortized balance of the Company’s debt issuance costs was $1.5 million.

Mr. Edward S. Lampert, the Company’s Chairman, is the sole stockholder, chief executive officer and director of ESL Investments, Inc., which controls JPP, LLC and JPP II, LLC. The terms of the Unsecured Term Loan were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Edward S. Lampert recusing himself).

Note 7 – Income Taxes

The Company has elected to be taxed as a REIT as defined under Section 856(c) of the Code for U.S. federal income tax purposes and expects to continue to operate to qualify as a REIT.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to currently distribute at least 90% of its adjusted REIT taxable income to its shareholders.

As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to its shareholders.  If the Company fails to qualify as a REIT or does not distribute 100% of its taxable income in any taxable year, it will be subject to federal taxes at regular corporate rates (including for any taxable year ended on or before December 31, 2017, any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state, local and Puerto Rico taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

The Company evaluated whether any uncertain tax provisions exist as of December 31, 2017 and December 31, 2016 and concluded that there are no uncertain tax positions.

On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs.  We have reviewed the provisions of the law that pertain to the Company and have determined them to have no material income tax effect for financial statement purposes for the year ended December 31, 2017.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 inputs.  The Company’s derivative instruments as of December 31, 2017 and December 31, 2016 included an interest rate cap.  The Company utilizes an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at December 31, 2017 and December 31, 2016 was less than $0.1 million and approximately $0.7 million, respectively, and is included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheets.  The Company has elected not to utilize hedge accounting and therefore the change in fair value is included within change in fair value of interest rate cap in the consolidated statements of operations.  For the year ended December 31, 2017, the Company recorded an unrealized loss of $0.7 million related to the change in fair value of the interest rate cap as compared to an unrealized loss of $1.4 million for the year ended December 31, 2016.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash equivalents and mortgage loans payable.  The fair value of cash equivalents is classified as Level 1 and the fair value of mortgage loans payable is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value.  The fair value of mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of December 31, 2017 and December 31, 2016, the estimated fair value of the Company’s debt was $1.36 billion and $1.15 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s mortgage debt.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs including removal, remediation, government fines and injuries to persons and property.  The Company does not believe that any resulting liability from such matters will have a material effect on the consolidated financial position, results of operations or liquidity of the Company.  Under the Master Lease, Sears Holdings has indemnified the Company from certain environmental liabilities at the Wholly Owned Properties existing before, or caused by Sears Holdings during, the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings).  As of December 31, 2017 and December 31, 2016, the Company had approximately $10.8 million and $11.8 million, respectively, of restricted cash in a lender reserve account to fund potential environmental costs that were identified during due diligence related to the Transaction.

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

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL.  ESL beneficially owned approximately 54.0% and 53.2% of Sears Holdings’ outstanding common stock at December 31, 2017 and December 31, 2016, respectively.  Mr. Lampert is also the Chairman of Seritage.

As of December 31, 2017, ESL held an approximately 36.2% interest in Operating Partnership and approximately 2.9% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.  As of December 31, 2016, ESL held an approximately 43.3% interest in Operating Partnership and approximately 3.7% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively

Unsecured Term Loan

On December 27, 2017, the Operating Partnership, as borrower, and the Company, as guarantor, refinanced its Unsecured Delayed Draw Term Loan with a new Unsecured Term Loan.  The Unsecured Delayed Draw Term Loan was scheduled to mature on December 31, 2017. The principal amount outstanding at termination was $85 million.

The lenders under the Unsecured Delayed Draw Term Loan, JPP, LLC and JPP II, LLC, each a Delaware limited liability company, which are controlled by ESL Investments, Inc. have maintained their funding of $85 million in the Unsecured Term Loan, with JPP, LLC appointed as administrative agent under the Unsecured Term Loan.

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

Note 11 – Non-Controlling Interests

Partnership Agreement

On July 7, 2015, Seritage and ESL entered into the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”).  Pursuant to the Partnership Agreement, as the sole general partner of Operating Partnership, Seritage exercises exclusive and complete responsibility and discretion in its day-to-day management, authority to make decisions and control of Operating Partnership, and may not be removed as general partner by the limited partners.  As of December 31, 2017, the Company held a 63.8% interest in the Operating Partnership and ESL held a 36.2% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the period presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

On July 7, 2015, the Company issued 22,332,037 Class A common shares at a price of $29.58 per share, for aggregate proceeds of $660.6 million, pursuant to the Rights Offering.  The Company incurred costs of approximately $8.2 million related to the Rights Offering.  In addition, the Company issued and sold to subsidiaries of each of GGP and Simon 1,125,760 Class A common shares at a price of $29.58 per share, or an aggregate purchase price of $33.3 million, in transactions exempt from registration under the Securities Act. The subsidiary of GGP liquidated its position during the year ended December 31, 2016 and the subsidiary of Simon liquidated its position during the year ended December 31, 2017.

During the year ended December 31, 2017, 3,958,182 Operating Partnership units were converted to Class A common shares and 2,603,554 net Class C non-voting common shares were converted to Class A common shares.

As of December 31, 2017, 32,415,734 Class A common shares were issued and outstanding.

Subsequent to December 31, 2017, 1,626,682 net Class C non-voting common shares were converted to Class A common shares.

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

During the year ended December 31, 2017, 260,154 Class B non-economic common shares were surrendered to the Company.

As of December 31, 2017, 1,328,866 Class B non-economic common shares were issued and outstanding.

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

During the year ended December 31, 2017, 2,603,554 net shares of Class C non-voting common shares were converted to Class A common shares.

Subsequent to December 31, 2017, 1,626,682 net Class C non-voting common shares were converted to Class A common shares.

As of December 31, 2017, 3,151,131 shares of Class C non-voting common shares were issued and outstanding.

Class C non-voting shares have a par value of $0.01 per share.

Series A Preferred Shares

In December 2017, we issued 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share.  We received net proceeds from the offering of approximately $66.7 million after deducting payment of the underwriting discount and offering expenses.  We intend to use the proceeds to fund our redevelopment pipeline and for general corporate purposes.

We may not redeem the Series A Preferred Shares before December 14, 2022 except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendum designating the Series A Preferred Shares.  On and after December 14, 2022, we may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series A Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless we redeem or otherwise repurchase them or they are converted.

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

The Company declared total dividends of $1.00 per Class A and Class C common share during the years ended December 31, 2017 and December 31, 2016, and $0.50 per Class A and Class C common share during the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.  The dividends have been reflected as follows for U.S. federal income tax purposes:

			July 7, 2015
			(Date Operations
	Year Ended	Year Ended	Commenced) to
	December 31, 2017	December 31, 2016	December 31, 2015
Ordinary income	$0.53	$1.00	$0.50
Capital gain distributions	$0.47	—	—
Return of capital	—	—	—
Total	$1.00	$1.00	$0.50

On February 20, 2018, the Company’s Board of Trustees declared a cash dividend of $0.25 per Class A and Class C common share for the three months ending March 31, 2018.  The holders of Operating Partnership units are entitled to an equal distribution per Operating Partnership unit held on March 30, 2018.  These amounts will be paid on April 12, 2018.

On February 20, 2018, the Company’s Board of Trustees also declared a preferred stock dividend of $0.593056 per each Series A Preferred Share.  The dividend covers the period from, and including, December 14, 2017 to, but excluding, April 15, 2018.  The dividend will be paid on April 16, 2018 to holders of record on March 30, 2018.

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

Earnings per share has not been presented for Class B shareholders as they do not have economic rights.

			July 7, 2015
(in thousands except per share amounts)	Year Ended December 31,		(date operations commenced) to
	2017	2016	December 31, 2015
Numerator - Basic and Diluted
Net loss	$(120,813)	$(91,009)	$(38,803)
Net loss attributable to non-controlling interests	47,059	39,451	16,465
Preferred dividends	(245)	—	—
Net loss attributable to common shareholders	$(73,999)	$(51,558)	$(22,338)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	28,249	25,497	24,707
Weighted average Class C common shares outstanding	5,555	5,919	6,679
Weighted average Class A and Class C common shares outstanding	33,804	31,416	31,386

Net loss per share attributable to Class A and Class C common shareholders	$(2.19)	$(1.64)	$(0.71)

No adjustments were made to the numerator for the years ended December 31, 2017 or December 31, 2016, or the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the years ended December 31, 2017 or December 31, 2016, or the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015, because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of December 31, 2017 and December 31, 2016, there were 245,570 and 216,348 shares, respectively, of non-vested restricted stock outstanding.

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

Restricted Shares

Pursuant to the Plan, the Company made grants of restricted shares and share units during the years ended December 31, 2017 and December 31, 2016, and the period from July 7, 2015 (Date Operations Commenced) through December 31, 2015.  The vesting terms of these grants are specific to the individual grant and vary in that a portion of the restricted shares and share units vest either immediately or in equal annual amounts over the next three years (time-based vesting) and a portion of the restricted shares vest on the third anniversary of the grants subject to the achievement of certain performance criteria (performance-based vesting).

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

The following table summarizes restricted share activity for the grant periods ended December 31, 2017 and December 31, 2016:

	Year Ended December 31, 2017		Year Ended December 31, 2016
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested restricted shares at beginning of period	216,348	$38.98	221,484	$37.18
Restricted shares granted	62,135	45.23	23,324	46.48
Restricted shares vested	(32,345)	33.02	(28,460)	31.18
Restricted shares forfeited	(568)	45.23	—	45.23
Unvested restricted shares at end of period	245,570	$41.33	216,348	$38.98

The Company recognized $7.0 million, $1.1 million and $0.9 million for the year ended December 31, 2017, the year ended December 31, 2016 and the period from July 7, 2015 (Date Operations Commenced) to December 31, 2015. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company's consolidated statements of operations.

As of December 31, 2017, there were $5.1 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 1.6 years. As of December 31, 2016 there were $8.2 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 2.7 years.

Note 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities (in thousands):

	December 31, 2017	December 31, 2016
Accrued development expenditures	$21,449	$6,369
Accrued real estate taxes	17,091	23,942
Dividends payable	14,559	14,132
Below-market leases	14,476	16,827
Environmental reserve	11,322	11,584
Unearned tenant reimbursements	10,522	4,039
Accounts payable and accrued expenses	9,588	16,055
Prepaid rental income	4,156	1,979
Accrued interest	3,689	3,004
Deferred maintenance	2,581	4,124
Litigation charge	—	19,000
Total accounts payable, accrued expenses and other liabilities	$109,433	$121,055

Note 16 – Quarterly Financial Information (unaudited)

The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts):

	2017				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total revenue	$65,398	$57,893	$64,048	$53,678	$63,004	$61,867	$57,607	$66,196
Operating (loss) income	(16,742)	(14,665)	(17,997)	(65,163)	396	2,765	(22,771)	(10,837)
Net (loss) income	(32,844)	(34,867)	17,276	(70,378)	(14,714)	(12,565)	(37,247)	(26,483)
Net (loss) income attributable to common shareholders	(19,838)	(21,219)	10,514	(43,456)	(8,335)	(7,117)	(21,102)	(15,004)

Net (loss) income per share attributable to Class A and Class C common shareholders - Basic	(0.59)	(0.63)	0.31	(1.27)	(0.27)	(0.23)	(0.67)	(0.48)
Net (loss) income per share attributable to Class A and Class C common shareholders - Diluted	(0.59)	(0.63)	0.31	(1.27)	(0.27)	(0.23)	(0.67)	(0.48)

Weighted average Class A and Class C common shares outstanding - Basic	33,510	33,766	33,841	34,094	31,391	31,391	31,419	31,418
Weighted average Class A and Class C common shares outstanding - Diluted	33,510	33,766	33,841	34,094	31,391	31,391	31,419	31,418

Certain of the above selected quarterly financial data includes significant depreciation and amortization expense related to the demolition of certain buildings for redevelopment and the accelerated amortization of certain lease intangibles as a result of the recapture of space from, or the termination of space by, Sears Holdings.  These depreciation and amortization amounts were $26.0 million, $19.4 million, $39.5 million and $63.9 million for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively, and $11.4 million and $22.8 million for the quarters ended September 30, 2016 and December 31, 2016, respectively.

Certain of the above selected quarterly financial data also includes gains on the on the sale of interests in unconsolidated joint ventures and gains on the sale of real estate.  These gains totaled $56.7 million and $15.0 million for the quarters ended September 30, 2017 and December 31, 2017, respectively.

SERITAGE GROWTH PROPERTIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2017

(Dollars in thousands)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
The Mall at Sears	Anchorage(Sur), AK	(2)	$11,517	$11,729	$—	$884	$11,517	$12,613	$24,130	$(2,209)	July, 2015	(3)
Stand-Alone Location	Cullman, AL	(2)	947	846	—	1,616	947	2,462	3,409	(200)	July, 2015	(3)
McCain Mall	North Little Rock, AR	(2)	1,288	2,881	—	—	1,288	2,881	4,169	(656)	July, 2015	(3)
Stand-Alone Location	Russellville, AR	(2)	318	1,270	—	—	318	1,270	1,588	(253)	July, 2015	(3)
Flagstaff Mall	Flagstaff, AZ	(2)	932	2,179	—	—	932	2,179	3,111	(372)	July, 2015	(3)
Superstition Springs Center	Mesa/East, AZ	(2)	2,661	2,559	—	—	2,661	2,559	5,220	(582)	July, 2015	(3)
Shopping Center	Peoria, AZ	(2)	1,204	509	—	—	1,204	509	1,713	(245)	July, 2015	(3)
Desert Sky Mall	Phoenix-Desert Sky, AZ	(2)	2,605	2,448	—	—	2,605	2,448	5,053	(501)	July, 2015	(3)
Stand-Alone Location	Phoenix , AZ	(2)	568	1,088	—	13	568	1,101	1,669	(322)	July, 2015	(3)
Prescott Gateway	Prescott, AZ	(2)	1,071	835	—	—	1,071	835	1,906	(314)	July, 2015	(3)
Mall at Sierra Vista	Sierra Vista, AZ	(2)	1,252	1,791	—	—	1,252	1,791	3,043	(305)	July, 2015	(3)
Stand-Alone Location	Sierra Vista, AZ	(2)	938	1,736	—	—	938	1,736	2,674	(470)	July, 2015	(3)
Park Place	Park Mall, AZ	(2)	5,207	3,458	—	—	5,207	3,458	8,665	(683)	July, 2015	(3)
Southgate Mall	Yuma, AZ	(2)	1,485	1,596	—	—	1,485	1,596	3,081	(468)	July, 2015	(3)
Kmart Center	Antioch, CA	(2)	1,594	2,525	—	—	1,594	2,525	4,119	(428)	July, 2015	(3)
Big Bear Lake Shopping Center	Big Bear Lake, CA	(2)	3,664	2,945	—	66	3,664	3,011	6,675	(426)	July, 2015	(3)
Southbay Pavilion	Carson, CA	(2)	11,476	5,223	—	64	11,476	5,287	16,763	(958)	July, 2015	(3)
Chula Vista Center	Chula Vista, CA	(2)	7,315	6,834	—	—	7,315	6,834	14,149	(1,044)	July, 2015	(3)
Sunrise Mall	Citrus Hts-Sunrise, CA	(2)	3,778	2,088	—	—	3,778	2,088	5,866	(994)	July, 2015	(3)
Stand-Alone Location	Delano, CA	(2)	1,905	2,208	—	—	1,905	2,208	4,113	(404)	July, 2015	(3)
Westfield Parkway	El Cajon, CA	(2)	10,573	2,883	—	—	10,573	2,883	13,456	(1,111)	July, 2015	(3)
Imperial Valley Mall	El Centro, CA	(2)	3,877	3,977	—	—	3,877	3,977	7,854	(700)	July, 2015	(3)
Westfield Solano	Fairfield, CA	(2)	3,679	1,366	—	—	3,679	1,366	5,045	(310)	July, 2015	(3)
Florin Mall	Florin, CA	(2)	1,022	1,366	—	—	1,022	1,366	2,388	(418)	July, 2015	(3)
Manchester Center	Fresno, CA	(2)	1,370	2,000	—	—	1,370	2,000	3,370	(877)	July, 2015	(3)
Mill Creek Marketplace	McKinleyville, CA	(2)	1,354	1,655	—	—	1,354	1,655	3,009	(394)	July, 2015	(3)
Merced Mall	Merced, CA	(2)	2,534	1,604	—	—	2,534	1,604	4,138	(557)	July, 2015	(3)
Montclair Plaza	Montclair, CA	(2)	2,498	2,119	—	—	2,498	2,119	4,617	(223)	July, 2015	(3)
Moreno Valley Mall at Towngate	Moreno Vly, CA	(2)	3,898	3,407	—	—	3,898	3,407	7,305	(690)	July, 2015	(3)
Newpark Mall	Newark, CA	(2)	4,312	3,268	—	—	4,312	3,268	7,580	(818)	July, 2015	(3)
Valley Plaza	No Hollywood, CA	(2)	8,049	3,172	—	—	8,049	3,172	11,221	(314)	July, 2015	(3)
Westfield Palm Desert	Palm Desert, CA	(2)	5,473	1,705	(542)	(169)	4,931	1,536	6,467	(383)	July, 2015	(3)
Ramona Station	Ramona, CA	(2)	7,239	1,452	—	16	7,239	1,468	8,707	(434)	July, 2015	(3)
Stand-Alone Location	Riverside, CA	(2)	4,397	4,407	—	—	4,397	4,407	8,804	(1,062)	July, 2015	(3)
Stand-Alone Location	Riverside, CA	(2)	2,670	2,489	—	54	2,670	2,543	5,213	(567)	July, 2015	(3)
Westfield Galleria at Roseville	Roseville, CA	(2)	4,848	3,215	—	—	4,848	3,215	8,063	(553)	July, 2015	(3)
Northridge Center	Salinas, CA	(2)	2,644	4,394	—	—	2,644	4,394	7,038	(844)	July, 2015	(3)
Inland Center	San Bernardino, CA	(2)	4,131	2,066	—	—	4,131	2,066	6,197	(639)	July, 2015	(3)
Shops at Tanforan	San Bruno, CA	(2)	7,854	4,642	—	—	7,854	4,642	12,496	(932)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Westfield UTC	San Diego-North, CA	(2)	$22,445	$14,094	$—	$2,605	$22,445	$16,699	$39,144	$(1,529)	July, 2015	(3)
Eastridge Mall	San Jose-Eastridge, CA	(2)	1,531	2,356	—	—	1,531	2,356	3,887	(1,042)	July, 2015	(3)
Capitola Mall	Santa Cruz, CA	(2)	4,338	4,803	—	—	4,338	4,803	9,141	(684)	July, 2015	(3)
Town Center Mall 81	Santa Maria, CA	(2)	3,967	2,635	—	—	3,967	2,635	6,602	(371)	July, 2015	(3)
Stand-Alone Location	Santa Monica, CA	(2)	43,916	3,973	—	—	43,916	3,973	47,889	(395)	July, 2015	(3)
Stand-Alone Location	Santa Paula, CA	(2)	2,002	1,147	—	—	2,002	1,147	3,149	(426)	July, 2015	(3)
Promenade in Temecula	Temecula, CA	(2)	6,098	2,214	—	—	6,098	2,214	8,312	(676)	July, 2015	(3)
Janss Marketplace	Thousand Oaks, CA	(2)	9,853	14,785	—	2,804	9,853	17,589	27,442	(1,637)	July, 2015	(3)
Pacific View Mall	Ventura, CA	(2)	5,578	6,172	—	—	5,578	6,172	11,750	(385)	July, 2015	(3)
Sequoia Mall	Visalia, CA	(2)	2,967	2,243	—	—	2,967	2,243	5,210	(408)	July, 2015	(3)
Westfield West Covina	West Covina, CA	(2)	5,972	2,053	—	—	5,972	2,053	8,025	(762)	July, 2015	(3)
Westminster Mall	Westminster, CA	(2)	6,845	5,651	—	—	6,845	5,651	12,496	(884)	July, 2015	(3)
Westland Shopping Center	Lakewood, CO	(2)	1,290	4,550	—	—	1,290	4,550	5,840	(571)	July, 2015	(3)
Thornton Place	Thornton, CO	(2)	1,881	1,300	—	—	1,881	1,300	3,181	(839)	July, 2015	(3)
Crystal Mall	Waterford, CT	(2)	1,371	2,534	—	—	1,371	2,534	3,905	(503)	July, 2015	(3)
Corbin's Corner	West Hartford, CT	(2)	6,434	10,466	—	—	6,434	10,466	16,900	(999)	July, 2015	(3)
Stand-Alone Location	Rehoboth Beach, DE	(2)	714	4,523	—	5,373	714	9,896	10,610	(713)	July, 2015	(3)
Town Center at Boca Raton	Boca Raton, FL	(2)	16,090	7,479	—	—	16,090	7,479	23,569	(1,080)	July, 2015	(3)
Desoto Square	Bradenton, FL	(2)	958	900	—	7	958	907	1,865	(447)	July, 2015	(3)
Beachway Plaza	Bradenton, FL	(2)	1,420	1,479	—	—	1,420	1,479	2,899	(362)	July, 2015	(3)
Westfield Countryside	Clearwater/Cntrysd, FL	(2)	5,852	17,777	—	834	5,852	18,611	24,463	(1,726)	July, 2015	(3)
Miami International Mall	Doral(Miami), FL	(2)	9,214	2,654	—	—	9,214	2,654	11,868	(782)	July, 2015	(3)
Edison Mall	Ft Myers, FL	(2)	3,168	2,853	—	—	3,168	2,853	6,021	(484)	July, 2015	(3)
The Oaks Mall	Gainesville, FL	(2)	2,439	1,205	—	—	2,439	1,205	3,644	(277)	July, 2015	(3)
Westfield Hialeah	Hialeah/Westland, FL	(2)	9,683	3,472	—	1,438	9,683	4,910	14,593	(700)	July, 2015	(3)
Stand-Alone Location	Hialeah, FL	(2)	5,492	2,344	—	681	5,492	3,025	8,517	(374)	July, 2015	(3)
Center of Osceola	Kissimmee, FL	(2)	2,107	2,556	—	7	2,107	2,563	4,670	(533)	July, 2015	(3)
Lakeland Square	Lakeland, FL	(2)	1,503	1,045	—	—	1,503	1,045	2,548	(324)	July, 2015	(3)
Stand-Alone Location	Melbourne, FL	(2)	2,441	1,981	—	—	2,441	1,981	4,422	(561)	July, 2015	(3)
Aventura Mall	Miami, FL	(2)	13,265	61,576	—	(61,577)	13,265	—	13,265	—	July, 2015	(3)
Southland Mall	Miami/Cutler Rdg, FL	(2)	5,219	1,236	—	—	5,219	1,236	6,455	(409)	July, 2015	(3)
Stand-Alone Location	North Miami, FL	(2)	4,748	2,434	—	—	4,748	2,434	7,182	(473)	July, 2015	(3)
Paddock Mall	Ocala, FL	(2)	2,468	1,150	—	—	2,468	1,150	3,618	(370)	July, 2015	(3)
Kmart Shopping Center	Orange Park, FL	(2)	1,477	1,701	—	443	1,477	2,144	3,621	(431)	July, 2015	(3)
Orlando Fashion Square	Orlando Colonial, FL	(2)	4,403	3,626	—	(3,626)	4,403	—	4,403	—	July, 2015	(3)
Panama City Mall	Panama City, FL	(2)	3,227	1,614	—	—	3,227	1,614	4,841	(1,320)	July, 2015	(3)
University Mall	Pensacola, FL	(2)	2,620	2,990	—	—	2,620	2,990	5,610	(621)	July, 2015	(3)
Westfield Broward	Plantation, FL	(2)	6,933	2,509	—	—	6,933	2,509	9,442	(713)	July, 2015	(3)
Westfield Sarasota	Sarasota, FL	(2)	3,920	2,200	—	—	3,920	2,200	6,120	(545)	July, 2015	(3)
Stand-Alone Location	St. Petersburg, FL	(2)	1,653	777	—	—	1,653	777	2,430	(361)	July, 2015	(3)
Tyrone Square Mall	St Petersburg, FL	(2)	2,381	2,420	—	(2,420)	2,381	—	2,381	—	July, 2015	(3)
Oglethorpe Mall	Savannah, GA	(2)	5,285	3,012	—	—	5,285	3,012	8,297	(479)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Stand-Alone Location	Honolulu, HI	(2)	$6,824	$2,195	$—	$19,207	$6,824	$21,402	$28,226	$(579)	July, 2015	(3)
Stand-Alone Location	Algona, IA	(2)	644	2,796	—	—	644	2,796	3,440	(395)	July, 2015	(3)
Lindale Mall	Cedar Rapids, IA	(2)	2,833	2,197	—	—	2,833	2,197	5,030	(446)	July, 2015	(3)
Stand-Alone Location	Charles City, IA	(2)	793	1,914	—	—	793	1,914	2,707	(453)	July, 2015	(3)
Webster City Plaza	Webster City, IA	(2)	392	896	—	—	392	896	1,288	(177)	July, 2015	(3)
Boise Towne Center	Boise, ID	(2)	1,828	1,848	—	—	1,828	1,848	3,676	(372)	July, 2015	(3)
Stand-Alone Location	Chicago, IL	(2)	3,665	3,504	—	—	3,665	3,504	7,169	(279)	July, 2015	(3)
Stand-Alone Location	Chicago, IL	(2)	905	804	—	—	905	804	1,709	(254)	July, 2015	(3)
Kedzie Square	Chicago, IL	(2)	2,385	7,924	—	—	2,385	7,924	10,309	(855)	July, 2015	(3)
Homewood Square	Homewood, IL	(2)	3,954	4,766	—	36	3,954	4,802	8,756	(868)	July, 2015	(3)
Louis Joliet Mall	Joliet, IL	(2)	2,557	3,108	—	—	2,557	3,108	5,665	(886)	July, 2015	(3)
Stand-Alone Location	Lombard, IL	(2)	2,685	8,281	—	—	2,685	8,281	10,966	(742)	July, 2015	(3)
Stand-Alone Location	Moline, IL	(2)	2,010	751	—	17	2,010	768	2,778	(367)	July, 2015	(3)
North Riverside Park Mall	N Riverside, IL	(2)	1,846	3,178	—	—	1,846	3,178	5,024	(665)	July, 2015	(3)
Orland Square	Orland Park, IL	(2)	1,783	974	—	—	1,783	974	2,757	(372)	July, 2015	(3)
Sherwood Plaza	Springfield, IL	(2)	2,182	5,051	—	—	2,182	5,051	7,233	(856)	July, 2015	(3)
Stand-Alone Location	Steger, IL	(2)	589	2,846	—	—	589	2,846	3,435	(260)	July, 2015	(3)
North Pointe Plaza	Elkhart, IN	(2)	1,349	869	—	34	1,349	903	2,252	(213)	July, 2015	(3)
Glenbrook Square	Ft Wayne, IN	(2)	3,247	5,476	—	1,024	3,247	6,500	9,747	(863)	July, 2015	(3)
Broadway Center	Merrillville, IN	(2)	3,413	3,224	—	280	3,413	3,504	6,917	(847)	July, 2015	(3)
Stand-Alone Location	Leavenworth, KS	(2)	397	705	—	—	397	705	1,102	(273)	July, 2015	(3)
Metcalf South Shopping Center	Overland Pk, KS	(2)	2,775	1,766	—	—	2,775	1,766	4,541	(686)	July, 2015	(3)
Pennyrile Marketplace	Hopkinsville, KY	(2)	553	2,815	—	—	553	2,815	3,368	(556)	July, 2015	(3)
Audubon Plaza	Owensboro, KY	(2)	411	1,083	—	—	411	1,083	1,494	(180)	July, 2015	(3)
Kentucky Oaks Mall	Paducah, KY	(2)	1,022	2,868	—	—	1,022	2,868	3,890	(509)	July, 2015	(3)
Stand-Alone Location	Houma, LA	(2)	590	2,030	—	—	590	2,030	2,620	(411)	July, 2015	(3)
Mall of Acadiana	Lafayette, LA	(2)	1,406	5,094	—	—	1,406	5,094	6,500	(875)	July, 2015	(3)
Stand-Alone Location	New Iberia, LA	(2)	450	1,819	—	—	450	1,819	2,269	(504)	July, 2015	(3)
Braintree Marketplace	Braintree, MA	(2)	6,585	5,614	—	11,607	6,585	17,221	23,806	(1,165)	July, 2015	(3)
Square One Mall	Saugus, MA	(2)	1,656	2,835	—	—	1,656	2,835	4,491	(716)	July, 2015	(3)
Bowie Town Center	Bowie, MD	(2)	4,583	2,335	—	492	4,583	2,827	7,410	(490)	July, 2015	(3)
Hunt Valley Mall	Cockeysville, MD	(2)	5,768	2,319	—	—	5,768	2,319	8,087	(495)	July, 2015	(3)
South River Colony	Edgewater, MD	(2)	5,534	2,116	—	—	5,534	2,116	7,650	(549)	July, 2015	(3)
Valley Mall	Hagerstown, MD	(2)	2,877	1,378	—	33	2,877	1,411	4,288	(516)	July, 2015	(3)
Midtown Shopping Center	Madawaska, ME	(2)	140	942	—	—	140	942	1,082	(104)	July, 2015	(3)
Stand-Alone Location	Alpena, MI	(2)	782	1,427	—	—	782	1,427	2,209	(395)	July, 2015	(3)
Jackson Crossing	Jackson, MI	(2)	2,720	1,184	—	7	2,720	1,191	3,911	(406)	July, 2015	(3)
Lincoln Park Shopping Center	Lincoln Park, MI	(2)	1,106	3,198	—	—	1,106	3,198	4,304	(644)	July, 2015	(3)
Hillside Plaza	Manistee, MI	(2)	508	3,045	—	—	508	3,045	3,553	(608)	July, 2015	(3)
Macomb Mall	Roseville, MI	(2)	3,286	4,778	—	740	3,286	5,518	8,804	(894)	July, 2015	(3)
Stand-Alone Location	Sault Ste. Marie, MI	(2)	946	917	—	—	946	917	1,863	(344)	July, 2015	(3)
Stand-Alone Location	St. Clair Shores, MI	(2)	2,399	1,797	—	15	2,399	1,812	4,211	(373)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Oakland Mall	Troy, MI	(2)	$7,954	$2,651	$—	$4,426	$7,954	$7,077	$15,031	$(1,060)	July, 2015	(3)
Stand-Alone Location	Ypsilanti, MI	(2)	2,462	1,277	—	—	2,462	1,277	3,739	(531)	July, 2015	(3)
Burnsville Center	Burnsville, MN	(2)	3,513	1,281	—	—	3,513	1,281	4,794	(639)	July, 2015	(3)
Detroit Lakes K Mart Plaza	Detroit Lakes, MN	(2)	1,130	1,220	—	—	1,130	1,220	2,350	(501)	July, 2015	(3)
Maplewood Mall	Maplewood, MN	(2)	3,605	1,162	—	—	3,605	1,162	4,767	(504)	July, 2015	(3)
Stand-Alone Location	St Paul, MN	(2)	1,866	1,028	—	—	1,866	1,028	2,894	(458)	July, 2015	(3)
Stand-Alone Location	Cape Girardeau, MO	(2)	609	908	—	—	609	908	1,517	(167)	July, 2015	(3)
Flower Valley Shopping Center	Florissant, MO	(2)	2,430	1,607	—	—	2,430	1,607	4,037	(489)	July, 2015	(3)
Stand-Alone Location	Jefferson City, MO	(2)	957	2,224	—	—	957	2,224	3,181	(406)	July, 2015	(3)
Kickapoo Corners	Springfield, MO	(2)	922	2,050	—	31	922	2,081	3,003	(330)	July, 2015	(3)
Columbus Centre	Columbus, MS	(2)	2,940	2,547	—	1,064	2,940	3,611	6,551	(710)	July, 2015	(3)
Stand-Alone Location	Havre, MT	(2)	600	790	—	—	600	790	1,390	(241)	July, 2015	(3)
Asheville Mall	Asheville, NC	(2)	4,141	2,036	—	—	4,141	2,036	6,177	(584)	July, 2015	(3)
Concord Plaza	Concord, NC	(2)	2,325	1,275	—	—	2,325	1,275	3,600	(578)	July, 2015	(3)
Landmark Center	Greensboro, NC	(2)	3,869	4,387	—	749	3,869	5,136	9,005	(806)	July, 2015	(3)
Kmart Shopping Center	Minot, ND	(2)	1,724	2,925	—	—	1,724	2,925	4,649	(534)	July, 2015	(3)
Stand-Alone Location	Kearney, NE	(2)	272	483	—	—	272	483	755	(164)	July, 2015	(3)
The Mall of New Hampshire	Manchester, NH	(2)	1,458	4,160	—	—	1,458	4,160	5,618	(592)	July, 2015	(3)
Pheasant Lane Mall	Nashua, NH	(2)	1,794	7,255	—	—	1,794	7,255	9,049	(566)	July, 2015	(3)
Fox Run Mall	Portsmouth, NH	(2)	3,934	3,375	—	—	3,934	3,375	7,309	(717)	July, 2015	(3)
The Mall at Rockingham Park	Salem, NH	(2)	3,321	12,198	—	—	3,321	12,198	15,519	(1,285)	July, 2015	(3)
Stand-Alone Location	Middletown, NJ	(2)	5,647	2,941	—	233	5,647	3,174	8,821	(1,323)	July, 2015	(3)
Stand-Alone Location	Watchung, NYC	(2)	6,704	4,110	—	—	6,704	4,110	10,814	(910)	July, 2015	(3)
Stand-Alone Location	Deming, NM	(2)	1,085	1,194	—	—	1,085	1,194	2,279	(338)	July, 2015	(3)
Stand-Alone Location	Farmington, NM	(2)	1,480	1,845	—	—	1,480	1,845	3,325	(417)	July, 2015	(3)
Kmart Shopping Center	Hobbs, NM	(2)	1,386	2,557	—	—	1,386	2,557	3,943	(438)	July, 2015	(3)
Eastern Commons Shopping Center	Henderson, NV	(2)	3,124	1,362	—	2,150	3,124	3,512	6,636	(522)	July, 2015	(3)
Meadows Mall	Las Vegas(Meadows), NV	(2)	3,354	1,879	—	—	3,354	1,879	5,233	(554)	July, 2015	(3)
Meadowood Mall	Reno, NV	(2)	2,135	5,748	—	—	2,135	5,748	7,883	(481)	July, 2015	(3)
Colonie Center	Albany, NY	(2)	8,289	6,523	—	—	8,289	6,523	14,812	(1,191)	July, 2015	(3)
Great Northern Mall	Clay, NY	(2)	787	4,134	—	—	787	4,134	4,921	(619)	July, 2015	(3)
Huntington Square Mall	East Northport, NY	(2)	7,617	2,065	—	—	7,617	2,065	9,682	(632)	July, 2015	(3)
Stand-Alone Location	Hicksville, NYC	(2)	38,626	19,065	—	9	38,626	19,074	57,700	(2,596)	July, 2015	(3)
Oakdale Mall	Johnson City, NY	(2)	2,169	934	—	—	2,169	934	3,103	(307)	July, 2015	(3)
Stand-Alone Location	Olean, NY	(2)	249	2,124	—	—	249	2,124	2,373	(407)	July, 2015	(3)
Greece Ridge Center	Rochester-Greece, NY	(2)	3,082	1,560	—	—	3,082	1,560	4,642	(515)	July, 2015	(3)
Sidney Plaza	Sidney, NY	(2)	1,942	1,769	—	—	1,942	1,769	3,711	(836)	July, 2015	(3)
Eastview Mal	Victor, NY	(2)	4,144	1,391	—	—	4,144	1,391	5,535	(538)	July, 2015	(3)
Jefferson Valley Mall	Yorktown Hts, NY	(2)	3,584	1,569	—	—	3,584	1,569	5,153	(573)	July, 2015	(3)
Westfield Belden Village	Canton, OH	(2)	1,650	5,854	—	—	1,650	5,854	7,504	(1,075)	July, 2015	(3)
Chapel Hill Mall	Chapel Hill, OH	(2)	444	1,460	—	—	444	1,460	1,904	(777)	July, 2015	(3)
Dayton Mall	Dayton Mall, OH	(2)	2,650	1,223	—	—	2,650	1,223	3,873	(528)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Stand-Alone Location	Kenton, OH	(2)	$340	$417	$—	$—	$340	$417	$757	$(273)	July, 2015	(3)
Stand-Alone Location	Marietta, OH	(2)	598	706	—	—	598	706	1,304	(225)	July, 2015	(3)
Great Lakes Mall	Mentor, OH	(2)	1,092	1,776	—	—	1,092	1,776	2,868	(572)	July, 2015	(3)
Southland Shopping Center	Middleburg Hts, OH	(2)	698	1,547	—	—	698	1,547	2,245	(374)	July, 2015	(3)
Kmart Plaza	North Canton, OH	(2)	1,044	1,126	—	—	1,044	1,126	2,170	(324)	July, 2015	(3)
Stand-Alone Location	Tallmadge, OH	(2)	870	682	—	—	870	682	1,552	(296)	July, 2015	(3)
Westgate Village Shopping Center	Toledo, OH	(2)	1,664	1,289	—	—	1,664	1,289	2,953	(378)	July, 2015	(3)
Stand-Alone Location	Muskogee, OK	(2)	647	966	—	—	647	966	1,613	(361)	July, 2015	(3)
Stand-Alone Location	Okla City/Sequoyah, OK	(2)	1,542	2,210	—	—	1,542	2,210	3,752	(1,017)	July, 2015	(3)
Stand-Alone Location	Tulsa, OK	(2)	2,048	5,386	—	1,711	2,048	7,097	9,145	(921)	July, 2015	(3)
Clackamas Town Center	Happy Valley, OR	(2)	6,659	1,271	—	—	6,659	1,271	7,930	(270)	July, 2015	(3)
Stand-Alone Location	The Dalles, OR	(2)	616	775	—	—	616	775	1,391	(256)	July, 2015	(3)
Walnut Bottom Towne Centre	Carlisle, PA	(2)	1,103	1,725	—	—	1,103	1,725	2,828	(130)	July, 2015	(3)
Shops at Prospect	Columbia, PA	(2)	897	2,202	—	6	897	2,208	3,105	(342)	July, 2015	(3)
King of Prussia	King of Prussia, PA	(2)	—	42,300	—	2,705	-	45,005	45,005	(3,264)	July, 2015	(3)
Kmart & Lowes Shopping Center	Lebanon, PA	(2)	1,333	2,085	—	—	1,333	2,085	3,418	(743)	July, 2015	(3)
Countryside Shopping Center	Mount Pleasant, PA	(2)	970	1,520	—	—	970	1,520	2,490	(474)	July, 2015	(3)
Stand-Alone Location	Walnutport, PA	(2)	885	3,452	—	—	885	3,452	4,337	(756)	July, 2015	(3)
Haines Acres Shopping Center	York, PA	(2)	1,096	1,414	—	3	1,096	1,417	2,513	(302)	July, 2015	(3)
Rexville (Bayamon) Towne Center	Bayamon, PR	(2)	656	7,173	—	1	656	7,174	7,830	(731)	July, 2015	(3)
Caguas Mall	Caguas, PR	(2)	431	9,362	—	—	431	9,362	9,793	(902)	July, 2015	(3)
Plaza Carolina Mall	Carolina, PR	(2)	611	8,640	—	—	611	8,640	9,251	(981)	July, 2015	(3)
Plaza Guaynabo	Guaynabo, PR	(2)	1,603	26,695	—	123	1,603	26,818	28,421	(2,362)	July, 2015	(3)
Western Plaza	Mayaguez, PR	(2)	564	4,555	—	—	564	4,555	5,119	(647)	July, 2015	(3)
Ponce Towne Center	Ponce, PR	(2)	473	3,965	—	—	473	3,965	4,438	(533)	July, 2015	(3)
Rhode Island Mall	Warwick, RI	(2)	9,166	3,388	—	—	9,166	3,388	12,554	(927)	July, 2015	(3)
Boulevard Market Fair	Anderson, SC	(2)	1,297	638	—	5,357	1,297	5,995	7,292	(289)	July, 2015	(3)
Northwoods Mall	Chrlstn/Northwoods, SC	(2)	3,576	1,497	—	—	3,576	1,497	5,073	(479)	July, 2015	(3)
Kmart Plaza	Rock Hill, SC	(2)	1,432	1,079	—	—	1,432	1,079	2,511	(391)	July, 2015	(3)
Stand-Alone Location	Sioux Falls, SD	(2)	1,025	1,783	—	—	1,025	1,783	2,808	(260)	July, 2015	(3)
Wolfchase Galleria	Cordova, TN	(2)	2,581	4,279	—	—	2,581	4,279	6,860	(578)	July, 2015	(3)
Stand-Alone Location	Memphis/Poplar, TN	(2)	2,827	2,475	—	15,581	2,827	18,056	20,883	(45)	July, 2015	(3)
Tech Ridge	Austin, TX	(2)	3,164	2,858	—	—	3,164	2,858	6,022	(778)	July, 2015	(3)
Southwest Center Mall	Southwest Ctr, TX	(2)	1,154	1,314	—	—	1,154	1,314	2,468	(475)	July, 2015	(3)
Stand-Alone Location	El Paso, TX	(2)	2,008	1,778	—	—	2,008	1,778	3,786	(415)	July, 2015	(3)
Baybrook Mall	Friendswd/Baybrk, TX	(2)	6,124	2,038	—	—	6,124	2,038	8,162	(530)	July, 2015	(3)
Kmart Plaza	Harlingen, TX	(2)	1,795	1,183	—	—	1,795	1,183	2,978	(207)	July, 2015	(3)
Memorial City SC	Memorial, TX	(2)	7,967	4,625	—	—	7,967	4,625	12,592	(1,062)	July, 2015	(3)
Stand-Alone Location	Houston, TX	(2)	6,110	1,525	—	—	6,110	1,525	7,635	(415)	July, 2015	(3)
Ingram Park Mall	Ingram, TX	(2)	4,651	2,560	—	—	4,651	2,560	7,211	(513)	July, 2015	(3)
Irving Mall	Irving, TX	(2)	4,493	5,743	—	—	4,493	5,743	10,236	(942)	July, 2015	(3)
Stand-Alone Location	Central Park, TX	(2)	5,468	1,457	—	2,840	5,468	4,297	9,765	(458)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Stand-Alone Location	Shepherd, TX	(2)	$5,457	$2,081	$—	$—	$5,457	$2,081	$7,538	$(468)	July, 2015	(3)
Valley View Center	Valley View, TX	(2)	4,706	3,230	—	—	4,706	3,230	7,936	(984)	July, 2015	(3)
Stand-Alone Location	Westwood, TX	(2)	2,899	1,748	—	—	2,899	1,748	4,647	(598)	July, 2015	(3)
Antelope Square	Layton, UT	(2)	2,234	974	—	3,477	2,234	4,451	6,685	(590)	July, 2015	(3)
Jordan Landing Shopping Center	West Jordan, UT	(2)	3,190	2,305	—	6,014	3,190	8,319	11,509	(520)	July, 2015	(3)
Landmark Mall	Alexandria, VA	(2)	3,728	3,294	—	—	3,728	3,294	7,022	(870)	July, 2015	(3)
Greenbrier Mall	Chspk/Greenbrier, VA	(2)	4,236	1,700	—	—	4,236	1,700	5,936	(527)	July, 2015	(3)
Fair Oaks Mall	Fairfax, VA	(2)	10,873	1,491	—	—	10,873	1,491	12,364	(440)	July, 2015	(3)
Newmarket Fair Mall	Hampton, VA	(2)	771	1,011	—	—	771	1,011	1,782	(470)	July, 2015	(3)
Pembroke Mall	Virginia Beach, VA	(2)	10,414	4,760	—	13,034	10,414	17,794	28,208	(1,581)	July, 2015	(3)
Warrenton Village	Warrenton, VA	(2)	1,956	2,480	—	—	1,956	2,480	4,436	(396)	July, 2015	(3)
Overlake Plaza	Redmond-Overlake Pk, WA	(2)	5,133	4,133	—	—	5,133	4,133	9,266	(849)	July, 2015	(3)
Westfield Vancouver	Vancouver, WA	(2)	3,378	1,136	—	—	3,378	1,136	4,514	(433)	July, 2015	(3)
Stand-Alone Location	Yakima, WA	(2)	1,863	2,856	—	—	1,863	2,856	4,719	(743)	July, 2015	(3)
Southridge Mall	Greendale, WI	(2)	3,208	2,340	—	—	3,208	2,340	5,548	(981)	July, 2015	(3)
West Towne Mall	Madison-West, WI	(2)	3,053	2,130	—	—	3,053	2,130	5,183	(909)	July, 2015	(3)
Stand-Alone Location	Platteville, WI	(2)	748	1,195	—	35	748	1,230	1,978	(346)	July, 2015	(3)
Stand-Alone Location	Charleston, WV	(2)	2,030	797	—	—	2,030	797	2,827	(371)	July, 2015	(3)
Valley Point	Elkins, WV	(2)	788	1,147	—	—	788	1,147	1,935	(319)	July, 2015	(3)
Stand-Alone Location	Scott Depot, WV	(2)	987	484	—	—	987	484	1,471	(199)	July, 2015	(3)
Mountain Plaza	Casper, WY	(2)	509	1,303	—	—	509	1,303	1,812	(307)	July, 2015	(3)
Stand-Alone Location	Gillette, WY	(2)	846	876	—	—	846	876	1,722	(337)	July, 2015	(3)
Stand-Alone Location	Riverton, WY	(2)	561	847	—	—	561	847	1,408	(310)	July, 2015	(3)
Construction in Progress	Various	(2)	—	—	—	224,904	—	224,904	224,904	—	n/a	n/a
			$800,513	$787,014	$(542)	$267,058	$799,971	$1,054,072	$1,854,043	$(139,483)

(1)	The aggregate cost of land, building and improvements (which includes construction in process) for U.S. federal income tax purposes is approximately $2.2 billion.
(2)	All properties are encumbered by our Mortgage Loans and Future Funding Facility. See Note 6.
(3)	Depreciation is computed based on the following estimated useful lives:

Building:	25 – 40 years
Site improvements:	5 – 15 years
Tenant improvements:	shorter of the estimated useful life or non-cancelable term of lease

SERITAGE GROWTH PROPERTIES

NOTES TO SCHEDULE III

(Dollars in thousands)

Reconciliation of Real Estate

	2017	2016
Balance at beginning of period	$1,734,892	$1,668,351
Additions	257,933	69,726
Impairments	—	—
Dispositions	(71,117)	—
Write-offs	(67,665)	(3,185)
Balance at end of period	$1,854,043	$1,734,892

Reconciliation of Accumulated Depreciation

	2017	2016
Balance at beginning of period	$89,940	$29,076
Depreciation expense	120,709	60,972
Dispositions	(3,501)	—
Write-offs	(67,665)	(108)
Balance at end of period	$139,483	$89,940