Form 10-Q
period 2018-03-31
Seritage Growth Properties
filed 2018-05-04
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of April 27, 2018, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	35,260,258
Class B common shares of beneficial interest, par value $0.01 per share	1,328,866
Class C common shares of beneficial interest, par value $0.01 per share	320,418

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2018

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Investment in real estate
Land	$750,870	$799,971
Buildings and improvements	851,416	829,168
Accumulated depreciation	(148,926)	(139,483)
	1,453,360	1,489,656
Construction in progress	252,350	224,904
Net investment in real estate	1,705,710	1,714,560
Investment in unconsolidated joint ventures	330,322	282,990
Cash and cash equivalents	135,091	241,569
Restricted cash	177,419	175,665
Tenant and other receivables, net	32,021	30,787
Lease intangible assets, net	291,613	310,098
Prepaid expenses, deferred expenses and other assets, net	23,839	20,148
Total assets	$2,696,015	$2,775,817

LIABILITIES AND EQUITY
Liabilities
Mortgage loans payable, net	$1,130,793	$1,202,314
Unsecured term loan, net	143,590	143,210
Accounts payable, accrued expenses and other liabilities	99,063	109,433
Total liabilities	1,373,446	1,454,957

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 35,208,666 and 32,415,734 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	352	324
Class B common shares $0.01 par value; 5,000,000 shares authorized; 1,328,866 and 1,328,866 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	13	13
Class C common shares $0.01 par value; 50,000,000 shares authorized; 372,010 and 3,151,131 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	4	31
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017; liquidation preference of $70,000	28	28
Additional paid-in capital	1,116,841	1,116,060
Accumulated deficit	(229,652)	(229,760)
Total shareholders' equity	887,586	886,696
Non-controlling interests	434,983	434,164
Total equity	1,322,569	1,320,860
Total liabilities and equity	$2,696,015	$2,775,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
REVENUE
Rental income	$37,079	$49,174
Tenant reimbursements	16,698	16,224
Total revenue	53,777	65,398
EXPENSES
Property operating	7,241	4,742
Real estate taxes	11,381	12,422
Depreciation and amortization	34,667	58,663
General and administrative	7,797	6,274
Provision for doubtful accounts	61	39
Total expenses	61,147	82,140
Operating loss	(7,370)	(16,742)
Equity in (loss) income of unconsolidated joint ventures	(2,582)	1,002
Gain on sale of real estate	41,831	—
Interest and other income	680	78
Interest expense	(16,419)	(16,592)
Unrealized gain (loss) on interest rate cap	165	(471)
Income (loss) before income taxes	16,305	(32,725)
Provision for income taxes	(104)	(119)
Net income (loss)	16,201	(32,844)
Net (income) loss attributable to non-controlling interests	(5,873)	13,006
Net income (loss) attributable to Seritage	$10,328	$(19,838)
Preferred dividends	(1,228)	—
Net income (loss) attributable to Seritage common shareholders	$9,100	$(19,838)

Net income (loss) per share attributable to Seritage Class A and Class C common shareholders - Basic	$0.26	$(0.59)
Net income (loss) per share attributable to Seritage Class A and Class C common shareholders - Diluted	$0.26	$(0.59)
Weighted average Class A and Class C common shares outstanding - Basic	35,414	33,510
Weighted average Class A and Class C common shares outstanding - Diluted	35,501	33,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2017	25,843	$258	1,589	$16	5,755	$58	—	$—	$925,563	$(121,338)	$619,754	$1,424,311

Net loss	—	—	—	—	—	—	—	—	—	(19,838)	(13,006)	(32,844)
Dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	—	—	(8,492)	(5,477)	(13,969)
Vesting of restricted share units	4	0	—	—	—	—	—	—	(0)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	390	—	—	390
Share class exchanges, net (24,200 common shares)	(24)	(0)	—	—	24	0	—	—	—	—	—	—
Share class surrenders (149,053 common shares)	—	—	(149)	(2)	—	—	—	—	2	—	—	—
OP Unit exchanges (2,267,821 units)	2,268	23	—	—	—	—	—	—	67,059	—	(67,082)	—

Balance at March 31, 2017	28,091	$281	1,440	$14	5,779	$58	—	$—	$993,014	$(149,668)	$534,189	$1,377,888

Balance at January 1, 2018	32,416	$324	1,329	$13	3,151	$31	2,800	$28	$1,116,060	$(229,760)	$434,164	$1,320,860

Net income	—	—	—	—	—	—	—	—	—	10,328	5,873	16,201
Common dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	—	—	(8,992)	(5,054)	(14,046)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	—	—	(1,228)	—	(1,228)
Vesting of restricted share units	14	0	—	—	—	—	—	—	(0)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	869	—	—	869
Preferred stock offering costs	—	—	—	—	—	—	—	—	(88)	—	—	(88)
Share class exchanges, net (2,779,121 common shares)	2,779	28	—	—	(2,779)	(27)	—	—	—	—	—	1

Balance at March 31, 2018	35,209	$352	1,329	$13	372	$4	2,800	$28	$1,116,841	$(229,652)	$434,983	$1,322,569

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$16,201	$(32,844)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss (income) of unconsolidated joint ventures	2,582	(1,002)
Gain on sale of real estate	(41,831)	—
Unrealized (gain) loss on interest rate cap	(165)	471
Stock-based compensation	869	390
Depreciation and amortization	34,667	58,663
Amortization of deferred financing costs	1,720	1,582
Amortization of above and below market leases, net	(234)	(195)
Straight-line rent adjustment	(2,453)	(1,534)
Change in operating assets and liabilities
Tenants and other receivables	1,034	419
Prepaid expenses, deferred expenses and other assets	(4,229)	(687)
Accounts payable, accrued expenses and other liabilities	(502)	9,039
Net cash provided by operating activities	7,659	34,302
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated joint ventures	(1,616)	(5,943)
Distributions from unconsolidated joint ventures	2,110	3,623
Net proceeds from sale of real estate	60,435	—
Development of real estate	(85,983)	(22,848)
Net cash used in investing activities	(25,054)	(25,168)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of mortgage loans payable	(73,034)	—
Proceeds from Future Funding Facility	—	7,011
Payment of deferred financing costs	(363)	(1,446)
Common dividends paid	(8,877)	(8,447)
Non-controlling interests distributions paid	(5,055)	(5,477)
Net cash used in financing activities	(87,329)	(8,359)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(104,724)	775
Cash, cash equivalents, and restricted cash, beginning of period	417,234	139,642
Cash, cash equivalents, and restricted cash, end of period	$312,510	$140,417

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$21,105	$16,052
Capitalized interest	6,862	1,177
Income taxes paid	104	119
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$19,964	$5,899
Dividends and distribution declared and unpaid	14,046	13,969
Decrease in real estate, net resulting from deconsolidated properties	(58,190)	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$135,091	$26,542
Restricted cash	177,419	113,875
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	312,510	140,417

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

On June 11, 2015, Sears Holdings Corporation (“Sears Holdings”) effected a rights offering (the “Rights Offering”) to Sears Holdings stockholders to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of (i) 234 of Sears Holdings’ owned properties and one of its ground leased properties, and (ii) its 50% interests in three joint ventures that collectively owned 28 properties, ground leased one property and leased two properties (the “Transaction”).  The Rights Offering ended on July 2, 2015, and the Company’s Class A common shares were listed on the New York Stock Exchange (“NYSE”) on July 6, 2015.

On July 7, 2015, the Company completed the Transaction with Sears Holdings and commenced operations.  The Company did not have any operations prior to the completion of the Rights Offering and the Transaction.

Seritage is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through the Company’s investment in the Operating Partnership.  As of March 31, 2018, the Company’s portfolio consisted of interests in 249 properties totaling approximately 38.9 million square feet of gross leasable area (“GLA”), including 225 wholly owned properties totaling approximately 34.6 million square feet of GLA across 49 states and Puerto Rico (the “Wholly Owned Properties), and interests in 24 joint venture properties totaling over 4.3 million square feet of GLA across 13 states (the “JV Properties”).

As of March 31, 2018, we leased space at 145 Wholly Owned Properties to Sears Holdings pursuant to a master lease agreement (the “Master Lease”), including 81 properties leased only to Sears Holdings and 64 properties leased to both Sears Holdings and one or more third-party tenants.  The remaining 80 Wholly Owned Properties include 54 properties that are leased solely to third-party tenants and do not have any space leased to Sears Holdings, and 26 vacant properties.  As of March 31, 2018, space at 22 JV Properties is also leased to Sears Holdings pursuant to lease agreements similar to the Master Lease (the “JV Master Leases”).  Sears Holdings is the sole tenant at nine JV Properties and 13 JV properties are leased to both Sears Holdings and one or more third-party tenants.  One JV Property is leased solely third-party tenants and one JV Property was vacant as of March 31, 2018.

The Master Lease and the JV Master Leases provide the Company and the JVs with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2017.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Operating results of three months ended March 31, 2018 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

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

To the extent such variable interests are in entities that cannot be evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.  As of March 31, 2018, the Company holds a 63.8% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  Through consideration of consolidation guidance effective for the Company as of January 1, 2016, it has been concluded that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  However, as the Company holds what is deemed a majority voting interest in the Operating Partnership, it qualifies for the exemption from providing certain of the disclosure requirements associated with investments in VIEs.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No such impairment losses were recognized for the three months ended March 31, 2018 or March 31, 2017.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the three months ended March 31, 2018 or March 31, 2017.

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

Restricted Cash

Restricted cash represents cash deposited in escrow accounts which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements, as well as legally restricted tenant security deposits.  As of March 31, 2018, the Company had approximately $177.4 million of restricted cash, including $154.2 million reserved for redevelopment costs, tenant allowances and leasing commissions, deferred maintenance, environmental remediation and other capital expenditures, $ 19.5 million reserved for basic property carrying costs such as real estate taxes, insurance and ground rent, and $ 3.7 million of other restricted cash which consisted primarily of prepaid rental income.

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

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes.  In connection with the issuance of the Company’s Mortgage Loans and Future Funding Facility, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1,261 million and a strike rate of 3.5%.  The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.  The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months ended March 31, 2018, the Company recorded a gain of $0.2 million compared to a loss of $0.5 million for the three months ended March 31, 2017

Stock-Based Compensation

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of March 31, 2018, a majority of the Company's real estate properties were leased to Sears Holdings, and the majority of Company’s rental revenues were derived from the Master Lease (see Note 5).  Until the Company further diversifies the tenancy of its portfolio, an event that has a material adverse effect on Sears Holdings’ business, financial condition or results of operations could have a material adverse effect on the Company’s business, financial condition or results of operations.  Sears Holdings is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.  Refer to www.sec.gov for Sears Holdings publicly-available financial information.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of March 31, 2018, the Company's portfolio of 225 Wholly Owned Properties and 24 JV Properties was diversified by location across 49 states and Puerto Rico.

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

Recently Issued Accounting Pronouncements

In February 2017, the Financial Accounting Standards Boards (“FASB”) issued Accounting Standards Update (“ASU”) 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets” to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial assets to noncustomers. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a non-controlling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. An entity may elect to apply the amendments in ASU 2017-05 either retrospectively to each period presented in the financial statements (i.e. the retrospective approach) or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (i.e. the modified retrospective approach). We adopted this update on January 1, 2018 with no impact to beginning retained earnings/accumulated deficit because there were no open contracts at the time of adoption.

During the three months ended March 31, 2018, the Company entered into a transaction in which it sold a portion of its investment in a consolidated property and retained joint control of the entity. (See Footnote 4 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional disclosure regarding this transaction).

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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides classification guidance for eight specific topics including debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-15 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.  The Company adopted ASU 2016-15 on the effective date, January 1, 2018, and applied the cumulative earnings approach to classify distributions received from our equity method investees.  The adoption changes our statements of cash flows so that distributions from unconsolidated joint ventures in excess of cumulative equity in earnings are now classified as inflows from investing activities for each period presented.  These distributions were previously classified as inflows from operating activities.

In February 2016, with a subsequent update made in January 2018 and finalized in March 2018, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”) to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to recognize lease assets and lease liabilities for leases classified as operating leases on the balance sheet. Lessees will recognize in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. If a lessee makes this election, it will recognize lease expense for such leases generally on a straight-line basis over the lease term. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.

In March 2018, the FASB finalized changes with respect to optional transition relief and approved a practical expedient for lessors that would permit lessors to make an accounting policy election to not separate non-lease components from the associated lease components, by class of underlying asset, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and non-lease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where we are the lessor, we currently believe that we will elect the optional transition relief and that we will meet the noted criteria to not be required to bifurcate and separately report non-lease components, such as common area maintenance revenue, for operating leases on our consolidated statements of operations. As a result, we currently believe that leases where we are the lessor will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset. The FASB is expected to issue an Accounting Standards Update codifying these changes in the coming months. We currently expect to adopt ASU 2016-02 using the practical expedients proposed in the standard and the changes approved by the FASB and do not believe that this change will have a material impact on our consolidated financial statements.

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) and the related FASB ASU Nos. 2016-12 and 2016-20, which provide practical expedients, technical corrections, and improvements for certain aspects of ASU 2014- 09.  ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle. Those steps include the following: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.  The Company estimates the total transaction price, which generally includes a fixed contract price and may also include variable components. Variable components of the contract price are included in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur. The Company recognizes the estimated transaction price as revenue as it satisfies its performance obligations.

The Company adopted ASU 2014-09 on the effective date of January 1, 2018 using the modified retrospective method. Management concluded that the majority of total revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard. As of January 1, 2018, the Company began accounting for the sale of real estate properties under Subtopic 610-20 which provides for revenue recognition based on transfer of ownership.

During the three months ended March 31, 2018, the Company contributed its property located in Santa Monica, CA to a new joint venture and sold a 49.9% interest in the venture.  The Company estimated the total transaction price, which includes fixed and variable components, pursuant to ASC 606. The variable component of the transaction will be re-measured at each reporting date until stabilization. (See Footnote 4 to the Notes to the Company’s Condensed Consolidated Financial Statements for additional disclosure regarding this transaction).

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $291.6 million and $13.9 million, respectively, as of March 31, 2018 and $310.1 million and $14.5 million, respectively, as of December 31, 2017.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

March 31, 2018

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$530,349	$(255,408)	$274,941
Below-market ground leases, net	11,766	(559)	11,207
Above-market leases, net	8,925	(3,460)	5,465
Total	$551,040	$(259,427)	$291,613

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,658	$(5,713)	$13,945
Total	$19,658	$(5,713)	$13,945

December 31, 2017

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$542,655	$(249,569)	$293,086
Below-market ground leases, net	11,766	(508)	11,258
Above-market leases, net	8,925	(3,171)	5,754
Total	$563,346	$(253,248)	$310,098

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,658	$(5,182)	$14,476
Total	$19,658	$(5,182)	$14,476

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.2  million and $0.2 million for the three months ended March 31, 2018 and March 31, 2017, respectively.  Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2018	$(738)
2019	(923)
2020	(789)
2021	(775)
2022	(486)

Amortization of acquired below-market ground leases resulted in additional property expense of $50 thousand for the three months ended March 31, 2018 and March 31, 2017, respectively.  Future amortization of below-market ground leases is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2018	$152
2019	203
2020	203
2021	203
2022	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $18.0  million and $43.8 million for the three months ended March 31, 2018 and March 31, 2017, respectively.  Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2018	$44,168
2019	37,269
2020	36,822
2021	36,039
2022	35,120

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

As of March 31, 2018, the Company had investments in five unconsolidated joint ventures as follows (in thousands, except number of properties):

		Seritage %	# of	Total	Contribution
Unconsolidated Joint Venture	Joint Venture Partner	Ownership	Properties	GLA	Value (1)
GS Portfolio Holdings II LLC ("GGP I JV")	GGP Inc.	50.0%	4	598	$37,570
GS Portfolio Holdings (2017) LLC ("GGP II JV")	GGP Inc.	50.0%	5	1,187	57,500
MS Portfolio LLC ("Macerich JV")	The Macerich Company	50.0%	9	1,576	150,000
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	5	872	52,590
Mark 302 JV LLC ("Mark 302 JV")	Invesco Real Estate	50.1%	1	97	45,000
			24	4,330	$342,660

(1)	Represents the Company’s share of property contribution value at the formation of each JV.

During the three months ended March 31, 2018, the Company contributed its property located in Santa Monica, CA to the Mark 302 JV and sold a 49.9% interest to an investment fund managed by Invesco Real Estate based on a contribution value of $90.0 million (the “Initial Contribution Value”). As a result of the transaction, the Company received cash of approximately $50.1 million and recorded a gain of $40.2 million (the “Initial Gain”) which is included in gain on sale of real estate within the condensed consolidated statements of operations. The Initial Gain is comprised of $20.1 million attributable to the increase in fair value of the retained 50.1% interest due to application of the ASU 2017-05, while the remaining $20.1 million is the gain on sale of the remaining 49.9% interest.

The Mark 302 JV is subject to a revaluation upon the earlier of the first anniversary of project stabilization (as defined in the operating agreement of the Mark 302 JV) or December 31, 2020. Upon revaluation, the primary inputs in determining the Initial Contribution Value, which consist of property operating income and total project costs, will be updated for actual results and a value (the “Final Contribution Value”) will be calculated to yield a pre-determined rate of return to the investment fund managed by Invesco Real Estate.  The Final Contribution Value cannot be more than $105.0 million or less than $60.0 million and will result in a cash settlement between the two parties.

The Company recorded the Initial Gain based on the Initial Contribution Value because it determined it to be the most likely amount in the range of possible amounts. The Company made this determination based on its analysis of the primary inputs that determine both the Initial Contribution Value and Final Contribution Value, which consist of property operating income and total project costs. The gain on sale of real estate based on the Final Contribution Value (the “Final Gain”) will not be more than $55.2 million or less than $10.2 million.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets; differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets; the Company’s deferral of the unconsolidated joint venture’s profits from land sales to the Company; or other items.  There were no joint venture impairment charges for the three months ended March 31, 2018 or March 31, 2017.

The following tables present combined condensed financial data for the Company’s unconsolidated joint ventures (in thousands):

	March 31, 2018	December 31, 2017
ASSETS
Investment in real estate
Land	$277,306	$191,853
Buildings and improvements	409,144	388,363
Accumulated depreciation	(53,731)	(48,306)
	632,719	531,910
Construction in progress	22,014	21,000
Net investment in real estate	654,733	552,910
Cash and cash equivalents	7,805	4,549
Tenant and other receivables, net	4,045	3,843
Other assets, net	40,976	45,605
Total assets	$707,559	$606,907
LIABILITIES AND MEMBERS INTERESTS
Liabilities
Mortgage loans payable, net	$124,056	$122,875
Accounts payable, accrued expenses and other liabilities	32,117	28,201
Total liabilities	156,173	151,076
Members Interest
Additional paid in capital	579,134	473,098
Retained earnings	(27,748)	(17,267)
Total members interest	551,386	455,831
Total liabilities and members interest	$707,559	$606,907

	Three Months Ended March 31,
	2018	2017
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$11,227	$16,344
Property operating expenses	(1,712)	(3,322)
Depreciation and amortization	(7,586)	(10,972)
Operating income	1,929	2,050
Other expenses	(7,094)	(46)
Net (loss) income	$(5,165)	$2,004
Equity in (loss) income of unconsolidated joint ventures	$(2,582)	$1,002

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

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal.  As of March 31, 2018 and March 31, 2017, the annualized base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $89.8 million and $124.1 million, respectively.  In each of the initial and first two renewal terms, annual base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year.  For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

Revenues from the Master Lease for the three months ended March 31, 2018 and March 31, 2017 are as follows (in thousands and excluding straight-line rental income of 0.5 million and $1.0 million for the three months ended March 31, 2018 and March 31, 2017, respectively:

	Three Months Ended March 31,
	2018	2017
Rental income	$22,531	$31,651
Termination fee income	174	6,136
Tenant reimbursements	13,268	14,706
Total revenue	$35,973	$52,493

The Master Lease provides the Company with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at each of the 224 wholly owned properties initially included in the Master Lease (subject to certain exceptions).  While the Company is permitted to exercise its recapture rights all at once or in stages as to any particular property, it is not permitted to recapture all or substantially all of the space subject to the recapture right at more than 50 properties under Master Lease during any lease year.  In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of the parking areas and common areas.  Upon exercise of these recapture rights, the Company will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space as it reconfigures and rents the recaptured space to third-party tenants.

The Company also has the right to recapture 100% of the space occupied by Sears Holdings at each of 21 properties initially identified under the Master Lease by making a specified lease termination payment to Sears Holdings, after which the Company can reposition and re-lease those stores.  The lease termination payment is calculated as the greater of an amount specified at the time the Company entered into the Master Lease with Sears Holdings and an amount equal to 10 times the adjusted EBITDA attributable to such space within the Sears Holdings main store which is not attributable to the space subject to the separate 50% recapture right discussed above for the 12-month period ending at the end of the fiscal quarter ending immediately prior to recapturing such space.

As of March 31, 2018, the Company had exercised recapture rights at 62 properties:

Property	Recapture Type	Notice Date(s)
Asheville, NC	100% (1)	March 2018
Chicago, IL	100% (1)	March 2018
Clearwater, FL	100% (1)	March 2018
El Cajon, CA	100% (1)	March 2018
Fairfield, CA	100% (1)	March 2018 / December 2017
Oklahoma City, OK	Out parcel	March 2018
Plantation, FL	100% (1)	March 2018 / December 2017
Redmond, WA	100% (1)	March 2018 / September 2017
Reno, NV	100% (1)	March 2018
Tucson, AZ	100% (1)	March 2018
Anchorage, AK	100%	December 2017
Boca Raton, FL	100%	December 2017
Westminster, CA	100%	December 2017
Hicksville, NY	100%	December 2017
Orland Park, IL	100% (1)	December 2017
Florissant, MO	Out parcel	December 2017
Salem, NH	Out parcel	December 2017
Las Vegas, NV	Partial	December 2017
Yorktown Heights	Partial	December 2017
Austin, TX	100% (1)	December 2017 / September 2017
Ft. Wayne, IN	Out parcel	September 2017 / July 2016
North Little Rock, AR	Auto Center	September 2017
St. Clair Shores, MI	100%	September 2017
Canton, OH	Partial	June 2017
Dayton, OH	Auto center	June 2017
North Riverside, IL	Partial	June 2017
Roseville, CA	Auto center	June 2017
Temecula, CA	Partial	June 2017
Watchung, NJ	100%	June 2017
Anderson, SC	100% (1)	April 2017 / July 2016
Aventura, FL	100%	April 2017
Carson, CA	100% (1)	April 2017 / December 2016
Charleston, SC	100% (1)	April 2017 / October 2016
Hialeah, FL	100% (1)	April 2017
San Diego, CA	100% (1)	April 2017
Valley View, TX	100%	April 2017
Cockeysville, MD	Partial	March 2017
North Miami, FL	100%	March 2017
Olean, NY	Partial	March 2017
Guaynabo, PR	Partial	December 2016
Santa Cruz, CA	Partial	December 2016
Santa Monica, CA (2)	100%	December 2016
Saugus, MA	Partial	December 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
Rehoboth Beach, DE	Partial	October 2016
St. Petersburg, FL	100%	October 2016
Warwick, RI	Auto center	October 2016
West Hartford, CT	100%	October 2016
Madison, WI	Partial	July 2016
North Hollywood, CA	Partial	July 2016
Orlando, FL	100%	July 2016
West Jordan, UT	Partial + auto center	July 2016
Albany, NY	Auto center	May 2016
Bowie, MD	Auto center	May 2016
Fairfax, VA	Partial + auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Wayne, NJ (3)	Partial + auto center	May 2016
San Antonio, TX	Auto center	March 2016
Braintree, MA	100%	November 2015
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015

(1)	The Company converted partial recapture rights at this property to 100% recapture rights and exercised such rights.
(2)	In March 2018, the Company contributed this asset to the Mark 302 JV and retained a 50.1% interest in the joint venture.

(3)	In July 2017, the Company contributed this asset to the GGP II JV and retained a 50.0% interest in the joint venture.

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

As of March 31, 2018, Sears Holdings had terminated the Master Lease with respect to 56 stores totaling 7.4 million square feet of gross leasable area.  The aggregate base rent at these stores at the time of termination was approximately $23.6 million.  Sears Holdings continued to pay the Company rent until it vacated the stores and also paid aggregate termination fees of approximately $45.1 million, amounts equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expense.

Subsequent to March 31, 2018, Sears Holdings provided notice that it intended to exercise its rights to terminate the Master Lease with respect to nine additional stores totaling 1.5 million square feet of gross leasable area.  The aggregate annual base rent at these stores is approximately $5.8 million, or 2.7% of the Company’s total annual base rent as of March 31, 2018, including all signed leases.  Sears Holdings will continue to pay Seritage rent until it vacates the stores which is expected to occur in August 2018.  The termination fee is approximately $11.5 million, an amount equal to one year of the aggregate annual base rent, plus one year of estimated annual operating expenses.

As of March 31, 2018, the Company had announced redevelopment projects at 22 of the terminated properties and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears Holdings.  During the three months ended March 31, 2018, the Company sold four of the terminated properties for a total of $13.5 million and recorded a gain of $2.1 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Alpena, MI	118,200	September 2016	January 2017
Chicago, IL (S Kedzie)	118,800	September 2016	January 2017
Cullman, AL	98,500	September 2016	January 2017	Q2 2017
Deming, NM	96,600	September 2016	January 2017
Elkhart, IN	86,500	September 2016	January 2017	Q4 2016
Harlingen, TX	91,700	September 2016	January 2017	Sold
Houma, LA	96,700	September 2016	January 2017	Sold
Kearney, NE	86,500	September 2016	January 2017	Q3 2016
Manistee, MI	87,800	September 2016	January 2017
Merrillville, IN	108,300	September 2016	January 2017	Q4 2016
New Iberia, LA	91,700	September 2016	January 2017	Q2 2017
Riverton, WY	94,800	September 2016	January 2017
Sault Sainte Marie, MI	92,700	September 2016	January 2017
Sierra Vista, AZ	86,100	September 2016	January 2017	Sold
Springfield, IL	84,200	September 2016	January 2017	Q3 2016
Thornton, CO	190,200	September 2016	January 2017	Q1 2017
Yakima, WA	97,300	September 2016	January 2017	Sold
Chapel Hill, OH	187,179	January 2017	April 2017
Concord, NC	137,499	January 2017	April 2017
Detroit Lakes, MN	79,102	January 2017	April 2017
El Paso, TX	103,657	January 2017	April 2017
Elkins, WV	94,885	January 2017	April 2017
Henderson, NV	122,823	January 2017	April 2017	Q1 2017
Hopkinsville, KY	70,326	January 2017	April 2017	Q1 2018
Jefferson City, MO	92,016	January 2017	April 2017	Q2 2017
Kenton, OH	96,066	January 2017	April 2017
Kissimmee, FL	112,505	January 2017	April 2017
Layton, UT	90,010	January 2017	April 2017
Leavenworth, KS	76,853	January 2017	April 2017
Mount Pleasant, PA	83,536	January 2017	April 2017
Muskogee, OK	87,500	January 2017	April 2017
Owensboro, KY	68,334	January 2017	April 2017
Paducah, KY	108,244	January 2017	April 2017	Q3 2017
Platteville, WI	94,841	January 2017	April 2017
Riverside, CA	94,500	January 2017	April 2017

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Sioux Falls, SD	72,511	January 2017	April 2017
Albany, NY	216,200	June 2017	October 2017	Q1 2016
Burnsville, MN	161,700	June 2017	October 2017
Chicago, IL (N Harlem)	293,700	June 2017	October 2017
Cockeysville, MD	83,900	June 2017	October 2017	Q1 2017
East Northport, NY	187,000	June 2017	October 2017	Q2 2017
Friendswood, TX	166,000	June 2017	November 2017 (1)
Greendale, WI	238,400	June 2017	October 2017	Q4 2017
Hagerstown, MD	107,300	June 2017	October 2017	Q1 2016
Johnson City, NY	155,100	June 2017	October 2017
Lafayette, LA	194,900	June 2017	October 2017
Mentor, OH	208,700	June 2017	October 2017
Middleburg Heights, OH	351,600	June 2017	October 2017
Olean, NY	75,100	June 2017	October 2017	Q1 2017
Overland Park, KS	215,000	June 2017	October 2017
Roseville, MI	277,000	June 2017	October 2017	Q3 2016
Sarasota, FL	204,500	June 2017	October 2017
Toledo, OH	209,900	June 2017	October 2017
Warwick, RI	169,200	June 2017	October 2017	Q3 2016 / Q3 2017
Westwood, TX	215,000	June 2017	January 2018 (1)
York, PA	82,000	June 2017	October 2017
Cedar Rapids, IA	141,100	April 2018	August 2018
Citrus Heights, CA	280,700	April 2018	August 2018
Gainesville, FL	140,500	April 2018	August 2018
Maplewood, MN	168,500	April 2018	August 2018
Pensacola, FL	212,300	April 2018	August 2018
Rochester, NY	128,500	April 2018	August 2018
Roseville, CA	121,000	April 2018	August 2018	Q2 2017 / Q1 2018
San Antonio, TX	187,800	April 2018	August 2018	Q4 2015
Warrenton, NJ	113,900	April 2018	August 2018	Q1 2018
Total square feet	8,905,487

(1)	The Company and Sears Holdings agreed to extend occupancy beyond October 2017 under the existing Master Lease terms.

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

During the three months ended March 31, 2018, the Company reduced mortgage loans payable by $73.0 million as a result of the sale of a 50% joint venture interest in The Mark 302 and the disposition of four other assets.

As of March 31, 2018, the aggregate principal amount outstanding under the Mortgage Loans and the Future Funding Facility was $1,137 million.

Interest under the Mortgage Loans is due and payable on the payment dates, and all outstanding principal amounts are due when the loan matures on the payment date in July 2019, pursuant to the Loan Agreements.  The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions.  Borrowings under the Mortgage Loans bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of March 31, 2018, a weighted-average spread of 478 basis points; payments are made monthly on an interest-only basis.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the three months ended March 31, 2018 and March 31, 2017 were 6.40% and 5.54%, respectively.

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

The Company incurred $22.3 million of debt issuance costs related to the Mortgage Loans and Future Funding Facility which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Loan Agreements.  As of March 31, 2018, the unamortized balance of the Company’s debt issuance costs was $6.7 million as compared to $8.5 million as December 31, 2017.

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

The Company incurred $1.8 million of debt issuance costs related to the Unsecured Term Loan which are recorded as a direct deduction from the carrying amount of the Unsecured Term Loan and amortized over the term of the loan.  As of March 31, 2018, the unamortized balance of the Company’s debt issuance costs was $1.4 million as compared to $1.5 million as December 31, 2017.

Mr. Edward S. Lampert, the Company’s Chairman, is the sole stockholder, chief executive officer and director of ESL Investments, Inc. (“ESL”), which controls JPP, LLC and JPP II, LLC. The terms of the Unsecured Term Loan were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Edward S. Lampert recusing himself).

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

On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs. We have reviewed the provisions of the law that pertain to the Company and have determined them to have no material income tax effect for financial statement purposes.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 input.  The Company’s derivative instruments as of March 31, 2018 and December 31, 2017 consisted of a single interest rate cap.  The Company utilizes an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at March 31, 2018 and December 31, 2017 was $0.2 million and less than $0.1 million, respectively, and is included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.

The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months ended March 31, 2018, the Company recorded a gain of $0.2 million compared to a loss of $0.5 million for the three months ended March 31, 2017.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and debt obligations.  The fair value of cash equivalents is classified as Level 1 and the fair value of debt obligations is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of March 31, 2018 and December 31, 2017, the estimated fair values of the Company’s debt obligations were $1.28 billion and $1.36 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs, including removal, remediation, government fines, and injuries to persons and property.  The Company does not believe that any resulting liability from such matters will have a material effect on the condensed consolidated financial position, results of operations, or liquidity of the Company.  Under the Master Lease, Sears Holdings has indemnified the Company from certain environmental liabilities at the Wholly Owned Properties existing before, or caused by Sears Holdings during, the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings).  As of March 31, 2018 and December 31, 2017, the Company had approximately $10.6 million and $10.8 million, respectively, of restricted cash in a lender reserve account to fund potential environmental costs that were identified during due diligence related to the Transaction.

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

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL.  Mr. Lampert beneficially owned approximately  73.3 % of Sears Holdings’ outstanding common stock at March 31, 2018 (per Schedule 13D filed March 23, 2018).  Mr. Lampert is also the Chairman of Seritage.

As of March 31, 2018, Mr. Lampert beneficially owned a 36.2% interest in the Operating Partnership and approximately 2.7% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

Subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, are parties to the Master Lease (see Note 5).

Unsecured Term Loan

On December 27, 2017, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a $200.0 million senior unsecured term loan facility with JPP, LLC, JPP II, LLC and an affiliate of Empyrean Capital Partners, L.P. as lenders, and JPP, LLC as administrative agent.

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

As of March 31, 2018, the Company held a 63.8% interest in the Operating Partnership and ESL held a 36.2% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

During the three months ended March 31, 2018, 2,779,121 net Class C non-voting common shares were converted to Class A common shares.

As of March 31, 2018, 35,208,666 Class A common shares were issued and outstanding.

Subsequent to March 31, 2018, 51,592 net Class C non-voting common shares were converted to Class A common shares.

Class B Non-Economic Common Shares

As of March 31, 2017, 1,328,866 Class B non-economic common shares were issued and outstanding.  The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class C Non-Voting Common Shares

During the three months ended March 31, 2018, 2,779,121 net Class C non-voting common shares were converted to Class A common shares.

As of March 31, 2018, 372,010 Class C non-voting common shares were issued and outstanding.  The Class C non-voting common shares have economic rights, but do not have voting rights.  Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share.

Subsequent to March 31, 2018, 51,592 net Class C non-voting common shares were converted to Class A common shares.

Series A Preferred Shares

In December 2017, the Company issued 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share.  The Company received net proceeds from the offering of approximately $66.7 million, after deducting payment of the underwriting discount and offering expenses, which it used the proceeds to fund its redevelopment pipeline and for general corporate purposes.

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

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2018 and 2017, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2018
April 24	June 29	July 12	$0.25
February 20	March 30	April 12	0.25
2017
October 24	December 29	January 11, 2018	$0.25
July 25	September 29	October 12	0.25
April 25	June 30	July 13	0.25
February 28	March 31	April 13	0.25

The Company’s Board of Trustees declared the following preferred stock dividends during 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2018
April 24	June 29	July 16	$0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended March 31,
	2018	2017
Numerator
Net income (loss)	$16,201	$(32,844)
Net (income) loss attributable to non-controlling interests	(5,873)	13,006
Preferred dividends	(1,228)	—
Net income (loss) attributable to common shareholders	$9,100	$(19,838)
Earnings allocated to unvested participating securities	(22)	—
Net income (loss) available to common shareholders - Basic and diluted	$9,078	$(19,838)

Denominator
Weighted average Class A common shares outstanding	33,673	27,748
Weighted average Class C common shares outstanding	1,741	5,762
Weighted average Class A and Class C common shares outstanding - Basic	35,414	33,510
Restricted shares and share units	87	—
Weighted average Class A and Class C common shares outstanding - Diluted	35,501	33,510

No adjustments were made to the numerator for the three months ended March 31, 2017 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended March 31, 2017 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of March 31, 2018 and December 31, 2017, there were 312,951 and 245,570 shares, respectively, of non-vested restricted shares and share units outstanding.

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

Restricted Shares and Share Units

Pursuant to the Plan, the Company has periodically made grants of restricted shares or share units. The vesting terms of these grants are specific to the individual grant and vary in that a portion of the restricted shares and share units vest in equal annual amounts over the subsequent three years (time-based vesting) and a portion of the restricted shares and share units vest on the third anniversary of the grants subject to the achievement of certain performance criteria (performance-based vesting).

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

The following table summarizes restricted share activity for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	245,570	$41.33
Restricted shares granted	81,595	36.17
Restricted shares vested	(14,214)	47.08
Unvested restricted shares at end of period	312,951	$39.73

The Company recognized $0.9 million and $0.4 million in compensation expense related to the restricted shares for the three months ended March 31, 2018 and March 31, 2017. Such expenses are included in general and administrative expenses on the Company's condensed consolidated statements of operations.  As of March 31, 2018, there were approximately $6.8 million of total unrecognized compensation costs related to the outstanding restricted shares.

Note 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Accrued development expenditures	$19,964	$21,449
Dividends payable	15,910	14,559
Accrued real estate taxes	14,920	17,091
Below-market leases	13,945	14,476
Environmental reserve	10,846	11,322
Unearned tenant reimbursements	6,335	10,522
Accounts payable and accrued expenses	5,648	9,588
Prepaid rental income	5,127	4,156
Accrued interest	3,787	3,689
Deferred maintenance	2,581	2,581
Total accounts payable, accrued expenses and other liabilities	$99,063	$109,433

Note 16 – Subsequent Events

Subsequent to the three months ended March 31, 2018, the Company:

−

Entered into an agreement with a residential developer to pursue a multi-family development on 2.5 acres of the 15-acre former Sears site owned by Seritage at Overlake Plaza in Redmond, WA.  The agreement values the 2.5-acre parcel at $16.0 million.

−

Entered into an agreement with the adjacent mall owner to pursue a multi-family development on 4.5 acres of the 10-acre Sears site owned by Seritage at NewPark Mall in Newark, CA.  The agreement values the 4.5-acre parcel at $20.0 million.

−	Entered into an agreement to sell the Sears store and parcel at Tanforan Mall in San Bruno, CA to the adjacent mall owner for gross consideration of $42.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “will,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

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

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of March 31, 2018, our portfolio included approximately 39.0 million square feet of gross leasable area (“GLA”), consisting of 225 Wholly Owned Properties totaling 34.6 million square feet of GLA across 49 states and Puerto Rico, and interests in 24 JV Properties totaling approximately 4.3 million square feet of GLA across 13 states.

As of March 31, 2018, we leased space at 145 Wholly Owned Properties to Sears Holdings under the Master Lease, including 81 properties leased only to Sears Holdings and 64 properties leased to both Sears Holdings and one or more third-party tenants.  The remaining 80 Wholly Owned Properties include 54 properties that are leased solely to third-party tenants and do not have any space leased to Sears Holdings, and 26 vacant properties.  As of March 31, 2018, space at 22 JV Properties is also leased to Sears Holdings under the JV Master Leases.  Sears Holdings is the sole tenant at nine JV Properties and 13 JV properties are leased to both Sears Holdings and one or more third-party tenants.  One JV Property is leased solely third-party tenants and one JV Property was vacant as of March 31, 2018.

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

As of March 31, 2018, we had exercised recapture rights at 62 properties, including 18 properties at which we exercised partial recapture rights, 32 properties at which we exercised 100% recapture rights (16 of which were converted from partial recapture properties), and 14 properties at which we exercised our rights to recapture only automotive care centers or outparcels.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the three months ended March 31, 2018, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and revised Sub-topic 610-20 Other Income – Gains and Losses From the Derecognition of Nonfinancial Assets, described in Note 2 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Rental Income

For the three months ended March 31, 2018, the Company recognized total rental income of $37.1 million as compared to $49.2 million for the three months ended March 31, 2017.  The $12.1 million decrease was driven primarily by (i) reduced rental income under the Master Lease of $9.1 million and (ii) lower termination fee income of $6.0 million, offset by (i) increased third-party rental income of $2.0 million and increased straight-line rent of $1.0 million.

Rental income attributable to Sears Holdings was $22.5 million (excluding straight-line rental income of $0.5 million and termination fee income of $0.2 million), or 65.8% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holdings was $31.7 million, or approximately 76.6% of total rental income earned in the period.

Rental income attributable to third-party tenants was $11.7 million (excluding straight-line rental income of $1.9 million), or 34.2% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to third-party tenants was $9.7 million, or approximately 23.4% of total rental income earned in the period.

Straight-line rent was $2.5 million as compared to $1.5 million for the prior year period. The prior year period was lower primarily due to the amortization of accrued rental revenues related to the straight-line method of reporting that were deemed uncollectable as result of recapture and termination activity under the Master Lease.

On an annual basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to third-party tenants would have represented approximately 54.3% of total annual base rental income as of March 31, 2018.

The increase in rental income attributable to third-party tenants, and the reduction in rental income attributable directly to Sears Holdings, are driven by the Company’s leasing and redevelopment activity, including signing leases with new, third-party tenants and recapturing space from Sears Holdings.

Tenant Reimbursements and Property Operating Expenses

Pursuant to the provisions of the Master Lease and many third-party leases, the Company is entitled to be reimbursed for certain property related expenses.  For the three months ended March 31, 2018, the Company recorded tenant reimbursement income of $16.7 million compared to property operating and real estate tax expenses totaling $18.6 million, an expense recovery rate of 89.7%.  For the three months ended March 31, 2017, the Company recorded tenant reimbursement income of $16.2 million compared to property operating and real estate tax expenses totaling $17.2 million, an expense recovery rate of 94.5%.

The $1.4 million increase in property operating and real estate taxes was primarily due to an increase in utility and certain common area maintenance expenses related to properties for which Sears Holdings paid such expenses directly during the prior year period, but for which the Company now incurs the expenses, a portion of which is reimbursed by other tenants.

The 480 bps reduction in expense recovery rate was primarily due to an increase in the amount of unleased space, including unleased space for which the Company was previously recording tenant reimbursement income as a result of termination payments under the Master Lease.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets.

For the three months ended March 31, 2018, the Company incurred depreciation and amortization expenses of $34.7 million as compared to depreciation and amortization expenses of $58.7 million in the prior year period.  The decrease of $24.0 million was due primarily to (i) a reduction of $18.1 million in accelerated amortization attributable to certain lease intangible assets and (ii) approximately $9.3 million of lower scheduled amortization resulting from an increase in fully-amortized lease intangibles, offset by $3.2 million of accelerated depreciation attributable to certain buildings that were demolished for redevelopment.

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

For the three months ended March 31, 2018, the Company incurred general and administrative expenses of $7.8 million compared to general and administrative expenses of $6.3 million for the prior year period.  The $1.5 million increase was driven primarily by (i) increased personnel costs related to 2017 annual incentive compensation and (ii) the write-off of certain transaction-related expenses; the Company does not expect to incur either expense for the remainder of 2018.

Gain on Sale of Real Estate

In March 2018, the Company contributed its property located in Santa Monica, CA to the Mark 302 JV and sold a 49.9% interest to an investment fund managed by Invesco Real Estate based on an Initial Contribution Value of $90.0 million. As a result of the transaction, the Company recorded an Initial Gain of $40.2 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

The Mark 302 JV is subject to a revaluation upon the earlier of the first anniversary of project stabilization (as defined in the operating agreement of the Mark 302 JV) or December 31, 2020. Upon revaluation, the primary inputs in determining the Initial Contribution Value, which consist of property operating income and total project costs, will be updated for actual results and a Final Contribution Value will be calculated to yield a pre-determined rate of return to the investment fund managed by Invesco Real Estate.  The Final Contribution Value cannot be more than $105.0 million or less than $60.0 million and will result in a cash settlement between the two parties.

The Company recorded the Initial Gain based on the Initial Contribution Value because it determined it to be the most likely amount in the range of possible amounts. The Company made this determination based on its analysis of the primary inputs that determine both the Initial Contribution Value and Final Contribution Value, which consist of property operating income and total project costs. The Final Gain will not be more than $61.1 million or less than $16.1 million.

In March 2018, the Company also sold four former Kmart stores located in Harlingen, TX, Houma, LA, Sierra Vista, AZ and Yakima, WA for $13.5 million and recorded a gain of $2.1 million which is included in gain on the sale of real estate within the condensed consolidated statements of operations.

Interest Expense

For the three months ended March 31, 2018, the Company incurred $16.4 million of interest expense (net of amounts capitalized) as compared to interest expense of $16.6 million for the prior year period.  The change in interest expense was driven by higher average borrowings and higher average LIBOR rates, offset by an increase in amounts capitalized as a result of a greater amount of construction in process.

Unrealized Loss on Interest Rate Cap

For the three months ended March 31, 2018, the Company recorded a gain of $0.2 million compared to a loss of $0.5 million in the prior year period.

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent.  Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, and distributions to shareholders and unitholders.  We believe that we currently have sufficient liquidity to fund such uses in the form of, as of March 31, 2018, (i) $135.1 million of unrestricted cash, (ii) $177.4 million of restricted cash, (iii) anticipated cash provided by operations and (iv) $55.0 million of permitted, but uncommitted, borrowing capacity under our Unsecured Term Loan.  We may also raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as through asset sales or joint ventures.

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

Summary of Cash Flows

Net cash provided by operating activities was $7.7 million for the three months ended March 31, 2018 compared to $34.3 million for the three months ended March 31, 2017.  Significant changes in the components of net cash provided by operating activities include:

−	In 2018, a decrease in operating cash inflows due to net reductions in rental income under the Master Lease and an increase in unleased properties, offset by additional third-party rental income; and
−	In 2017 an increase in operating cash inflows due to termination fee income.

Net cash used by investing activities was $25.1 million for the three months ended March 31, 2018 compared $25.2 million for the three months ended March 31, 2017.  Significant components of net cash used in investing activities include:

−	In 2018, net proceeds from the sale of real estate, $60.4 million;
−	In 2018, development of real estate and property improvements, ($86.0) million;
−	In 2017, development of real estate and property improvements, ($22.8) million; and
−	In 2017, investments in unconsolidated joint ventures, ($5.9) million.

Net cash used by financing activities was $87.3 million for the three months ended March 31, 2018 compared to $8.4 million for the three months ended March 31, 2017. Significant components of net cash used in financings activities include:

−	In 2018, repayment of mortgage loan payables, ($73.0) million;
−	In 2018, cash distributions to common stockholders and holders of Operating Partnership units, ($13.9) million;
−	In 2017, proceeds from the Future Funding Facility, $7.0 million; and
−	In 2017, cash distributions to common stockholders and holders of Operating Partnership units, ($13.9) million.

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2018 and 2017, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2018
April 24	June 29	July 12	$0.25
February 20	March 30	April 12	0.25
2017
October 24	December 29	January 11, 2018	$0.25
July 25	September 29	October 12	0.25
April 25	June 30	July 13	0.25
February 28	March 31	April 13	0.25

The Company’s Board of Trustees declared the following preferred stock dividends during 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2018
April 24	June 29	July 16	$0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

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

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of March 31, 2018 and December 31, 2017, we did not have any off-balance sheet financing arrangements.

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts.  The table below provides a brief description of each of the 68 new redevelopment projects originated on the Seritage platform as of March 31, 2018.  These projects represent an estimated total investment of $1.2 billion, of which approximately $895 million remained to be spent.

Total Project Costs under $10 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and small shop retail	29,100	Complete
Merrillville, IN	Termination property; redevelop existing store for At Home, Powerhouse Gym and small shop retail	132,000	Complete
Elkhart, IN	Termination property; existing store has been released to Big R Stores	86,500	Complete
San Antonio, TX	Recapture and repurpose auto center space for Orvis, Jared's Jeweler, Shake Shack and small shop retail	18,900	Complete
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	8,200	Complete
Troy, MI	Partial recapture; redevelop existing store for At Home	100,000	Complete
Roseville, MI	Partial recapture; redevelop existing store for At Home	100,400	Complete
Rehoboth Beach, DE	Partial recapture; redevelop existing store for Christmas Tree Shops andThat! and PetSmart	56,700	Complete
Henderson, NV	Termination property; redevelop existing store for At Home, Seafood City and additional retail	144,400	Complete
Cullman, AL	Termination property; redevelop existing store for Bargain Hunt, Tractor Supply and Planet Fitness	99,000	Complete
Albany, NY	Recapture and repurpose auto center space for BJ's Brewhouse, Ethan Allen and additional small shop retail	28,000	Substantially complete
Hagerstown, MD	Recapture and repurpose auto center space for BJ's Brewhouse, Verizon and additional restaurants	15,400	Substantially complete
Jefferson City, MO	Termination property; redevelop existing store for Orscheln Farm and Home	96,000	Delivered to tenant
Kearney, NE	Termination property; redevelop existing store for Marshall's, PetSmart and additional junior anchors	92,500	Delivered to tenants
Ft. Wayne, IN	Site densification; new outparcels for BJ's Brewhouse (substantially complete) and Chick-Fil-A (project expansion)	12,000	Delivered to tenant
Olean, NY	Partial recapture; redevelop existing store for Marshall's and additional retail	45,000	Underway	Q2 2018
Guaynabo, PR	Partial recapture; redevelop existing store for Planet Fitness and Capri	56,100	Underway	Q3 2018
Florissant, MO	Site densification; new outparcel for Chick-Fil-A	5,000	Underway	Q3 2018
Dayton, OH	Recapture and repurpose auto center space for Outback Steakhouse and additional restaurants	14,100	Underway	Q4 2018
New Iberia, LA	Termination property; redevelop existing store for Rouses Supermarkets, Hobby Lobby and small shop retail	93,100	Underway	Q1 2019
North Little Rock, AR	Recapture and repurpose auto center space for LongHorn Steakhouse and additional small shop retail	17,300	Q2 2018	Q2 2019
St. Clair Shores, MI	100% recapture; demolish existing store and develop site for new Kroger store	107,200	Q2 2018	Q2 2019
Hopkinsville, KY	Termination property; redevelop existing store for Bargain Hunt, additional junior anchors and small shop retail	87,900	Q2 2018	Q2 2019
Oklahoma City, OK	Site densification; new fitness center for Vasa Fitness	59,500	Q3 2018	Q3 2019

Total Project Costs $10 - $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Braintree, MA	100% recapture; redevelop existing store for Nordstrom Rack, Saks OFF 5th and additional retail	90,000	Complete
Honolulu, HI	100% recapture; redevelop existing store for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	Complete
Anderson, SC	100% recapture (project expansion); redevelop existing store for Burlington Stores, Gold's Gym, Sportsman's Warehouse, additional retail and restaurants	111,300	Complete
West Jordan, UT	Partial recapture; redevelop existing store and attached auto center for Burlington Stores and additional retail	81,400	Substantially complete
Madison, WI	Partial recapture; redevelop existing store for Dave & Busters, Total Wine & More, additional retail and restaurants	75,300	Substantially complete
Thornton, CO	Termination property; redevelop existing store for Vasa Fitness and additional junior anchors	191,600	Delivered to tenant
Springfield, IL	Termination property; redevelop existing store for Burlington Stores, Binny's Beverage Depot, Orangetheory Fitness, Outback Steakhouse, CoreLife Eatery, additional junior anchors and small shop retail	133,400	Underway	Q2 2018
Orlando, FL	100% recapture; demolish and construct new buildings for Floor & Décor, Orchard Supply Hardware, LongHorn Steakhouse, Olive Garden, additional small shop retail and restaurants	139,200	Underway	Q2 2018
Cockeysville, MD	Partial recapture; redevelop existing store for HomeGoods, Michael's Stores, additional junior anchors and restaurants	83,500	Underway	Q2 2018
Charleston, SC	100% recapture (project expansion); redevelop existing store and detached auto center for Burlington Stores and additional retail	126,700	Underway	Q3 2018
North Hollywood, CA	Partial recapture; redevelop existing store for Burlington Stores, Ross Dress for Less and additional junior anchors	79,800	Underway	Q3 2018
Salem, NH	Site densification; new theatre for Cinemark Recapture and repurpose auto center for restaurant space	71,200	Underway	Q3 2018
Paducah, KY	Termination property; redevelop existing store for Burlington Stores and additional retail	102,300	Underway	Q3 2018
Fairfax, VA	Partial recapture; redevelop existing store and attached auto center for Dave & Busters, Seasons 52, additional junior anchors and restaurants	110,300	Underway	Q4 2018
North Miami, FL	100% recapture; redevelop existing store for Burlington Stores, Michael's, PetSmart and Ross Dress for Less	124,300	Underway	Q4 2018
Hialeah, FL	100% recapture; redevelop existing store for Bed, Bath & Beyond, Ross Dress for Less and dd's Discounts to join current tenant, Aldi	88,400	Underway	Q4 2018
Warwick, RI	Termination property; repurpose auto center space for BJ's Brewhouse and additional retail Redevelop existing store for At Home and Raymour & Flanigan (project expansion)	190,700	Underway	Q4 2018
Temecula, CA	Partial recapture; redevelop existing store and detached auto center for Round One, small shop retail and restaurants	65,100	Underway	Q4 2018
Canton, OH	Partial recapture; redevelop existing store for Dave & Busters and restaurants	83,900	Underway	Q2 2019
North Riverside, IL	Partial recapture; redevelop existing store and detached auto center for Round One, additional junior anchors, small shop retail and restaurants	103,900	Underway	Q2 2019
Las Vegas, NV	Partial recapture; redevelop existing store for Round One and additional retail	78,800	Q3 2018	Q3 2019
Yorktown Heights, NY	Partial recapture; redevelop existing store for 24 Hour Fitness and additional retail	85,200	Q3 2018	Q4 2019
Santa Cruz, CA	Partial recapture; redevelop existing store for TJ Maxx, HomeGoods and additional junior anchors	62,200	Q4 2018	Q4 2019
Warrenton, VA	Termination property; redevelop existing store for Homegoods and additional retail	97,300	Q1 2019	Q3 2019
Saugus, MA	Partial recapture; redevelop existing store and detached auto center NOTE: project which has been temporarily postponed while the Company identifies a new lead tenant	99,000	To be determined

Total Project Costs over $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Memphis, TN	100% recapture; demolish and construct new buildings for LA Fitness, Nordstrom Rack, Ulta Beauty, Hopdoddy Burger Bar, additional junior anchors, restaurants and small shop retail	135,200	Substantially complete
West Hartford, CT	100% recapture; redevelop existing store and detached auto center for Buy Buy Baby, Cost Plus World Market, REI, Saks OFF Fifth, other junior anchors, Shake Shack and additional small shop retail	147,600	Delivered to tenants
St. Petersburg, FL	100% recapture; demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart, Five Below, Chili's Grill & Bar, Pollo Tropical, LongHorn Steakhouse and additional small shop retail and restaurants	142,400	Delivered to tenants
Wayne, NJ	Partial recapture; redevelop existing store for Dave & Busters, additional junior anchors and restaurants Recapture and repurpose detached auto center for Cinemark (project expansion) NOTE: contributed to GGP II JV in July 2017	156,700	Underway	Q3 2018
Carson, CA	100% recapture (project expansion); redevelop existing store for Burlington Stores, Ross Dress for Less and additional retail	163,800	Underway	Q1 2019
Watchung, NJ	100% recapture; demolish full-line store and construct new buildings for HomeSense, Sierra Trading Post, Ulta Beauty and additional small shop retail and restaurants Demolish detached auto center and construct a freestanding Cinemark theater	126,700	Underway	Q2 2019
Santa Monica, CA	100% recapture; redevelop existing building into premier, mixed-use asset featuring unique, small-shop retail and creative office space NOTE: contributed to The Mark 302 JV in March 2018	96,500	Underway	Q4 2019
Aventura, FL	100% recapture; demolish existing store and construct new, multi-level open air retail destination featuring a leading collection of experiential shopping, dining and entertainment concepts alongside a treelined esplanade and activated plazas	216,600	Underway	Q4 2019
San Diego, CA	100% recapture; redevelop existing store into two highly-visible, multi-level buildings with exterior facing retail representing a premier mix of experiential shopping, dining, and entertainment concepts	206,000	Underway	Q4 2019
Roseville, CA	Termination property; repurpose auto center space for AAA Auto Repair Center Redevelop existing store for Cinemark, Round One and restaurants (project expansion)	147,400	Underway	Q2 2020
Austin, TX	100% recapture (project expansion); redevelop existing store for AMC Theatres, additional junior anchors and restaurants	177,400	Q2 2018	Q3 2019
Greendale, WI	Termination property; redevelop existing store and attached auto center for Dick's Sporting Goods, Round One, additional junior anchors and restaurants	223,800	Q2 2018	Q4 2019
Anchorage, AK	100% recapture; redevelop existing store for Guitar Center, Safeway, Planet Fitness and additional retail to join current tenant, Nordstrom Rack	142,500	Q2 2018	Q4 2019
East Northport, NY	Termination property; redevelop existing store and attached auto center for AMC Theatres, 24 Hour Fitness, Floor & Decor and small shop retail	179,700	Q2 2018	Q4 2019
El Cajon, CA	100% recapture; redevelop existing store and auto center for Bob's Discount Furniture, Burlington Stores, additional retail and restaurants	242,700	Q3 2018	Q3 2019
Tucson, AZ	100% recapture; redevelop existing store and auto center for Round One and additional retail	224,300	Q3 2018	Q4 2019
Reno, NV	100% recapture; redevelop existing store and auto center for Round One and additional retail	169,800	Q3 2018	Q4 2019
Fairfield, CA	100% recapture (project expansion); redevelop existing store and auto center for Dave & Busters, additional retail and office	146,500	Q3 2018	Q1 2020
Plantation, FL	100% recapture (project expansion); redevelop existing store and auto center for GameTime, Powerhouse Gym, additional retail and restaurants	184,400	Q4 2018	Q1 2020

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

Earnings before Interest Expense, Income Tax, Depreciation, and Amortization for Real Estate ("EBITDAre") and Company EBITDA

We define EBITDAre using the definition set forth by the National Association of Real Estate Investment Trusts ("NAREIT"), which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of EBITDAre.  EBITDAre is calculated as net income computed in accordance with GAAP, excluding interest expense, income tax expense, depreciation and amortization, gains (or losses) from property sales and impairment charges on depreciable real estate assets.  We believe EBITDAre provides useful information to investors regarding our results of operations because it removes the impact of our capital structure (primarily interest expense) and our asset base (primarily depreciation and amortization).  Management also believes the use of EBITDAre facilitates comparisons between us and other equity REITs and real property owners that are not REITs.

The Company makes certain adjustments to EBITDAre, which it refers to as Company EBITDA, to account for certain non-cash and non-comparable items, such as termination fee income, unrealized loss on interest rate cap, litigation charges, acquisition-related expenses and certain up-front-hiring and personnel costs that it does not believe are representative of ongoing operating results.

Due to the adjustments noted, EBITDAre and Company EBITDA should only be used as an alternative measure of the Company's financial performance

Funds from Operations ("FFO") and Company FFO

We define FFO using the definition set forth by NAREIT, which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO.  FFO is calculated as net income computed in accordance with GAAP, excluding gains (or losses) from property sales, real estate related depreciation and amortization, and impairment charges on depreciable real estate assets.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

None of NOI, Total NOI, EBITDAre, Adjusted EBITDAre, FFO and Company FFO are measures that (i) represent cash flow from operations as defined by GAAP; (ii) are indicative of cash available to fund all cash flow needs, including the ability to make distributions; (iii) are alternatives to cash flow as a measure of liquidity; or (iv) should be considered alternatives to net income (which is determined in accordance with GAAP) for purposes of evaluating the Company’s operating performance.  Reconciliations of these measures to the respective GAAP measures we deem most comparable are presented below on a comparative basis for all periods.

The following table reconciles NOI and Total NOI to GAAP net income (loss) for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31,
NOI and Total NOI	2018	2017
Net income (loss)	$16,201	$(32,844)
Termination fee income	(174)	(6,136)
Depreciation and amortization	34,667	58,663
General and administrative expenses	7,797	6,274
Equity in loss (income) of unconsolidated joint ventures	2,582	(1,002)
Gain on sale of real estate	(41,831)	—
Interest and other income	(680)	(78)
Interest expense	16,419	16,592
Unrealized (gain) loss on interest rate cap	(165)	471
Provision for income taxes	104	119
NOI	$34,920	$42,059
NOI of unconsolidated joint ventures	4,758	6,511
Straight-line rent adjustment (1)	(2,568)	(1,449)
Above/below market rental income/expense (1)	(231)	(231)
Total NOI	$36,879	$46,890

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles EBITDAre and Adjusted EBITDAre to GAAP net income (loss) for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31,
EBITDAre and Company EBITDA	2018	2017
Net income (loss)	$16,201	$(32,844)
Interest expense	16,419	16,592
Provision for income and other taxes	104	119
Depreciation and amortization	34,667	58,663
Depreciation and amortization (unconsolidated joint ventures)	3,793	5,486
Gain on sale of real estate	(41,831)	—
EBITDAre	$29,353	$48,016
Termination fee income	(174)	(6,136)
Unrealized (gain) loss on interest rate cap	(165)	471
Company EBITDA	$29,014	$42,351

The following table reconciles FFO and Company FFO to GAAP net income (loss) for the three months ended March 31, 2018 and March 31, 2017 (in thousands):

	Three Months Ended March 31,
FFO and Company FFO	2018	2017
Net income (loss)	$16,201	$(32,844)
Real estate depreciation and amortization (consolidated properties)	34,113	58,404
Real estate depreciation and amortization (unconsolidated joint ventures)	3,793	5,486
Gain on sale of real estate	(41,831)	—
Dividends on preferred shares	(1,228)	—
FFO attributable to common shareholders and unitholders	$11,048	$31,046
Termination fee income	(174)	(6,136)
Unrealized (gain) loss on interest rate cap	(165)	471
Amortization of deferred financing costs	1,720	1,582
Company FFO attributable to common shareholders and unitholders	$12,429	$26,963

FFO per diluted common share and unit	$0.20	$0.56
Company FFO per diluted common share and unit	$0.22	$0.48

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	35,501	33,510
Weighted average OP units outstanding	20,218	22,086
Weighted average common shares and units outstanding	55,719	55,596

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2017 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of March 31, 2018, we had $1.28 billion of consolidated debt, including $1.14 billion outstanding under our variable-rate Mortgage Loans and Future Funding Facility.  The interest rate on the loans is the 30-day LIBOR rate plus, as of March 31, 2018, a weighted average spread of 478 basis points.  We have purchased a LIBOR interest rate cap that has a LIBOR strike rate of 3.5% and a term of four years.  We are subject to market risk with respect to changes in the LIBOR rate.  An immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $11.4 million.

Fair Value of Debt

As of March 31, 2018, the estimated fair value of our consolidated debt was $1.28 billion.  The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

Item 1A.	Risk Factors

Information regarding risk factors appears in our 2017 Annual Report on Form 10-K in Part I, Item 1A. Risk Factors.  Other than as noted, there have been no material changes from the risk factors previously disclosed in our 2017 Annual Report on Form 10-K.

Cybersecurity incidents could cause a disruption to our operations, a compromise of confidential information and damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

Seritage is susceptible to cybersecurity risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems, compromises to networks or devices; or operational disruption or failures in the physical infrastructure or operating systems of Seritage’s information systems.  Seritage’s information systems are essential to the operation of our business and our ability to perform day-to-day operations, including for the secure processing, storage and transmission of confidential and personal information.  Seritage must continuously monitor and develop its systems to protect its technology infrastructure and data from misappropriation, corruption and disruption.  Cybersecurity risks may also impact properties in which we invest on behalf of clients and tenants of those properties, which could result in a loss of value in our clients’ investment.  In addition, due to Seritage’s interconnectivity with third-party service providers and other entities with which Seritage conducts business, Seritage could be adversely impacted if any of them is subject to a successful cyber incident.  Although we and our service providers have implemented processes, procedures and controls to help mitigate these risks, there can be no assurance that these measures will be effective or that security breaches or disruptions will not occur.  The result of these incidents may include disrupted operations, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, increased compliance costs, litigation, regulatory enforcement actions and damage to our reputation or business relationships.

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

SERITAGE GROWTH PROPERTIES

Dated: May 4, 2018	/s/ Benjamin Schall
	By:	Benjamin Schall
President and Chief Executive Officer

Dated: May 4, 2018	/s/ Brian Dickman
	By:	Brian Dickman
Executive Vice President and Chief Financial Officer