Form 10-Q
period 2018-06-30
Seritage Growth Properties
filed 2018-08-03
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of July 27, 2018, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	35,685,933
Class B common shares of beneficial interest, par value $0.01 per share	1,322,365
Class C common shares of beneficial interest, par value $0.01 per share	850

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2018

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Investment in real estate
Land	$711,261	$799,971
Buildings and improvements	860,739	829,168
Accumulated depreciation	(157,991)	(139,483)
	1,414,009	1,489,656
Construction in progress	209,237	224,904
Net investment in real estate	1,623,246	1,714,560
Real estate held for sale	15,139	—
Investment in unconsolidated joint ventures	392,743	282,990
Cash and cash equivalents	100,448	241,569
Restricted cash	166,458	175,665
Tenant and other receivables, net	43,911	30,787
Lease intangible assets, net	251,303	310,098
Prepaid expenses, deferred expenses and other assets, net	21,360	20,148
Total assets	$2,614,608	$2,775,817

LIABILITIES AND EQUITY
Liabilities
Mortgage loans payable, net	$1,073,762	$1,202,314
Unsecured term loan, net	144,111	143,210
Accounts payable, accrued expenses and other liabilities	97,541	109,433
Total liabilities	1,315,414	1,454,957

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 35,678,749 and 32,415,734 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	356	324
Class B common shares $0.01 par value; 5,000,000 shares authorized; 1,322,365 and 1,328,866 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	13	13
Class C common shares $0.01 par value; 50,000,000 shares authorized; 850 and 3,151,131 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	31
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017; liquidation preference of $70,000	28	28
Additional paid-in capital	1,122,251	1,116,060
Accumulated deficit	(246,650)	(229,760)
Total shareholders' equity	875,998	886,696
Non-controlling interests	423,196	434,164
Total equity	1,299,194	1,320,860
Total liabilities and equity	$2,614,608	$2,775,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
REVENUE
Rental income	$35,839	$42,185	$72,918	$91,359
Tenant reimbursements	12,517	15,708	29,215	31,932
Management and other fee income	914	—	914	—
Total revenue	49,270	57,893	103,047	123,291
EXPENSES
Property operating	6,533	4,932	13,774	9,674
Real estate taxes	9,217	11,950	20,598	24,372
Depreciation and amortization	49,551	50,571	84,218	109,234
General and administrative	8,673	5,093	16,470	11,367
Provision for doubtful accounts	109	12	170	51
Total expenses	74,083	72,558	135,230	154,698
Operating loss	(24,813)	(14,665)	(32,183)	(31,407)
Equity in loss of unconsolidated joint ventures	(2,158)	(1,542)	(4,740)	(540)
Interest and other income	456	42	1,136	120
Interest expense	(17,862)	(18,431)	(34,281)	(35,023)
Unrealized loss on interest rate cap	(172)	(124)	(7)	(595)
Loss before income taxes	(44,549)	(34,720)	(70,075)	(67,445)
Provision for income taxes	(240)	(147)	(344)	(266)
Loss before gain on sale of real estate	(44,789)	(34,867)	(70,419)	(67,711)
Gain on sale of real estate	34,187	—	76,018	—
Net income (loss)	(10,602)	(34,867)	5,599	(67,711)
Net (income) loss attributable to non-controlling interests	3,831	13,648	(2,042)	26,654
Net income (loss) attributable to Seritage	$(6,771)	$(21,219)	$3,557	$(41,057)
Preferred dividends	(1,225)	—	(2,453)	—
Net income (loss) attributable to Seritage common shareholders	$(7,996)	$(21,219)	$1,104	$(41,057)

Net income (loss) per share attributable to Seritage Class A and Class C common shareholders - Basic	$(0.23)	$(0.63)	$0.03	$(1.22)
Net income (loss) per share attributable to Seritage Class A and Class C common shareholders - Diluted	$(0.23)	$(0.63)	$0.03	$(1.22)
Weighted average Class A and Class C common shares outstanding - Basic	35,483	33,766	35,449	33,638
Weighted average Class A and Class C common shares outstanding - Diluted	35,483	33,766	35,588	33,638

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2017	25,843	$258	1,589	$16	5,755	$58	—	$—	$925,563	$(121,338)	$619,754	$1,424,311

Net loss	—	—	—	—	—	—	—	—	—	(41,057)	(26,654)	(67,711)
Dividends and distributions declared ($0.50 per share and unit)	—	—	—	—	—	—	—	—	—	(17,002)	(10,936)	(27,938)
Vesting of restricted share units	4	0	—	—	—	—	—	—	(0)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	779	—	—	779
Share class exchanges, net (267,300 common shares)	(267)	(2)	—	—	267	2	—	—	—	—	—	—
Share class surrenders (154,098 common shares)	—	—	(154)	(2)	—	—	—	—	2	—	—	—
OP Unit exchanges (2,344,589 units)	2,344	23	—	—	—	—	—	—	69,329	—	(69,352)	—

Balance at June 30, 2017	27,924	$279	1,435	$14	6,022	$60	—	$—	$995,673	$(179,397)	$512,812	$1,329,441

Balance at January 1, 2018	32,416	$324	1,329	$13	3,151	$31	2,800	$28	$1,116,060	$(229,760)	$434,164	$1,320,860

Net income	—	—	—	—	—	—	—	—	—	3,557	2,042	5,599
Common dividends and distributions declared ($0.50 per share and unit)	—	—	—	—	—	—	—	—	—	(17,994)	(10,084)	(28,078)
Preferred dividends declared ($0.8750 per share)	—	—	—	—	—	—	—	—	—	(2,453)	—	(2,453)
Vesting of restricted share units	14	0	—	—	—	—	—	—	(0)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	3,379	—	—	3,379
Preferred stock offering costs	—	—	—	—	—	—	—	—	(113)	—	—	(113)
Share class exchanges, net (3,150,281 common shares)	3,150	31	—	—	(3,150)	(31)	—	—	—	—	—	—
Share class surrenders (6,501 common shares)	—	—	(7)	—	—	—	—	—	—	—	—	—
OP Unit exchanges (98,923 units)	99	1	—	—	—	—	—	—	2,925	—	(2,926)	—

Balance at June 30, 2018	35,679	$356	1,322	$13	1	—	2,800	$28	$1,122,251	$(246,650)	$423,196	$1,299,194

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$5,599	$(67,711)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	4,740	540
Gain on sale of real estate	(76,018)	—
Unrealized loss on interest rate cap	7	595
Stock-based compensation	3,379	779
Depreciation and amortization	84,218	109,234
Amortization of deferred financing costs	3,590	4,061
Amortization of above and below market leases, net	(414)	(594)
Straight-line rent adjustment	(2,832)	(3,479)
Change in operating assets and liabilities
Tenants and other receivables	(3,076)	265
Prepaid expenses, deferred expenses and other assets	(2,968)	461
Accounts payable, accrued expenses and other liabilities	(20)	(22,451)
Net cash provided by operating activities	16,205	21,700
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated joint ventures	(6,160)	(15,047)
Distributions from unconsolidated joint ventures	8,505	7,515
Net proceeds from sale of real estate	134,599	—
Development of real estate	(142,003)	(106,075)
Net cash used in investing activities	(5,059)	(113,607)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of mortgage loans payable	(131,414)	—
Proceeds from Future Funding Facility	—	79,998
Proceeds from Unsecured Term Loan	—	85,000
Payment of deferred financing costs	(363)	(2,449)
Offering related costs	(113)	—
Preferred dividends paid	(1,661)
Common dividends paid	(17,865)	(16,913)
Non-controlling interests distributions paid	(10,058)	(10,935)
Net cash (used in) provided by financing activities	(161,474)	134,701
Net increase (decrease) in cash, cash equivalents, and restricted cash	(150,328)	42,794
Cash, cash equivalents, and restricted cash, beginning of period	417,234	139,642
Cash, cash equivalents, and restricted cash, end of period	$266,906	$182,436

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$43,296	$33,984
Capitalized interest	12,144	3,361
Income taxes paid	344	266
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$14,465	$12,100
Dividends and distribution declared and unpaid	14,046	13,969
Decrease in real estate, net resulting from deconsolidated properties	(156,568)	—
Transfer to real estate assets held for sale	15,139	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$100,448	$9,873
Restricted cash	166,458	172,563
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	266,906	182,436

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization

Seritage Growth Properties (“Seritage” or the “Company”) was organized in Maryland on June 3, 2015 and was initially capitalized with 100 shares of Class A common shares.  The Company conducts its operations through Seritage Growth Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership that was formed on April 22, 2015.  Unless the context otherwise requires, “Seritage” and the “Company” refer to Seritage, the Operating Partnership, and its subsidiaries.

On June 11, 2015, Sears Holdings Corporation (“Sears Holdings” or “Sears”) effected a rights offering (the “Rights Offering”) to Sears Holdings stockholders to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of (i) 234 of Sears Holdings’ owned properties and one of its ground leased properties, and (ii) its 50% interests in three joint ventures that collectively owned 28 properties, ground leased one property and leased two properties (the “Transaction”).  The Rights Offering ended on July 2, 2015, and the Company’s Class A common shares were listed on the New York Stock Exchange (“NYSE”) on July 6, 2015.

On July 7, 2015, the Company completed the Transaction with Sears Holdings and commenced operations.  The Company did not have any operations prior to the completion of the Rights Offering and the Transaction.

Seritage is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through the Company’s investment in the Operating Partnership.  As of June 30, 2018, the Company’s portfolio consisted of interests in 248 properties totaling approximately 38.7 million square feet of gross leasable area (“GLA”), including 222 wholly owned properties totaling approximately 34.1 million square feet of GLA across 49 states and Puerto Rico (the “Wholly Owned Properties), and interests in 26 joint venture properties totaling approximately 4.6 million square feet of GLA across 13 states (the “JV Properties”).

As of June 30, 2018, we leased space at 144 Wholly Owned Properties to Sears Holdings pursuant to a master lease agreement (the “Master Lease”), including 72 properties leased only to Sears Holdings and 72 properties leased to both Sears Holdings and one or more diversified, non-Sears tenants.  The remaining 78 Wholly Owned Properties include 55 properties that are leased solely to diversified, non-Sears tenants and 23 unleased properties.  As of June 30, 2018, space at 22 JV Properties was also leased to Sears Holdings pursuant to lease agreements similar to the Master Lease (the “JV Master Leases”).  Sears Holdings is the sole tenant at nine JV Properties and 13 JV properties are leased to both Sears Holdings and one or more diversified, non-Sears tenants.  Three JV Properties are leased solely to diversified, non-Sears tenants and one JV Property was unleased as of June 30, 2018.

The Master Lease and the JV Master Leases provide the Company and the JVs with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2017.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Operating results of three and six months ended June 30, 2018 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

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

If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting.  Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting.  The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. As of June 30, 2018 and December 31, 2017, we have several unconsolidated VIEs in the form of joint ventures (see Note 4). The Company does not consolidate these entities because the Company is not the primary beneficiary and the nature of its involvement in the activities of these entities does not give the Company power over decisions that significantly affect these entities’ economic performance.

To the extent such variable interests are in entities that cannot be evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.  As of June 30, 2018, the Company holds a 63.9% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  Through consideration of consolidation guidance effective for the Company as of January 1, 2016, it has been concluded that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  However, as the Company holds what is deemed a majority voting interest in the Operating Partnership, it qualifies for the exemption from providing certain of the disclosure requirements associated with investments in VIEs.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No such impairment losses were recognized for the three or six months ended June 30, 2018 or June 30, 2017.

Real Estate Held for Sale

When a real estate asset is identified by management as held for sale, we cease depreciation of the asset and estimate its fair value, net of estimated costs to sell.  If the estimated fair value, net of estimated costs to sell, of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value.  Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within a year.

In evaluating whether a property meets the held for sale criteria, we make a determination as to the point in time that it is probable that a sale will be consummated.  Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract.  In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance.  As a result, properties under contract may not close within the expected time period or may not close.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the three or six months ended June 30, 2018 or June 30, 2017.

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

As of June 30, 2018, the Company had approximately $166.5 million of restricted cash, including $136.5 million reserved for redevelopment costs, tenant allowances and leasing commissions, deferred maintenance, environmental remediation and other capital expenditures, $26.5 million reserved for basic property carrying costs such as real estate taxes, insurance and ground rent, and $3.5 million of other restricted cash which consisted primarily of prepaid rental income.

As of December 31, 2017, the Company had approximately $175.7 million of restricted cash, including $151.3 million reserved for redevelopment costs, tenant allowances and leasing commissions, deferred maintenance, environmental remediation and other capital expenditures, $21.7 million reserved for basic property carrying costs such as real estate taxes, insurance and ground rent, and $2.7 million of other restricted cash which consisted primarily of prepaid rental income.

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

Management and Other Fee Income

Management and other fee income represents management, leasing and development fees for services performed for the benefit of certain unconsolidated joint ventures and is reported at 100% of the revenue earned from such joint ventures in management and other fee income on the condensed consolidated statements of operations. Our share of management expenses incurred by the unconsolidated joint ventures is reported in equity in income (loss) of unconsolidated joint ventures on the condensed consolidated statements of operations and in other expenses in the combined condensed financial data in Note 4.

Based upon the new revenue recognition guidance, we determined that typical management fees, including property and asset management, construction and development management services and leasing services, needed to be evaluated for each separate performance obligation included in the contract in order to determine the timing of revenue recognition.

Management determined that property and asset management and construction and development management services each represent a series of stand-ready performance obligations satisfied over time with each day of service being a distinct performance obligation. For property and asset management, we are typically compensated for our services through a monthly management fee earned based on a specified percentage of monthly rental income or rental receipts generated from the property under management. For construction and development services, we are typically compensated for planning, administering and monitoring the design and construction of projects at our unconsolidated joint venture properties based on a percentage of project costs or a fixed fee.  Revenues from such management contracts are recognized over the life of the applicable contract.

Conversely, leasing services are considered to be a single performance obligation, satisfied as of a point in time.  Our fee is typically paid upon the occurrence of certain contractual event(s) that may be contingent and the pattern of revenue recognition may differ from the timing of payment.  For these services, the obligation is typically the execution of the lease and, as such, revenues are recognized at the point in time when that obligation has been satisfied.

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

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes.  In connection with the issuance of the Company’s Mortgage Loans and Future Funding Facility, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1,261 million and a strike rate of 3.5%.  The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.  The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months ended June 30, 2018, the Company recorded a loss of $0.2 million compared to a loss of $0.1 million for the three months ended June 30, 2017.  For the six months ended June 30, 2018, the Company recorded a loss of $7.0 thousand compared to a loss of $0.6 million for the six months ended June 30, 2017

Subsequent to June 30, 2018, the Company terminated its interest rate cap concurrent with the repayment of the Mortgage Loans and the Future Funding Facility.  See Note 16.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of June 30, 2018, a majority of the Company's real estate properties were leased to Sears Holdings, and the majority of Company’s rental revenues were derived from the Master Lease (see Note 5).  Until the Company further diversifies the tenancy of its portfolio, an event that has a material adverse effect on Sears Holdings’ business, financial condition or results of operations could have a material adverse effect on the Company’s business, financial condition or results of operations.  Sears Holdings is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.  Refer to www.sec.gov for Sears Holdings publicly-available financial information.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of June 30, 2018, the Company's portfolio of 222 Wholly Owned Properties and 26 JV Properties was diversified by location across 49 states and Puerto Rico.

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

During the six months ended June 30, 2018, the Company entered into three transactions in which it sold portions of investments in previously consolidated properties and retained joint control of the assets. (See Note 4).

In January 2017, the FASB issued ASU 2017-01 which changes the definition of a business to exclude acquisitions where substantially all of the fair value of the assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets.  While there are various differences between the accounting for an asset acquisition and a business combination, the Company expects that the largest impact will be the capitalization of transaction costs for asset acquisitions which are expensed for business combinations.  ASU 2017-01 is effective, on a prospective basis, for interim and annual periods beginning after December 15, 2017.  The Company adopted the guidance on the issuance date effective January 5, 2017 on a prospective basis and it did not have an impact on the consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides classification guidance for eight specific topics including debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-15 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.  The Company adopted ASU 2016-15 on the effective date, January 1, 2018, and applied the cumulative earnings approach to classify distributions received from our equity method investees.  The adoption (i) changes our statements of cash flows so that distributions from unconsolidated joint ventures in excess of cumulative equity in earnings are now classified as inflows from investing activities for each period presented and (ii) resulted in a decrease to net cash provided by operating activities and a decrease to net cash used in investing activities of $7,515,000 for the six months ended June 30, 2017.

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

During the six months ended June 30, 2018, the Company contributed properties located in West Hartford, CT and Santa Monica, CA to new joint ventures and sold 50.0% and 49.9% interests in the ventures, respectively.  The Company estimated the total transaction prices, each which include fixed and variable components, pursuant to ASC 606. The variable components of the transactions will be re-measured at each reporting date until stabilization. (See Note 4).

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $251.3 million and $13.4 million, respectively, as of June 30, 2018 and $310.1 million and $14.5 million, respectively, as of December 31, 2017.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

June 30, 2018

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$489,593	$(254,180)	$235,413
Below-market ground leases, net	11,766	(609)	11,157
Above-market leases, net	8,276	(3,543)	4,733
Total	$509,635	$(258,332)	$251,303

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,658	$(6,228)	$13,430
Total	$19,658	$(6,228)	$13,430

December 31, 2017

	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$542,655	$(249,569)	$293,086
Below-market ground leases, net	11,766	(508)	11,258
Above-market leases, net	8,925	(3,171)	5,754
Total	$563,346	$(253,248)	$310,098

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,658	$(5,182)	$14,476
Total	$19,658	$(5,182)	$14,476

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.2  million and $0.2 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $0.5 million and $0.5 million for the six months ended June 30, 2018 and June 30, 2017, respectively.  Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2018	$(424)
2019	(842)
2020	(708)
2021	(695)
2022	(405)

Amortization of acquired below-market ground leases resulted in additional property expense of $51 thousand for the three months ended June 30, 2018 and June 30, 2017, respectively, and $0.1 million for the six months ended June 30, 2018 and June 30, 2017, respectively.  Future amortization of below-market ground leases is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2018	$101
2019	203
2020	203
2021	203
2022	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $35.2  million and $31.4 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and $53.3 million and $75.2 million for the six months ended June 30, 2018 and June 30, 2017, respectively.  Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2018	$54,852
2019	30,359
2020	29,913
2021	29,144
2022	28,286

Note 4 – Investments in Unconsolidated Joint Ventures

The Company conducts a portion of its property rental activities through investments in unconsolidated joint ventures.  The Company’s partners in these joint ventures are unrelated real estate entities or commercial enterprises.  The Company and its joint venture partners make initial and/or ongoing capital contributions to these unconsolidated joint ventures.  The obligations to make capital contributions are governed by each unconsolidated joint venture’s respective operating agreement and related governing documents.

As of June 30, 2018, the Company had investments in seven unconsolidated joint ventures as follows:

		Seritage %	# of	Total
Unconsolidated Joint Venture	Joint Venture Partner	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	GGP Inc.	50.0%	4	550,600
GS Portfolio Holdings (2017) LLC ("GGP II JV")	GGP Inc.	50.0%	5	1,175,600
MS Portfolio LLC ("Macerich JV")	The Macerich Company	50.0%	9	1,575,600
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	5	872,200
Mark 302 JV LLC ("Mark 302 JV")	Invesco Real Estate	50.1%	1	96,400
SI UTC JV LLC ("UTC JV")	Invesco Real Estate	50.0%	1	226,200
SF WH Joint Venture LLC ("West Hartford JV")	First Washington Realty	50.0%	1	163,700
			26	4,660,300

(1)	Represents the Company’s gross investment in each JV, including its share of the property contribution value at the formation of each JV plus its share of any development expenses incurred in each JV.

Mark 302 JV

In March 2018, the Company contributed its property located in Santa Monica, CA to the Mark 302 JV and sold a 49.9% interest to an investment fund managed by Invesco Real Estate based on a contribution value of $90.0 million (the “Initial Mark 302 Contribution Value”) and pre-transaction development and other costs of approximately $10.4 million.  As a result of the transaction, the Company received cash of approximately $50.1 million and recorded a gain of $39.1 million (the “Initial Mark 302 Gain”) which is included in gain on sale of real estate within the condensed consolidated statements of operations. The Initial Mark 302 Gain is comprised of $19.6 million attributable to the increase in fair value of the retained 50.1% interest due to application of the ASU 2017-05, while the remaining $19.5 million is the gain on sale of the remaining 49.9% interest.

The Mark 302 JV is subject to a revaluation upon the earlier of the first anniversary of project stabilization (as defined in the operating agreement of the Mark 302 JV) or December 31, 2020. Upon revaluation, the primary inputs in determining the Initial Mark 302 Contribution Value, which consist of property operating income and total project costs, will be updated for actual results and a value (the “Final Mark 302 Contribution Value”) will be calculated to yield a pre-determined rate of return to the investment fund managed by Invesco Real Estate.  The Final Mark 302 Contribution Value cannot be more than $105.0 million or less than $60.0 million and will result in a cash settlement between the two parties.

The Company recorded the Initial Mark 302 Gain based on the Initial Mark 302 Contribution Value because it determined it to be the expected amount in the range of possible amounts. The Company made this determination based on its analysis of the primary inputs that determine both the Initial Mark 302 Contribution Value and Final Mark 302 Contribution Value, which consist of property operating income and total project costs. The gain on sale of real estate based on the Final Mark 302 Contribution Value (the “Final Mark 302 Gain”) will not be more than $54.1 million or less than $9.1 million.

Each reporting period the Company re-analyzes the primary inputs that determine the Final Mark 302 Contribution Value and Final Mark 302 Gain.   For the three months ended June 30, 2018, there were no adjustments to the Initial Mark 302 Contribution Value or the Initial Mark 302 Gain resulting from such analysis.

UTC JV

During the three months ended June 30, 2018, the Company contributed its property located in San Diego, CA to the UTC JV and sold a 50.0% interest to a separate account advised by Invesco Real Estate based on a contribution value of $68.0 million and pre-transaction development and other costs of approximately $19.2 million. As a result of the transaction, the Company received cash of approximately $43.6 million and recorded a gain of $27.5 million which is included in gain on sale of real estate within the condensed consolidated statements of operations. The gain is comprised of $13.7 million attributable to the increase in fair value of the retained 50.0% interest due to application of the ASU 2017-05, while the remaining $13.7 million is the gain on sale of the remaining 50.0% interest.

West Hartford JV

During the three months ended June 30, 2018, the Company contributed its property located in West Hartford, CT to the West Hartford JV and sold a 50.0% interest to First Washington Realty based on a contribution value of $25.0 million (the “Initial West Hartford JV Contribution Value”) and pre-transaction development and other costs of approximately $20.2 million.  As a result of the transaction, the Company received cash of approximately $22.6 million and recorded a gain of $5.6 million (the “Initial West Hartford JV Gain”) which is included in gain on sale of real estate within the condensed consolidated statements of operations. The Initial West Hartford JV Gain is comprised of $2.8 million attributable to the increase in fair value of the retained 50.0% interest due to application of the ASU 2017-05, while the remaining $2.8 million is the gain on sale of the remaining 50.0% interest.

The West Hartford JV is subject to (i) a revaluation upon the earlier of the first anniversary of project stabilization (as defined in the operating agreement of the West Hartford JV) or December 31, 2019, and (ii) an adjustment based on the timing, method and magnitude of the reassessment of the property for real estate tax purposes between 2018 and 2022.  Upon revaluation, the primary inputs in determining the Initial West Hartford JV Contribution Value, which consist of property operating income and total project costs, will be updated for actual results and a value (the “Final West Hartford JV Contribution Value”) will be calculated to yield a pre-determined rate of return to First Washington Realty.  The Final West Hartford JV Contribution Value cannot be more than $29.6 million or less than $20.4 million.  Upon adjustment for real estate tax purposes, an amount based on the difference between actual real estate taxes and tenant recoveries for such real estate taxes will be determined and the capitalized value of such amount will be applied as an adjustment to the transaction price (the “Real Estate Tax Adjustment Amount”).  The Real Estate Tax Adjustment Amount, and the aggregate transaction price adjustment resulting from (i) the difference between the Initial West Hartford JV Contribution Value and the Final West Hartford JV Contribution Value, and (ii) the Real Estate Tax Adjustment Amount, cannot exceed $4.6 million and will result in a cash settlement between the two parties.

The Company recorded the Initial West Hartford JV Gain based on the Initial West Hartford JV Contribution Value because it determined it to be the expected amount in the range of possible amounts. The Company made this determination based on its analysis of the primary inputs that determine both the Initial West Hartford JV Contribution Value and Final West Hartford JV Contribution Value, which consist of property operating income, including the difference between actual real estate taxes and tenant recoveries for such real estate taxes, and total project costs. The gain on sale of real estate based on the Final West Hartford JV Contribution Value (the “Final West Hartford JV Gain”) will not be more than $10.2 million or less than $1.0 million.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets or other items.  There were no joint venture impairment charges for the three or six months ended June 30, 2018 or June 30, 2017.

The following tables present combined condensed financial data for the Company’s unconsolidated joint ventures (in thousands):

	June 30, 2018	December 31, 2017
ASSETS
Investment in real estate
Land	$348,902	$191,853
Buildings and improvements	472,256	388,363
Accumulated depreciation	(59,916)	(48,306)
	761,242	531,910
Construction in progress	48,012	21,000
Net investment in real estate	809,254	552,910
Cash and cash equivalents	11,050	4,549
Tenant and other receivables, net	4,516	3,843
Other assets, net	37,034	45,605
Total assets	$861,854	$606,907
LIABILITIES AND MEMBERS INTERESTS
Liabilities
Mortgage loans payable, net	$134,754	$122,875
Accounts payable, accrued expenses and other liabilities	44,617	28,201
Total liabilities	179,371	151,076
Members Interest
Additional paid in capital	691,964	473,098
Retained earnings	(9,481)	(17,267)
Total members interest	682,483	455,831
Total liabilities and members interest	$861,854	$606,907

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$12,116	$17,168	$23,343	$33,512
Property operating expenses	(2,103)	(3,195)	(3,815)	(6,517)
Depreciation and amortization	(7,030)	(16,725)	(14,616)	(27,697)
Operating income	2,983	(2,752)	4,912	(702)
Other expenses	(7,298)	(331)	(14,392)	(377)
Net (loss) income	$(4,315)	$(3,083)	$(9,480)	$(1,079)
Equity in (loss) income of unconsolidated joint ventures	$(2,158)	$(1,542)	$(4,740)	$(540)

Note 5 – Leases

Master Lease

On July 7, 2015, subsidiaries of Seritage and subsidiaries of Sears Holdings entered into the Master Lease.  The Master Lease generally is a triple net lease with respect to all space which is leased thereunder to Sears Holdings, subject to proportional sharing by Sears Holdings for repair and maintenance charges, real property taxes, insurance and other costs and expenses which are common to both the space leased by Sears Holdings and other space occupied by diversified, non-Sears tenants in the same or other buildings pursuant to such tenants respective leases, space which is recaptured pursuant to the Company recapture rights described below and all other space which is constructed on the properties.  Under the Master Lease, Sears Holdings and/or one or more of its subsidiaries will be required to make all expenditures reasonably necessary to maintain the premises in good appearance, repair and condition for as long as they are in occupancy.

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal.  As of June 30, 2018 and June 30, 2017, the annualized base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $88.7 million and $117.0 million, respectively.  In each of the initial and first two renewal terms, annual base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year.  For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

Revenues from the Master Lease for the three and six months ended June 30, 2018 and June 30, 2017 are as follows (in thousands and excluding straight-line rental income of ($1.0) million and $0.8 million for the three months ended June 30, 2018 and June 30, 2017, respectively, and ($0.4) million and $1.8 million for the six months ended June 30, 2018 and June 30, 2017, respectively):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Rental income	$22,605	$29,208	$45,136	$60,859
Termination fee income	—	628	174	6,765
Tenant reimbursements	10,950	13,025	24,218	27,731
Total revenue	$33,555	$42,861	$69,528	$95,355

The Master Lease provides the Company with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at each of the 224 wholly owned properties initially included in the Master Lease (subject to certain exceptions).  While the Company is permitted to exercise its recapture rights all at once or in stages as to any particular property, it is not permitted to recapture all or substantially all of the space subject to the recapture right at more than 50 properties under Master Lease during any lease year.  In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of the parking areas and common areas.  Upon exercise of these recapture rights, the Company will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space as it reconfigures and rents the recaptured space to diversified, non-Sears tenants.

The Company also has the right to recapture 100% of the space occupied by Sears Holdings at each of 21 properties initially identified under the Master Lease by making a specified lease termination payment to Sears Holdings, after which the Company can reposition and re-lease those stores.  The lease termination payment is calculated as the greater of an amount specified at the time the Company entered into the Master Lease with Sears Holdings and an amount equal to 10 times the adjusted EBITDA attributable to such space within the Sears Holdings main store which is not attributable to the space subject to the separate 50% recapture right discussed above for the 12-month period ending at the end of the fiscal quarter ending immediately prior to recapturing such space.  As of June 30, 2018, the Company had incurred terminations fees of $57.1 million with respect to exercising its 100% recapture rights at 16 of the initial 21 properties with such rights.  In addition, as of June 30, 2018, the Company had incurred terminations fees of $43.8 million with respect to converting its partial recapture rights to 100% recapture rights at 16 properties and exercising such rights.

As of June 30, 2018, the Company had exercised recapture rights at 63 properties:

Property	Recapture Type	Notice Date(s)
Fresno, CA	Partial	May 2018
Asheville, NC	100% (1)	March 2018
Chicago, IL (Six Corners)	100% (1)	March 2018
Clearwater, FL	100% (1)	March 2018
El Cajon, CA	100% (1)	March 2018
Fairfield, CA	100% (1)	March 2018 / December 2017
Oklahoma City, OK	Out parcel	March 2018
Plantation, FL	100% (1)	March 2018 / December 2017
Redmond, WA	100% (1)	March 2018 / September 2017
Reno, NV	100% (1)	March 2018
Tucson, AZ	100% (1)	March 2018
Anchorage, AK	100%	December 2017
Boca Raton, FL	100%	December 2017
Westminster, CA	100%	December 2017
Hicksville, NY	100%	December 2017
Orland Park, IL	100% (1)	December 2017
Florissant, MO	Out parcel	December 2017
Salem, NH	Out parcel	December 2017
Las Vegas, NV	Partial	December 2017
Yorktown Heights, NY	Partial	December 2017
Austin, TX (Tech Ridge)	100% (1)	December 2017 / September 2017
Ft. Wayne, IN	Out parcel	September 2017 / July 2016

Property	Recapture Type	Notice Date(s)
North Little Rock, AR	Auto Center	September 2017
St. Clair Shores, MI	100%	September 2017
Canton, OH	Partial	June 2017
Dayton, OH	Auto center	June 2017
North Riverside, IL	Partial	June 2017
Roseville, CA	Auto center	June 2017
Temecula, CA	Partial	June 2017
Watchung, NJ	100%	June 2017
Anderson, SC	100% (1)	April 2017 / July 2016
Aventura, FL	100%	April 2017
Carson, CA	100% (1)	April 2017 / December 2016
Charleston, SC	100% (1)	April 2017 / October 2016
Hialeah, FL (freestanding)	100% (1)	April 2017
San Diego, CA (2)	100% (1)	April 2017
Valley View, TX	100%	April 2017
Cockeysville, MD	Partial	March 2017
North Miami, FL	100%	March 2017
Olean, NY	Partial	March 2017
Guaynabo, PR	Partial	December 2016
Santa Cruz, CA	Partial	December 2016
Santa Monica, CA (3)	100%	December 2016
Saugus, MA	Partial	December 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
Rehoboth Beach, DE	Partial	October 2016
St. Petersburg, FL	100%	October 2016
Warwick, RI	Auto center	October 2016
West Hartford, CT (4)	100%	October 2016
Madison, WI	Partial	July 2016
North Hollywood, CA	Partial	July 2016
Orlando, FL	100%	July 2016
West Jordan, UT	Partial + auto center	July 2016
Albany, NY	Auto center	May 2016
Bowie, MD	Auto center	May 2016
Fairfax, VA	Partial + auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Wayne, NJ (5)	Partial + auto center	May 2016
San Antonio, TX	Auto center	March 2016
Braintree, MA	100%	November 2015
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015

(1)	The Company converted partial recapture rights at this property to 100% recapture rights and exercised such rights.
(2)	In May 2018, the Company contributed this property to the UTC JV and retained a 50.0% interest in the joint venture.
(3)	In March 2018, the Company contributed this asset to the Mark 302 JV and retained a 50.1% interest in the joint venture.
(4)	In May 2018, the Company contributed this property to the West Hartford JV and retained a 50.0% interest in the joint venture.
(5)	In July 2017, the Company contributed this asset to the GGP II JV and retained a 50.0% interest in the joint venture.

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

As of June 30, 2018, Sears Holdings had terminated the Master Lease with respect to 56 stores totaling 7.4 million square feet of gross leasable area.  The aggregate base rent at these stores at the time of termination was approximately $23.6 million.  Sears Holdings continued to pay the Company rent until it vacated the stores and also paid aggregate termination fees of approximately $45.1 million, amounts equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expense.

During the three months ended June 30, 2018, Sears Holdings provided notice that it intended to exercise its rights to terminate the Master Lease with respect to 18 additional stores totaling 2.7 million square feet of gross leasable area.  The aggregate annual base rent at these stores is approximately $10.7 million, or 4.8% of the Company’s total annual base rent as of June 30, 2018, including all signed leases.  Sears Holdings will continue to pay Seritage rent until it vacates the stores which is expected to occur in August 2018 for nine stores, October 2018 for two stores and November 2018 for seven stores.  The termination fees are approximately $20.0 million, an amount equal to one year of the aggregate annual base rent, plus one year of estimated annual operating expenses.

As of June 30, 2018, the Company had commenced or completed redevelopment projects at 31 of the terminated properties and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears Holdings.  During the three months ended June 30, 2018, the Company sold one of the terminated properties for $11.4 million and recorded a gain of $2.8 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.  During the six months ended June 30, 2018, the Company sold five of the terminated properties for a total of $24.9 million and recorded a gain of $4.9 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

The table below includes the 74 properties at which Sears Holdings has terminated the Master Lease, or provided notice of its intent to terminate the Master Lease, as of June 30, 2018:

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Alpena, MI	118,200	September 2016	January 2017
Chicago, IL (S Kedzie)	118,800	September 2016	January 2017
Cullman, AL	98,500	September 2016	January 2017	Q2 2017
Deming, NM	96,600	September 2016	January 2017
Elkhart, IN	86,500	September 2016	January 2017	Q4 2016
Harlingen, TX	91,700	September 2016	January 2017	Sold
Houma, LA	96,700	September 2016	January 2017	Sold
Kearney, NE	86,500	September 2016	January 2017	Q3 2016
Manistee, MI	87,800	September 2016	January 2017
Merrillville, IN	108,300	September 2016	January 2017	Q4 2016
New Iberia, LA	91,700	September 2016	January 2017	Q2 2017
Riverton, WY	94,800	September 2016	January 2017
Sault Sainte Marie, MI	92,700	September 2016	January 2017
Sierra Vista, AZ	86,100	September 2016	January 2017	Sold
Springfield, IL	84,200	September 2016	January 2017	Q3 2016
Thornton, CO	190,200	September 2016	January 2017	Q1 2017
Yakima, WA	97,300	September 2016	January 2017	Sold
Chapel Hill, OH	187,179	January 2017	April 2017
Concord, NC	137,499	January 2017	April 2017
Detroit Lakes, MN	79,102	January 2017	April 2017
El Paso, TX	103,657	January 2017	April 2017	Q2 2018
Elkins, WV	94,885	January 2017	April 2017
Henderson, NV	122,823	January 2017	April 2017	Q1 2017
Hopkinsville, KY	70,326	January 2017	April 2017	Q1 2018
Jefferson City, MO	92,016	January 2017	April 2017	Q2 2017
Kenton, OH	96,066	January 2017	April 2017
Kissimmee, FL	112,505	January 2017	April 2017
Layton, UT	90,010	January 2017	April 2017
Leavenworth, KS	76,853	January 2017	April 2017
Mount Pleasant, PA	83,536	January 2017	April 2017	Q2 2018
Muskogee, OK	87,500	January 2017	April 2017
Owensboro, KY	68,334	January 2017	April 2017
Paducah, KY	108,244	January 2017	April 2017	Q3 2017
Platteville, WI	94,841	January 2017	April 2017
Riverside, CA (Iowa Ave.)	94,500	January 2017	April 2017
Sioux Falls, SD	72,511	January 2017	April 2017
Albany, NY	216,200	June 2017	October 2017	Q1 2016
Burnsville, MN	161,700	June 2017	October 2017
Chicago, IL (N Harlem)	293,700	June 2017	October 2017
Cockeysville, MD	83,900	June 2017	October 2017	Q1 2017
East Northport, NY	187,000	June 2017	October 2017	Q2 2017
Greendale, WI	238,400	June 2017	October 2017	Q4 2017
Hagerstown, MD	107,300	June 2017	October 2017	Q1 2016 / Sold
Johnson City, NY	155,100	June 2017	October 2017
Lafayette, LA	194,900	June 2017	October 2017
Mentor, OH	208,700	June 2017	October 2017
Middleburg Heights, OH	351,600	June 2017	October 2017
Olean, NY	75,100	June 2017	October 2017	Q1 2017
Overland Park, KS	215,000	June 2017	October 2017

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Roseville, MI	277,000	June 2017	October 2017	Q3 2016
Sarasota, FL	204,500	June 2017	October 2017
Toledo, OH	209,900	June 2017	October 2017
Warwick, RI	169,200	June 2017	October 2017	Q3 2016 / Q3 2017
York, PA	82,000	June 2017	October 2017
Friendswood, TX	166,000	June 2017	November 2017 (1)
Westwood, TX	215,000	June 2017	January 2018 (1)
Cedar Rapids, IA	141,100	April 2018	August 2018
Citrus Heights, CA	280,700	April 2018	August 2018
Gainesville, FL	140,500	April 2018	August 2018	Q2 2018
Maplewood, MN	168,500	April 2018	August 2018
Pensacola, FL	212,300	April 2018	August 2018	Q2 2018
Rochester, NY	128,500	April 2018	August 2018
Roseville, CA	121,000	April 2018	August 2018	Q2 2017 / Q1 2018
San Antonio, TX	187,800	April 2018	August 2018	Q4 2015
Warrenton, NJ	113,900	April 2018	August 2018	Q1 2018
Madison, WI	88,100	June 2018	October 2018	Q2 2016
Thousand Oaks, CA	50,300	June 2018	October 2018	Q3 2015
Chesapeake, VA	169,400	June 2018	November 2018
Clay, NY	138,000	June 2018	November 2018
Havre, MT	94,700	June 2018	November 2018
Newark, CA	145,800	June 2018	November 2018
Oklahoma City, OK	173,700	June 2018	November 2018	Q3 2017
Troy, MI	271,300	June 2018	November 2018	Q3 2016
Virginia Beach, VA	86,900	June 2018	November 2018	Q3 2015
Total square feet	10,123,687

(1)	The Company and Sears Holdings agreed to extend occupancy beyond October 2017 under the existing Master Lease terms.

Note 6 – Debt

Subsequent to June 30, 2018, the mortgage loans payable and unsecured term loan described below were repaid in full.  See Note 16.

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

During the six months ended June 30, 2018, the Company reduced mortgage loans payable by $131.4 million as a result of the sale of a 49.9% joint venture interest in The Mark 302 and 50.0% joint venture interests in UTC and West Hartford, as well as the disposition of five other assets.

As of June 30, 2018, the aggregate principal amount outstanding under the Mortgage Loans and the Future Funding Facility was $1,079 million.

Interest under the Mortgage Loans is due and payable on the payment dates, and all outstanding principal amounts are due when the loan matures on the payment date in July 2019, pursuant to the Loan Agreements.  The Company has two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions.  Borrowings under the Mortgage Loans bear interest at the London Interbank Offered Rates (“LIBOR”) plus, as of June 30, 2018, a weighted-average spread of 485 basis points; payments are made monthly on an interest-only basis.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the three months ended June 30, 2018 and June 30, 2017 were 6.46% and 5.86%, respectively.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the six months ended June 30, 2018 and June 30, 2017 were 6.44% and 5.77%, respectively.

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

The Company incurred $22.3 million of debt issuance costs related to the Mortgage Loans and Future Funding Facility which are recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Loan Agreements.  As of June 30, 2018, the unamortized balance of the Company’s debt issuance costs was $5.4 million as compared to $8.5 million as December 31, 2017.

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

The Company incurred $1.8 million of debt issuance costs related to the Unsecured Term Loan which are recorded as a direct deduction from the carrying amount of the Unsecured Term Loan and amortized over the term of the loan.  As of June 30, 2018, the unamortized balance of the Company’s debt issuance costs was $0.9 million as compared to $1.5 million as December 31, 2017.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 inputs.  The Company’s derivative instrument as of June 30, 2018 and December 31, 2017 consisted of a single interest rate cap.  The Company utilizes an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at June 30, 2018 and December 31, 2017 was less than $0.1 million and is included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.

The Company has elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months ended June 30, 2018, the Company recorded a loss of $0.2 million compared to a loss of $0.1 million for the three months ended June 30, 2017.  For the six months June 30, 2018, the Company recorded a loss of $7 thousand compared to a loss of $0.6 million for the six months ended June 30, 2017.

Subsequent to June 30, 2018, the Company terminated its interest rate cap concurrent with the repayment of the Mortgage Loans and the Future Funding Facility.  See Note 16.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and debt obligations.  The fair value of cash equivalents is classified as Level 1 and the fair value of debt obligations is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of June 30, 2018 and December 31, 2017, the estimated fair values of the Company’s debt obligations were $1.22 billion and $1.36 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

Subsequent to June 30, 2018, the Company repaid all of its consolidated debt in full.  See Note 16.

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

Environmental Matters

Under various federal, state and local laws, ordinances and regulations, the Company may be considered an owner or operator of real property or may have arranged for the disposal or treatment of hazardous or toxic substances. As a result, the Company may be liable for certain costs, including removal, remediation, government fines, and injuries to persons and property.  The Company does not believe that any resulting liability from such matters will have a material effect on the condensed consolidated financial position, results of operations, or liquidity of the Company.  Under the Master Lease, Sears Holdings has indemnified the Company from certain environmental liabilities at the Wholly Owned Properties existing before, or caused by Sears Holdings during, the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease includes a similar requirement of Sears Holdings).  As of June 30, 2018 and December 31, 2017, the Company had approximately $10.4 million and $10.8 million, respectively, of restricted cash in a lender reserve account to fund potential environmental costs that were identified during due diligence related to the Transaction.

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

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is Chairman and Chief Executive Officer of Sears Holdings and is the Chairman and Chief Executive Officer of ESL.  Mr. Lampert beneficially owns approximately  73.9 % of Sears Holdings’ outstanding common stock (per Schedule 13D filed July 6, 2018).  Mr. Lampert is also the Chairman of Seritage.

As of June 30, 2018, Mr. Lampert beneficially owned a 36.1% interest in the Operating Partnership and approximately 2.7% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

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

Edward S. Lampert, the Company’s Chairman, is the Chairman and Chief Executive Officer of ESL, which controls JPP, LLC and JPP II, LLC.  The terms of the unsecured loan facility were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Edward S. Lampert recusing himself).

Subsequent to June 30, 2018, the Unsecured Term Loan was repaid in full.  See Note 16.

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

As of June 30, 2018, the Company held a 63.9% interest in the Operating Partnership and ESL held a 36.1% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

During the six months ended June 30, 2018, 3,150,281 net Class C non-voting common shares were converted to Class A common shares.

As of June 30, 2018, 35,678,749 Class A common shares were issued and outstanding.

Class B Non-Economic Common Shares

During the six months ended June 30, 2018, 6,501 Class B non-economic common shares were surrendered to the Company.

As of June 30, 2018, 1,322,365 Class B non-economic common shares were issued and outstanding.  The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class C Non-Voting Common Shares

During the six months ended June 30, 2018, 3,150,281 net Class C non-voting common shares were converted to Class A common shares.

As of June 30, 2018, 850 Class C non-voting common shares were issued and outstanding.  The Class C non-voting common shares have economic rights, but do not have voting rights.  Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share.

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

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2018 and 2017, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2018
July 24	September 28	October 11	$0.25
April 24	June 29	July 12	0.25
February 20	March 30	April 12	0.25
2017
October 24	December 29	January 11, 2018	$0.25
July 25	September 29	October 12	0.25
April 25	June 30	July 13	0.25
February 28	March 31	April 13	0.25

The Company’s Board of Trustees declared the following preferred stock dividends during 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2018
July 24	September 28	October 15	$0.43750
April 24	June 29	July 16	0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$(10,602)	$(34,867)	$5,599	$(67,711)
Net (income) loss attributable to non-controlling interests	3,831	13,648	(2,042)	26,654
Preferred dividends	(1,225)	—	(2,453)	—
Net income (loss) attributable to common shareholders	$(7,996)	$(21,219)	$1,104	$(41,057)
Earnings allocated to unvested participating securities	—	—	(4)	—
Net income (loss) available to common shareholders - Basic and diluted	$(7,996)	$(21,219)	$1,100	$(41,057)

Denominator
Weighted average Class A common shares outstanding	35,372	27,922	34,527	27,835
Weighted average Class C common shares outstanding	111	5,844	922	5,803
Weighted average Class A and Class C common shares outstanding - Basic	35,483	33,766	35,449	33,638
Restricted shares and share units	—	—	139	—
Weighted average Class A and Class C common shares outstanding - Diluted	35,483	33,766	35,588	33,638

Net income (loss) per share attributable to Class A and Class C common shareholders - Basic	$(0.23)	$(0.63)	$0.03	$(1.22)
Net income (loss) per share attributable to Class A and Class C common shareholders - Diluted	$(0.23)	$(0.63)	$0.03	$(1.22)

No adjustments were made to the numerator for the three months ended June 30, 2018 and June 30, 2017 or the six months ended June 30, 2017 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended June 30, 2018 and June 30, 2017 or the six months ended June 30, 2017 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of June 30, 2018 and December 31, 2017, there were 139,000 and 67,000 unvested participating restricted shares and share units outstanding, respectively, and 490,450 and 245,570 total unvested restricted shares and share units outstanding, respectively.

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

The following table summarizes restricted share activity for the six months ended June 30, 2018:

	Six Months Ended June 30, 2018
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	245,570	$41.33
Restricted shares granted	261,059	40.80
Restricted shares vested	(14,214)	47.08
Restricted shares forfeited	(1,965)	39.10
Unvested restricted shares at end of period	490,450	$40.89

The Company recognized $2.5 million and $0.4 million in compensation expense related to the restricted shares for the three months ended June 30, 2018 and June 30, 2017, respectively, and $3.4 million and $0.8 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Such expenses are included in general and administrative expenses on the Company's condensed consolidated statements of operations.  As of June 30, 2018, there were approximately $9.4 million of total unrecognized compensation costs related to the outstanding restricted shares.

Note 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Accrued development expenditures	$14,465	$21,449
Accrued real estate taxes	15,972	17,091
Dividends payable	14,540	14,559
Below-market leases	13,430	14,476
Accounts payable and accrued expenses	13,309	9,588
Environmental reserve	10,753	11,322
Prepaid rental income	5,982	4,156
Unearned tenant reimbursements	3,298	10,522
Accrued interest	3,211	3,689
Deferred maintenance	2,581	2,581
Total accounts payable, accrued expenses and other liabilities	$97,541	$109,433

Note 16 – Subsequent Events

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent.  The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”).

The Company used a portion of the proceeds from the Initial Funding to (i) repay the Mortgage Loans and Future Funding Facility due July 2019; (ii) repay the Unsecured Term Loan due December 2018; and (iii) pay transaction and related costs.  The remaining proceeds from the Initial Funding, as well as borrowings under the Incremental Funding Facility, will be used to fund the Company’s redevelopment pipeline and to pay operating expenses of the Company and its subsidiaries.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn.  The Term Loan Facility matures on July 31, 2023.

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, will be required to be guaranteed by all existing and future subsidiaries of the Borrower.  The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Borrower and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a springing requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Loan Agreement.

The Term Loan Facility includes certain financial metrics to govern springing collateral and certain covenant exceptions set forth in the Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion.  Any failure to satisfy any of these financial metrics will limit the Company’s ability to dispose of assets via sale or joint venture and will trigger the springing mortgage and collateral requirement, but will not result in an event of default.  The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

The Term Loan Facility contains customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, material inaccuracy of representations or warranties, and bankruptcy or insolvency proceedings.  If there is an event of default, the lenders may declare all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have under any of the Term Loan Facility documents, and require the Company to pay a default interest rate on overdue amounts equal to 2.0% in excess of the then applicable interest rate.

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

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of June 30, 2018, our portfolio included approximately 38.7 million square feet of gross leasable area (“GLA”), consisting of 222 Wholly Owned Properties totaling 34.1 million square feet of GLA across 49 states and Puerto Rico, and interests in 26 JV Properties totaling approximately 4.6 million square feet of GLA across 13 states.

As of June 30, 2018, we leased space at 144 Wholly Owned Properties to Sears Holdings under the Master Lease, including 72 properties leased only to Sears Holdings and 72 properties leased to both Sears Holdings and one or more diversified, non-Sears tenants.  The remaining 78 Wholly Owned Properties include 55 properties that are leased solely to diversified, non-Sears tenants and do not have any space leased to Sears Holdings, and 23 vacant properties.  As of June 30, 2018, space at 22 JV Properties is also leased to Sears Holdings under the JV Master Leases.  Sears Holdings is the sole tenant at nine JV Properties and 13 JV properties are leased to both Sears Holdings and one or more diversified, non-Sears tenants.  Three JV Properties are leased solely to diversified, non-Sears tenants and one JV Property was vacant as of June 30, 2018.

We generate revenues primarily by leasing our properties to tenants, including both Sears Holdings and diversified, non-Sears tenants, who operate retail stores (and potentially other uses) in the leased premises, a business model common to many publicly traded REITs.  In addition to revenues generated under the Master Lease through rent payments from Sears Holdings, we generate revenue through leases to diversified, non-Sears tenants under existing and future leases for space at our properties.

The Master Lease provides us with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at each of the 224 Wholly Owned Properties initially included in the Master Lease (subject to certain exceptions and limitations).  In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, and all outparcels or outlots and certain portions of parking areas and common areas.  Upon exercise of this recapture right, we will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to diversified, non-Sears tenants on potentially superior terms determined by us and for our own account.  We also have the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings, after which we expect to be able to reposition and re-lease those stores on potentially superior terms determined by us and for our own account.

As of June 30, 2018, we had exercised recapture rights at 63 properties, including 19 properties at which we exercised partial recapture rights, 32 properties at which we exercised 100% recapture rights (16 of which were converted from partial recapture properties), and 12 properties at which we exercised our rights to recapture only automotive care centers or outparcels.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the six months ended June 30, 2018, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and revised Sub-topic 610-20 Other Income – Gains and Losses From the Derecognition of Nonfinancial Assets, described in Note 2 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Rental Income

For the three months ended June 30, 2018:

‒

The Company recognized total rental income of $35.8 million as compared to $42.2 million for the three months ended June 30, 2017.  The $6.4 million decrease was driven primarily by (i) a reduction of rental income under the Master Lease of $6.6 million, (ii) a reduction in straight-line rent of $1.5 million and (iii) lower termination fee income of $0.5 million, offset by an increase in diversified, non-Sears rental income of $2.5 million.

‒

Rental income attributable to Sears Holdings was $22.6 million (excluding straight-line rental income of ($1.0) million) or 63.8% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holdings was $29.2 million, or approximately 74.5% of total rental income earned in the period.

‒

Rental income attributable to diversified, non-Sears tenants was $12.8 million (excluding straight-line rental income of $1.3 million), or 36.2% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to diversified, non-Sears tenants was $10.0 million, or approximately 25.5% of total rental income earned in the period.

‒

Straight-line rent was $0.4 million as compared to $1.9 million for the prior year period. The current year period was lower primarily due to the amortization of accrued rental revenues related to the straight-line method of reporting that were deemed uncollectable as result of recapture and termination activity under the Master Lease.

For the six months ended June 30, 2018:

‒

The Company recognized total rental income of $72.9 million as compared to $91.4 million for the six months ended June 30, 2017.  The $18.5 million decrease was driven primarily by (i) a reduction of rental income under the Master Lease of $15.7 million, (ii) lower termination fee income of $6.6 million and (iii) a reduction in straight-line rent of $0.6 million, offset by an increase in diversified, non-Sears rental income of $4.6 million.

‒

Rental income attributable to Sears Holdings was $45.1 million (excluding straight-line rental income of ($0.4) million and termination fee income of $0.2 million), or 64.8% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holdings was $60.9 million, or approximately 75.6% of total rental income earned in the period.

‒

Rental income attributable to diversified, non-Sears tenants was $24.5 million (excluding straight-line rental income of $3.3 million), or 35.2% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to diversified, non-Sears tenants was $19.7 million, or approximately 24.4% of total rental income earned in the period.

‒

Straight-line rent was $2.8 million as compared to $3.5 million for the prior year period. The current year period was lower primarily due to the amortization of accrued rental revenues related to the straight-line method of reporting that were deemed uncollectable as result of recapture and termination activity under the Master Lease.

On an annual basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to diversified, non-Sears tenants would have represented approximately 56.9% of total annual base rental income as of June 30, 2018.

The increase in rental income attributable to diversified, non-Sears tenants, and the reduction in rental income attributable to Sears Holdings, are driven by the Company’s leasing and redevelopment activity, including signing new leases with diversified, non-Sears tenants and recapturing space from Sears Holdings.

Tenant Reimbursements and Property Operating Expenses

Pursuant to the provisions of the Master Lease and many diversified, non-Sears leases, the Company is entitled to be reimbursed for certain property related expenses.

For the three months ended June 30, 2018:

The Company recorded tenant reimbursement income of $12.5 million compared to property operating and real estate tax expenses totaling $15.7 million, an expense recovery rate of 79.6%.  For the three months ended June 30, 2017, the Company recorded tenant reimbursement income of $15.7 million compared to property operating and real estate tax expenses totaling $16.9 million, an expense recovery rate of 92.9%.

The $1.2 million decrease in property operating and real estate taxes was primarily due to a decrease in real estate taxes as a result of the disposition of interests in certain properties, offset by an increase in utility and certain common area maintenance expenses related to properties for which Sears Holdings paid such expenses directly during the prior year period, but for which the Company now incurs the expenses (a portion of which is reimbursed by other tenants).

The 13.3% reduction in expense recovery rate was primarily due to an increase in the amount of unleased space, including unleased space for which the Company was previously recording tenant reimbursement income as a result of termination payments under the Master Lease.

For the six months ended June 30, 2018:

The Company recorded tenant reimbursement income of $29.2 million compared to property operating and real estate tax expenses totaling $34.4 million, an expense recovery rate of 84.9%.  For the six months ended June 30, 2017, the Company recorded tenant reimbursement income of $31.9 million compared to property operating and real estate tax expenses totaling $34.1 million, an expense recovery rate of 93.5%.

The $0.3 million increase in property operating and real estate taxes was primarily due to an increase in utility and certain common area maintenance expenses related to properties for which Sears Holdings paid such expenses directly during the prior year period, but for which the Company now incurs the expenses (a portion of which is reimbursed by other tenants), offset by a decrease in real estate taxes as a result of the disposition of interests in certain properties.

The 8.6% reduction in expense recovery rate was primarily due to an increase in the amount of unleased space, including unleased space for which the Company was previously recording tenant reimbursement income as a result of termination payments under the Master Lease.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets.

For the three months ended June 30, 2018, the Company incurred depreciation and amortization expenses of $49.6 million as compared to depreciation and amortization expenses of $50.6 million in the prior year period.  The decrease of $1.0 million was due primarily to (i) $8.3 million of lower scheduled amortization resulting from an increase in fully-amortized lease intangibles and (ii) $3.2 million of accelerated depreciation in the prior year period attributable to certain buildings that were demolished for redevelopment, offset by a $10.5 million increase in accelerated amortization attributable to certain lease intangible assets.

For the six months ended June 30, 2018, the Company incurred depreciation and amortization expenses of $84.2 million as compared to depreciation and amortization expenses of $109.2 million in the prior year period.  The decrease of $25.0 million was due primarily to (i) $17.6 million of lower scheduled amortization resulting from an increase in fully-amortized lease intangibles and (ii) a $7.6 million decrease in accelerated amortization attributable to certain lease intangible assets.

Accelerated amortization results from the recapture of space from, or the termination of space by, Sears Holdings.  Such recaptures and terminations are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including stock-based compensation, professional fees, office expenses and other overhead expenses.

For the three months ended June 30, 2018, the Company incurred general and administrative expenses of $8.7 million compared to general and administrative expenses of $5.1 million for the prior year period.  The $3.6 million increase was driven primarily by (i) increased equity-based compensation expense of $2.0 million resulting from the outperformance of targets related to equity awards with performance-based vesting and (ii) increased compensation and related personnel and overhead costs resulting from an increase in personnel.

For the six months ended June 30, 2018, the Company incurred general and administrative expenses of $16.5 million compared to general and administrative expenses of $11.4 million for the prior year period.  The $5.1 million increase was driven primarily by (i) increased stock-based compensation expense of $2.4 million resulting from the outperformance of targets related to equity awards with performance-based vesting, (ii) the $1.1 million write-off of certain transaction-related expenses and (iii) increased compensation and related personnel and overhead costs resulting from an increase in personnel.

Gain on Sale of Real Estate

During the three months ended June 30, 2018:

−

The Company contributed its property located in San Diego, CA to the UTC JV and sold a 50.0% interest to a separate account advised by Invesco Real Estate based on a contribution value of $68.0 million and pre-transaction development and other costs of approximately $19.2 million. As a result of the transaction, the Company recorded a gain of $27.5 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

−

The Company contributed its property located in West Hartford, CT to the West Hartford JV and sold a 50.0% interest to First Washington Realty based on the Initial West Hartford JV Contribution Value of $25.0 million and pre-transaction development and other costs of approximately $20.2 million.  As a result of the transaction, the Company recorded the Initial West Hartford JV Gain of $5.6 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

The West Hartford JV is subject to (i) a revaluation upon the earlier of the first anniversary of project stabilization (as defined in the operating agreement of the West Hartford JV) or December 31, 2019, and (ii) an adjustment based on the timing, method and magnitude of the reassessment of the property for real estate tax purposes between 2018 and 2022.  Upon revaluation, the primary inputs in determining the Initial West Hartford JV Contribution Value, which consist of property operating income and total project costs, will be updated for actual results and the Final West Hartford JV Contribution Value will be calculated to yield a pre-determined rate of return to First Washington Realty.  Upon adjustment for real estate tax purposes, an amount based on the difference between actual real estate taxes and tenant recoveries for such real estate taxes will be determined and the capitalized value of such amount will be applied as the Real Estate Tax Adjustment Amount. The Final West Hartford JV Gain will not be more than $10.2 million or less than $1.0 million.

−

The Company sold one property located in Hagerstown, MD for $11.5 million and recorded a gain of $2.8 million which is included in gain on the sale of real estate within the condensed consolidated statements of operations.

During the six months ended June 30, 2018, in addition to the activity described above:

−

The Company contributed its property located in Santa Monica, CA to the Mark 302 JV and sold a 49.9% interest to an investment fund managed by Invesco Real Estate based on the Initial Mark 302 JV Contribution Value of $90.0 million. As a result of the transaction, the Company recorded the Initial Mark 302 JV Gain of $39.1 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

−

The Mark 302 JV is subject to a revaluation upon the earlier of the first anniversary of project stabilization (as defined in the operating agreement of the Mark 302 JV) or December 31, 2020. Upon revaluation, the primary inputs in determining the Initial Mark 302 JV Contribution Value, which consist of property operating income and total project costs, will be updated for actual results and the Final Contribution Value will be calculated to yield a pre-determined rate of return to the investment fund managed by Invesco Real Estate.  The Final Mark 302 JV Gain will not be more than $54.1 million or less than $9.1 million.

Each reporting period the Company re-analyzes the primary inputs that determine the Final Mark 302 Contribution Value and Final Mark 302 Gain.   For the three months ended June 30, 2018, there were no adjustments to the Initial Mark 302 Contribution Value or the Initial Mark 302 Gain as a result of such analysis.

−

The Company sold four properties located in Harlingen, TX, Houma, LA, Sierra Vista, AZ and Yakima, WA for $13.5 million and recorded a gain of $2.1 million which is included in gain on the sale of real estate within the condensed consolidated statements of operations.

Interest Expense

For the three months ended June 30, 2018, the Company incurred $17.9 million of interest expense (net of amounts capitalized) as compared to interest expense of $18.4 million for the prior year period.  The decrease in interest expense was driven by an increase in amounts capitalized as a result of a greater amount of construction in process, offset by an increase in interest expense driven by higher average LIBOR rates.

For the six months ended June 30, 2018, the Company incurred $34.3 million of interest expense (net of amounts capitalized) as compared to interest expense of $35.0 million for the prior year period.  The decrease in interest expense was driven by an increase in amounts capitalized as a result of a greater amount of construction in process, offset by an increase in interest expense driven by higher average LIBOR rates.

Unrealized Loss on Interest Rate Cap

For the three months ended June 30, 2018, the Company recorded a loss of $0.2 million compared to a loss of $0.1 million in the prior year period.

For the six months ended June 30, 2018, the Company recorded a loss of $7 thousand compared to a loss of $0.6 million in the prior year period.

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent.  Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, and distributions to shareholders and unitholders.  We believe that we currently have sufficient liquidity to fund such uses in the form of, as of June 30, 2018, (i) $100.4 million of unrestricted cash, (ii) $166.5 million of restricted cash and (iii) anticipated cash provided by operations, and subsequent to June 30, 2018, net proceeds generated from our new $2.0 billion term loan facility (see Note 16).  We may also raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as through asset sales or joint ventures.

Summary of Cash Flows

Net cash provided by operating activities was $16.2 million for the six months ended June 30, 2018 compared to $21.7 million for the six months ended June 30, 2017.  Significant changes in the components of net cash provided by operating activities include:

−

In 2018, a decrease in operating cash inflows due to net reductions in rental income under the Master Lease and an increase in unleased properties, offset by additional diversified, non-Sears rental income; and

−	In 2017, an increase in operating cash inflows due to termination fee income.

Net cash used by investing activities was $5.1 million for the six months ended June 30, 2018 compared $113.6 million for the six months ended June 30, 2017.  Significant components of net cash used in investing activities include:

−	In 2018, net proceeds from the sale of real estate, $134.6 million;
−	In 2018, development of real estate and property improvements, ($142.0) million;
−	In 2017, development of real estate and property improvements, ($106.1) million; and
−	In 2017, investments in unconsolidated joint ventures, ($15.0) million.

Net cash used by financing activities was $161.5 million for the six months ended June 30, 2018 compared to net cash provided by financing activities of $134.7 million for the six months ended June 30, 2017. Significant components of net cash used in financings activities include:

−	In 2018, repayment of mortgage loan payables, ($131.4) million;
−	In 2018, cash distributions to common stockholders and holders of Operating Partnership units, ($27.9) million;
−	In 2017, proceeds from the Future Funding Facility, $80.0 million;
−	In 2017, proceeds from the Unsecured Term Loan, $85.0 million; and
−	In 2017, cash distributions to common stockholders and holders of Operating Partnership units, ($27.8) million.

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2018 and 2017, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2018
July 24	September 28	October 11	$0.25
April 24	June 29	July 12	0.25
February 20	March 30	April 12	0.25
2017
October 24	December 29	January 11, 2018	$0.25
July 25	September 29	October 12	0.25
April 25	June 30	July 13	0.25
February 28	March 31	April 13	0.25

The Company’s Board of Trustees declared the following preferred stock dividends during 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2018
July 24	September 28	October 11	$0.43750
April 24	June 29	July 16	0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

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

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of June 30, 2018 and December 31, 2017, we did not have any off-balance sheet financing arrangements.

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts.  The table below provides a brief description of each of the 73 new redevelopment projects originated on the Seritage platform as of June 30, 2018.  These projects represent an estimated total investment of $1.3 billion, of which approximately $880 million remained to be spent.

Total Project Costs under $10 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and small shop retail	29,100	Complete
Merrillville, IN	Termination property; redevelop existing store for At Home and small shop retail	132,000	Complete
Elkhart, IN	Termination property; existing store has been released to Big R Stores	86,500	Complete
San Antonio, TX	Recapture and repurpose auto center space for Orvis, Jared's Jeweler, Shake Shack and small shop retail	18,900	Complete
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	8,200	Complete
Troy, MI	Partial recapture; redevelop existing store for At Home	100,000	Complete
Roseville, MI	Partial recapture; redevelop existing store for At Home	100,400	Complete
Rehoboth Beach, DE	Partial recapture; redevelop existing store for andThat! and PetSmart	56,700	Complete
Henderson, NV	Termination property; redevelop existing store for At Home, Seafood City, Blink Fitness and additional retail	144,400	Complete
Cullman, AL	Termination property; redevelop existing store for Bargain Hunt, Tractor Supply and Planet Fitness	99,000	Complete
Albany, NY	Recapture and repurpose auto center space for BJ's Brewhouse, Ethan Allen and additional small shop retail	28,000	Substantially complete
Hagerstown, MD	Recapture and repurpose auto center space for BJ's Brewhouse, Verizon and additional retail Note: property sold in Q2 2018	15,400	Substantially complete
Jefferson City, MO	Termination property; redevelop existing store for Orscheln Farm and Home	96,000	Substantially complete
Kearney, NE	Termination property; redevelop existing store for Marshall's, PetSmart and additional junior anchors	92,500	Substantially complete
Ft. Wayne, IN	Site densification (project expansion); new outparcels for BJ's Brewhouse and Chick-Fil-A	12,000	Substantially complete
Guaynabo, PR	Partial recapture; redevelop existing store for Planet Fitness, Capri and additional retail and restaurants	56,100	Underway	Q3 2018
Florissant, MO	Site densification; new outparcel for Chick-Fil-A	5,000	Underway	Q3 2018
Dayton, OH	Recapture and repurpose auto center space for Outback Steakhouse and additional restaurants	14,100	Underway	Q4 2018
New Iberia, LA	Termination property; redevelop existing store for Rouses Supermarkets, Hobby Lobby and small shop retail	93,100	Underway	Q1 2019
North Little Rock, AR	Recapture and repurpose auto center space for LongHorn Steakhouse and additional small shop retail	17,300	Underway	Q2 2019
St. Clair Shores, MI	100% recapture; demolish existing store and develop site for new Kroger grocery store	107,200	Underway	Q2 2019
Hopkinsville, KY	Termination property; redevelop existing store for Bargain Hunt, Farmer's Furniture and additional junior anchors and small shop retail	87,900	Q3 2018	Q2 2019
Mt. Pleasant, PA	Termination property; redevelop existing store for Aldi, Big Lots and additional retail	86,300	Q3 2018	Q3 2019
Oklahoma City, OK	Site densification; new fitness center for Vasa Fitness	59,500	Q3 2018	Q3 2019
Gainesville, FL	Termination property; redevelop existing store for Florida Clinical Practice Association / University of Florida College of Medicine	139,100	Q4 2018	Q4 2019

Total Project Costs $10 - $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Braintree, MA	100% recapture; redevelop existing store for Nordstrom Rack, Saks OFF 5th and additional retail	90,000	Complete
Honolulu, HI	100% recapture; redevelop existing store for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	Complete
Anderson, SC	100% recapture (project expansion); redevelop existing store for Burlington Stores, Gold's Gym, Sportsman's Warehouse, additional retail and restaurants	111,300	Complete
West Jordan, UT	Partial recapture; redevelop existing store and attached auto center for Burlington Stores and additional retail	81,400	Substantially complete
Madison, WI	Partial recapture; redevelop existing store for Dave & Busters, Total Wine & More, additional retail and restaurants	75,300	Substantially complete
Thornton, CO	Termination property; redevelop existing store for Vasa Fitness and additional junior anchors	191,600	Substantially complete
Springfield, IL	Termination property; redevelop existing store for Burlington Stores, Binny's Beverage Depot, Marshall's, Orangetheory Fitness, Outback Steakhouse, CoreLife Eatery and additional small shop retail	133,400	Substantially complete
Orlando, FL	100% recapture; demolish and construct new buildings for Floor & Décor, Orchard Supply Hardware, LongHorn Steakhouse, Mission BBQ, Olive Garden and additional small shop retail and restaurants	139,200	Substantially complete
Cockeysville, MD	Partial recapture; redevelop existing store for HomeGoods, Michael's Stores, additional junior anchors and restaurants	83,500	Underway	Q3 2018
Charleston, SC	100% recapture (project expansion); redevelop existing store and detached auto center for Burlington Stores and additional retail	126,700	Underway	Q3 2018
North Hollywood, CA	Partial recapture; redevelop existing store for Burlington Stores and Ross Dress for Less	79,800	Underway	Q3 2018
Salem, NH	Site densification; new theatre for Cinemark Recapture and repurpose auto center for restaurant space	71,200	Underway	Q3 2018
Paducah, KY	Termination property; redevelop existing store for Burlington Stores, Ross Dress for Less and additional retail	102,300	Underway	Q3 2018
Fairfax, VA	Partial recapture; redevelop existing store and attached auto center for Dave & Busters, Seasons 52, additional junior anchors and restaurants	110,300	Underway	Q4 2018
North Miami, FL	100% recapture; redevelop existing store for Blink Fitness, Burlington Stores, Michael's and Ross Dress for Less	124,300	Underway	Q4 2018
Hialeah, FL	100% recapture; redevelop existing store for Bed, Bath & Beyond, Ross Dress for Less and dd's Discounts to join current tenant, Aldi	88,400	Underway	Q4 2018
Warwick, RI	Termination property (project expansion); redevelop existing store and detached auto center for At Home, BJ's Brewhouse, Raymour & Flanigan and additional retail	190,700	Underway	Q4 2018
Temecula, CA	Partial recapture; redevelop existing store and detached auto center for Round One, small shop retail and restaurants	65,100	Underway	Q4 2018
Canton, OH	Partial recapture; redevelop existing store for Dave & Busters and restaurants	83,900	Underway	Q2 2019
North Riverside, IL	Partial recapture; redevelop existing store and detached auto center for Blink Fitness, Round One and additional junior anchors, small shop retail and restaurants	103,900	Underway	Q2 2019
Olean, NY	Termination property (project expansion); redevelop existing store for Marshall's, Ollie's Bargain Basement and additional retail	125,700	Underway	Q2 2019
Las Vegas, NV	Partial recapture; redevelop existing store for Round One and additional retail	78,800	Q3 2018	Q3 2019
Yorktown Heights, NY	Partial recapture; redevelop existing store for 24 Hour Fitness and additional retail	85,200	Q3 2018	Q4 2019
Santa Cruz, CA	Partial recapture; redevelop existing store for TJ Maxx, HomeGoods and additional junior anchors	62,200	Q4 2018	Q4 2019
El Paso, TX	Termination property; redevelop existing store for Ross Dress for Less, dd's Discounts and additional retail	114,700	Q4 2018	Q4 2019
Warrenton, VA	Termination property; redevelop existing store for Homegoods and additional retail	97,300	Q1 2019	Q3 2019
Pensacola, FL	Termination property; redevelop existing store for Lucky's Market, large format retail and restaurants	134,700	Q1 2019	Q1 2020
Vancouver, WA	Partial recapture; redevelop existing store for Round One and additional retail and restaurants	72,400	Q1 2019	Q2 2020

Total Project Costs over $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Memphis, TN	100% recapture; demolish and construct new buildings for LA Fitness, Nordstrom Rack, Ulta Beauty, Hopdoddy Burger Bar and additional junior anchors, restaurants and small shop retail	135,200	Substantially complete
West Hartford, CT	100% recapture; redevelop existing store and detached auto center for Buy Buy Baby, Cost Plus World Market, REI, Saks OFF Fifth, other junior anchors, Shake Shack and additional small shop retail Note: contributed to West Hartford JV in Q2 2018	147,600	Substantially complete
St. Petersburg, FL	100% recapture; demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart, Five Below, Chili's Grill & Bar, Pollo Tropical, LongHorn Steakhouse, Verizon and additional small shop retail and restaurants	142,400	Substantially complete
Wayne, NJ	Partial recapture (project expansion); redevelop existing store and detached auto center for Cinemark, Dave & Busters and additional junior anchors and restaurants Note: contributed to GGP II JV in Q3 2017	156,700	Underway	Q3 2018
Carson, CA	100% recapture (project expansion); redevelop existing store for Burlington Stores, Ross Dress for Less, Gold's Gym and additional retail	163,800	Underway	Q1 2019
Watchung, NJ	100% recapture; demolish full-line store and detached auto center and construct new buildings for Cinemark, HomeSense, Sierra Trading Post, Ulta Beauty and small shop retail and restaurants	126,700	Underway	Q2 2019
Santa Monica, CA	100% recapture; redevelop existing building into premier, mixed-use asset featuring unique, small-shop retail and creative office space Note: contributed to Mark 302 JV in Q1 2018	96,500	Underway	Q4 2019
Aventura, FL	100% recapture; demolish existing store and construct new, multi-level open air retail destination featuring a leading collection of experiential shopping, dining and entertainment concepts alongside a treelined esplanade and activated plazas	216,600	Underway	Q4 2019
San Diego, CA	100% recapture; redevelop existing store into two highly-visible, multi-level buildings with exterior facing retail space leased to Equinox Fitness and a premier mix of experiential shopping, dining, and entertainment concepts Note: contributed to UTC JV in Q2 2018	206,000	Underway	Q4 2019
Roseville, CA	Termination property (project expansion): redevelop existing store and auto center for Cinemark, Round One, AAA Auto Repair Center and restaurants	147,400	Underway	Q2 2020
Austin, TX	100% recapture (project expansion); redevelop existing store for AMC Theatres, additional junior anchors and restaurants	177,400	Underway	Q3 2019
Greendale, WI	Termination property; redevelop existing store and attached auto center for Dick's Sporting Goods, Round One and additional junior anchors and restaurants	223,800	Underway	Q4 2019
East Northport, NY	Termination property; redevelop existing store and attached auto center for AMC Theatres, 24 Hour Fitness, Floor & Decor and small shop retail	179,700	Underway	Q4 2019
Anchorage, AK	100% recapture; redevelop existing store for Guitar Center, Safeway, Planet Fitness and additional retail to join current tenant, Nordstrom Rack	142,500	Q3 2018	Q4 2019
El Cajon, CA	100% recapture; redevelop existing store and auto center for Ashley Furniture, Bob's Discount Furniture, Burlington Stores and additional retail and restaurants	242,700	Q3 2018	Q3 2019
Tucson, AZ	100% recapture; redevelop existing store and auto center for Round One and additional retail	224,300	Q3 2018	Q4 2019
Reno, NV	100% recapture; redevelop existing store and auto center for Round One and additional retail	169,800	Q3 2018	Q4 2019
Fairfield, CA	100% recapture (project expansion); redevelop existing store and auto center for Dave & Busters, AAA Auto Repair Center and additional retail	146,500	Q3 2018	Q1 2020
Plantation, FL	100% recapture (project expansion); redevelop existing store and auto center for GameTime, Powerhouse Gym, additional retail and restaurants	184,400	Q4 2018	Q1 2020

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

The following table reconciles NOI and Total NOI to GAAP net income (loss) for the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
NOI and Total NOI	2018	2017	2018	2017
Net income (loss)	$(10,602)	$(34,867)	$5,599	$(67,711)
Termination fee income	—	(628)	(174)	(6,764)
Management and other fee income	(914)	—	(914)	—
Depreciation and amortization	49,551	50,571	84,218	109,234
General and administrative expenses	8,673	5,093	16,470	11,367
Equity in loss (income) of unconsolidated joint ventures	2,158	1,542	4,740	540
Gain on sale of real estate	(34,187)	—	(76,018)	—
Interest and other income	(456)	(42)	(1,136)	(120)
Interest expense	17,862	18,431	34,281	35,023
Unrealized loss on interest rate cap	172	124	7	595
Provision for income taxes	240	147	344	266
NOI	$32,497	$40,371	$67,417	$82,430
NOI of unconsolidated joint ventures	5,007	6,987	9,765	13,498
Straight-line rent adjustment (1)	(606)	(2,177)	(3,174)	(3,626)
Above/below market rental income/expense (1)	(438)	(459)	(669)	(690)
Total NOI	$36,460	$44,722	$73,339	$91,612

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles EBITDAre and Adjusted EBITDAre to GAAP net income (loss) for the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
EBITDAre and Company EBITDA	2018	2017	2018	2017
Net income (loss)	$(10,602)	$(34,867)	$5,599	$(67,711)
Interest expense	17,862	18,431	34,281	35,023
Provision for income and other taxes	240	147	344	266
Depreciation and amortization	49,551	50,571	84,218	109,234
Depreciation and amortization (unconsolidated joint ventures)	3,516	8,363	7,309	13,828
Gain on sale of real estate	(34,187)	—	(76,018)	—
EBITDAre	$26,380	$42,645	$55,733	$90,640
Termination fee income	—	(628)	(174)	(6,764)
Unrealized loss on interest rate cap	172	124	7	595
Company EBITDA	$26,552	$42,141	$55,566	$84,471

The following table reconciles FFO and Company FFO to GAAP net income (loss) for the for the three and six months ended June 30, 2018 and June 30, 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO and Company FFO	2018	2017	2018	2017
Net income (loss)	$(10,602)	$(34,867)	$5,599	$(67,711)
Real estate depreciation and amortization (consolidated properties)	48,985	50,271	83,098	108,675
Real estate depreciation and amortization (unconsolidated joint ventures)	3,516	8,363	7,309	13,828
Gain on sale of real estate	(34,187)	—	(76,018)	—
Dividends on preferred shares	(1,225)	—	(2,453)	—
FFO attributable to common shareholders and unitholders	$6,487	$23,767	$17,535	$54,792
Termination fee income	—	(628)	(174)	(6,764)
Unrealized loss on interest rate cap	172	124	7	595
Amortization of deferred financing costs	1,870	2,479	3,590	4,061
Company FFO attributable to common shareholders and unitholders	$8,529	$25,742	$20,958	$52,684

FFO per diluted common share and unit	$0.12	$0.43	$0.31	$0.99
Company FFO per diluted common share and unit	$0.15	$0.46	$0.38	$0.95

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	35,483	33,766	35,588	33,638
Weighted average OP units outstanding	20,158	21,833	20,188	21,959
Weighted average common shares and units outstanding	55,641	55,599	55,776	55,597

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2017 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of June 30, 2018, we had $1.22 billion of consolidated debt, including $1.08 billion outstanding under our variable-rate Mortgage Loans and Future Funding Facility.  The interest rate on the loans is the 30-day LIBOR rate plus, as of June 30, 2018, a weighted average spread of 485 basis points.  We have purchased a LIBOR interest rate cap that has a LIBOR strike rate of 3.5% and a term of four years.  We are subject to market risk with respect to changes in the LIBOR rate.  An immediate 100 basis point change in interest rates would have affected annual pretax funding costs by approximately $10.8 million.

Subsequent to June 30, 2018, all of our consolidated debt was refinanced with a new fixed-rate term loan facility that is not subject to interest rate fluctuations.  The initial amount drawn on the new term loan facility was $l.60 billion.

Fair Value of Debt

As of June 30, 2018, the estimated fair value of our consolidated debt was $1.22 billion.  The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

Subsequent to June 30, 2018, all of our consolidated debt was refinanced with a new term loan facility.  The initial amount drawn on the new term loan facility was $l.60 billion.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	SEC Document Reference

10.1	Senior Secured Term Loan Agreement, dated July 31, 2018, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on July 31, 2018

10.2	Employment Agreement, dated May 2, 2018, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Benjamin Schall	Incorporated by reference to Exhibit 10.1 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on May 7, 2018

10.3	Employment Agreement, dated May 16, 2018, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Kenneth Lombard	Filed herewith.

10.4	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement – 2018 Incentive RSUs	Filed herewith.

10.5	Form of Seritage Growth Properties Performance-Vesting Restricted Share Unit Agreement – 2018 Incentive P-RSUs	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: August 3, 2018	/s/ Benjamin Schall
	By:	Benjamin Schall
President and Chief Executive Officer

Dated: August 3, 2018	/s/ Brian Dickman
	By:	Brian Dickman
Executive Vice President and Chief Financial Officer