Form 10-Q
period 2018-09-30
Seritage Growth Properties
filed 2018-11-02
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of October 26, 2018, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	35,667,521
Class B common shares of beneficial interest, par value $0.01 per share	1,322,365
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2018

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Investment in real estate
Land	$700,725	$799,971
Buildings and improvements	883,042	829,168
Accumulated depreciation	(165,011)	(139,483)
	1,418,756	1,489,656
Construction in progress	263,696	224,904
Net investment in real estate	1,682,452	1,714,560
Real estate held for sale	15,144	—
Investment in unconsolidated joint ventures	399,878	282,990
Cash and cash equivalents	581,621	241,569
Restricted cash	—	175,665
Tenant and other receivables, net	45,214	30,787
Lease intangible assets, net	207,947	310,098
Prepaid expenses, deferred expenses and other assets, net	32,780	20,148
Total assets	$2,965,036	$2,775,817

LIABILITIES AND EQUITY
Liabilities
Term Loan Facility, net	$1,598,123	$—
Mortgage loans payable, net	—	1,202,314
Unsecured term loan, net	—	143,210
Accounts payable, accrued expenses and other liabilities	115,508	109,433
Total liabilities	1,713,631	1,454,957

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 35,667,521 and 32,415,734 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	357	324
Class B common shares $0.01 par value; 5,000,000 shares authorized; 1,322,365 and 1,328,866 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	13	13
Class C common shares $0.01 par value; 50,000,000 shares authorized; nil and 3,151,131 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	31
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017; liquidation preference of $70,000	28	28
Additional paid-in capital	1,124,461	1,116,060
Accumulated deficit	(279,092)	(229,760)
Total shareholders' equity	845,767	886,696
Non-controlling interests	405,638	434,164
Total equity	1,251,405	1,320,860
Total liabilities and equity	$2,965,036	$2,775,817

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
REVENUE
Rental income	$41,152	$48,167	$114,070	$139,526
Tenant reimbursements	15,326	15,881	44,541	47,813
Management and other fee income	115	—	1,029	—
Total revenue	56,593	64,048	159,640	187,339
EXPENSES
Property operating	6,348	4,311	20,122	13,985
Real estate taxes	12,199	11,335	32,797	35,707
Depreciation and amortization	49,830	61,059	134,048	170,293
General and administrative	8,338	5,272	24,808	16,639
Provision for doubtful accounts	87	68	257	119
Total expenses	76,802	82,045	212,032	236,743
Operating loss	(20,209)	(17,997)	(52,392)	(49,404)
Equity in loss of unconsolidated joint ventures	(2,266)	(3,686)	(7,006)	(4,226)
Interest and other income	1,162	352	2,298	472
Interest expense	(30,723)	(18,049)	(65,004)	(53,072)
Change in fair value of interest rate cap	(16)	(91)	(23)	(686)
Loss before income taxes	(52,052)	(39,471)	(122,127)	(106,916)
Provision for income taxes	(93)	—	(437)	(266)
Loss before gain on sale of real estate	(52,145)	(39,471)	(122,564)	(107,182)
Gain on sale of real estate	17,401	13,018	93,419	13,018
Gain on sale of interests in unconsolidated joint ventures	—	43,729	—	43,729
Net (loss) income	(34,744)	17,276	(29,145)	(50,435)
Net loss (income) attributable to non-controlling interests	12,528	(6,762)	10,486	19,892
Net (loss) income attributable to Seritage	$(22,216)	$10,514	$(18,659)	$(30,543)
Preferred dividends	(1,225)	—	(3,678)	—
Net (loss) income attributable to Seritage common shareholders	$(23,441)	$10,514	$(22,337)	$(30,543)

Net (loss) income per share attributable to Seritage Class A and Class C common shareholders - Basic	$(0.66)	$0.31	$(0.63)	$(0.91)
Net (loss) income per share attributable to Seritage Class A and Class C common shareholders - Diluted	$(0.66)	$0.31	$(0.63)	$(0.91)
Weighted average Class A and Class C common shares outstanding - Basic	35,598	33,774	35,535	33,685
Weighted average Class A and Class C common shares outstanding - Diluted	35,598	33,841	35,535	33,685

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2017	25,843	$258	1,589	$16	5,755	$58	—	$—	$925,563	$(121,338)	$619,754	$1,424,311

Net loss	—	—	—	—	—	—	—	—	—	(30,543)	(19,892)	(50,435)
Common dividends and distributions declared ($0.75 per share and unit)	—	—	—	—	—	—	—	—	—	(25,513)	(16,394)	(41,907)
Vesting of restricted share units	11	0	—	—	—	—	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	—	—	—	—	—	—	1,166	—	—	1,166
Share class exchanges, net (197,176 common shares)	(197)	(1)	—	—	197	1	—	—	—	—	—	—
Share class surrenders (154,098 common shares)	—	—	(154)	(2)	—	—	—	—	2	—	—	—
OP Unit exchanges (2,344,589 units)	2,344	23	—	—	—	—	—	—	69,329	—	(69,352)	—

Balance at September 30, 2017	28,001	$280	1,435	$14	5,952	$59	—	$—	$996,047	$(177,394)	$514,116	$1,333,122

Balance at January 1, 2018	32,416	$324	1,329	$13	3,151	$31	2,800	$28	$1,116,060	$(229,760)	$434,164	$1,320,860

Net income	—	—	—	—	—	—	—	—	—	(18,659)	(10,486)	(29,145)
Common dividends and distributions declared ($0.75 per share and unit)	—	—	—	—	—	—	—	—	—	(26,995)	(15,114)	(42,109)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	—	—	—	—	(3,678)	—	(3,678)
Vesting of restricted share units	2	0	—	—	—	—	—	—	(0)	—	—	—
Stock-based compensation	—	—	—	—	—	—	—	—	5,589	—	—	5,589
Preferred stock offering costs	—	—	—	—	—	—	—	—	(113)	—	—	(113)
Share class exchanges, net (3,151,131 common shares)	3,151	32	—	—	(3,151)	(31)	—	—	—	—	—	1
Share class surrenders (6,501 common shares)	—	—	(7)	—	—	—	—	—	—	—	—	—
OP Unit exchanges (98,923 units)	99	1	—	—	—	—	—	—	2,925	—	(2,926)	—

Balance at September 30, 2018	35,668	$357	1,322	$13	—	—	2,800	$28	$1,124,461	$(279,092)	$405,638	$1,251,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(29,145)	$(50,435)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	7,006	4,226
Gain on sale of real estate	(93,419)	(13,018)
Gain on sale of interest in unconsolidated joint venture	—	(43,729)
Loss on interest rate cap	23	686
Stock-based compensation	5,589	1,167
Depreciation and amortization	134,048	170,293
Amortization of deferred financing costs	10,221	6,390
Amortization of above and below market leases, net	(590)	(581)
Straight-line rent adjustment	(1,750)	(2,364)
Change in operating assets and liabilities
Tenants and other receivables	(2,262)	(3,444)
Prepaid expenses, deferred expenses and other assets	(14,092)	(7,300)
Accounts payable, accrued expenses and other liabilities	(1,333)	(15,657)
Net cash provided by operating activities	14,296	46,234
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated joint ventures	(19,522)	(36,038)
Distributions from unconsolidated joint ventures	11,889	10,714
Net proceeds from disposition of interest in unconsolidated joint ventures	—	189,391
Net proceeds from sale of real estate	170,692	50,887
Development of real estate	(210,335)	(164,070)
Net cash (used in) provided by investing activities	(47,276)	50,884
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of mortgage loans payable	(1,210,561)	(50,634)
Repayment of Unsecured Term Loan	(145,000)	—
Proceeds from Term Loan Facility	1,600,000	—
Proceeds from Future Funding Facility	—	79,998
Proceeds from Unsecured Term Loan	—	85,000
Payment of deferred financing costs	(2,205)	(2,686)
Offering related costs	(113)	—
Preferred dividends paid	(2,886)	—
Common dividends paid	(26,780)	(25,379)
Non-controlling interests distributions paid	(15,088)	(16,393)
Net cash provided by financing activities	197,367	69,906
Net increase in cash, cash equivalents, and restricted cash	164,387	167,024
Cash, cash equivalents, and restricted cash, beginning of period	417,234	139,642
Cash, cash equivalents, and restricted cash, end of period	$581,621	$306,666

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$74,475	$54,026
Capitalized interest	17,336	7,785
Income taxes paid	437	266
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$25,604	$17,223
Common dividends and OP unit distributions declared and unpaid	14,031	13,969
Preferred dividends declared and unpaid	1,225	—
Decrease in real estate, net resulting from deconsolidated properties	(156,568)	(64,998)
Transfer to real estate assets held for sale	15,144	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$581,621	$104,153
Restricted cash	—	202,513
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$581,621	$306,666

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

Seritage is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through the Company’s investment in the Operating Partnership.  As of September 30, 2018, the Company’s portfolio consisted of interests in 237 properties totaling approximately 37.5 million square feet of gross leasable area (“GLA”), including 211 wholly owned properties totaling approximately 32.8 million square feet of GLA across 48 states and Puerto Rico (the “Wholly Owned Properties), and interests in 26 joint venture properties totaling approximately 4.7 million square feet of GLA across 13 states (the “JV Properties”).

As of September 30, 2018, we leased space at 129 Wholly Owned Properties to Sears Holdings pursuant to a master lease agreement (the “Master Lease”) that provides the Company with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.  Of these properties, 65 properties are leased only to Sears Holdings and 64 properties are leased to both Sears Holdings and one or more diversified, non-Sears tenants.  The remaining 82 Wholly Owned Properties include 62 properties that are leased solely to diversified, non-Sears tenants and 20 unleased properties.  As of September 30, 2018, space at 22 JV Properties was also leased to Sears Holdings pursuant to lease agreements similar to the Master Lease (the “JV Master Leases”).  Sears Holdings is the sole tenant at nine JV Properties and 13 JV properties are leased to both Sears Holdings and one or more diversified, non-Sears tenants.  Three JV Properties are leased solely to diversified, non-Sears tenants and one JV Property was unleased as of September 30, 2018.

As of September 30, 2018, there were (i) 43 Wholly Owned Properties subject to previously exercised 100% recapture or termination notices, (ii) four Wholly Owned Properties under contract for sale, and (iii) three JV Properties subject to previously exercised termination notices for which Sears was still making rental payments under terms of the Master Lease and JV Master Leases.  Taking into account this recapture, termination and transaction activity, we leased space at 82 Wholly Owned Properties and 19 JV Properties to Sears Holdings under the Master Lease and JV Master Leases, respectively, as of September 30, 2018.

Under the Master Lease and JV Master Leases, Sears Holdings is required to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties subject to proportionate sharing of certain of these expense with occupants if the remainder of the space not leased to Sears Holdings.

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  Bankruptcy proceedings are subject to uncertainty and there can be no assurance how the Bankruptcy Court’s or other parties’ actions or decisions may affect Sears Holdings.  There can be no assurance as to whether or when Sears Holdings will successfully reorganize and emerge from bankruptcy proceedings or how the Master Lease will be impacted by the bankruptcy proceedings. The inability or unwillingness of Sears Holdings to meet its rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial condition or results of operations, including a reduction in operating cash flow that can be used to pay the interest, principal and other costs and expenses under our financings, or to pay cash dividends to Seritage shareholders.  The Company is monitoring, and will continue to monitor, Sears Holdings’ bankruptcy proceedings and the impact on its business.  See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item IA below.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2017.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Operating results of three and nine months ended September 30, 2018 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2018.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

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

If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting.  Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting.  The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. As of September 30, 2018 and December 31, 2017, we have several unconsolidated VIEs in the form of joint ventures (see Note 4). The Company does not consolidate these entities because the Company is not the primary beneficiary and the nature of its involvement in the activities of these entities does not give the Company power over decisions that significantly affect these entities’ economic performance.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.  As of September 30, 2018, the Company holds a 63.9% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  Through consideration of consolidation guidance effective for the Company as of January 1, 2016, it has been concluded that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  However, as the Company holds what is deemed a majority voting interest in the Operating Partnership, it qualifies for the exemption from providing certain of the disclosure requirements associated with investments in VIEs.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No such impairment losses were recognized for the three or nine months ended September 30, 2018 or September 30, 2017.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the three or nine months ended September 30, 2018 or September 30, 2017.

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

As of September 30, 2018, the Company did not have any restricted cash.

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

The Company commences recognizing revenue based on an evaluation of a number of factors. In most cases, revenue recognition under a lease begins when the lease space is substantially ready for its intended use, which may be deemed to occur between the time when the lessee takes possession of or controls the physical use of the leased asset and when the tenant opens for business.  Generally, this occurs on the rent commencement date.

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

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes.  In connection with the issuance of the Company’s Mortgage Loans and Future Funding Facility, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1,261 million and a strike rate of 3.5%.  The interest rate cap is measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.  The Company elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months ended September 30, 2018, the Company recorded a loss of $16 thousand compared to a loss of $0.1 million for the three months ended September 30, 2017.  For the nine months ended September 30, 2018, the Company recorded a loss of $23 thousand compared to a loss of $0.7 million for the nine months ended September 30, 2017.

During the three months ended September 30, 2018, the Company terminated its interest rate cap concurrent with the repayment of the Mortgage Loans and the Future Funding Facility.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of September 30, 2018, a majority of the Company's real estate properties were leased to Sears Holdings, and the majority of Company’s rental revenues were derived from the Master Lease (see Note 5).  Until the Company further diversifies the tenancy of its portfolio, an event that has a material adverse effect on Sears Holdings’ business, financial condition or results of operations could have a material adverse effect on the Company’s business, financial condition or results of operations.  Sears Holdings is a publicly traded company that is subject to the informational filing requirements of the Securities Exchange Act of 1934, as amended, and is required to file periodic reports on Form 10-K and Form 10-Q with the SEC.  Refer to www.sec.gov for Sears Holdings publicly-available financial information.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of September 30, 2018, the Company's portfolio of 211 Wholly Owned Properties and 26 JV Properties was diversified by location across 48 states and Puerto Rico.

Earnings per Share

The Company has three classes of common stock.  The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A common shares and Class C non-voting common shares are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The net earnings (loss) per share amounts are the same for Class A and Class C common shares because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.  As of August 29, 2018, all outstanding Class C common shares had been exchanged for Class A commons shares and there are currently no Class C common shares outstanding.

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

During the nine months ended September 30, 2018, the Company entered into three transactions in which it sold portions of investments in previously consolidated properties and retained joint control of the assets. (See Note 4).

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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides classification guidance for eight specific topics including debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-15 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.  The Company adopted ASU 2016-15 on the effective date, January 1, 2018, and applied the cumulative earnings approach to classify distributions received from our equity method investees.  The adoption (i) changes our statements of cash flows so that distributions from unconsolidated joint ventures in excess of cumulative equity in earnings are now classified as inflows from investing activities for each period presented and (ii) resulted in a decrease to net cash provided by operating activities and a decrease to net cash used in investing activities of $10,714,000 for the nine months ended September 30, 2017.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), as amended by subsequent ASUs on the topic, to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to record in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term.  We are currently the lessee of a ground lease at one of our properties and upon adoption we will recognize the lease obligation for the ground lease and a corresponding right of use asset on our consolidated balance sheet.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company will make this election and will recognize lease expense for such leases generally on a straight-line basis over the lease term.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.

In March 2018, the FASB finalized changes with respect to optional transition relief and approved a practical expedient for lessors that would permit lessors to make an accounting policy election to not separate non-lease components from the associated lease components, by class of underlying asset, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and non-lease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where we are the lessor, we currently believe that we will elect the optional transition relief and that we will meet the noted criteria to not be required to bifurcate and separately report non-lease components, such as common area maintenance revenue, for operating leases on our consolidated statements of operations.  Additionally, we will no longer be able to capitalize certain internal leasing and legal leasing costs and a portion of these costs will be expensed upon adoption. The FASB issued ASU 2018-10 and SU 2018-11 in July 2018 to provide codification improvements and targeted improvements regarding the adoption of ASU 2016-02.  The Company currently expects to adopt ASU 2016-02 using the practical expedients proposed in the standard and the changes approved by the FASB and do not believe that this change will have a material impact on our consolidated financial statements.  The Company is currently assessing whether to adopt the modified retrospective approach or the cumulative-effect adjustment.

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

During the nine months ended September 30, 2018, the Company contributed properties located in West Hartford, CT and Santa Monica, CA to new joint ventures and sold 50.0% and 49.9% interests in the ventures, respectively.  The Company estimated the total transaction prices, each which include fixed and variable components, pursuant to ASC 606. The variable components of the transactions will be re-measured at each reporting date until stabilization. (See Note 4).

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $207.9 million and $12.0 million, respectively, as of September 30, 2018 and $310.1 million and $14.5 million, respectively, as of December 31, 2017.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

September 30, 2018
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$480,562	$(288,178)	$192,384
Below-market ground leases, net	11,766	(660)	11,106
Above-market leases, net	8,265	(3,808)	4,457
Total	$500,593	$(292,646)	$207,947

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$18,327	$(6,317)	$12,010
Total	$18,327	$(6,317)	$12,010

December 31, 2017
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$542,655	$(249,569)	$293,086
Below-market ground leases, net	11,766	(508)	11,258
Above-market leases, net	8,925	(3,171)	5,754
Total	$563,346	$(253,248)	$310,098

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,658	$(5,182)	$14,476
Total	$19,658	$(5,182)	$14,476

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.2  million and $0.3 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $0.7 million and $0.9 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.  Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2018	$(218)
2019	(833)
2020	(699)
2021	(685)
2022	(394)

Amortization of acquired below-market ground leases resulted in additional property expense of $50 thousand for the three months ended September 30, 2018 and September 30, 2017, respectively, and $150 thousand for the nine months ended September 30, 2018 and September 30, 2017, respectively.  Future amortization of below-market ground leases is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2018	$51
2019	203
2020	203
2021	203
2022	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $37.7  million and $47.5 million for the three months ended September 30, 2018 and September 30, 2017, respectively, and $91.0 million and $124.3 million for the nine months ended September 30, 2018 and September 30, 2017, respectively.  Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2018	$37,020
2019	29,806
2020	24,592
2021	23,836
2022	22,983

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

As of September 30, 2018, the Company had investments in seven unconsolidated joint ventures as follows:

		Seritage %	# of	Total
Unconsolidated Joint Venture	Joint Venture Partner	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	4	598,400
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	5	1,175,600
MS Portfolio LLC ("Macerich JV")	The Macerich Company	50.0%	9	1,575,600
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	5	872,200
Mark 302 JV LLC ("Mark 302 JV")	Invesco Real Estate	50.1%	1	96,400
SI UTC JV LLC ("UTC JV")	Invesco Real Estate	50.0%	1	226,200
SF WH Joint Venture LLC ("West Hartford JV")	First Washington Realty	50.0%	1	163,700
			26	4,708,100

Mark 302 JV

On March 20, 2018, the Company contributed its property located in Santa Monica, CA to the Mark 302 JV and sold a 49.9% interest to an investment fund managed by Invesco Real Estate based on a contribution value of $90.0 million (the “Initial Mark 302 Contribution Value”) and pre-transaction development and other costs of approximately $10.4 million.  As a result of the transaction, the Company received cash of approximately $50.1 million and recorded a gain of $39.1 million (the “Initial Mark 302 Gain”) which is included in gain on sale of real estate within the condensed consolidated statements of operations for the three and nine months ended September 30, 2018. The Initial Mark 302 Gain is comprised of $19.6 million attributable to the increase in fair value of the retained 50.1% interest due to application of the ASU 2017-05, while the remaining $19.5 million is the gain on sale of the remaining 49.9% interest.

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

Each reporting period the Company re-analyzes the primary inputs that determine the Final Mark 302 Contribution Value and Final Mark 302 Gain.   For the three months ended September 30, 2018 and the period from March 20, 2018 to September 30, 2018, there were no adjustments to the Initial Mark 302 Contribution Value or the Initial Mark 302 Gain resulting from such analysis.

UTC JV

On May 18, 2018, the Company contributed its property located in San Diego, CA to the UTC JV and sold a 50.0% interest to a separate account advised by Invesco Real Estate based on a contribution value of $68.0 million and pre-transaction development and other costs of approximately $19.2 million. As a result of the transaction, the Company received cash of approximately $43.6 million and recorded a gain of $27.5 million which is included in gain on sale of real estate within the condensed consolidated statements of operations for the three and nine months ended September 30, 2018. The gain is comprised of $13.7 million attributable to the increase in fair value of the retained 50.0% interest due to application of the ASU 2017-05, while the remaining $13.7 million is the gain on sale of the remaining 50.0% interest.

West Hartford JV

On May 18, 2018, the Company contributed its property located in West Hartford, CT to the West Hartford JV and sold a 50.0% interest to First Washington Realty based on a contribution value of $25.0 million (the “Initial West Hartford JV Contribution Value”) and pre-transaction development and other costs of approximately $20.2 million.  As a result of the transaction, the Company received cash of approximately $22.6 million and recorded a gain of $5.6 million (the “Initial West Hartford JV Gain”) which is included in gain on sale of real estate within the condensed consolidated statements of operations for the three and nine months ended September 30, 2018. The Initial West Hartford JV Gain is comprised of $2.8 million attributable to the increase in fair value of the retained 50.0% interest due to application of the ASU 2017-05, while the remaining $2.8 million is the gain on sale of the remaining 50.0% interest.

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

The Company recorded the Initial West Hartford JV Gain based on the Initial West Hartford JV Contribution Value because it determined it to be the expected amount in the range of possible amounts. The Company made this determination based on its analysis of the primary inputs that determine both the Initial West Hartford JV Contribution Value and Initial West Hartford JV Contribution Value, which consist of property operating income, including the difference between actual real estate taxes and tenant recoveries for such real estate taxes, and total project costs. The gain on sale of real estate based on the Final West Hartford JV Contribution Value (the “Final West Hartford JV Gain”) will not be more than $10.2 million or less than $1.0 million.

Each reporting period the Company re-analyzes the primary inputs that determine the Initial West Hartford JV Contribution Value and Initial West Hartford JV Gain.   For the three months ended September 30, 2018 and the period from May 18, 2018 to September 30, 2018, there were no adjustments to the Initial West Hartford JV Contribution Value or the Initial West Hartford JV Gain resulting from such analysis.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets or other items.  There were no joint venture impairment charges for the three or nine months ended September 30, 2018 or September 30, 2017.

The following tables present combined condensed financial data for the Company’s unconsolidated joint ventures (in thousands):

	September 30, 2018	December 31, 2017
ASSETS
Investment in real estate
Land	$348,902	$191,853
Buildings and improvements	476,547	388,363
Accumulated depreciation	(66,432)	(48,306)
	759,017	531,910
Construction in progress	54,683	21,000
Net investment in real estate	813,700	552,910
Cash and cash equivalents	16,566	4,549
Tenant and other receivables, net	5,170	3,843
Other assets, net	34,047	45,605
Total assets	$869,483	$606,907
LIABILITIES AND MEMBERS INTERESTS
Liabilities
Mortgage loans payable, net	$136,726	$122,875
Accounts payable, accrued expenses and other liabilities	50,524	28,201
Total liabilities	187,250	151,076
Members Interest
Additional paid in capital	696,355	473,098
Retained earnings	(14,122)	(17,267)
Total members interest	682,233	455,831
Total liabilities and members interest	$869,483	$606,907

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$12,420	$12,550	$35,763	$46,062
Property operating expenses	(3,092)	(3,077)	(6,907)	(9,594)
Depreciation and amortization	(7,341)	(9,509)	(21,957)	(37,206)
Operating income	1,987	(36)	6,899	(738)
Other expenses	(6,519)	(7,337)	(20,911)	(7,714)
Net (loss) income	$(4,532)	$(7,373)	$(14,012)	$(8,452)
Equity in (loss) income of unconsolidated joint ventures	$(2,266)	$(3,686)	$(7,006)	$(4,226)

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

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal.  As of September 30, 2018 and September 30, 2017, the annualized base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $82.7 million and $108.5 million, respectively.  (As of September 30, 2018, there were (i) 43 Wholly Owned Properties subject to previously exercised 100% recapture or termination notices and (ii) four Wholly Owned Properties under contract for sale for which Sears was still making rental payments under the terms of the Master Lease.  Taking into account this recapture, termination and transaction activity, the annualized base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $48.8 million, as of September 30, 2018.)  In each of the initial and first two renewal terms, annual base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year.  For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

Revenues from the Master Lease for the three and nine months ended September 30, 2018 and September 30, 2017 are as follows (in thousands and excluding straight-line rental income of ($2.2) million and $(1.7)  million for the three months ended September 30, 2018 and September 30, 2017, respectively, and ($2.6) million and $0.1 million for the nine months ended September 30, 2018 and September 30, 2017, respectively):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Rental income	$21,413	$27,889	$66,548	$88,748
Termination fee income	6,988	10,596	7,162	17,361
Tenant reimbursements	10,810	10,639	35,028	38,370
Total revenue	$39,211	$49,124	$108,738	$144,479

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

The Company also has the right to recapture 100% of the space occupied by Sears Holdings at each of 21 properties initially identified under the Master Lease by making a specified lease termination payment to Sears Holdings, after which the Company can reposition and re-lease those stores.  The lease termination payment is calculated as the greater of an amount specified at the time the Company entered into the Master Lease with Sears Holdings and an amount equal to 10 times the adjusted EBITDA attributable to such space within the Sears Holdings main store which is not attributable to the space subject to the separate 50% recapture right discussed above for the 12-month period ending at the end of the fiscal quarter ending immediately prior to recapturing such space.  As of September 30, 2018, the Company had incurred terminations fees of $57.1 million with respect to exercising its 100% recapture rights at 16 of the initial 21 properties with such rights.  In addition, as of September 30, 2018, the Company had incurred terminations fees of $61.1 million with respect to converting its partial recapture rights to 100% recapture rights at 24 properties and exercising such rights.

As of September 30, 2018, the Company had exercised recapture rights at 70 properties:

Property	Recapture Type	Notice Date(s)
Hialeah, FL (Westland)	Auto Center	September 2018
Cape Girardeau, MO	100% (1)	September 2018
Doral, FL	100% (1)	September 2018
Fairfax, VA	100% (1)	September 2018 / May 2016
Gillette, WY	100% (1)	September 2018
Happy Valley, OR	100% (1)	September 2018
Houston, TX (Memorial City)	100% (1)	September 2018
Santa Cruz, CA	100% (1)	September 2018 / December 2016
Vancouver, WA	100% (1)	September 2018
Fresno, CA	Partial	May 2018
Asheville, NC	100% (1)	March 2018
Chicago, IL (Six Corners)	100% (1)	March 2018
Clearwater, FL	100% (1)	March 2018
El Cajon, CA	100% (1)	March 2018
Fairfield, CA	100% (1)	March 2018 / December 2017

Property	Recapture Type	Notice Date(s)
Oklahoma City, OK	Out parcel	March 2018
Plantation, FL	100% (1)	March 2018 / December 2017
Redmond, WA	100% (1)	March 2018 / September 2017
Reno, NV	100% (1)	March 2018
Tucson, AZ	100% (1)	March 2018
Anchorage, AK	100%	December 2017
Boca Raton, FL	100%	December 2017
Westminster, CA	100%	December 2017
Hicksville, NY	100%	December 2017
Orland Park, IL	100% (1)	December 2017
Florissant, MO	Out parcel	December 2017
Salem, NH	Out parcel	December 2017
Las Vegas, NV	Partial	December 2017
Yorktown Heights, NY	Partial	December 2017
Austin, TX (Tech Ridge)	100% (1)	December 2017 / September 2017
Ft. Wayne, IN	Out parcel	September 2017 / July 2016
North Little Rock, AR	Auto Center	September 2017
St. Clair Shores, MI	100%	September 2017
Canton, OH	Partial	June 2017
Dayton, OH	Auto center	June 2017
North Riverside, IL	Partial	June 2017
Roseville, CA	Auto center	June 2017
Temecula, CA	Partial	June 2017
Watchung, NJ	100%	June 2017
Anderson, SC	100% (1)	April 2017 / July 2016
Aventura, FL	100%	April 2017
Carson, CA	100% (1)	April 2017 / December 2016
Charleston, SC	100% (1)	April 2017 / October 2016
Hialeah, FL (freestanding)	100% (1)	April 2017
San Diego, CA (2)	100% (1)	April 2017
Valley View, TX	100%	April 2017
Cockeysville, MD	Partial	March 2017
North Miami, FL	100%	March 2017
Olean, NY	Partial	March 2017
Guaynabo, PR	Partial	December 2016
Santa Monica, CA (3)	100%	December 2016
Saugus, MA	Partial	December 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
Rehoboth Beach, DE	Partial	October 2016
St. Petersburg, FL (Tyrone Square)	100%	October 2016
Warwick, RI	Auto center	October 2016
West Hartford, CT (4)	100%	October 2016
Madison, WI	Partial	July 2016
North Hollywood, CA	Partial	July 2016
Orlando, FL	100%	July 2016
West Jordan, UT	Partial + auto center	July 2016
Albany, NY	Auto center	May 2016
Bowie, MD	Auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Wayne, NJ (5)	Partial + auto center	May 2016
San Antonio, TX	Auto center	March 2016
Braintree, MA	100%	November 2015
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015

(1)	The Company converted partial recapture rights at this property to 100% recapture rights and exercised such rights.
(2)	In May 2018, the Company contributed this property to the UTC JV and retained a 50.0% interest in the joint venture.
(3)	In March 2018, the Company contributed this asset to the Mark 302 JV and retained a 50.1% interest in the joint venture.
(4)	In May 2018, the Company contributed this property to the West Hartford JV and retained a 50.0% interest in the joint venture.
(5)	In July 2017, the Company contributed this asset to the GGP II JV and retained a 50.0% interest in the joint venture.

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

As of September 30, 2018, Sears Holdings had terminated the Master Lease with respect to 65 stores totaling 8.9 million square feet of gross leasable area.  The aggregate base rent at these stores at the time of termination was approximately $29.4 million.  Sears Holdings continued to pay the Company rent until it vacated the stores and also paid aggregate termination fees of approximately $56.6 million, amounts equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expense.

As of September 30, 2018, Sears Holdings had provided notice that it intended to exercise its rights to terminate the Master Lease with respect to 22 additional stores totaling 2.8 million square feet of gross leasable area.  The aggregate annual base rent at these stores is approximately $11.3 million, or 5.0% of the Company’s total annual base rent as of September 30, 2018, including all signed leases.  Sears Holdings will continue to pay Seritage rent until it vacates the stores which is expected to occur in October 2018 for two stores, November 2018 for seven stores and December 2018 for 13 stores.  The termination fees are approximately $20.7 million, an amount equal to one year of the aggregate annual base rent, plus one year of estimated annual operating expenses.

As of September 30, 2018, the Company had commenced or completed redevelopment projects at 38 of the terminated properties and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears Holdings.  During the three months ended September 30, 2018, the Company sold five of the terminated properties for $15.2 million and recorded a gain of $6.5 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.  During the nine months ended September 30, 2018, the Company sold ten of the terminated properties for a total of $42.3 million and recorded a gain of $11.4 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

The table below includes the 87 properties at which Sears Holdings has terminated the Master Lease, or provided notice of its intent to terminate the Master Lease, as of September 30, 2018:

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Antioch, CA	95,200	August 2018	December 2018
Columbus, MS	117,100	August 2018	December 2018
Dayton, OH	148,800	August 2018	December 2018	Q2 2017
Flagstaff, AZ	66,200	August 2018	December 2018
Ft. Wayne, IN	213,600	August 2018	December 2018	Q3 2016 / Q3 2017
Jackson, MI	144,200	August 2018	December 2018
Manchester, NH	135,100	August 2018	December 2018
Salem, NH	119,000	August 2018	December 2018	Q4 2017
Savannah, GA	155,700	August 2018	December 2018
Scott Depot, WV	89,800	August 2018	December 2018
Steger, IL	87,400	August 2018	December 2018
Victor, NY	115,300	August 2018	December 2018
West Jordan, UT	117,300	August 2018	December 2018	Q3 2016 / Q3 2018
Chesapeake, VA	169,400	June 2018	November 2018
Clay, NY	138,000	June 2018	November 2018
Havre, MT	94,700	June 2018	November 2018
Newark, CA	145,800	June 2018	November 2018
Oklahoma City, OK	173,700	June 2018	November 2018	Q3 2017
Troy, MI	271,300	June 2018	November 2018	Q3 2016
Virginia Beach, VA	86,900	June 2018	November 2018	Q3 2015
Madison, WI	88,100	June 2018	October 2018	Q2 2016
Thousand Oaks, CA	50,300	June 2018	October 2018	Q3 2015
Cedar Rapids, IA	141,100	April 2018	August 2018
Citrus Heights, CA	280,700	April 2018	August 2018
Gainesville, FL	140,500	April 2018	August 2018	Q2 2018
Maplewood, MN	168,500	April 2018	August 2018
Pensacola, FL	212,300	April 2018	August 2018	Q2 2018
Rochester, NY	128,500	April 2018	August 2018
Roseville, CA	121,000	April 2018	August 2018	Q2 2017 / Q1 2018
San Antonio, TX	187,800	April 2018	August 2018	Q4 2015

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Warrenton, VA	113,900	April 2018	August 2018	Q1 2018
Westwood, TX	215,000	June 2017	January 2018 (1)	Q3 2018
Friendswood, TX	166,000	June 2017	November 2017 (1)
Albany, NY	216,200	June 2017	October 2017	Q1 2016
Burnsville, MN	161,700	June 2017	October 2017
Chicago, IL (N Harlem)	293,700	June 2017	October 2017
Cockeysville, MD	83,900	June 2017	October 2017	Q1 2017
East Northport, NY	187,000	June 2017	October 2017	Q2 2017
Greendale, WI	238,400	June 2017	October 2017	Q4 2017
Hagerstown, MD	107,300	June 2017	October 2017	Q1 2016 / Sold
Johnson City, NY	155,100	June 2017	October 2017
Lafayette, LA	194,900	June 2017	October 2017
Mentor, OH	208,700	June 2017	October 2017
Middleburg Heights, OH	351,600	June 2017	October 2017
Olean, NY	75,100	June 2017	October 2017	Q1 2017
Overland Park, KS	215,000	June 2017	October 2017
Roseville, MI	277,000	June 2017	October 2017	Q3 2016
Sarasota, FL	204,500	June 2017	October 2017
Toledo, OH	209,900	June 2017	October 2017
Warwick, RI	169,200	June 2017	October 2017	Q3 2016 / Q3 2017
York, PA	82,000	June 2017	October 2017
Chapel Hill, OH	187,179	January 2017	April 2017
Concord, NC	137,499	January 2017	April 2017
Detroit Lakes, MN	79,102	January 2017	April 2017
El Paso, TX	103,657	January 2017	April 2017	Q2 2018
Elkins, WV	94,885	January 2017	April 2017	Sold
Henderson, NV	122,823	January 2017	April 2017	Q1 2017
Hopkinsville, KY	70,326	January 2017	April 2017	Q1 2018
Jefferson City, MO	92,016	January 2017	April 2017	Q2 2017
Kenton, OH	96,066	January 2017	April 2017
Kissimmee, FL	112,505	January 2017	April 2017
Layton, UT	90,010	January 2017	April 2017	Q3 2018
Leavenworth, KS	76,853	January 2017	April 2017
Mt. Pleasant, PA	83,536	January 2017	April 2017	Q2 2018
Muskogee, OK	87,500	January 2017	April 2017	Sold
Owensboro, KY	68,334	January 2017	April 2017	Sold
Paducah, KY	108,244	January 2017	April 2017	Q3 2017
Platteville, WI	94,841	January 2017	April 2017	Sold
Riverside, CA (Iowa Ave.)	94,500	January 2017	April 2017
Sioux Falls, SD	72,511	January 2017	April 2017	Sold
Alpena, MI	118,200	September 2016	January 2017
Chicago, IL (S Kedzie)	118,800	September 2016	January 2017	Q3 2018
Cullman, AL	98,500	September 2016	January 2017	Q2 2017
Deming, NM	96,600	September 2016	January 2017
Elkhart, IN	86,500	September 2016	January 2017	Q4 2016
Harlingen, TX	91,700	September 2016	January 2017	Sold
Houma, LA	96,700	September 2016	January 2017	Sold
Kearney, NE	86,500	September 2016	January 2017	Q3 2016
Manistee, MI	87,800	September 2016	January 2017
Merrillville, IN	108,300	September 2016	January 2017	Q4 2016
New Iberia, LA	91,700	September 2016	January 2017	Q2 2017
Riverton, WY	94,800	September 2016	January 2017
Sault Sainte Marie, MI	92,700	September 2016	January 2017
Sierra Vista, AZ	86,100	September 2016	January 2017	Sold
Springfield, IL	84,200	September 2016	January 2017	Q3 2016
Thornton, CO	190,200	September 2016	January 2017	Q1 2017
Yakima, WA	97,300	September 2016	January 2017	Sold
Total square feet	11,728,387

(1)	The Company and Sears Holdings agreed to extend occupancy beyond October 2017 under the existing Master Lease terms.

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent.  The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”).

The Company used a portion of the proceeds from the Initial Funding to (i) repay the Mortgage Loans and Future Funding Facility due July 2019; (ii) repay the Unsecured Term Loan due December 2018; and (iii) pay transaction and related costs.  The Company expects the remaining proceeds from the Initial Funding, as well as borrowings under the Incremental Funding Facility, will be used to fund the Company’s redevelopment pipeline and to pay operating expenses of the Company and its subsidiaries.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn.  The Term Loan Facility matures on July 31, 2023.

As of September 30, 2018, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

The borrower’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to certain signed but not open leases) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million and (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to certain signed but not open leases) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million.

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, will be required to be guaranteed by all existing and future subsidiaries of the Borrower.  The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Borrower and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a springing requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement.

The Term Loan Facility includes certain financial metrics to govern springing collateral and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion.  Any failure to satisfy any of these financial metrics will limit the Company’s ability to dispose of assets via sale or joint venture and will trigger the springing mortgage and collateral requirement, but will not result in an event of default.  The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

The Company believes it is currently in compliance with all material terms and conditions of the Term Loan Agreement.

The Company incurred $1.9 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of September 30, 2018, the unamortized balance of the Company’s debt issuance costs was $1.9 million.

Mortgage Loans Payable

On July 7, 2015, pursuant to the Transaction, the Company entered into a mortgage loan agreement (the “Mortgage Loan Agreement”) and mezzanine loan agreement (collectively, the “Mortgage Loan Agreements”), providing for term loans in an initial principal amount of approximately $1,161 million (collectively, the “Mortgage Loans”) and a $100 million future funding facility (the “Future Funding Facility”).  Pursuant to the terms of the Mortgage Loan Agreements, amounts available under the Future Funding Facility were fully drawn by the Company on June 30, 2017.  Such amounts were deposited into a redevelopment reserve and used to fund redevelopment activity at the Company’s properties.

On July 31, 2018, the aggregate principal amounts outstanding under the Mortgage Loans and the Future Funding Facility were repaid in full and no amounts were outstanding as of September 30, 2018.

Interest under the Mortgage Loans was due and payable on the payment dates, and all outstanding principal amounts were due when the loan was scheduled to mature on the payment date in July 2019, pursuant to the Loan Agreements.  The Company had two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions.  Borrowings under the Mortgage Loans bore interest at the London Interbank Offered Rates (“LIBOR”) plus, as of July 31, 2018, a weighted-average spread of 485 basis points; payments were made monthly on an interest-only basis.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the one month ended July 31, 2018 and the three months ended September 30, 2017 were 6.84% and 5.97%, respectively.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the seven months ended July 31, 2018 and the nine months ended September 30, 2017 were 6.53% and 5.92%, respectively.

The Mortgage Loans and Future Funding Facility were secured by all of the Company’s Wholly Owned Properties and a pledge of its equity in the JVs.  The Loan Agreements contained customary covenants for a real estate financing, including restrictions that limited the Company’s ability to grant liens on its assets, incur additional indebtedness, or transfer or sell assets, as well as those that may have required the Company to obtain lender approval for certain major tenant leases or significant redevelopment projects.  Such restrictions also included cash flow sweep provisions based upon certain measures of the Company’s and Sears Holdings’ financial and operating performance, including (a) where the “Debt Yield” (the ratio of net operating income for the mortgage borrowers to their debt) was less than 11.0%, (b) if the performance of Sears Holdings at the stores subject to the Master Lease with Sears Holdings fails to meet specified rent ratio thresholds, (c) if the Company fails to meet specified tenant diversification tests and (d) upon the occurrence of a bankruptcy or insolvency action with respect to Sears Holdings or if there was a payment default under the Master Lease with Sears Holdings, in each case, subject to cure rights, including providing specified amounts of cash collateral or satisfying tenant diversification thresholds.

In November 2016, the Company and the servicer for its Mortgage Loans entered into amendments to the Loan Agreements to resolve a disagreement regarding one of the cash flow sweep provisions in the Loan Agreements.  The principal terms of those amendments were that the Company (i) posted $30.0 million, and posted $3.3 million on a monthly basis, to a redevelopment project reserve account, which amounts were used by the Company to fund redevelopment activity and (ii) extended the spread maintenance provision for prepayment of the loan by two months through March 9, 2018 (with the spread maintenance premium for the second month at a reduced amount).  As a result of this agreement and the resolution of the related disagreement, no cash flow sweep was imposed.

All obligations under the Loan Agreements were non-recourse to the borrowers and the pledgors of the JV Interests and the guarantors thereunder, except that (i) the borrowers and the guarantors were liable, on a joint and several basis, for losses incurred by the lenders in respect of certain matters customary for commercial real estate loans, including misappropriation of funds and certain environmental liabilities and (ii) the indebtedness under the Loan Agreements would be fully recourse to the borrowers and guarantors upon the occurrence of certain events customary for commercial real estate loans, including without limitation prohibited transfers, prohibited voluntary liens, and bankruptcy.  Additionally, the guarantors delivered a limited completion guaranty with respect to future redevelopments undertaken by the borrowers at the properties, and the Company was required to maintain (i) a net worth of not less than $1.0 billion and (ii) a minimum liquidity of not less than $50.0 million, throughout the term of the Mortgage Loan Agreements.

The Company incurred $22.3 million of debt issuance costs related to the Mortgage Loans and Future Funding Facility which were recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Mortgage Loan Agreements.  During the three months ended September 30, 2018, the Company fully amortized the remaining $5.4 million of unamortized debt issuance costs as a result of the full repayment of the Mortgage Loans and Future Funding Facility on July 31, 2018.  As of September 30, 2018, the Company had no unamortized debt issuance costs related to the Mortgage Loans and Future Funding Facility as compared to $8.5 million as December 31, 2017.

Unsecured Term Loan

On July 31, 2018, the principal amounts outstanding under the Company’s $200 million unsecured term loan facility (the “Unsecured Term Loan”) were repaid in full and no amounts were outstanding as of September 30, 2018.

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

On December 27, 2017, the Operating Partnership, as borrower, and the Company, as guarantor, refinanced the Unsecured Delayed Draw Term Loan with the Unsecured Term Loan.  The principal amount outstanding under the Unsecured Delayed Draw Term Loan at termination was $85 million. No prepayment penalties were triggered and the Unsecured Delayed Draw Term Loan terminated in accordance with its terms.

The lenders under the Unsecured Delayed Draw Term Loan, JPP, LLC and JPP II, LLC, maintained their funding of $85 million in the Unsecured Term Loan, with JPP, LLC appointed as administrative agent under the Unsecured Term Loan.  An affiliate of Empyrean Capital Partners, L.P., a Delaware limited partnership (and together with JPP, LLC and JPP II LLC, each an “Initial Lender” and collectively, the “Initial Lenders”), funded $60 million under the Unsecured Term Loan, resulting in a total of $145 million committed and funded under the Unsecured Term Loan at closing.  Under an accordion feature, the Company had the right to increase the total commitments up to $200 million and place an additional $55 million of incremental loans with the Initial Lenders or new lenders. The Initial Lenders under the Unsecured Term Loan were not obligated to make all or any portion of the incremental loans.

The Company used the proceeds of the Unsecured Term Loan, among other things, to refinance the Unsecured Delayed Draw Term Loan, to fund redevelopment projects and for other general corporate purposes.  Loans under the Unsecured Term Loan were guaranteed by the Company.

The Unsecured Term Loan matured on the earlier of (i) December 31, 2018 and (ii) the date on which the outstanding indebtedness under the Company’s existing mortgage and mezzanine facilities are repaid in full.  The Unsecured Term Loan was prepayable at any time in whole or in part, without any penalty or premium.  Amounts drawn under the Unsecured Term Loan and repaid may not have been redrawn.

The principal amount of loans outstanding under the Unsecured Term Loan bore a base annual interest rate of 6.75%.  Accrued and unpaid interest was payable in cash.

On December 27, 2017, the Borrower paid to each Initial Lender an upfront fee in an aggregate amount equal to 1.00% of the principal amount of the loan made by such Initial Lender.

The Unsecured Term Loan required that the Company at all times maintain (i) a net worth of not less than $1.0 billion, and (ii) a leverage ratio not to exceed 60.0%.

The Unsecured Term Loan included customary representations and warranties, covenants and indemnities.  The Unsecured Term Loan also had customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, failure to comply with covenants, material inaccuracy of representations or warranties, and bankruptcy or insolvency proceedings.  If there was an event of default, the lenders could have declared all or any portion of the outstanding indebtedness to be immediately due and payable, exercise any rights they might have had under any of the Unsecured Term Loan documents, and required the Borrower to pay a default interest rate on overdue amounts equal to 1.50% in excess of the then applicable interest rate.

The Company incurred $1.8 million of debt issuance costs related to the Unsecured Term Loan which was recorded as a direct deduction from the carrying amount of the Unsecured Term Loan and amortized over the term of the loan.  During the three months ended September 30, 2018, the Company fully amortized the remaining $0.9 million of unamortized debt issuance costs as a result of the full repayment of the Unsecured Term Loan on July 31, 2018.  As of September 30, 2018, the Company had no unamortized debt issuance costs related to the Unsecured Term Loan as compared to $1.5 million as December 31, 2017.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 inputs.  The Company had no derivative instruments as of September 30, 2018 (an interest rate cap associated with the Mortgage Loans and Future Funding Facility was terminated subsequent to the repayment of the Mortgage Loans and Future Funding Facility on July 31, 2018) and its derivative instruments as of December 31, 2017 consisted of only the same interest rate cap.  The Company utilized an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at December 31, 2017 was less than $0.1 million and is included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.

The Company had elected not to utilize hedge accounting, and therefore, the change in fair value was included within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months ended September 30, 2018, the Company recorded a loss of $16 thousand compared to a loss of $0.1 million for the three months ended September 30, 2017.  For the nine months September 30, 2018, the Company recorded a loss of $23 thousand compared to a loss of $0.7 million for the nine months ended September 30, 2017.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and debt obligations.  The fair value of cash equivalents is classified as Level 1 and the fair value of debt obligations is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of September 30, 2018 and December 31, 2017, the estimated fair values of the Company’s debt obligations were $1.60 billion and $1.36 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is Chairman of Sears Holdings and is the Chairman and Chief Executive Officer of ESL.  Mr. Lampert beneficially owns approximately 74.1 % of Sears Holdings’ outstanding common stock (per Schedule 13D filed October 17, 2018).  Mr. Lampert is also the Chairman of Seritage.

As of September 30, 2018, Mr. Lampert beneficially owned a 36.1% interest in the Operating Partnership and approximately 2.7% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

Subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, are parties to the Master Lease (see Note 5).

Unsecured Term Loan

On December 27, 2017, the Operating Partnership, as borrower, and the Company, as guarantor, entered into the Unsecured Term Loan with JPP, LLC, JPP II, LLC and an affiliate of Empyrean Capital Partners, L.P. as lenders, and JPP, LLC as administrative agent.

Edward S. Lampert, the Company’s Chairman, is the Chairman and Chief Executive Officer of ESL, which controls JPP, LLC and JPP II, LLC.  The terms of the unsecured loan facility were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Edward S. Lampert recusing himself).

On July 31, 2018, the Unsecured Term Loan was repaid in full.

Unconsolidated Joint Ventures

Certain unconsolidated joint ventures have engaged the Company to provide management, leasing and development services at the properties owned by the unconsolidated joint ventures.  Fees for the services performed are reported at 100% of the revenue earned from such joint ventures in management and other fee income on the condensed consolidated statements of operations.  Our share of the expenses incurred by the unconsolidated joint ventures is reported in equity in income (loss) of unconsolidated joint ventures on the condensed consolidated statements of operations and in other expenses in the combined condensed financial data in Note 4.

In addition, as of September 30, 2018, the Company had incurred $11.7 million of development expenditures at properties owned by certain unconsolidated joint ventures for which the Company will be repaid by the respective unconsolidated joint ventures.  These amounts are included in tenant and other receivables, net on the Company’s condensed consolidated balance sheets.  There were no such amounts owed to the Company as of September 30, 2017.

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

As of September 30, 2018, the Company held a 63.9% interest in the Operating Partnership and ESL held a 36.1% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

During the nine months ended September 30, 2018, 3,151,131 net Class C non-voting common shares were converted to Class A common shares.

As of September 30, 2018, 35,667,521 Class A common shares were issued and outstanding.

Class B Non-Economic Common Shares

During the nine months ended September 30, 2018, 6,501 Class B non-economic common shares were surrendered to the Company.

As of September 30, 2018, 1,322,365 Class B non-economic common shares were issued and outstanding.  The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class C Non-Voting Common Shares

During the nine months ended September 30, 2018, 3,151,131 net Class C non-voting common shares were converted to Class A common shares.

As of September 30, 2018, there were no Class C non-voting common shares issued or outstanding.

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

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2018 and 2017, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2018
October 23	December 31	January 10, 2019	$0.25
July 24	September 28	October 11	0.25
April 24	June 29	July 12	0.25
February 20	March 30	April 12	0.25
2017
October 24	December 29	January 11, 2018	$0.25
July 25	September 29	October 12	0.25
April 25	June 30	July 13	0.25
February 28	March 31	April 13	0.25

The Company’s Board of Trustees declared the following preferred stock dividends during 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2018
October 23	December 31	January 14, 2019	$0.43750
July 24	September 28	October 15	0.43750
April 24	June 29	July 16	0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$(34,744)	$17,276	$(29,145)	$(50,435)
Net (income) loss attributable to non-controlling interests	12,528	(6,762)	10,486	19,892
Preferred dividends	(1,225)	—	(3,678)	—
Net income (loss) attributable to common shareholders	$(23,441)	$10,514	$(22,337)	$(30,543)
Earnings allocated to unvested participating securities	—	(21)	—	—
Net income (loss) available to common shareholders - Basic and diluted	$(23,441)	$10,493	$(22,337)	$(30,543)

Denominator
Weighted average Class A common shares outstanding	35,597	27,758	34,939	27,810
Weighted average Class C common shares outstanding	1	6,016	596	5,875
Weighted average Class A and Class C common shares outstanding - Basic	35,598	33,774	35,535	33,685
Restricted shares and share units	—	67	—	—
Weighted average Class A and Class C common shares outstanding - Diluted	35,598	33,841	35,535	33,685

Net income (loss) per share attributable to Class A and Class C common shareholders - Basic	$(0.66)	$0.31	$(0.63)	$(0.91)
Net income (loss) per share attributable to Class A and Class C common shareholders - Diluted	$(0.66)	$0.31	$(0.63)	$(0.91)

No adjustments were made to the numerator for the three months ended September 30, 2018 or the nine months ended September 30, 2018 and September 30, 2017 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended September 30, 2018 or the nine months ended September 30, 2018 and September 30, 2017 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of September 30, 2018 and December 31, 2017, there were 111,038 and 67,037 unvested participating restricted shares and share units outstanding, respectively, and 404,708 and 245,570 total unvested restricted shares and share units outstanding, respectively.

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

The following table summarizes restricted share activity for the nine months ended September 30, 2018:

	Nine Months Ended September 30, 2018
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	245,570	$41.33
Restricted shares granted	261,059	40.80
Restricted shares vested	(99,956)	39.04
Restricted shares forfeited	(1,965)	39.10
Unvested restricted shares at end of period	404,708	$41.57

The Company recognized $2.2 million and $0.4 million in compensation expense related to the restricted shares for the three months ended September 30, 2018 and September 30, 2017, respectively, and $5.6 million and $1.2 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Such expenses are included in general and administrative expenses on the Company's condensed consolidated statements of operations.  As of September 30, 2018, there were approximately $8.8 million of total unrecognized compensation costs related to the outstanding restricted shares.

Note 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Accrued development expenditures	$25,604	$21,449
Accrued real estate taxes	21,513	17,091
Dividends and distributions payable	15,659	14,559
Accounts payable and accrued expenses	13,301	9,588
Below-market leases	12,010	14,476
Environmental reserve	9,728	11,322
Prepaid rental income	6,089	4,156
Unearned tenant reimbursements	5,500	10,522
Accrued interest	3,523	3,689
Deferred maintenance	2,581	2,581
Total accounts payable, accrued expenses and other liabilities	$115,508	$109,433

Note 16 – Subsequent Events

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code with the Bankruptcy Court.  Bankruptcy proceedings are subject to uncertainty and there can be no assurance how the Bankruptcy Court’s or other parties’ actions or decisions may affect Sears Holdings.  There can be no assurance as to whether or when Sears Holdings will successfully reorganize and emerge from bankruptcy proceedings or how the Master Lease will be impacted by the bankruptcy proceedings. Any of various outcomes may occur, any of which could have a material and adverse impact on our business, results of operations and financial condition.  The Company is monitoring, and will continue to monitor, Sears Holdings’ bankruptcy proceedings and the impact on its business.  See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item IA below.

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

Overview

Seritage Growth Properties (“Seritage”) (NYSE: SRG), a Maryland real estate investment trust formed on June 3, 2015, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code (the “Code”).  Seritage’s assets are held by and its operations are primarily conducted, directly or indirectly, through Seritage Growth Properties, L.P. (the “Operating Partnership”).  Under the partnership agreement of the Operating Partnership, Seritage, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.  Unless otherwise expressly stated or the context otherwise requires, the “Company”, “we,” “us,” and “our” as used herein refer to Seritage, the Operating Partnership, and its owned and controlled subsidiaries.

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of September 30, 2018, our portfolio included approximately 37.5 million square feet of gross leasable area (“GLA”), consisting of 211 Wholly Owned Properties totaling 32.8 million square feet of GLA across 48 states and Puerto Rico, and interests in 26 JV Properties totaling approximately 4.7 million square feet of GLA across 13 states.

As of September 30, 2018, we leased space at 129 Wholly Owned Properties to Sears Holdings pursuant to a master lease agreement (the “Master Lease”) that provides the Company with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.  Of these properties, 65 properties are leased only to Sears Holdings and 64 properties are leased to both Sears Holdings and one or more diversified, non-Sears tenants.  The remaining 82 Wholly Owned Properties include 62 properties that are leased solely to diversified, non-Sears tenants and 20 unleased properties.  As of September 30, 2018, space at 22 JV Properties was also leased to Sears Holdings pursuant to lease agreements similar to the Master Lease (the “JV Master Leases”).  Sears Holdings is the sole tenant at nine JV Properties and 13 JV properties are leased to both Sears Holdings and one or more diversified, non-Sears tenants.  Three JV Properties are leased solely to diversified, non-Sears tenants and one JV Property was unleased as of September 30, 2018.

As of September 30, 2018, there were (i) 43 Wholly Owned Properties subject to previously exercised 100% recapture or termination notices, (ii) four Wholly Owned Properties under contract for sale, and (iii) three JV Properties subject to previously exercised termination notices for which Sears was still making rental payments under terms of the Master Lease and JV Master Leases.  Taking into account this recapture, termination and transaction activity, we leased space at 82 Wholly Owned Properties and 19 JV Properties to Sears Holdings under the Master Lease and JV Master Leases, respectively, as of September 30, 2018.

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

As of September 30, 2018, we had exercised recapture rights at 70 properties, including 17 properties at which we exercised partial recapture rights, 40 properties at which we exercised 100% recapture rights (24 of which were converted from partial recapture properties), and 13 properties at which we exercised our rights to recapture only automotive care centers or outparcels.

Sears Holdings Bankruptcy Filing

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).    Bankruptcy proceedings are subject to uncertainty and there can be no assurance how the Bankruptcy Court’s or other parties’ actions or decisions may affect Sears Holdings.  There can be no assurance as to whether or when Sears Holdings will successfully reorganize and emerge from bankruptcy proceedings or how the Master Lease will be impacted by the bankruptcy proceedings. Any of various outcomes may occur, any of which could have a material and adverse impact on our business, results of operations and financial condition.  We are monitoring, and will continue to monitor, Sears Holdings’ bankruptcy proceedings and the impact on its business.  See “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item IA below.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2017 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the nine months ended September 30, 2018, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 606, Revenue from Contracts with Customers and revised Sub-topic 610-20 Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets, described in Note 2 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

Effects of Natural Disasters

Subsequent to the three months ended September 30, 2018, one of our Wholly Owned Properties located in Panama City, Florida sustained damage as a result of Hurricane Michael.  Due to the conditions on the ground, we are currently unable to determine a reliable estimate or a range of reliable estimates of the extent of the damages at this property.

While the Company continues to assess the impact of the storm on our operations at the property, we do not expect interruptions in rental payments nor do we expect to incur material capital expenditures to repair any property damage.  As such, we do not believe the damage will have a material impact on our operating results or financial position.

Results of Operations

We derive substantially all of our revenue from rents received from tenants under existing leases at each of our properties. This revenue generally includes fixed base rents and recoveries of expenses that we have incurred and that we pass through to the individual tenants, in each case as provided in the respective leases.

Our primary cash expenses consist of our property operating expenses, general and administrative expenses, interest expense, and construction and development related costs.  Property operating expenses include real estate taxes, repairs and maintenance, management expenses, insurance, ground lease costs and utilities; general and administrative expenses include payroll, office expenses, professional fees, and other administrative expenses.  In addition, we incur substantial non-cash charges for depreciation and amortization on our properties and related intangible assets and liabilities resulting from the Transaction.

Rental Income

For the three months ended September 30, 2018:

‒

The Company recognized total rental income of $41.2 million as compared to $48.2 million for the three months ended September 30, 2017.  The $7.0 million decrease was driven primarily by (i) a $6.5 million reduction of rental income under the Master Lease and (ii) lower termination fee income of $3.6 million, offset by a $3.6 million increase in diversified, non-Sears rental income.

‒

Rental income attributable to Sears Holdings was $21.4 million (excluding termination fee income of $7.0 million and straight-line rental income of ($2.2) million), or 60.3% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holdings was $27.9 million, or approximately 72.7% of total rental income earned in the period.

‒

Rental income attributable to diversified, non-Sears tenants was $14.1 million (excluding straight-line rental income of $1.1 million), or 39.7% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to diversified, non-Sears tenants was $10.5 million, or approximately 27.3% of total rental income earned in the period.

‒

Straight-line rent was $1.1 million in both the current and prior year period. The current year period included higher straight-line rent attributable to diversified, non-Sears tenants which was offset by the amortization of accrued straight-line rent that was deemed uncollectable as result of recapture and termination activity under the Master Lease.

For the nine months ended September 30, 2018:

‒

The Company recognized total rental income of $114.1 million as compared to $139.5 million for the nine months ended September 30, 2017.  The $25.4 million decrease was driven primarily by (i) a $22.2 million reduction of rental income under the Master Lease, (ii) lower termination fee income of $10.2 million and (iii) a $0.6 million decrease in straight-line rent, offset by a $8.5 million increase in diversified, non-Sears rental income.

‒

Rental income attributable to Sears Holdings was $66.6 million (excluding termination fee income of $7.2 million and straight-line rental income of ($2.7) million), or 63.2% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holdings was $88.8 million, or approximately 74.7% of total rental income earned in the period.

‒

Rental income attributable to diversified, non-Sears tenants was $38.6 million (excluding straight-line rental income of $4.4 million), or 36.8% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to diversified, non-Sears tenants was $30.1 million, or approximately 25.3% of total rental income earned in the period.

‒

Straight-line rent was $1.8 million as compared to $2.4 million for the prior year period. The current year period included the amortization of accrued straight-line rent that was deemed uncollectable as result of recapture and termination activity under the Master Lease which was partially offset by higher straight-line rent attributable to diversified, non-Sears tenants.

On an annual basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to diversified, non-Sears tenants would have represented approximately 60.1% of total annual base rental income as of September 30, 2018.

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

For the three months ended September 30, 2018:

The Company recorded tenant reimbursement income of $15.3 million compared to property operating and real estate tax expenses totaling $18.5 million, an expense recovery rate of 82.6%.  For the three months ended September 30, 2017, the Company recorded tenant reimbursement income of $15.9 million compared to property operating and real estate tax expenses totaling $15.6 million, an expense recovery rate of 101.5%.

The $2.9 million increase in property operating and real estate taxes was primarily due to (i) a $2.0 million increase in utility and certain common area maintenance expenses related to properties for which Sears Holdings paid such expenses directly during the prior year period, but for which the Company now incurs the expenses and (ii) a $0.9 million net increase in real estate taxes primarily due to certain properties that have been reassessed.

The reduction in expense recovery rate was primarily due to an increase in the amount of unleased space, including unleased space for which the Company was previously recording tenant reimbursement income as a result of termination payments under the Master Lease.

For the nine months ended September 30, 2018:

The Company recorded tenant reimbursement income of $44.5 million compared to property operating and real estate tax expenses totaling $52.9 million, an expense recovery rate of 84.2%.  For the nine months ended September 30, 2017, the Company recorded tenant reimbursement income of $47.8 million compared to property operating and real estate tax expenses totaling $49.7 million, an expense recovery rate of 96.2%.

The $3.2 million increase in property operating and real estate taxes was primarily due to a $6.1 million increase in utility and certain common area maintenance expenses related to properties for which Sears Holdings paid such expenses directly during the prior year period, but for which the Company now incurs the expenses, offset by a $2.9 million decrease in net real estate taxes primarily as a result of the disposition of interests in certain properties.

The reduction in expense recovery rate was primarily due to an increase in the amount of unleased space, including unleased space for which the Company was previously recording tenant reimbursement income as a result of termination payments under the Master Lease.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets.

For the three months ended September 30, 2018, the Company incurred depreciation and amortization expenses of $49.8 million as compared to depreciation and amortization expenses of $61.1 million in the prior year period. The decrease of $11.3 million was due primarily to (i) an $8.0 million decrease in accelerated amortization attributable to in-place lease intangible assets and (ii) approximately $3.3 million of lower net scheduled depreciation and amortization.

For the nine months ended September 30, 2018, the Company incurred depreciation and amortization expenses of $134.0 million as compared to depreciation and amortization expenses of $170.3 million in the prior year period. The decrease of $36.3 million was due primarily to (i) a $15.7 million decrease in accelerated amortization attributable to in-place lease intangible assets and (ii) approximately $20.6 million of lower net scheduled depreciation and amortization.

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

For the three months ended September 30, 2018, the Company incurred general and administrative expenses of $8.3 million, including $2.2 million of equity-based compensation, compared to general and administrative expenses of $5.3 million, including $0.4 million of equity-based compensation, for the prior year period.  The $1.8 million increase in equity-based compensation was driven primarily by the outperformance of targets related to equity awards with performance-based vesting.  The remaining $1.2 million increase was driven primarily by increased compensation and related costs resulting from an increase in personnel.

For the nine months ended September 30, 2018, the Company incurred general and administrative expenses of $24.8 million, including $5.6 million of equity-based compensation, compared to general and administrative expenses of $16.6 million, including $1.2 million of equity-based compensation, for the prior year period.  The $4.4 million increase in equity-based compensation was driven primarily by the outperformance of targets related to equity awards with performance-based vesting.  The remaining $3.8 million increase was driven primarily by (i) the $1.1 million write-off of certain transaction-related expenses and (ii) increased compensation and related costs resulting from an increase in personnel.

Gain on Sale of Real Estate

During the three months ended September 30, 2018:

−

The Company sold eleven properties in three transactions that generated gross proceeds of $42.2 million and recorded a gain of $16.7 million which is included in gain on the sale of real estate within the condensed consolidated statements of operations. The eleven properties were generally located in smaller markets and five of the properties were vacant at the time of sale.

During the nine months ended September 30, 2018:

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

The West Hartford JV is subject to (i) a revaluation upon the earlier of the first anniversary of project stabilization (as defined in the operating agreement of the West Hartford JV) or December 31, 2019, and (ii) an adjustment based on the timing, method and magnitude of the reassessment of the property for real estate tax purposes between 2018 and 2022.  Upon revaluation, the primary inputs in determining the Initial West Hartford JV Contribution Value, which consist of property operating income and total project costs, will be updated for actual results and the Final West Hartford JV Contribution Value will be calculated to yield a pre-determined rate of return to First Washington Realty.  Upon adjustment for real estate tax purposes, an amount based on the difference between actual real estate taxes and tenant recoveries for such real estate taxes will be determined and the capitalized value of such amount will be applied as the Real Estate Tax Adjustment Amount. The Final West Hartford JV Gain will not be more than $10.2 million or less than $1.0 million

Each reporting period the Company re-analyzes the primary inputs that determine the Initial West Hartford JV Contribution Value and Initial West Hartford JV Gain.   For the three months ended September 30, 2018 and the period from May 18, 2018 to September 30, 2018, there were no adjustments to the Initial West Hartford JV Contribution Value or the Initial West Hartford JV Gain resulting from such analysis

−

The Company contributed its property located in Santa Monica, CA to the Mark 302 JV and sold a 49.9% interest to an investment fund managed by Invesco Real Estate based on the Initial Mark 302 JV Contribution Value of $90.0 million. As a result of the transaction, the Company recorded the Initial Mark 302 JV Gain of $39.1 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

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

Each reporting period the Company re-analyzes the primary inputs that determine the Final Mark 302 Contribution Value and Final Mark 302 Gain.   For the three months ended September 30, 2018 and the period from March 20, 2018 to September 30, 2018, there were no adjustments to the Initial Mark 302 Contribution Value or the Initial Mark 302 Gain resulting from such analysis.

−

The Company sold 16 properties in five transactions that generated gross proceeds of $58.5 million and recorded a gain of $21.0 million which is included in gain on the sale of real estate within the condensed consolidated statements of operations. The 16 properties were generally located in smaller markets and nine of the properties were vacant at the time of sale.

Interest Expense

For the three months ended September 30, 2018, the Company incurred $30.7 million of interest expense (net of amounts capitalized) as compared to interest expense of $18.0 million for the prior year period.  The increase in interest expense was primarily driven by (i) the accelerated amortization of $6.3 million of deferred financing costs resulting from the full repayment of the Company’s Mortgage Loans Payable and Unsecured Term Loan, (ii) higher average LIBOR rates interest rates on the Company’s Mortgage Loans Payable and (iii) increased interest expense under the Company’s new Term Loan Facility as result of greater principal amounts outstanding.

For the nine months ended September 30, 2018, the Company incurred $65.0 million of interest expense (net of amounts capitalized) as compared to interest expense of $53.1 million for the prior year period.  The increase in interest expense was primarily driven by the same factors driving the increase for the three months ended September 30, 3018.

Change in Fair Value of Interest Rate Cap

For the three months ended September 30, 2018, the Company recorded a loss of $16 thousand compared to a loss of $0.1 million in the prior year period.

For the nine months ended September 30, 2018, the Company recorded a loss of $23 thousand compared to a loss of $0.7 million in the prior year period.

During the three months ended September 30, 2018, the Company terminated its interest rate cap concurrent with the repayment of the Mortgage Loans and the Future Funding Facility.

Liquidity and Capital Resources

Property rental income is our primary source of operating cash flow and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent.  Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, and distributions to shareholders and unitholders.  We believe that we currently have sufficient liquidity to fund such uses in the form of, as of September 30, 2018, (i) $581.6 million of unrestricted cash, (ii) our $400 million Incremental Funding Facility (as defined below) and (iii) anticipated cash provided by operations.  We may also raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as through asset sales or joint ventures.

On July 31, 2018, the Operating Partnership, as borrower, and we, as guarantor, entered into a Senior Secured Term Loan Agreement providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent.  The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”).  See Note 6 - Debt in the Notes to Condensed Consolidated Financial Statements.

We used a portion of the proceeds from the Initial Funding to (i) repay the Mortgage Loans and Future Funding Facility due July 2019; (ii) repay the Unsecured Term Loan due December 2018; and (iii) pay transaction and related costs.  We expect the remaining proceeds from the Initial Funding, as well as borrowings under the Incremental Funding Facility, will be used to fund our redevelopment pipeline and to pay our and our subsidiaries’ operating expenses.  Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn.  The Term Loan Facility matures on July 31, 2023.  As of September 30, 2018, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

Summary of Cash Flows

Net cash provided by operating activities was $14.3 million for the nine months ended September 30, 2018 compared to $46.2 million for the nine months ended September 30, 2017.  The primary driver of the change in cash provided by operating activities is a decrease in rental income, including base rent, tenant reimbursements and termination fees, under the Master Lease, as well as an increase in the number of unleased properties, partially offset by additional diversified, non-Sears rental income.

Net cash used by investing activities was $47.3 million for the nine months ended September 30, 2018 compared net cash provided by investing activities of $50.9 million for the nine months ended September 30, 2017.  Significant components of net cash used in investing activities include:

−	In 2018, development of real estate and property improvements, ($210.3) million;

−	In 2018, investments in unconsolidated joint ventures, ($19.5) million;
−	In 2018, net proceeds from the sale of real estate, $170.7 million;
−	In 2017, development of real estate and property improvements, ($164.1) million;
−	In 2017, investments in unconsolidated joint ventures, ($36.0) million;
−	In 2017, net proceeds from disposition of interest in unconsolidated joint ventures, $189.4 million; and
−	In 2017, net proceeds from the sale of real estate, $50.9 million.

Net cash provided by financing activities was $197.4 million for the nine months ended September 30, 2018 compared to $69.9 million for the nine months ended September 30, 2017. Significant components of net cash used in financings activities include:

−	In 2018, proceeds from the new Term Loan Facility, $1,600.0 million;
−	In 2018, repayment of the Mortgage Loans and Future Funding Facility, ($1,210.6) million;
−	In 2018, repayment of the Unsecured Term Loan, ($145.0 million);
−	In 2018, cash distributions to common stockholders and holders of Operating Partnership units, ($41.9) million;
−	In 2017, proceeds from the Future Funding Facility, $80.0 million;
−	In 2017, proceeds from the Unsecured Term Loan, $85.0 million;
−	In 2017, repayment of the Mortgage Loans and Future Funding Facility, ($50.6) million; and
−	In 2017, cash distributions to common stockholders and holders of Operating Partnership units, ($41.8) million.

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2018 and 2017, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2018
October 23	December 31	January 10, 2019	$0.25
July 24	September 28	October 11	0.25
April 24	June 29	July 12	0.25
February 20	March 30	April 12	0.25
2017
October 24	December 29	January 11, 2018	$0.25
July 25	September 29	October 12	0.25
April 25	June 30	July 13	0.25
February 28	March 31	April 13	0.25

The Company’s Board of Trustees declared the following preferred stock dividends during 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2018
October 23	December 31	January 14, 2019	$0.43750
July 24	September 28	October 15	0.43750
April 24	June 29	July 16	0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

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

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of September 30, 2018 and December 31, 2017, we did not have any off-balance sheet financing arrangements.

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts.  The table below provides a brief description of each of the 79 new redevelopment projects originated on the Seritage platform as of September 30, 2018.  These projects represent an estimated total investment of over $1.4 billion ($1.3 billion at share), of which approximately $940 million ($880 million at share) remained to be spent.

Total Project Costs under $10 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and small shop retail	29,100	Complete
Merrillville, IN	Termination property; redevelop existing store for At Home and small shop retail	132,000	Complete
Elkhart, IN	Termination property; existing store has been released to Big R Stores	86,500	Complete
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	8,200	Complete
Troy, MI	Partial recapture; redevelop existing store for At Home	100,000	Complete
Rehoboth Beach, DE	Partial recapture; redevelop existing store for andThat! and PetSmart	56,700	Complete
Henderson, NV	Termination property; redevelop existing store for At Home, Seafood City, Blink Fitness and additional retail	144,400	Complete
Cullman, AL	Termination property; redevelop existing store for Bargain Hunt, Tractor Supply and Planet Fitness	99,000	Complete
Hagerstown, MD	Recapture and repurpose auto center space for BJ's Brewhouse, Verizon and additional retail (note: property sold in Q2 2018)	15,400	Complete
Jefferson City, MO	Termination property; redevelop existing store for Orscheln Farm and Home	96,000	Complete
Guaynabo, PR	Partial recapture; redevelop existing store for Planet Fitness, Capri and additional retail and restaurants	56,100	Complete
Ft. Wayne, IN	Site densification (project expansion); new outparcels for BJ's Brewhouse and Chick-Fil-A	12,000	Complete
Albany, NY	Recapture and repurpose auto center space for BJ's Brewhouse, Ethan Allen and additional small shop retail	28,000	Substantially complete
Kearney, NE	Termination property; redevelop existing store for Marshall's, PetSmart, Ross Dress for Less and Five Below	92,500	Substantially complete
Florissant, MO	Site densification; new outparcel for Chick-Fil-A	5,000	Delivered to tenant
Dayton, OH	Recapture and repurpose auto center space for Outback Steakhouse and additional restaurants	14,100	Underway	Q4 2018
Westwood, TX	Termination property; site has been leased to Sonic Automotive and will be repurposed as an auto dealership	213,600	Underway	Q4 2018
New Iberia, LA	Termination property; redevelop existing store for Rouses Supermarkets, Hobby Lobby and small shop retail	93,100	Underway	Q1 2019
North Little Rock, AR	Recapture and repurpose auto center space for LongHorn Steakhouse and additional small shop retail	17,300	Underway	Q2 2019
St. Clair Shores, MI	100% recapture; demolish existing store and develop site for new Kroger grocery store	107,200	Underway	Q2 2019
Hopkinsville, KY	Termination property; redevelop existing store for Bargain Hunt, Farmer's Furniture, Harbor Freight Tools and small shop retail	87,900	Underway	Q2 2019
Mt. Pleasant, PA	Termination property; redevelop existing store for Aldi, Big Lots and additional retail	86,300	Underway	Q3 2019
Oklahoma City, OK	Site densification; new fitness center for Vasa Fitness	59,500	Underway	Q3 2019
Gainesville, FL	Termination property; repurpose existing store as office space for Florida Clinical Practice Association / University of Florida College of Medicine	139,100	Q4 2018	Q4 2019
Layton, UT	Termination property; a portion of the space has been leased to Extra Space Storage and will be repurposed as self storage; existing tenants include Vasa Fitness and small shop retail	172,100	Q1 2019	Q2 2019
Hampton, VA	Site densification; new outparcel for Chick-fil-A	2,200	Q1 2019	Q3 2019
Hialeah, FL	Recapture and repurpose auto center space for restaurants and small shop retail	14,000	Q2 2019	Q1 2020

Total Project Costs $10 - $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Braintree, MA	100% recapture; redevelop existing store for Nordstrom Rack, Saks OFF 5th and additional retail	90,000	Complete
Honolulu, HI	100% recapture; redevelop existing store for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	Complete
Anderson, SC	100% recapture (project expansion); redevelop existing store for Burlington Stores, Gold's Gym, Sportsman's Warehouse, additional retail and restaurants	111,300	Complete
Madison, WI	Partial recapture; redevelop existing store for Dave & Busters, Total Wine & More, additional retail and restaurants	75,300	Substantially complete
Orlando, FL	100% recapture; demolish and construct new buildings for Floor & Décor, Orchard Supply Hardware, LongHorn Steakhouse, Mission BBQ, Olive Garden and additional small shop retail and restaurants	139,200	Substantially complete
Paducah, KY	Termination property; redevelop existing store for Burlington Stores, Ross Dress for Less and additional retail	102,300	Substantially complete
Springfield, IL	Termination property; redevelop existing store for Burlington Stores, Binny's Beverage Depot, Marshall's, Orangetheory Fitness, Outback Steakhouse, CoreLife Eatery and additional small shop retail	133,400	Substantially complete
Thornton, CO	Termination property; redevelop existing store for Vasa Fitness and additional junior anchors	191,600	Substantially complete
Salem, NH	Densify site with new theatre for Cinemark and recapture and repurpose auto center for restaurant space to join existing tenant Dick's Sporting Goods	71,200	Delivered to tenants
Cockeysville, MD	Partial recapture; redevelop existing store for HomeGoods, Michael's Stores, additional junior anchors and restaurants	83,500	Delivered to tenants
Fairfax, VA	Partial recapture; redevelop existing store and attached auto center for Dave & Busters, additional junior anchors and restaurants	110,300	Underway	Q4 2018
North Hollywood, CA	Partial recapture; redevelop existing store for Burlington Stores and Ross Dress for Less	79,800	Underway	Q1 2019
North Miami, FL	100% recapture; redevelop existing store for Blink Fitness, Burlington Stores, Michael's and Ross Dress for Less	124,300	Underway	Q4 2018
Temecula, CA	Partial recapture; redevelop existing store and detached auto center for Round One, small shop retail and restaurants	65,100	Underway	Q4 2018
Warwick, RI	Termination property (project expansion); redevelop existing store and detached auto center for At Home, BJ's Brewhouse, Raymour & Flanigan, additional retail and restaurants	190,700	Underway	Q4 2018
Hialeah, FL	100% recapture; redevelop existing store for Bed, Bath & Beyond, Ross Dress for Less and dd's Discounts to join current tenant, Aldi	88,400	Underway	Q4 2018
Canton, OH	Partial recapture; redevelop existing store for Dave & Busters and restaurants	83,900	Underway	Q2 2019
North Riverside, IL	Partial recapture; redevelop existing store and detached auto center for Blink Fitness, Round One, additional junior anchors, small shop retail and restaurants	103,900	Underway	Q2 2019
Olean, NY	Termination property (project expansion); redevelop existing store for Marshall's, Ollie's Bargain Basement and additional retail	125,700	Underway	Q2 2019
West Jordan, UT	Termination property (project expansion); redevelop existing store and attached auto center for At Home, Burlington Stores and additional retail	190,300	Underway	Q2 2019
Las Vegas, NV	Partial recapture; redevelop existing store for Round One and additional retail	78,800	Underway	Q3 2019
Roseville, MI	Termination property (project expansion); redevelop existing store for At Home, Hobby Lobby, Chick-fil-A and additional retail	369,800	Underway	Q3 2019
Yorktown Heights, NY	Partial recapture; redevelop existing store for 24 Hour Fitness and additional retail	85,200	Underway	Q4 2019
Charleston, SC	100% recapture (project expansion); redevelop existing store and detached auto center for Burlington Stores and additional retail	126,700	Underway	Q4 2019
Chicago, IL (Kedzie)	Termination property; redevelop existing store for Ross Dress for Less, dd's Discounts, Blink Fitness and additional retail	123,300	Q4 2018	Q4 2019
El Paso, TX	Termination property; redevelop existing store for Ross Dress for Less, dd's Discounts and additional retail	114,700	Q4 2018	Q4 2019
Santa Cruz, CA	Partial recapture; redevelop existing store for TJ Maxx, HomeGoods and additional junior anchors	62,200	Q4 2018	Q4 2019
Warrenton, VA	Termination property; redevelop existing store for Homegoods and additional retail	97,300	Q1 2019	Q3 2019
Pensacola, FL	Termination property; redevelop existing store for BJ's Wholesale, Lucky's Market and restaurants	134,700	Q1 2019	Q1 2020
Vancouver, WA	Partial recapture; redevelop existing store for Round One and additional retail and restaurants	72,400	Q1 2019	Q2 2020
Saugus, MA	Partial recapture; redevelop existing store and detached auto center (note: temporarily postponed while the Company identifies a new lead tenant)	99,000	To be determined

Total Project Costs over $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Memphis, TN	100% recapture; demolish and construct new buildings for LA Fitness, Nordstrom Rack, Ulta Beauty, Hopdoddy Burger Bar and additional junior anchors, restaurants and small shop retail	135,200	Complete
St. Petersburg, FL	100% recapture; demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart, Five Below, Chili's Grill & Bar, Pollo Tropical, LongHorn Steakhouse, Verizon and additional small shop retail and restaurants	142,400	Complete
West Hartford, CT	100% recapture; redevelop existing store and detached auto center for buybuyBaby, Cost Plus World Market, REI, Saks OFF Fifth, other junior anchors, Shake Shack and additional small shop retail (note: contributed to West Hartford JV in Q2 2018)	147,600	Substantially complete
Wayne, NJ	Partial recapture (project expansion); redevelop existing store and detached auto center for Cinemark, Dave & Busters and additional junior anchors and restaurants (note: contributed to GGP II JV in Q3 2017)	156,700	Delivered to tenant
Carson, CA	100% recapture (project expansion); redevelop existing store for Burlington Stores, Ross Dress for Less, Gold's Gym and additional retail	163,800	Underway	Q1 2019
Watchung, NJ	100% recapture; demolish full-line store and detached auto center and construct new buildings for Cinemark, HomeSense, Sierra Trading Post, Ulta Beauty, Chick-fil-A, small shop retail and additional restaurants	126,700	Underway	Q2 2019
Austin, TX	100% recapture (project expansion); redevelop existing store for AMC Theatres, additional junior anchors and restaurants	177,400	Underway	Q3 2019
El Cajon, CA	100% recapture; redevelop existing store and auto center for Ashley Furniture, Bob's Discount Furniture, Burlington Stores and additional retail and restaurants; a portion of the space has been leased to Extra Space Storage and will be repurposed as self storage	242,700	Underway	Q3 2019
Anchorage, AK	100% recapture; redevelop existing store for Guitar Center, Safeway, Planet Fitness and additional retail to join current tenant, Nordstrom Rack	142,500	Underway	Q4 2019
Aventura, FL	100% recapture; demolish existing store and construct new, multi-level open air retail destination featuring a leading collection of experiential shopping, dining and entertainment concepts alongside a treelined esplanade and activated plazas	216,600	Underway	Q4 2019
East Northport, NY	Termination property; redevelop existing store and attached auto center for AMC Theatres, 24 Hour Fitness, Floor & Decor and small shop retail	179,700	Underway	Q4 2019
Greendale, WI	Termination property; redevelop existing store and attached auto center for Dick's Sporting Goods, Golf Galaxy, Round One, TJ Maxx, additional retail and restaurants	223,800	Underway	Q4 2019
Reno, NV	100% recapture; redevelop existing store and auto center for Round One and additional retail	169,800	Underway	Q4 2019
San Diego, CA	100% recapture; redevelop existing store into two highly-visible, multi-level buildings with exterior facing retail space leased to Equinox Fitness and a premier mix of experiential shopping, dining, and entertainment concepts (note: contributed to UTC JV in Q2 2018)	206,000	Underway	Q4 2019
Santa Monica, CA	100% recapture; redevelop existing building into premier, mixed-use asset featuring unique, small-shop retail and creative office space (note: contributed to Mark 302 JV in Q1 2018)	96,500	Underway	Q4 2019
Tucson, AZ	100% recapture; redevelop existing store and auto center for Round One and additional retail	224,300	Underway	Q4 2019
Fairfield, CA	100% recapture (project expansion); redevelop existing store and auto center for Dave & Busters, AAA Auto Repair Center and additional retail	146,500	Underway	Q1 2020
Roseville, CA	Termination property (project expansion): redevelop existing store and auto center for Cinemark, Round One, AAA Auto Repair Center, additional retail and restaurants	147,400	Underway	Q2 2020
Plantation, FL	100% recapture (project expansion); redevelop existing store and auto center for GameTime, Powerhouse Gym, additional retail and restaurants	184,400	Q4 2018	Q1 2020
San Antonio, TX	Termination property (project expansion); redevelop existing store for Bed Bath & Beyond, buybuyBaby, additional retail and fitness to complement repurposed auto center occupied by Orvis, Jared's Jeweler and Shake Shack	215,900	Q4 2018	Q2 2020
Asheville, NC	100% recapture; redevelop existing store and auto center for Alamo Drafthouse, restaurants and small shop retail	110,600	Q1 2019	Q3 2020

Non-GAAP Supplemental Financial Measures and Definitions

The Company makes reference to NOI, Total NOI, FFO, Company FFO, EBITDAre and Company EBITDA which are considered non-GAAP measures.

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

The Company makes certain adjustments to EBITDAre, which it refers to as Company EBITDA, to account for certain non-cash and non-comparable items, such as termination fee income, changes in fair value of interest rate cap, litigation charges, acquisition-related expenses and certain up-front-hiring and personnel costs that it does not believe are representative of ongoing operating results.

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

The Company makes certain adjustments to FFO, which it refers to as Company FFO, to account for certain non-cash and non-comparable items, such as termination fee income, changes in fair value of interest rate cap, litigations charges, acquisition-related expenses, amortization of deferred financing costs and up-front-hiring and personnel costs, that it does not believe are representative of ongoing operating results.

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

The following table reconciles NOI and Total NOI to GAAP net income (loss) for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
NOI and Total NOI	2018	2017	2018	2017
Net (loss) income	$(34,744)	$17,276	$(29,145)	$(50,435)
Termination fee income	(6,988)	(10,596)	(7,162)	(17,360)
Management and other fee income	(115)	—	(1,029)	—
Depreciation and amortization	49,830	61,059	134,048	170,293
General and administrative expenses	8,338	5,272	24,808	16,639
Equity in loss of unconsolidated joint ventures	2,266	3,686	7,006	4,226
Gain on sale of interests in unconsolidated joint ventures	—	(43,729)	—	(43,729)
Gain on sale of real estate	(17,401)	(13,018)	(93,419)	(13,018)
Interest and other income	(1,162)	(352)	(2,298)	(472)
Interest expense	30,723	18,049	65,004	53,072
Change in fair value of interest rate cap	16	91	23	686
Provision for income taxes	93	—	437	266
NOI	$30,856	$37,738	$98,273	$120,168
NOI of unconsolidated joint ventures	4,337	4,830	14,102	18,328
Straight-line rent adjustment (1)	885	1,230	(2,289)	(2,396)
Above/below market rental income/expense (1)	(365)	(212)	(1,034)	(902)
Total NOI	$35,713	$43,586	$109,052	$135,198

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles EBITDAre and Adjusted EBITDAre to GAAP net income (loss) for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
EBITDAre and Company EBITDA	2018	2017	2018	2017
Net (loss) income	$(34,744)	$17,276	$(29,145)	$(50,435)
Interest expense	30,723	18,049	65,004	53,072
Provision for income and other taxes	93	—	437	266
Depreciation and amortization	49,830	61,059	134,048	170,293
Depreciation and amortization (unconsolidated joint ventures)	3,671	4,755	10,980	18,583
Gain on sale of interests in unconsolidated joint ventures	—	(43,729)	—	(43,729)
Gain on sale of real estate	(17,401)	(13,018)	(93,419)	(13,018)
EBITDAre	$32,172	$44,392	$87,905	$135,032
Termination fee income	(6,988)	(10,596)	(7,162)	(17,360)
Change in fair value of interest rate cap	16	91	23	686
Company EBITDA	$25,200	$33,887	$80,766	$118,358

The following table reconciles FFO and Company FFO to GAAP net income (loss) for the for the three and nine months ended September 30, 2018 and September 30, 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO and Company FFO	2018	2017	2018	2017
Net (loss) income	$(34,744)	$17,276	$(29,145)	$(50,435)
Real estate depreciation and amortization (consolidated properties)	49,266	60,483	132,364	169,158
Real estate depreciation and amortization (unconsolidated joint ventures)	3,671	4,755	10,980	18,583
Gain on sale of interests in unconsolidated joint ventures	—	(43,729)	—	(43,729)
Gain on sale of real estate	(17,401)	(13,018)	(93,419)	(13,018)
Dividends on preferred shares	(1,225)	—	(3,678)	—
FFO attributable to common shareholders and unitholders	$(433)	$25,767	$17,102	$80,559
Termination fee income	(6,988)	(10,596)	(7,162)	(17,360)
Change in fair value of interest rate cap	16	91	23	686
Amortization of deferred financing costs	6,631	2,329	10,221	6,390
Company FFO attributable to common shareholders and unitholders	$(774)	$17,591	$20,184	$70,275

FFO per diluted common share and unit	$(0.01)	$0.46	$0.31	$1.45
Company FFO per diluted common share and unit	$(0.01)	$0.32	$0.36	$1.26

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	35,598	33,841	35,535	33,685
Weighted average OP units outstanding	20,119	21,832	20,165	21,916
Weighted average common shares and units outstanding	55,717	55,673	55,700	55,601

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2017 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of September 30, 2018, we had $1.60 billion of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility that is not subject to interest rate fluctuations.

Fair Value of Debt

As of September 30, 2018, the estimated fair value of our debt was $1.60 billion.  The estimated fair value of our debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Operations

We will continue to have material exposure to Sears Holdings, as a tenant, until we further diversify the tenancy of our portfolio, and an event that has a material adverse effect on Sears Holdings’ business, financial condition or results of operations could have a material adverse effect on our business, financial condition or results of operations.

As of September 30, 2018, Sears Holdings is a lessee at a significant number of our properties, consisting of 129 Wholly Owned Properties pursuant to the Master Lease and 22 JV Properties pursuant to the JV Master Leases, and accounts for a majority of our in-place revenues.  Also, as of September 30, 2018, there were (i) 43 Wholly Owned Properties subject to previously exercised 100% recapture or termination notices, (ii) four Wholly Owned Properties under contract for sale, and (iii) three JV Properties subject to previously exercised termination notices for which Sears Holdings was still making rental payments under terms of the Master Lease and JV Master Leases.  Taking into account this recapture, termination and transaction activity, Sears Holdings is the lessee at 82 Wholly Owned Properties and 19 JV Properties Holdings under the Master Lease and JV Master Leases as of September 30, 2018.

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

On October 15, 2018, Sears Holdings and certain of its subsidiaries filed voluntary petitions for relief under chapter 11 of the Bankruptcy Code.  In light of Sears Holdings’ recent bankruptcy filing and the substantial doubt that exists relating to Sears Holdings’ ability to continue as a going concern, Sears Holdings may not in the short term or long term have sufficient assets, income and access to financing to enable it to satisfy its payment obligations, including those under the Master Lease.   In addition, Sears Holdings has disclosed that its domestic pension and postretirement benefit plan obligations are currently underfunded, and Sears Holdings has utilized the protections of the Bankruptcy Code to not make payments on certain of its outstanding indebtedness when such payments were due. The inability or unwillingness of Sears Holdings to meet its rent obligations and other obligations under the Master Lease could materially adversely affect our business, financial condition or results of operations, including a reduction in operating cash flow that can be used to pay the interest, principal and other costs and expenses under our financings, or to pay cash dividends to Seritage shareholders.  As a result of Sears Holdings’ bankruptcy, our business, financial condition or results of operations could also be materially adversely affected.

Sears Holdings’ bankruptcy and our exposure to rental payments from Sears Holdings as a significant source of our rental income may limit our ability to enforce our rights under the Master Lease.  In addition, we may be limited in our ability to enforce our rights under the Master Lease because it is a unitary lease and does not provide for termination with respect to individual properties by reason of the default of the tenant.  Failure by Sears Holdings to comply with the terms of the Master Lease or to comply with the regulations to which the leased properties are subject could require us to find another master lessee for all such leased property and there could be a decrease or cessation of rental payments by Sears Holdings.  In such event, we may be unable to locate a suitable master lessee or a lessee for individual properties at similar rental rates and other obligations and in a timely manner or at all, which would have the effect of reducing our rental revenues.  In addition, each JV is subject to similar limitations on enforcements of remedies and risks under its respective JV Master Lease, which could reduce the value of our investment in, or distributions to us by, one or more of the JVs.

Bankruptcy proceedings are necessarily subject to uncertainty and there can be no assurance how the bankruptcy court’s or other parties’ actions or decisions may affect Sears Holdings.  There can be no assurance as to whether or when Sears Holdings will successfully reorganize and emerge from bankruptcy proceedings or how the Master Lease will be impacted by the bankruptcy proceedings.  Outcomes not currently foreseen by us may occur, any of which could have a material and adverse impact on our business, results of operations and financial condition.

Sears Holdings’ bankruptcy, or the bankruptcy or insolvency of any of our other tenants, could result in the termination of such tenant’s lease and material losses to us.

Sears Holdings’ recent bankruptcy, or the bankruptcy or insolvency of any of our other tenants, could diminish the rental revenue we receive from that property or could force us to “take back” tenant space as a result of a default or a rejection of the lease by a tenant in bankruptcy.  In particular, the recent bankruptcy of Sears Holdings, which is our largest tenant, could result in a loss of a majority of our in-place rental revenue and could materially and adversely affect us.  Any claims against bankrupt tenants for unpaid future rent would be subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under their leases or no payments at all.  In addition, any claim we have for unpaid past rent will likely not be paid in full.  Federal law may prohibit us from evicting Sears Holdings as a tenant based solely upon its recent bankruptcy filing (or any other tenant in the event of such other tenant’s bankruptcy or insolvency).  We may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms. If we do re-lease rejected space, we may incur costs for brokerage, marketing and tenant expenses.

As of September 30, 2018, Sears Holdings is a lessee at a significant number of our properties.  Bankruptcy laws afford certain protections to tenants that may also affect the Master Lease or JV Master Leases.  Subject to certain restrictions, a tenant under a master lease generally is required to assume or reject the master lease as a whole, rather than making the decision on a property-by-property basis.  This prevents the tenant from assuming only the better performing properties and terminating the master lease with respect to the poorer performing properties.  While we believe that our Master Lease and JV Master Lease are unitary leases that would need to be assumed or rejected as a whole in any bankruptcy proceeding, whether or not a bankruptcy court would require that a master lease be assumed or rejected as a whole depends upon a “facts and circumstances” analysis considering a number of factors, including the parties’ intent, the nature and purpose of the relevant documents, whether there was separate and distinct consideration for each property included in the master lease, the provisions contained in the relevant documents and applicable state law.  If the bankruptcy court in Sears Holdings’ bankruptcy were to allow the Master Lease or a JV Master Lease to be rejected in part, certain underperforming leases related to properties we or the applicable JV as landlord under a JV Master Lease, respectively, own could be rejected by the tenant in bankruptcy while tenant-favorable leases are allowed to remain in place, thereby adversely affecting payments to us derived from the properties. For this and other reasons, the recent Sears Holdings bankruptcy could materially and adversely affect our business, results of operations and financial condition.

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

Covenants in our term loan facility may limit our operational flexibility and a covenant breach or default could adversely affect our business and financial condition.

Our term loan facility includes certain financial metrics to govern springing collateral and certain covenant exceptions set forth in the agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion.  Any failure to satisfy any of these financial metrics will limit our ability to dispose of assets via sale or joint venture and will trigger the springing mortgage and collateral requirement, but will not result in an event of default, mandatory amortization, cash flow sweep or similar provision.  The term loan facility also includes certain limitations relating to, among other activities, our ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

The term loan facility also provides for a $400 million incremental facility. Our ability to access the incremental facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to certain signed but not open leases) for the fiscal quarter ending prior to the date of incurrence of the incremental facility, of not less than $200 million and (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to certain signed but not open leases) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million.

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

SERITAGE GROWTH PROPERTIES

Dated: November 2, 2018	/s/ Benjamin Schall
	By:	Benjamin Schall
President and Chief Executive Officer

Dated: November 2, 2018	/s/ Brian Dickman
	By:	Brian Dickman
Executive Vice President and Chief Financial Officer