Form 10-K
period 2018-12-31
Seritage Growth Properties
filed 2019-03-01
CIK 1628063

F21

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

On June 29, 2018, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,486,600,000 based upon the closing price of $42.43 of the common stock as reported on the New York Stock Exchange on such date.

As of February 22, 2019, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	35,667,521
Class B common shares of beneficial interest, par value $0.01 per share	1,322,365
Class C common shares of beneficial interest, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Seritage Growth Properties’ Proxy Statement for its 2018 Annual Meeting of Shareholders, to be held April 30, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SERITAGE GROWTH PROPERTIES

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2018

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events.  Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them.  The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in retail, real estate and general economic conditions;
•	Our current dependence on Sears Holdings Corporation and/or its successor(s) for a significant amount of our in-place revenue;
•	Sears Holdings Corporation’s recent bankruptcy;
•	Uncertainties regarding the new master lease recently executed with certain affiliates of Transform Holdco LLC;
•	Risks relating to our recapture and redevelopment activities and potential acquisition or disposition of properties;
•	Our relatively limited operating history as an independent public company;
•	The terms of our indebtedness;
•	Environmental, health, safety and land use laws and regulations;
•

The effects of the legislation known as the “Tax Cuts and Jobs Act” and any future amendments or interpretive guidance in connection therewith, as well as any other changes in federal, state, or local tax law, including legislative, administrative, regulatory or other actions affecting REITs or changes in interpretations thereof or increased taxes resulting from tax audits; and

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

Seritage is principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail real estate throughout the United States.  As of December 31, 2018, our portfolio consisted of approximately 36.3 million square feet of gross leasable area (“GLA”), including 206 wholly owned properties totaling approximately 31.6 million square feet of GLA across 48 states and Puerto Rico (the “Wholly Owned Properties), and interests in 26 joint venture properties totaling over 4.7 million square feet of GLA across 13 states (the “JV Properties”).

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

As of December 31, 2018, we leased space at 86 Wholly Owned Properties to Sears Holdings pursuant to a master lease agreement (the “Master Lease”) that provided the Company with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.  Of these properties, 49 properties were leased only to Sears Holdings and 37 properties are leased to both Sears Holdings and one or more diversified, non-Sears tenants as of December 31, 2018.  The remaining 120 Wholly Owned Properties included 89 properties that are leased solely to diversified, non-Sears tenants and 31 unleased properties.  As of December 31, 2018, space at 19 JV Properties was also leased to Sears Holdings pursuant to lease agreements similar to the Master Lease (the “JV Master Leases”).  As of December 31, 2018, Sears Holdings was the sole tenant at seven JV Properties and 12 JV properties are leased to both Sears Holdings and one or more diversified, non-Sears tenants.  Five JV Properties were leased solely to diversified, non-Sears tenants and two JV Properties were unleased as of December 31, 2018.

As of December 31, 2018, there were four Wholly Owned Properties subject to previously exercised 100% recapture notices and five Wholly Owned Properties under contract for sale.  Taking into account this recapture and transaction activity, we leased space at 77 Wholly Owned Properties and 19 JV Properties to Sears Holdings under the Master Lease and JV Master Leases, respectively, as of December 31, 2018.

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On February 11, 2019, Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., completed the acquisition of an approximately 425-store retail footprint and other assets and component businesses of Sears Holdings on a going-concern basis (the “Holdco Acquisition”).  In connection with the Holdco Acquisition, Holdco acquired certain designation rights (which rights must be exercised by April 12, 2019) with respect to certain executory contracts and leases of Sears Holdings, including our Master Lease with Sears Holdings. On February 28, 2019, we and certain affiliates of Holdco executed a master lease with respect to 51 Wholly Owned Properties (the “Holdco Master Lease”).  A condition to the performance and obligations provided for in the Holdco Master Lease is the rejection of the Master Lease.  On February 28, 2019, Sears Holdings filed a notice with the Bankruptcy Court seeking an order of the Bankruptcy Court approving the rejection of the Master Lease.  The rejection will become effective by either (i) the Bankruptcy Court issues an order approving the rejection of the Master Lease or (ii) the Master Lease is deemed to be rejected pursuant to the operation of the Bankruptcy Code.  As a result of this condition there can be no assurance as to the commencement of our and Holdco’s performance and obligations provided for in the Holdco Master Lease and/or the timing thereof.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc.  Mr. Lampert is also the Chairman of Seritage and the Chairman of the Board of each of the tenant entities that is a party to the Holdco Master Lease.

Business Strategies

Our primary objective is to create value for our shareholders through the re-leasing and redevelopment of the majority of our Wholly Owned Properties and JV Properties.  In doing so, we expect to meaningfully grow net operating income (“NOI”) by re-leasing existing space to diversified, non-Sears tenants at materially higher rents and densifying select sites with additional retail and mixed-use development.  In order to achieve our objective, we intend to execute the following strategies:

•

Convert single-tenant buildings into multi-tenant properties at meaningfully higher rents.  We intend to increase NOI and diversify our portfolio by actively redeveloping space at our properties and re-leasing such space to new, diversified tenants at higher rents than those currently or formerly paid for space occupied by Sears and Kmart prior to redevelopment.

We seek to optimize the mix of tenants at, and maximize the value of, our properties by focusing on growing national retailers and taking into account customer demographics and the competitive environment of each property's market area.  We believe that the superior real estate locations, diversity of property types and national footprint that characterize our portfolio, make us well-positioned to meet the store growth needs of retailers across a variety of sectors and concepts.  As we lease space to such retailers, we aim to create multi-tenant shopping centers that command superior rents and valuations due to their prime locations, synergies with adjoining retailers and proximity to productive malls and shopping centers.

•

Maximize value of vast land holdings through retail and mixed-use densification.  As of December 31, 2018, our portfolio included approximately 3,000 acres of land, or an average of 13 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas and the Northeast.  We believe these land holdings will provide meaningful opportunities for additional retail and mixed-use development.

In particular, we have identified approximately three dozen sites that we believe have the real estate characteristics and demographic profile to support integrated mixed-use development, including retail, residential, office and other uses.  Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites, as well as others throughout the portfolio, will provide attractive and value-enhancing redevelopment opportunities.  In 2018, the Company solidified a portion of its mixed-used and densification pipeline by receiving entitlements for 1,750 residential units, 1.4 million square feet of office space and 500 hotel keys across four unique projects.

•

Leverage existing and future joint venture relationships with leading real estate and financial partners.  As of December 31, 2018, we owned 50% interests in 26 JV Properties, including three joint ventures with institutional capital partners and 23 joint ventures with leading regional mall REITs, each of which is focused on driving value creation at the JV Properties through the same intensive re-leasing and redevelopment activities we pursue at our Wholly Owned Properties.

We expect to participate in future joint ventures to leverage our human and capital resources and pursue additional value-creating projects.  We will generally seek partners that provide incremental development expertise and/or capital, or, as a result of circumstances, allow us to create more value together than we believe we could create on our own.

•

Maintain a flexible capital structure to support value creation activities.  We expect to maintain a capital structure that provides us with the financial flexibility and capacity to fund our redevelopment opportunities.  We believe that our current capital structure, specifically the $2.0 billion term loan facility we entered into in 2018, positions us with sufficient liquidity and flexibility to execute our redevelopment business strategy.  We believe that we will continue to have access to additional forms of capital to fund value-creating projects, including through the public or private issuance of certain equity and debt securities and, subject to compliance with certain provisions or the consent of our lender under the $2.0 billion term loan facility, the ability to raise capital through asset sales and additional joint ventures.

Significant Tenants

As of December 31, 2018, a significant number of our real estate properties were leased to Sears Holdings, and a significant amount of our in-place rental revenues were derived from the Master Lease.  On February 28, 2019, we and certain affiliates of Holdco executed the Holdco Master Lease.  A condition to the performance and obligations provided for in the Holdco Master Lease is the rejection of the Master Lease.  On February 28, 2019, Sears Holdings filed a notice with the Bankruptcy Court seeking an order of the Bankruptcy Court approving the rejection of the Master Lease.  The rejection will become effective by either (i) the Bankruptcy Court issues an order approving the rejection of the Master Lease or (ii) the Master Lease is deemed to be rejected pursuant to the operation of the Bankruptcy Code.  As a result of this condition there can be no assurance as to the commencement of our and Holdco’s performance and obligations provided for in the Holdco Master Lease and/or the timing thereof.  A material amount of our rental income is expected to be derived from the Holdco Master Lease until we further diversify the tenancy of our portfolio.  See “Risk Factors—Risks Related to Our Business and Operations.”

The Holdco Master Lease contains provisions that can help facilitate the diversification of our tenant base. The Holdco Master Lease provides us with the right to recapture up to approximately 50% of the space occupied by Holdco at all properties (other than five specified properties in Puerto Rico and California). Additionally, beginning in the second year of the term of the Holdco Master Lease, we have the right to recapture 100% of the space occupied by Holdco at any of the properties included in the Holdco Master Lease (other than five specified properties located in Puerto Rico and California) without making a recapture payment to Holdco.  The right to recapture 100% of any property is limited to 10 properties in each year of the Holdco Master Lease term, with carry-over rights if less than 10 properties are recaptured in any year of the Holdco Master Lease term.  Holdco has the right, at any time, to terminate the Holdco Master Lease with respect to any property upon the payment of a termination fee equal to one year of base rent plus annual taxes and other operating expenses, without the requirement that such property is EBITDA negative as is required under the Master Lease.  Additionally, unlike the Master Lease, beginning in the second year of the term of the Holdco Master Lease, Holdco has the right to terminate without payment of a termination fee: (i) up to 16 properties in the second year of the Holdco Master Lease term, (ii) up to 12 properties in the third year of the Holdco Master Lease term, (iii) up to 10 properties in the fourth year of the Holdco Master Lease term, and (iv) thereafter, the remaining properties, in each instance with carry-over rights if less than the maximum permitted number of properties are terminated in any lease year.

As of December 31, 2018, a substantial majority of the space at the JV Properties was leased to Sears Holdings under the JV Master Leases. As of the date hereof, none of the existing JV Master Leases have been assumed or rejected.  There can be no assurance that any such leases will not be assumed or rejected, or that Sears Holdings will continue to perform its obligations under the existing JV Master Leases to which it is a party.

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

Environmental Matters

Our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes.  Certain of the properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures.  In addition, a substantial portion of the properties we acquired from Sears Holdings currently include, or previously included, automotive care center facilities and retail fueling facilities, and are or were subject to laws and regulations governing the handling, storage and disposal of hazardous substances contained in some of the products or materials used or sold in the automotive care center facilities (such as motor oil, fluid in hydraulic lifts, antifreeze and solvents and lubricants), the recycling/disposal of batteries and tires, air emissions, wastewater discharges and waste management.  In addition to these products or materials, the equipment in use or previously used at such properties, such as service equipment, car lifts, oil/water separators, and storage tanks, has been subject to increasing environmental regulation relating to, among other things, the storage, handling, use, disposal, and transportation of hazardous materials.  The Master Lease obligated Sears Holdings to comply with applicable environmental laws and to indemnify us if their noncompliance results in losses or claims against us, and to remove all automotive care center equipment and facilities upon the expiration or sooner termination of the Master Lease. The Holdco Master Lease contains, and we expect other leases to include, similar provisions for other operators of their respective spaces with respect to environmental matters first arising during their occupancy.  An operator’s failure to comply could result in fines and penalties or the requirement to undertake corrective actions which may result in significant costs to the operator and thus adversely affect their ability to meet their obligations to us.

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

Under the Master Lease, Sears Holdings is required to indemnify us from certain environmental liabilities at the Wholly Owned Properties before or during the period in which each Wholly Owned Property is leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease to which Sears Holdings is a party includes a similar requirement of Sears Holdings).  In addition, an environmental reserve was funded at the closing of the Transaction in the amount of approximately $12.0 million.  As of December 31, 2018, the balance of the environmental reserve was approximately $9.5 million.

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

Employees

As of February 22, 2019, we had 69 full-time employees.  Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

Available Information

Our principal offices are located at 500 Fifth Avenue, New York, New York 10110 and our telephone number is (212) 355-7800. Our website address is www.seritage.com. Our reports electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics as well as the charters of our audit, compensation and nominating and corporate governance committees. The information on our website is not part of this or any other report we file with or furnish to the SEC.

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

Risks Related to Our Business and Operations

Sears Holdings’ bankruptcy could result in a material adverse effect on our business, financial condition or results of operations.

A significant number of our real estate properties have been leased to Sears Holdings and a significant amount of our in-place rental revenues have been derived from the Master Lease and the JV Master Leases.  As of December 31, 2018, we leased space at 86 Wholly Owned Properties to Sears Holdings pursuant to the Master Lease and 19 JV Properties pursuant to JV Master Leases.  Taking into account certain recapture and transaction activity, we leased space at 77 Wholly Owned Properties and 19 JV Properties to Sears Holdings under the Master Lease and JV Master Leases, respectively, as of December 31, 2018.

As a result of Sears Holdings’ bankruptcy, our business, financial condition or results of operations could also be materially adversely affected. Sears Holdings’ recent bankruptcy is expected to diminish the rental revenue we receive from properties subject to our Master Lease with Sears Holdings and could force us to “take back” tenant space as a result of a default or a rejection of the lease by Sears Holdings in bankruptcy.

The inability or unwillingness of Sears Holdings to meet rent obligations and other obligations could materially adversely affect our business, financial condition or results of operations, including a reduction in operating cash flow that can be used to pay the interest, principal and other costs and expenses under our financings, or to pay cash dividends to Seritage shareholders.  Any claims against Sears Holdings are subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under their leases or no payments at all.  In addition, any claim we have for unpaid past rent will likely not be paid in full.  Federal law may prohibit us from evicting Sears Holdings based solely upon its recent bankruptcy filing.  We may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms.  If we do re-lease rejected space, we may incur costs for brokerage, marketing and tenant expenses.

We may be limited in our ability to enforce our rights under the Master Lease because it is a unitary lease and does not provide for termination with respect to individual properties by reason of the default of the tenant. In addition, each JV is subject to similar limitations on enforcements of remedies and risks under its respective JV Master Lease as currently in effect, which could reduce the value of our investment in, or distributions to us by, one or more of the JVs.

There can be no assurance as to how Sears Holdings will perform during the pendency of its bankruptcy.  Outcomes not currently foreseen by us may occur, any of which could have a material and adverse impact on our business, results of operations and financial condition.

In addition, although we believe that the Master Lease is a “true lease” for purposes of bankruptcy law, it is possible that a bankruptcy court could re-characterize the lease transaction set forth in the Master Lease as a secured lending transaction.  If the Master Lease is judicially recharacterized as a secured lending transaction, we would not be treated as the owner of the property and could lose certain rights as the owner in the bankruptcy proceeding. In addition, each JV is subject to this risk with respect to its JV Master Lease, which could reduce the value of our investment in, or distribution to us by, one or more of the JVs.

We will continue to have material exposure to Sears Holdings as a tenant unless and until the Master Lease is rejected and the Holdco Master Lease becomes effective.

On February 11, 2019, Holdco, an affiliate of ESL Investments, Inc., completed the Holdco Acquisition.  In connection with the Holdco Acquisition, Holdco acquired certain designation rights (which rights must be exercised by April 12, 2019) with respect to certain executory contracts and leases of Sears Holdings, including our Master Lease with Sears Holdings. On February 28, 2019, we and certain affiliates of Holdco executed the Holdco Master Lease.  A condition to the performance and obligations provided for in the Holdco Master Lease is the rejection of the Master Lease.  On February 28, 2019, Sears Holdings filed a notice with the Bankruptcy Court seeking an order of the Bankruptcy Court approving the rejection of the Master Lease.  The rejection will become effective by either (i) the Bankruptcy Court issues an order approving the rejection of the Master Lease or (ii) the Master Lease is deemed to be rejected pursuant to the operation of the Bankruptcy Code.  As a result of this condition there can be no assurance as to the commencement of our and Holdco’s performance and obligations provided for in the Holdco Master Lease and/or the timing thereof.

If the Holdco Master Lease becomes effective, we will have material exposure to Holdco as a tenant until we further diversify the tenancy of our portfolio, and an event that has a material adverse effect on Holdco’s business, financial condition or results of operations could have a material adverse effect on our business, financial condition or results of operations.

Upon the effectiveness of the Holdco Master Lease, the inability or unwillingness of Holdco to meet rent obligations and other obligations could materially adversely affect our business, financial condition or results of operations, including a reduction in operating cash flow that can be used to pay the interest, principal and other costs and expenses under our financings, or to pay cash dividends to Seritage shareholders.

Under the Holdco Master Lease, Holdco is required to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with its business, subject to proportionate sharing of certain of these expenses with occupants of the remainder of the space not leased to Holdco.

Our exposure to rental payments from Holdco as a material source of our rental income in future periods may limit our ability to enforce our rights under the Holdco Master Lease. In addition, we may be limited in our ability to enforce our rights under the Holdco Master Lease because it is a unitary lease and does not provide for termination with respect to individual properties by reason of the default of the tenant. Failure by Holdco to comply with the terms of the Holdco Master Lease or to comply with the regulations to which the leased properties are subject could require us to find another master lessee for all such leased property and there could be a decrease or cessation of rental payments by Holdco. In such event, we may be unable to locate a suitable master lessee or a lessee for individual properties at similar rental rates and other obligations and in a timely manner or at all, which would have the effect of reducing our rental revenues.

There can be no assurance as to how Holdco will perform in the future.  Outcomes not currently foreseen by us may occur, any of which could have a material and adverse impact on our business, results of operations and financial condition.

The future bankruptcy or insolvency of any of our tenants, including Holdco, could result in the termination of such tenant’s lease and material losses to us.

The future bankruptcy or insolvency of any of our tenants, including Holdco, could diminish the rental revenue we receive from that property or could force us to “take back” tenant space as a result of a default or a rejection of the lease by a tenant in bankruptcy. Any claims against bankrupt tenants for unpaid future rent are subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under their leases or no payments at all.  In addition, any claim we have for unpaid past rent may not be paid in full.  Federal law may prohibit us from evicting a tenant based solely upon its recent bankruptcy filing (or a tenant in the event of such tenant’s bankruptcy or insolvency).  We may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms. If we do re-lease rejected space, we may incur costs for brokerage, marketing and tenant expenses.

Bankruptcy laws afford certain protections to tenants that may also affect the treatment of master leases, such as the Holdco Master Lease or JV Master Leases. Subject to certain restrictions, a tenant under a master lease generally is required to assume or reject the master lease as a whole, rather than making the decision on a property-by-property basis.  This prevents the tenant from assuming only the better performing properties and terminating the master lease with respect to the poorer performing properties.

As noted above, on February 28, 2019, we and certain affiliates of Holdco executed the Holdco Master Lease with respect to 51 Wholly Owned Properties. While we believe that our Holdco Master Lease and the JV Master Leases constitute unitary leases that would need to be assumed or rejected as a whole in any bankruptcy proceeding, whether or not a bankruptcy court would require that a master lease be assumed or rejected as a whole depends upon a “facts and circumstances” analysis considering a number of factors, including the parties’ intent, the nature and purpose of the relevant documents, whether there was separate and distinct consideration for each property included in the master lease, the provisions contained in the relevant documents and applicable state law.  If a bankruptcy court were to allow the Holdco Master Lease or a JV Master Lease to be rejected in part, certain underperforming leases related to properties we or the applicable JV as a landlord under a JV Master Lease, respectively, own could be rejected by the tenant in bankruptcy while tenant-favorable leases are allowed to remain in place, thereby adversely affecting payments to us derived from the properties.

In addition, although we believe that the Holdco Master Lease is a “true lease” for purposes of bankruptcy law, it is possible that a bankruptcy court could re-characterize the lease transaction set forth in the Holdco Master Lease as a secured lending transaction.  If the Holdco Master Lease is judicially recharacterized as a secured lending transaction, we would not be treated as the owner of the property and could lose certain rights as the owner in the bankruptcy proceeding.

Holdco’s right to terminate the Holdco Master Lease with respect to a portion of our properties could negatively impact our business, results of operations and financial condition.

Under the terms of the Holdco Master Lease, beginning in the second year of the term of the Holdco Master Lease, Holdco has the right to terminate without payment of a termination fee:  (i) up to 16 properties in the second year of the Holdco Master Lease term, (ii) up to 12 properties in the third year of the Holdco Master Lease term, (iii) up to 10 properties in the fourth year of the Holdco Master Lease term, and (iv) thereafter, the remaining properties. While Holdco will otherwise be obligated to pay a termination fee, the value of some of these properties could be materially adversely affected if we are not able to re-lease such properties at the same rates which Holdco would have been paying in a timely manner or at all, and this may negatively impact our business, results of operations and financial condition.

In addition, Sears Holdings has the right to terminate a portion of the JV Master Leases with each of the GGP JVs, the Simon JV and the Macerich JV if, with respect to a JV Property owned by the applicable JV, the property is EBITDA negative, which could reduce the value of our investment in, or distributions to us by, one or more of the JVs.

We may not be able to renew leases or re-lease space at our properties, or lease space in newly recaptured properties, and property vacancies could result in significant capital expenditures.

When leases for our properties expire, or when the Master Lease, the Holdco Master Lease or a JV Master Lease, as applicable, is recaptured or terminated with respect to particular properties, the premises may not be re-leased in a timely manner or at all, or the terms of re-leasing, including the cost of allowances and concessions to tenants, may be less favorable than the then-existing lease terms.  The loss of a tenant through lease expiration or other circumstances may require us to spend (in addition to other re-letting expenses) significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses.  Many of the leases we will enter into or acquire may be for properties that are especially suited to the particular business of the tenants operating on those properties.  Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions to re-lease the property. In addition, if we are required or otherwise determine to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified.  This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. Also, we may not be able to lease new properties to an appropriate mix of tenants or for rents that are consistent with our expectations. To the extent that our leasing plans are not achieved or we incur significant capital expenditures as a result of property vacancies, our business, results of operations and financial condition could be materially adversely affected.

A court could deem aspects of the transactions with Sears Holdings to be a fraudulent conveyance and void the transaction or impose substantial liabilities upon us.

During the Sears Holdings bankruptcy proceedings, the Official Committee of Unsecured Creditors of Sears Holdings (the “UCC”) and others, including the Restructuring Subcommittee of the Board of Directors of Sears Holdings, have alleged that the 2015 transactions between us and Sears Holdings constituted a fraudulent conveyance, and have indicated an intent to pursue litigation challenging the 2015 transactions on that and other grounds.  The approval of the Holdco Acquisition by the Bankruptcy Court expressly preserved claims relating to the 2015 transactions between us and Sears Holdings.

A court could deem aspects of the transactions with Sears Holdings (such as the acquisition of properties from Sears Holdings) to be a fraudulent conveyance. Fraudulent conveyances include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors, or transfers made or obligations incurred in exchange for less than reasonably equivalent value when the debtor was, or was rendered, insolvent, inadequately capitalized or unable to pay its debts as they become due. To remedy a fraudulent conveyance, a court could void the challenged transfer or obligation, requiring us to return consideration that we received, or impose substantial liabilities upon us for the benefit of unpaid creditors of the debtor that made the fraudulent conveyance, which could adversely affect our financial condition and our results of operations. Among other things, the court could require our shareholders to return to Sears Holdings or its creditors some or all of the securities issued in the distribution. Whether a transaction is a fraudulent conveyance may vary depending upon, among other things, the jurisdiction whose law is being applied.

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

The number of potential buyers for certain properties that we may seek to sell may be limited by the presence of such properties in retail or mall complexes owned or managed by other property owners. In addition, our ability to sell or dispose of certain properties may be hindered by the fact that such properties may be subject to the Master Lease, the Holdco Master Lease or a JV Master Lease, as the terms of such master lease or the fact that Holdco or Sears Holdings, as applicable, is the lessee may make such properties less attractive to a potential buyer than alternative properties that may be for sale. Furthermore, if we decide to sell any of our properties, we may provide financing to purchasers and bear the risk that the purchasers may default, which may delay or prevent our use of the proceeds of the sales for other purposes or the distribution of such proceeds to our shareholders.

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

In addition, the retail business is highly competitive and if our tenants fail to differentiate their shopping experiences, create an attractive value proposition or execute their business strategies, they may terminate, default on, or fail to renew their leases with us, and our results of operations and financial condition could be materially adversely affected. Furthermore, we believe that the increase in digital and mobile technology usage has increased the speed of the transition from shopping at physical locations to web-based purchases and that our tenants, including Holdco, may be negatively affected by these changing consumer spending habits. If our tenants are unsuccessful in adapting their businesses, and, as a result terminate, default on, or fail to renew their leases with us, our results of operations and financial condition could be materially adversely affected.

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

In addition, we intend to redevelop a significant portion of the properties purchased from Sears Holdings in prior years in order to make space available for lease to additional retail tenants and potentially other third-party lessees for other uses. The redevelopment of these properties involves the risks associated with real estate development activities generally. Our redevelopment strategies also involve additional risks, including the risk that Holdco may terminate or fail to renew leases with us for the applicable portion of the redeveloped space as a result of our redevelopment activities. If we are unable to successfully redevelop properties or to lease the redeveloped properties to third parties on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

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
•

loss of rental income, as well as payments of maintenance, repair, real estate taxes and other charges, whether from Holdco related to space that is recaptured pursuant to the Holdco Master Lease or from Sears Holdings related to space that is recaptured pursuant to the Master Lease or any JV Master Leases, and which may not be re-leased to third parties;

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

If any property is not fully occupied or becomes vacant in whole or in part, or if rents are being paid in an amount that is insufficient to cover operating costs and expenses, we could be required to expend funds with respect to that property for operating expenses. Our properties are subject to increases in tax rates and tax assessments, utility costs, insurance costs, repairs, maintenance and administrative expenses, and other operating expenses. We may also incur significant expenditures as a result of deferred maintenance for the properties we have already acquired (subject to reserved funds to cover certain of these costs) and other properties we may acquire in the future. While properties under the Holdco Master Lease and the JV Master Leases are generally subject to a triple-net lease basis (subject to proportionate sharing of operating expenses with respect to space not leased by Holdco or Sears Holdings, respectively), renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions and other operating expenses, we could be required to pay those costs which could adversely affect funds available for future development or cash available for distributions.

Recent changes in federal tax law could materially adversely affect our business, financial condition and profitability by increasing our tax or tax compliance costs.

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

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisitions and/or redevelopment of properties. Generally, from time to time, our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although the Master Lease and the Holdco Master Lease permit, and some third-party tenant leases may also permit, us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will reduce our income and the cash available for distributions to our shareholders.

Changes in building and/or zoning laws may require us to update a property in the event of recapture or prevent us from fully restoring a property in the event of a substantial casualty loss and/or require us to meet additional or more stringent construction requirements.

Due to changes in, among other things, applicable building and zoning laws, ordinances and codes that may affect certain of our properties that have come into effect after the initial construction of the properties, certain properties may not comply fully with current building and/or zoning laws, including electrical, fire, health and safety codes and regulations, use, lot coverage, parking and setback requirements, but may qualify as permitted non-conforming uses. Such changes in building and zoning laws may require updating various existing physical conditions of buildings in connection with our recapture, renovation, and/or redevelopment of properties. In addition, such changes in building and zoning laws may limit our or our tenants’ ability to restore the premises of a property to its previous condition in the event of a substantial casualty loss with respect to the property or the ability to refurbish, expand or renovate such property to remain compliant, or increase the cost of construction in order to comply with changes in building or zoning codes and regulations. If we are unable to restore a property to its prior use after a substantial casualty loss or are required to comply with more stringent building or zoning codes and regulations, we may be unable to re-lease the space at a comparable effective rent or sell the property at an acceptable price, which may materially and adversely affect us.

Our real estate assets may be subject to impairment charges.

On a periodic basis, we must assess whether there are any indicators that the value of our real estate assets and other investments may be impaired.  If an impairment indicator is identified, a property’s value is considered to be impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unlevered), taking into account the anticipated and probability weighted holdings periods, are less than the carrying value of the property. In our estimate of cash flows model, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows consider the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. These assessments may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. We may take impairment charges in the future related to the impairment of our assets, and any future impairment could have a material adverse effect on our results of operations in the period in which the impairment charge is taken.

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

Many of the properties in our portfolio are, and properties that we acquire in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements (collectively, “Property Restrictions”) that could adversely affect our ability to redevelop the properties or lease space to third parties. Such Property Restrictions could include, for example, limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on use of properties, including for retail uses only; limitations affecting parking requirements; restrictions on exterior or interior signage or facades; or access to an adjoining mall, among other things. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding, redeveloping or re-leasing properties. Failure to secure such consents when necessary may harm our ability to execute leasing, redevelopment or expansion strategies, which could adversely affect our business, financial condition or results of operations. In certain cases, a third party may have a purchase option or right of first refusal or right of first offer that is activated by a sale or transfer of the property, or a change in use or operations, including a closing of the Sears operation or cessation of business operations, on the encumbered property.

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

As the owner or operator of various real properties and facilities, we must comply with various federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning restrictions. Historically, Sears Holdings did not incur significant expenditures to comply with these laws with respect to the substantial majority of the space at the properties that were subject to the Master Lease. However, a substantial portion of our properties that have resulted in certain remediation activities currently include, or previously included, automotive care center facilities and retail fueling facilities, and/or above-ground or underground storage tanks, and are or were subject to laws and regulations governing the handling, storage and disposal of hazardous substances contained in some of the products or materials used or sold in the automotive care center facilities (such as gasoline, motor oil, fluid in hydraulic lifts, antifreeze, solvents and lubricants), the recycling/disposal of batteries and tires, air emissions, wastewater discharges and waste management. In addition to these products, the equipment in use or previously used at such properties, such as service equipment, car lifts, oil/water separators, and storage tanks, has been subject to increasing environmental regulation relating to, among other things, the storage, handling, use, disposal and transportation of hazardous materials. There are also federal, state and local laws, regulations and ordinances that govern the use, removal and/or replacement of underground storage tanks in the event of a release on, or an upgrade or redevelopment of, certain properties. Such laws, as well as common-law standards, may impose liability for any releases of hazardous substances associated with the underground storage tanks and may provide for third parties to seek recovery from owners or operators of such properties for damages associated with such releases. If hazardous substances are released from any underground storage tanks on any of our properties, we may be materially and adversely affected. In a few states, transfers of some types of sites are conditioned upon clean-up of contamination prior to transfer. If any of our properties are subject to such contamination, we may be subject to substantial clean-up costs before we are able to sell or otherwise transfer the property.

The Master Lease contains requirements that Sears Holdings indemnify us from certain environmental liabilities; however, following Sears Holdings’ bankruptcy, there can be no assurance that we would be able to collect any amounts due under such indemnification obligations. Under the Holdco Master Lease, Holdco is required to indemnify us from certain environmental liabilities at certain properties, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities, and each JV Master Lease as currently in effect includes a similar requirement of Sears Holdings. Although existing and future third-party leases are expected to require tenants generally to indemnify us for such tenants’ non-compliance with environmental laws as a result of their occupancy, such tenants typically will not be required to indemnify us for environmental non-compliance arising prior to their occupancy. In such cases, we may incur costs and expenses under such leases or as a matter of law. The amount of any environmental liabilities could exceed the amounts for which Holdco, Sears Holdings or other third parties would be required to indemnify us (or the applicable JV) or their financial ability to do so. In addition, under the terms of the agreements governing our indebtedness, we have deposited funds in a reserve account that will be used to fund costs incurred in correcting certain environmental and other conditions. The amount of such funds may not be sufficient to correct the environmental and other conditions to which they are expected to be applied.

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

As of December 31, 2018, we had aggregate outstanding indebtedness of $1.6 billion. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly acquired properties or capital contributions to joint ventures, or to fund retenanting and redevelopment projects. Our existing debt and any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Upon the earlier of such time as the Bankruptcy Court issues an order approving the rejection of the Master Lease or the time of its deemed rejection pursuant to the Bankruptcy Code and the effectiveness of the Holdco Master Lease, we would be in breach of certain financial metrics applicable to us under the agreements governing our Term Loan Facility, as a result of which the lender has the right to require us to provide mortgages to the lender under the Term Loan Facility with respect to certain properties, and the lender will have the right to consent to certain asset sales and transactions with joint ventures.

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

We may be unable to obtain additional financing or financing on favorable terms or our operating cash flow may be insufficient to satisfy our financial obligations under any indebtedness outstanding from time to time. Among other things, the absence of an investment grade credit rating or any credit rating downgrade could increase our financing costs and could limit our access to financing sources. If financing is not available when needed, or is available only on unfavorable terms, we may be unable to enhance our properties or develop new properties, complete acquisitions or otherwise take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations. A decrease in available liquidity could also impair our ability to pay dividends to our shareholders.

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

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

We may incur mortgage debt and pledge all or some of our real properties as security for that debt to finance newly acquired properties or capital contributions to joint ventures, or to fund retenanting and redevelopment projects. As noted above, upon the rejection of the Master Lease and the effectiveness of the Holdco Master Lease, we would be in breach of certain financial metrics applicable to us under the agreements governing our Term Loan Facility, as a result of which the lender has the right to require us to provide mortgages to the lender under the Term Loan Facility with respect to certain properties. This restriction, together with the other provisions of the Term Loan Facility, will limit our ability to obtain additional secured financing using such properties as collateral. The Company may also borrow if it needs funds or deems it necessary or advisable to assure that it maintains its qualification as a REIT for U.S. federal income tax purposes. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to shareholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For tax purposes, a foreclosure of any of our properties would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, the Company may be unable to pay the amount of distributions required in order to maintain its REIT status. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected.

Covenants in our term loan facility may limit our operational flexibility and a covenant breach or default could adversely affect our business and financial condition.

Our term loan facility includes certain financial metrics to govern certain collateral and covenant exceptions set forth in the agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion.  Any failure to satisfy any of these financial metrics will limit our ability to dispose of assets via sale or joint venture and may trigger a requirement for us to provide mortgage collateral to our lender, but will not result in an event of default, mandatory amortization, cash flow sweep or similar provision.  Upon the rejection of the Master Lease and the effectiveness of the Holdco Master Lease, we would be in breach of one or more of the financial metrics described above, as a result of which we may be required to provide mortgages to the lender under the Term Loan Facility with respect to certain properties, and the lender will have the right to consent to certain asset sales and transactions with joint ventures.  The term loan facility also includes certain limitations relating to, among other activities, our ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

•

The Company’s Board of Trustees Has the Power to Cause Us to Issue Additional Shares of Beneficial Interest and Classify and Reclassify Any Unissued Class A Common Shares without Shareholder Approval. The Company has issued and outstanding, in addition to the Class A common shares, Class B non-economic common shares having, in the aggregate, approximately 3.6% of the voting power of the Company, all of which are held by ESL Partners, L.P. and Edward S. Lampert.  We have also issued 2,800,000 shares of Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) that are senior to our common shares with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. Our Declaration of Trust authorizes us to issue additional authorized but unissued common shares or preferred shares of beneficial interest. In addition, the Board of Trustees may, without shareholder approval, (i) amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class or series that we have authority to issue and (ii) classify or reclassify any unissued common shares or preferred shares of beneficial interest and set the preferences, rights and other terms of the classified or reclassified shares. As a result, the Board of Trustees may establish a class or series of common shares or preferred shares of beneficial interest that could delay or prevent a transaction or a change in control that might involve a premium price for Class A common shares or otherwise be in the best interests of our shareholders.

•

The Board of Trustees Is Divided into Three Classes and Trustee Elections Require a Vote of 75% of the Class A Common Shares and Class B Non-Economic Common Shares Entitled to Vote. The Board of Trustees is divided into three classes of trustees, with each class to be as nearly equal in number as possible. As a result, approximately one-third of the Board of Trustees will be elected at each annual meeting of shareholders, with, in both contested and uncontested elections, trustees elected by the vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees. In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The classification of trustees and requirement that trustee nominees receive a vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. The requirement that trustee nominees receive a vote of 75% of the votes of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of beneficial interest held by ESL, which controls approximately 6.1% of the voting power of the Company.

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

o

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

o

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

o

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

While the Master Lease, the Holdco Master Lease and other existing third-party leases require, and new lease agreements are expected to require, that comprehensive general insurance and hazard insurance be maintained by the tenants with respect to their premises, and we have obtained casualty insurance with respect to our properties, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage (net of deductibles) may not be effective or be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building and zoning codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to restore or replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property or to comply with the requirements of our mortgages and Property Restrictions. Moreover, the holders of any mortgage indebtedness may require some or all property insurance proceeds to be applied to reduce such indebtedness, rather than being made available for property restoration.

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

ESL owns approximately 36.1% of the Operating Partnership units, with the remainder of the units held by the Company. In addition, ESL will have the right to acquire additional Operating Partnership units in order to allow it to maintain its relative ownership interest in Operating Partnership if Operating Partnership issues additional units to the Company under certain circumstances, including if we issue additional equity and contribute the funds to Operating Partnership to fund acquisitions or redevelopment of properties, among other uses. In addition, ESL will have the right to require the Operating Partnership to redeem its Operating Partnership units in whole or in part in exchange for cash or, at the election of the Company, Class A common shares, except as described below. Due to the ownership limits set forth in our Declaration of Trust, ESL may dispose of some or all of the Class A common shares it beneficially owns prior to exercising its right to require Operating Partnership to redeem Operating Partnership units, and the partnership agreement of Operating Partnership will permit ESL (and only ESL) to transfer its Operating Partnership units to one or more underwriters to be exchanged for Class A common shares in connection with certain dispositions in order to achieve the same effect as would occur if ESL were to exchange a larger portion of its Operating Partnership units for Class A common shares and then dispose of those shares in an underwritten offering. Sales of a substantial number of Class A common shares in connection with or to raise cash proceeds to facilitate, such a redemption, or the perception that such sales may occur, could adversely affect the market price of the Class A common shares.

In addition, the partnership agreement of Operating Partnership requires the approval of a majority of the Operating Partnership units not held by the Company and entities controlled by it for certain transactions and other actions, including certain modifications to the partnership agreement, withdrawal or succession of the Company as general partner of Operating Partnership, limits on the right of holders of Operating Partnership units to redeem their units, tax elections and certain other matters. Because ESL currently owns a majority of the outstanding Operating Partnership units not held by the Company and entities controlled by it, ESL’s approval will be required in order for the general partner to undertake such actions unless ESL no longer owns a majority of such units. If ESL refuses to approve any such action, our business could be materially adversely affected. Furthermore, ESL owns approximately 2.7% of the outstanding Class A common shares, as well as Class B non-economic common shares having, in the aggregate, 6.1% of the voting power of the Company. In any of these matters, the interests of ESL may differ from or conflict with the interests of our other shareholders.

ESL exerts substantial influence over us and Holdco, and its interests may differ from or conflict with the interests of our other shareholders.

ESL beneficially owns approximately 36.1% of the Operating Partnership units, and approximately 2.7% of the outstanding Class A common shares and Class B non-economic common shares having, in the aggregate, 6.1% of the voting power of Seritage. Sears Holdings was, and Holdco is, an affiliate of ESL.  In addition, Mr. Lampert, who previously served as the Chairman of the Board and Chief Executive Officer of Sears Holdings, and is the Chairman and Chief Executive Officer of ESL, serves as the Chairman of the Seritage Board of Trustees. As a result, ESL and its affiliates have substantial influence over us, Sears Holdings and Holdco. In any matter affecting us, including our relationship with Sears Holdings or Holdco, the interests of ESL may differ from or conflict with the interests of our other shareholders.

The businesses of each of the GGP JVs, the Simon JV, and the Macerich JV are similar to our business and the occurrence of risks that adversely affect us could also adversely affect our investment in the GGP JVs, the Simon JV and/or the Macerich JV.

The GGP JVs are joint ventures that own and operate certain JV Properties, which consist of nine properties formerly owned or leased by Sears Holdings, the Simon JV is a joint venture that owns and operates certain other JV Properties, which consist of five other properties formerly owned by Sears Holdings and the Macerich JV is a joint venture that owns and operates the remaining JV Properties, which consist of nine other properties formerly owned by Sears Holdings. A substantial majority of the space at the JV Properties is leased by the applicable JV to Sears Holdings under the applicable JV Master Lease. Except with respect to the rent amounts and the properties covered, the general formats of the JV Master Leases are similar to one another and to the Master Lease and the Holdco Master Lease, including with respect to the lessor’s right to recapture space leased to Sears Holdings (other than at one property owned by the Macerich JV) and Sears Holdings’ right to terminate a portion of the lease as to certain properties. As a result, each JV’s business is similar to our business, and each JV is subject to many of the same risks that we face. The occurrence of risks that adversely affect us could also adversely affect one or more JVs and reduce the value of our investment in, or distributions to us from, one or more JVs, or require that we make additional capital contributions to one or more JVs.

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

We have historically depended on Sears Holdings to provide certain services at properties where Sears Holdings is the sole or primary tenant and may have difficulty finding replacement services or be required to pay increased costs to replace these services after our agreements with Sears Holdings are terminated.

We entered into various agreements that effected the purchase and sale of the acquired properties and the lease or sublease of a substantial majority of the acquired properties to Sears Holdings, including, among others, the Master Lease. The Master Lease governs the terms of the use and operation of properties leased by us to Sears Holdings, including our redevelopment and recapture rights and Sears Holdings’ lease termination rights. In addition, the Subscription, Distribution and Purchase and Sale Agreement provides for, among other things, our responsibility for liabilities relating to our business and the responsibility of Sears Holdings for liabilities unrelated to our business. The Subscription, Distribution and Purchase and Sale Agreement also contains indemnification obligations and ongoing commitments of us and Sears Holdings.

If Sears Holdings is unable to meet its obligations under the Master Lease and the Subscription, Distribution and Purchase and Sale Agreement as a result of its bankruptcy or otherwise, we may be forced to seek replacement services from alternate providers. These replacement services may be more costly to us or of lower quality, and the transition process to a new service provider may result in interruptions to our business or operations, which could harm our financial condition or results of operations.

We will continue to depend on Holdco to provide certain services at properties where Holdco is the sole or primary tenant and may have difficulty finding replacement services or be required to pay increased costs to replace these services after our agreements with Holdco expire or are terminated.

On February 28, 2019, we and certain affiliates of Holdco executed the Holdco Master Lease.  A condition to the performance and obligations provided for in the Holdco Master Lease is the rejection of the Master Lease.  On February 28, 2019, Sears Holdings filed a notice with the Bankruptcy Court seeking an order of the Bankruptcy Court approving the rejection of the Master Lease.  The rejection will become effective by either (i) the Bankruptcy Court issues an order approving the rejection of the Master Lease or (ii) the Master Lease is deemed to be rejected pursuant to the operation of the Bankruptcy Code.  The Holdco Master Lease governs the terms of the use and operation of properties leased by us to Holdco, including our redevelopment and recapture rights and Holdco’s lease termination rights, and the repair, maintenance and redevelopment-related services Holdco may provide to us. The agreements between us and certain affiliates of Holdco also govern our various interim and ongoing relationships.

If the Holdco Master Lease expires or is terminated, or if Holdco is unable to meet its obligations under the Holdco Master Lease as a result of bankruptcy or otherwise, we may be forced to seek replacement services from alternate providers. These replacement services may be more costly to us or of lower quality, and the transition process to a new service provider may result in interruptions to our business or operations, which could harm our financial condition or results of operations.

Sears Holdings has agreed to indemnify us for certain liabilities. However, these indemnities may be insufficient to insure us against the full amount of such liabilities, and Sears Holdings’ ability to satisfy its indemnification obligations may be impaired in the future.

Pursuant to the Subscription, Distribution and Purchase and Sale Agreement and the Master Lease, Sears Holdings has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Sears Holdings has agreed to retain, and Sears Holdings may be unable to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Sears Holdings any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Sears Holdings. Any liabilities in excess of amounts for which we receive timely indemnification from Sears Holdings could have a material adverse effect on our business and financial condition. Given that Sears Holdings has filed for bankruptcy, it is uncertain whether we could recover any damages pursuant to an indemnity granted to us by Sears Holdings.

Holdco has agreed to indemnify us for certain liabilities. However, these indemnities may be insufficient to insure us against the full amount of such liabilities, and Holdco’s ability to satisfy its indemnification obligations may be impaired in the future.

Pursuant to the Holdco Master Lease, Holdco has agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Holdco has agreed to retain, and Holdco may be unable to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Holdco any amounts for which we are held liable, we may be temporarily required to bear these losses while seeking recovery from Holdco. Any liabilities in excess of amounts for which we receive timely indemnification from Holdco could have a material adverse effect on our business and financial condition.

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

We could fail to qualify to be taxed as a REIT if income we receive is not treated as qualifying income.

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents we receive or accrue from tenants may not be treated as qualifying rent for purposes of these requirements if the applicable lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture, financing, or some other type of arrangement.  We believe that the Master Lease should be respected as a true lease for U.S. federal income tax purposes and we believe that the Holdco Master Lease is drafted in a manner such that it should also be respected as a true lease for U.S. federal income tax purposes. If, contrary to expectations, the Master Lease or the Holdco Master Lease is not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT depends on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for some of which we will not obtain independent appraisals.

In addition, subject to certain exceptions, rents we receive or accrue from our tenants will not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of the Class A common shares actually or constructively owns 10% or more of the total combined voting power of all classes of stock of such tenant entitled to vote or 10% or more of the total value of all classes of stock of such tenant. Our Declaration of Trust provides for restrictions on ownership and transfer of Class A common shares, including restrictions on such ownership or transfer that would cause the rents we receive or accrue from a tenant to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, such restrictions may not be effective in ensuring that rents we receive or accrue from our tenants will be treated as qualifying rent for purposes of REIT qualification requirements.

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

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify to be taxed as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We declared a dividend on our Class A and Class C common shares for the first quarter of 2019 but have announced that we do not intend to pay any dividends on our Class A and Class A common shares for the rest of 2019. We intend to, at a minimum, make distributions to our shareholders to comply with the REIT requirements of the Code.

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

Restrictions in our indebtedness, including restrictions on our ability to incur additional indebtedness or make certain distributions, could preclude us from meeting the 90% distribution requirement. Decreases in funds from operations due to unfinanced expenditures for acquisitions of properties or increases in the number of Class A common shares outstanding without commensurate increases in funds from operations each would adversely affect our ability to maintain distributions to our shareholders. Moreover, the failure of tenants to make rental payments under any applicable lease could materially impair our ability to make distributions. Consequently, we may be unable to make distributions at the anticipated distribution rate or any other rate.

We may from time to time make distributions to our shareholders in the form of taxable stock dividends, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax.

Although we have no current intention to do so, we may in the future distribute taxable stock dividends to our shareholders in the form of additional shares of our stock. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, shareholders may be required to pay income taxes with respect to such dividends in excess of the cash distributions received. If a U.S. shareholder sells our shares that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to certain non-U.S. shareholders, we may be required to withhold U.S. federal income tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in its common stock.

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

Recent changes in federal tax law pursuant to the TCJA affected the taxation of us and may affect the desirability of investing in a REIT relative to a regular non-REIT corporation.

The TCJA reduced the relative competitive advantage of operating as a REIT as compared with operating as a regular non-REIT corporation by reducing the maximum tax rate applicable to regular corporations from 35% to 21% beginning on January 1, 2018. On the other hand, the TCJA also decreased the U.S. federal income tax rate applicable to non-corporate shareholders on ordinary REIT dividends by lowering the maximum applicable individual rate from 39.6% to 37% and permitting non-corporate shareholders of REITs to deduct 20% of ordinary REIT dividends from taxable income for the taxable years beginning after December 31, 2017 and ending before January 1, 2026 (as discussed above). The TCJA also limited the utilization of net operating loss carryforwards generally incurred after December 31, 2017 by a REIT and any TRS of a REIT to 80% of taxable income in the taxable year in which the carryforward is applied. This could cause a REIT in certain circumstances to have greater taxable income and thus increase the amount of distributions needed to satisfy the 90% distribution requirement and avoid incurring REIT-level tax. The TCJA also provided a new limitation on the deduction of “business interest” (i.e., interest paid or accrued on indebtedness allocable to a trade or business). A taxpayer engaged in certain businesses relating to real property may elect out of the business interest provision; however, the requirements of this election may be onerous to implement and would require the REIT to utilize potentially disadvantageous depreciation methods on some or all of its assets, including certain “qualified improvement property.” We will determine whether or not to make such an election in its sole discretion and based on all the facts and circumstances.

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

The market price of our securities may be volatile, and the trading volume in our securities may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the market price of our securities or result in fluctuations in the price or trading volume of our securities include:

•	the bankruptcy of Sears Holdings;
•	actual or anticipated variations in our quarterly results of operations or distributions;
•	changes in our funds from operations or earnings estimates;
•	publication of research reports about us or the real estate or retail industries;
•	increases in market interest rates that may cause purchasers of our securities to demand a higher yield;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional debt we may incur in the future;
•	actions by ESL, or by institutional shareholders;
•	speculation in the press or investment community about our company or industry or the economy in general;
•	adverse performance by Holdco, as successor to Sears Holdings;
•	the occurrence of any of the other risk factors presented in this filing;
•	specific real estate market and real estate economic conditions; and
•	general market and economic conditions.

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

The transactions with Sears Holdings and Holdco could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial condition or results of operations.

Disputes with third parties could arise out of our historical transactions with Sears Holdings or future transactions with Holdco, and we could experience unfavorable reactions from employees, ratings agencies, regulators or other interested parties. These disputes and reactions of third parties could have a material adverse effect on our business, financial condition or results of operations. In addition, disputes between us and Sears Holdings or Holdco could arise in connection with any of our past or future agreements with those counterparties.

During the Sears Holdings bankruptcy proceedings, the UCC and others, including the Restructuring Subcommittee of the Board of Directors of Sears Holdings, have alleged that the 2015 transaction between us and Sears Holdings constituted a fraudulent conveyance, and have indicated an intent to pursue litigation challenging the 2015 transaction on that and other grounds.  The approval of the Holdco Acquisition by the Bankruptcy Court expressly preserved claims relating to the 2015 transaction between us and Sears Holdings.

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

We believe that the market value of a REIT’s equity securities is based primarily upon market perception of the REIT’s growth potential and its current and potential future cash distributions, whether from operations, sales, acquisitions, development or refinancing, and is secondarily based upon the value of the underlying assets. For these reasons, Class A common shares may trade at prices that are higher or lower than the net asset value per share. To the extent we retain operating cash flow for investment purposes, working capital reserves or other purposes rather than distributing the cash flow to shareholders, these retained funds, while increasing the value of our underlying assets, may negatively impact the market price of Class A common shares. Our failure to meet market expectations with regard to future earnings and cash distributions would likely adversely affect the market price of Class A common shares.

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

An active trading market may not develop for the Series A Preferred Shares or, even if it does develop, may not continue, which may negatively affect the market value of, and the ability of holders of our Series A Preferred Shares to transfer or sell, their shares.

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

The Series A Preferred Shares are subordinate in right of payment to our existing and future debt, and the interests of the holders of Series A Preferred Shares could be diluted by the issuance of additional preferred shares, including additional Series A Preferred Shares, and by other transactions.

The Series A Preferred Shares rank junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay dividends to preferred shareholders. As of December 31, 2018, our total indebtedness was $1.6 billion. In addition, we may incur additional indebtedness in the future. Our declaration of trust currently authorizes the issuance of up to 10,000,000 shares of preferred shares in one or more classes or series. Our board of trustees has the power to reclassify unissued common shares and preferred shares and to amend our declaration of trust, without any action by our shareholders, to increase the aggregate number of shares of beneficial interest of any class or series, including preferred shares, that we are authorized to issue. The issuance of additional preferred shares on parity with or senior to the Series A Preferred Shares with respect to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up would dilute the interests of the holders of the Series A Preferred Shares, and any issuance of preferred shares senior to the Series A Preferred Shares or of additional indebtedness could adversely affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Shares. Other than the limited conversion right afforded to holders of Series A Preferred Shares that may occur in connection with a Change of Control, none of the provisions relating to the Series A Preferred Shares contain any provisions relating to or limiting our indebtedness or affording the holders of the Series A Preferred Shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of the Series A Preferred Shares, so long as the rights of holders of the Series A Preferred Shares are not materially and adversely affected.

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

As of December 31, 2018, our portfolio included 206 Wholly Owned Properties totaling approximately 31.6 million square feet of GLA across 48 states and Puerto Rico, and 50% interests in 26 JV Properties totaling over 4.7 million square feet of GLA across 13 states.  The following tables set forth certain information regarding our Wholly Owned Properties and JV Properties based on signed leases as of December 31, 2018, including signed but not yet open leases (“SNO leases”):

Wholly Owned Properties
				GLA (2)
	City	State	Holdco Master Lease (1)	Total	Diversified	Sears/Kmart	Not Leased	Significant Tenants (2)	Leased (2)
1	Anchorage	AK		158,600	129,100	—	29,500	Guitar Center, Nordstrom Rack, Planet Fitness, Safeway	81.4%
2	Cullman	AL		88,500	88,500	—	—	Bargain Hunt, Tractor Supply, Planet Fitness	100.0%
3	North Little Rock	AR	X	177,100	6,300	160,500	10,300	Sears, Longhorn Steakhouse	94.2%
4	Flagstaff	AZ		66,200	—	—	66,200	n/a	0.0%
5	Mesa	AZ		121,900	12,000	109,900	—	Sears	100.0%
6	Peoria	AZ		104,400	104,400	—	—	At Home	100.0%
7	Phoenix	AZ		144,200	12,000	132,200	—	Sears	100.0%
8	Phoenix	AZ		151,200	151,200	—	—	At Home	100.0%
9	Prescott	AZ	X	102,300	—	102,300	—	Sears	100.0%
10	Sierra Vista	AZ		94,700	—	94,700	—	Sears	100.0%
11	Tucson	AZ		218,900	50,600	—	168,300	Round One Entertainment	23.1%
12	Yuma	AZ		90,400	—	90,400	—	Sears	100.0%
13	Antioch	CA		95,200	—	—	95,200	n/a	0.0%
14	Big Bear Lake	CA	X	80,400	4,000	69,300	7,100	Kmart, Subway, Wells Fargo Bank	91.2%
15	Carson	CA		182,900	153,000	—	29,900	Burlington Stores, Chipotle, Gold's Gym, Ross Dress for Less	83.7%
16	Chula Vista	CA	X	250,100	—	250,100	—	Sears	100.0%
17	Citrus Heights	CA		289,500	—	—	289,500	n/a	0.0%
18	Delano	CA		86,100	—	86,100	—	Kmart	100.0%
19	El Cajon	CA		244,900	187,700	—	57,200	Ashley Furniture, Bob's Discount Furniture, Burlington Stores, Extra Space Storage	76.6%
20	El Centro	CA		139,700	52,600	87,100	—	Hobby Lobby, Sears	100.0%
21	Fairfield	CA		169,500	45,100	—	124,400	Dave & Busters	26.6%
22	Florin	CA		272,700	12,000	260,700	—	Sears	100.0%
23	Fresno	CA	X	217,600	43,400	174,200	—	Ross Dress for Less, dd's Discounts, Sears	100.0%
24	McKinleyville	CA	X	94,800	—	94,800	—	Kmart	100.0%
25	Merced	CA		92,600	36,000	56,600	—	Burlington Stores, Sears	100.0%
26	Montclair	CA	X	174,700	—	174,700	—	Sears	100.0%
27	Moreno Valley	CA	X	169,400	—	169,400	—	Sears	100.0%
28	Newark	CA		145,800	—	—	145,800	n/a	0.0%
29	North Hollywood	CA	X	161,900	74,900	87,000	—	Burlington Stores, Ross Dress for Less, Sears	100.0%
30	Palm Desert	CA	X	136,500	—	136,500	—	Sears	100.0%
31	Ramona	CA	X	107,600	14,700	87,000	5,900	Kmart, Dollar Tree	94.5%
32	Riverside	CA	X	214,200	12,200	202,000	—	Sears, Bank of America	100.0%
33	Riverside	CA		132,600	38,100	—	94,500	Jack in the Box, Stater Brothers	28.7%
34	Roseville	CA		131,500	118,200	—	13,300	AAA, Cinemark, Round One Entertainment	89.9%
35	Salinas	CA	X	133,000	—	133,000	—	Sears	100.0%
36	San Bernardino	CA	X	264,700	—	264,700	—	Sears	100.0%
37	San Bruno	CA	X	276,600	8,700	267,900	—	Sears, Lands' End	100.0%
38	San Jose	CA	X	262,500	—	262,500	—	Sears	100.0%
39	Santa Maria	CA	X	108,600	—	108,600	—	Sears	100.0%
40	Santa Paula	CA	X	71,300	—	71,300	—	Kmart	100.0%

Wholly Owned Properties
				GLA (2)
	City	State	Holdco Master Lease (1)	Total	Diversified	Sears/Kmart	Not Leased	Significant Tenants (2)	Leased (2)
41	Temecula	CA	X	120,100	48,700	65,200	6,200	Round One Entertainment, Sears	94.8%
42	Thousand Oaks	CA		164,000	113,700	—	50,300	Dave & Busters, DSW, Nordstrom Rack	69.3%
43	Ventura	CA	X	178,600	18,700	159,900	—	Lands' End, Sears	100.0%
44	West Covina	CA	X	142,000	—	142,000	—	Sears	100.0%
45	Westminster	CA		197,900	—	—	197,900	n/a	0.0%
46	Lakewood	CO		153,000	12,000	141,000	—	Sears	100.0%
47	Thornton	CO		186,800	57,000	—	129,800	Vasa Fitness	30.5%
48	Waterford	CT		149,300	7,500	141,800	—	Lands' End, Sears	100.0%
49	Rehoboth Beach	DE	X	123,300	58,100	65,200	—	andThat!, Chick-Fil-A, Kmart, PetSmart	100.0%
50	Boca Raton	FL		178,500	4,200	—	174,300	Washington Mutual	2.4%
51	Bradenton	FL		99,900	—	99,900	—	Sears	100.0%
52	Bradenton	FL	X	82,900	—	82,900	—	Kmart	100.0%
53	Clearwater	FL		211,200	87,500	—	123,700	Nordstrom Rack, Whole Foods	41.4%
54	Doral	FL		212,900	—	212,900	—	Sears	100.0%
55	Ft. Myers	FL	X	146,800	—	146,800	—	Sears	100.0%
56	Gainesville	FL		139,100	139,100	—	—	University of Florida	100.0%
57	Hialeah	FL	X	197,400	38,600	158,800	—	Forever 21, Goodwill, Panera Bread, Sears	100.0%
58	Hialeah	FL		106,300	106,300	—	—	Aldi, Bed, Bath & Beyond, Ross Dress for Less	100.0%
59	Kissimmee	FL		148,900	36,400	—	112,500	Big Lots	24.4%
60	Lakeland	FL		156,200	—	156,200	—	Sears	100.0%
61	Melbourne	FL		102,600	—	102,600	—	Sears	100.0%
62	Miami	FL		173,300	24,000	—	149,300	n/a	13.8%
63	Miami	FL	X	170,100	—	170,100	—	Sears	100.0%
64	North Miami	FL		119,900	113,900	—	6,000	Aldi, Burlington Stores, Michaels Stores, PetSmart, Ross Dress for Less	95.0%
65	Ocala	FL		146,200	—	146,200	—	Sears	100.0%
66	Orange Park	FL		87,400	87,400	—	—	Freddy's Frozen Custard, Old Time Pottery	100.0%
67	Orlando	FL		130,400	120,300	—	10,100	Floor & Décor, Longhorn Steakhouse, Olive Garden, Orchard Supply Hardware	92.3%
68	Panama City	FL		139,300	—	139,300	—	Sears	100.0%
69	Pensacola	FL		127,900	101,700	—	26,200	BJ's Wholesale Club	79.5%
70	Plantation	FL		184,300	110,600	—	73,700	GameTime, Lazy Dog, Powerhouse Gym, Whiskey Cake	60.0%
71	Sarasota	FL		204,500	—	—	204,500	n/a	0.0%
72	St. Petersburg	FL	X	120,600	12,000	108,600	—	Kmart	100.0%
73	St. Petersburg	FL		147,800	144,000	—	3,800	Chili's Grill & Bar, Dick's Sporting Goods, Five Below, Longhorn Steakhouse, Lucky's Market, PetSmart, Pollo Tropical	97.4%
74	Savannah	GA		167,300	11,600	—	155,700	Golden Corral	6.9%
75	Honolulu	HI		76,100	76,100	—	—	Long's Drugs (CVS), PetSmart, Ross Dress for Less	100.0%
76	Algona	IA	X	99,300	—	99,300	—	Kmart	100.0%
77	Cedar Rapids	IA		146,000	19,900	—	126,100	Planet Fitness
78	Charles City	IA	X	96,600	—	96,600	—	Kmart	100.0%
79	Webster City	IA		40,800	—	40,800	—	Kmart	100.0%
80	Boise	ID		123,600	—	123,600	—	Sears	100.0%

Wholly Owned Properties
				GLA (2)
	City	State	Holdco Master Lease (1)	Total	Diversified	Sears/Kmart	Not Leased	Significant Tenants (2)	Leased (2)
81	Chicago	IL		371,700	53,000	—	318,700	24 Hour Fitness	14.3%
82	Chicago	IL		293,700	38,000	—	255,700	24 Hour Fitness	12.9%
83	Chicago	IL		129,300	88,700	—	40,600	China Town Buffet, Chuck E Cheese	68.6%
84	Homewood	IL		196,100	196,100	—	—	Wal-Mart	100.0%
85	Joliet	IL		204,600	38,000	166,600	—	24 Hour Fitness, Sears	100.0%
86	Lombard	IL		139,300	139,300	—	—	The Dump	100.0%
87	North Riverside	IL	X	202,500	70,100	119,600	12,800	Round One Entertainment, Sears	93.7%
88	Orland Park	IL		160,000	83,900	—	76,100	24 Hour Fitness, AMC	52.4%
89	Springfield	IL		131,400	109,500	—	21,900	Binny's Beverage Depot, Burlington Stores, Orange Theory Fitness, Outback Steakhouse	83.3%
90	Steger	IL		87,400	—	—	87,400	n/a	0.0%
91	Elkhart	IN		86,600	86,600	—	—	Big R Stores	100.0%
92	Ft. Wayne	IN		93,400	12,000	—	81,400	Chick-Fil-A, BJ's Brewhouse	12.8%
93	Merrillville	IN		170,900	141,800	—	29,100	At Home, Dollar Tree, Sherwin-Williams	83.0%
94	Leavenworth	KS		83,600	—	—	83,600	n/a	0.0%
95	Overland Park	KS		215,000	12,000	—	203,000	n/a	5.6%
96	Hopkinsville	KY		92,900	64,600	—	28,300	n/a	69.5%
97	Paducah	KY		97,300	66,800	—	30,500	Burlington Stores, Ross Dress for Less	68.7%
98	Lafayette	LA		194,900	—	—	194,900	n/a	0.0%
99	New Iberia	LA		114,600	114,600	—	—	Rouse Supermarkets, Ross Dress for Less	100.0%
100	Braintree	MA		89,800	84,900	—	4,900	Nordstrom Rack, Saks Off 5th, Ulta Beauty	94.5%
101	Saugus	MA	X	210,800	11,700	133,300	65,800	Lands' End, Longhorn Steakhouse, Sears	68.8%
102	Bowie	MD		131,000	7,500	123,500	—	BJ's Brewhouse, Sears	100.0%
103	Cockeysville	MD		137,100	46,300	—	90,800	HomeGoods, Michaels Stores	33.8%
104	Edgewater	MD	X	117,100	30,100	87,000	—	Kmart, Tractor Supply Company	100.0%
105	Madawaska	ME		49,700	—	49,700	—	Kmart	100.0%
106	Alpena	MI		118,200	—	—	118,200	n/a	0.0%
107	Jackson	MI		152,700	8,500	—	144,200	Panera Bread, Pizza Hut	5.6%
108	Lincoln Park	MI		301,700	3,800	297,900	—	Bank of America, Sears	100.0%
109	Manistee	MI		94,700	—	—	94,700	n/a	0.0%
110	Roseville	MI		367,900	191,100	—	176,800	At Home, Chick-fil-A, Diehard Auto Center, Hobby Lobby, Red Robin	51.9%
111	Sault Ste. Marie	MI		92,700	—	—	92,700	n/a	0.0%
112	St. Clair Shores	MI		103,000	103,000	—	—	Kroger	100.0%
113	Troy	MI		384,100	103,700	—	280,400	At Home, Krispy Kreme	27.0%
114	Ypsilanti	MI		99,400	99,400	—	—	At Home	100.0%
115	Burnsville	MN		161,700	—	—	161,700	n/a	0.0%
116	Detroit Lakes	MN		87,100	8,000	—	79,100	Hometown Dealer	9.2%
117	Maplewood	MN		175,000	—	—	175,000	n/a	0.0%
118	St. Paul	MN		217,900	1,600	216,300	—	Sears	100.0%
119	Cape Girardeau	MO		75,000	75,000	—	—	Bargain Hunt, Orscheln Farm and Home	100.0%
120	Florissant	MO		124,000	21,300	102,700	—	Chick-Fil-A, Kmart	100.0%

Wholly Owned Properties
				GLA (2)
	City	State	Holdco Master Lease (1)	Total	Diversified	Sears/Kmart	Not Leased	Significant Tenants (2)	Leased (2)
121	Jefferson City	MO		97,700	97,700	—	—	Orscheln Farm and Home, Ruby Tuesday	100.0%
122	Springfield	MO		112,900	112,900	—	—	At Home	100.0%
123	Columbus	MS		166,700	45,400	—	121,300	Bargain Hunt	27.2%
124	Havre	MT		94,700	—	—	94,700	n/a	0.0%
125	Asheville	NC		110,600	45,000	—	65,600	Alamo Drafthouse	40.7%
126	Concord	NC		171,300	33,800	—	137,500	Sears Outlet	19.7%
127	Greensboro	NC		171,700	133,200	—	38,500	Floor & Décor, Gabriel Brothers, Sears Outlet	77.6%
128	Minot	ND	X	110,400	2,300	108,100	—	Kmart, US Bank	100.0%
129	Kearney	NE		64,900	64,900	—	—	Five Below, Marshall's, PetSmart, Ross Dress for Less	100.0%
130	Manchester	NH		114,100	80,400	—	33,700	Dave & Buster's, Dick's Sporting Goods	70.5%
131	Nashua	NH	X	167,100	—	167,100	—	Sears	100.0%
132	Portsmouth	NH		127,000	6,900	120,100	—	Lands' End, Sears	100.0%
133	Salem	NH		207,200	123,000	—	84,200	Cinemark, Dick's Sporting Goods	59.4%
134	Middletown	NJ		191,100	191,100	—	—	Investors Bank, ShopRite, Wendy's	100.0%
135	Watchung	NJ		116,400	101,100	—	15,300	Cinemark, HomeGoods, Sierra Trading Post, Ulta Beauty	86.9%
136	Deming	NM		96,600	—	—	96,600	n/a	0.0%
137	Henderson	NV		143,500	143,500	—	—	At Home, Seafood City	100.0%
138	Las Vegas	NV	X	139,200	42,500	65,500	31,200	Round One Entertainment, Sears	77.6%
139	Reno	NV		183,700	41,300	—	142,400	Round One Entertainment	22.5%
140	Albany	NY		277,900	51,700	—	226,200	BJ's Brewhouse, Whole Foods	18.6%
141	Clay	NY		146,500	—	—	146,500	n/a	0.0%
142	East Northport	NY		179,700	166,500	—	13,200	24 Hour Fitness, AMC	92.7%
143	Hicksville	NY		284,800	97,800	—	187,000	24 Hour Fitness, Chase Bank, Chipotle, Citigroup, iPic, Lands' End, Red Lobster, TD Bank	34.3%
144	Johnson City	NY		155,100	—	—	155,100	n/a	0.0%
145	Olean	NY		118,000	55,400	—	62,600	Marshall's, Ollie's Bargain Hunt	46.9%
146	Rochester	NY		128,500	—	—	128,500	n/a	0.0%
147	Sidney	NY	X	94,400	—	94,400	—	Kmart	100.0%
148	Victor	NY		123,000	—	—	123,000	n/a	0.0%
149	Yorktown Heights	NY		160,000	38,500	121,500	—	24 Hour Fitness, Sears	100.0%
150	Canton	OH	X	219,400	41,700	177,700	—	Dave & Busters, Lands' End, Sears	100.0%
151	Chapel Hill	OH		193,100	—	—	193,100	n/a	0.0%
152	Dayton	OH		192,500	6,900	—	185,600	Outback Steakhouse	3.6%
153	Kenton	OH		96,100	—	—	96,100	n/a	0.0%
154	Marietta	OH	X	87,500	—	87,500	—	Kmart	100.0%
155	Mentor	OH		208,700	—	—	208,700	n/a	0.0%
156	Middleburg Heights	OH		351,600	—	—	351,600	n/a	0.0%
157	North Canton	OH	X	87,100	2,900	84,200	—	Burger King, Kmart	100.0%
158	Tallmadge	OH	X	84,200	—	84,200	—	Kmart	100.0%
159	Toledo	OH		209,900	—	—	209,900	n/a	0.0%
160	Oklahoma City	OK		223,700	50,000	—	173,700	Vasa Fitness	22.4%

Wholly Owned Properties
				GLA (2)
	City	State	Holdco Master Lease (1)	Total	Diversified	Sears/Kmart	Not Leased	Significant Tenants (2)	Leased (2)
161	Tulsa	OK		87,200	87,200	—	—	Long John Silver's, Hobby Lobby	100.0%
162	Happy Valley	OR		144,300	—	144,300	—	Lands' End, Sears	100.0%
163	Carlisle	PA		117,800	—	117,800	—	Kmart	100.0%
164	Columbia	PA	X	86,700	—	86,700	—	Kmart	100.0%
165	King Of Prussia (2)	PA		210,900	210,900	—	—	Dick's Sporting Goods, Primark, Outback Steakhouse, Yardhouse	100.0%
166	Lebanon	PA	X	117,200	—	117,200	—	Kmart	100.0%
167	Mount Pleasant	PA		83,500	58,400	—	25,100	n/a	69.9%
168	Walnutport	PA	X	121,200	—	121,200	—	Kmart	100.0%
169	York	PA		82,000	—	—	82,000	n/a	0.0%
170	Bayamon	PR	X	115,200	—	115,200	—	Kmart	100.0%
171	Caguas	PR	X	138,700	—	138,700	—	Sears	100.0%
172	Carolina	PR	X	198,000	—	198,000	—	Sears	100.0%
173	Guaynabo	PR	X	217,100	147,300	57,700	12,100	Capri, McDonald's, Kmart, Planet Fitness, Supermercado Amigo, Ocean Garden Buffet	94.4%
174	Mayaguez	PR	X	118,200	—	118,200	—	Kmart	100.0%
175	Ponce	PR	X	126,900	—	126,900	—	Kmart	100.0%
176	Warwick	RI		211,700	204,200	—	7,500	At Home, BJ's Brewhouse, Chuck E Cheese, Raymour & Flanigan, Wendy’s	96.5%
177	Anderson	SC		117,100	117,100	—	—	Burlington Stores, Gold's Gym, Sportsman's Warehouse	100.0%
178	Charleston	SC		127,500	59,700	—	67,800	Burlington Stores, Carrabba’s Italian Grill	46.8%
179	Cordova	TN		160,900	—	160,900	—	Sears	100.0%
180	Memphis	TN		112,700	91,000	—	21,700	LA Fitness, Hopdoddy, Nordstrom Rack, Ulta Beauty	80.7%
181	Austin	TX		172,000	45,000	—	127,000	AMC	26.2%
182	Dallas	TX		205,300	—	205,300	—	Sears	100.0%
183	El Paso	TX		112,000	60,500	—	51,500	dd's Discount, Ross Dress for Less	54.0%
184	Friendswood	TX		166,000	—	—	166,000	n/a	0.0%
185	Houston	TX		214,400	214,400	—	—	MetroNational	100.0%
186	Houston	TX		134,000	134,000	—	—	At Home	100.0%
187	Ingram	TX		168,400	—	168,400	—	Sears	100.0%
188	Irving	TX		88,200	17,000	67,500	3,700	Sears	95.8%
189	San Antonio	TX		198,900	141,900	—	57,000	Jared the Galleria of Jewelry, Long Horn Steakhouse, Orvis, Shake Shack, Tru Fit	71.3%
190	Shepherd	TX	X	201,700	—	201,700	—	Sears	100.0%
191	Valley View	TX		235,000	5,800	—	229,200	Jared the Galleria of Jewelry	2.5%
192	Westwood	TX		213,600	213,600	—	—	n/a	100.0%
193	Layton	UT		176,800	160,900	—	15,900	Arby's, Vasa Fitness	91.0%
194	West Jordan	UT		190,300	183,300	—	7,000	Burlington Stores	96.3%
195	Alexandria	VA	X	262,100	9,600	252,500	—	Lands' End, Sears	100.0%
196	Chesapeake	VA		169,400	—	—	169,400	n/a	0.0%
197	Fairfax	VA		220,700	39,900	110,500	70,300	Dave & Busters, Lands' End, Sears, Seasons 52	68.1%
198	Virginia Beach	VA		197,300	110,400	—	86,900	BB&T, DSW, The Fresh Market, Nordstrom Rack, REI, Smokey Bones	56.0%
199	Warrenton	VA		86,100	21,900	—	64,200	HomeGoods, Lands' End	25.4%
200	Redmond	WA		267,400	—	—	267,400	Lands' End, Red Robin	0.0%

Wholly Owned Properties
				GLA (2)
	City	State	Holdco Master Lease (1)	Total	Diversified	Sears/Kmart	Not Leased	Significant Tenants (2)	Leased (2)
201	Vancouver	WA		129,700	99,900	—	29,800	Hobby Lobby, Round One Entertainment	77.0%
202	Greendale	WI		187,500	142,600	—	44,900	Dick's Sporting Goods, Round One Entertainment	76.1%
203	Madison	WI		142,400	54,300	—	88,100	Dave & Busters, Total Wine & More	38.1%
204	Scott Depot	WV		90,100	—	—	90,100	n/a	0.0%
205	Gillette	WY		94,600	49,200	—	45,400	n/a	52.0%
206	Riverton	WY		94,800	—	—	94,800	n/a	0.0%
	Total - Wholly-Owned Properties			31,602,200	9,471,300	11,248,800	10,882,100		65.6%

(1)	Based on signed leases as of December 31, 2018, including SNO leases.
(2)	Denotes property subject to the Holdco Master Lease. The Holdco Master Lease cannot become effective until the Master Lease is rejected.
(3)	Property is subject to a ground lease.

JV Properties
				GLA (1)
	City	State	Joint Venture	Total	Diversified	Sears/Kmart	Not Leased	Significant Tenants (1)	Leased (1)
1	Natick (2)	MA	GGP I JV	190,800	54,600	88,400	47,800	Dave & Busters, Lands' End, Sears	74.9%
2	Norman (2)	OK	GGP I JV	66,800	—	66,800	—	Sears	100%
3	Frisco	TX	GGP I JV	163,000	—	163,000	—	Sears	100%
4	Lynnwood	WA	GGP I JV	177,600	49,200	—	128,400	Dave & Busters	27.7%
5	Northridge	CA	GGP II JV	291,800	142,000	149,800	—	Ashley Furniture, Dick's Sporting Goods, Gold's Gym, Sears	100.0%
6	Altamonte Springs	FL	GGP II JV	214,400	8,800	—	205,600	Seasons 52	4.1%
7	Naples	FL	GGP II JV	161,800	50,200	—	111,600	CMX Cinebistro	31.0%
8	Atlanta	GA	GGP II JV	218,800	—	—	218,800	Lands' End	0.0%
9	Wayne	NJ	GGP II JV	281,200	92,000	126,400	62,800	Cinemark, Dave & Busters, Sears	77.7%
10	Chandler	AZ	Macerich JV	141,400	10,000	131,400	—	Firestone, Sears	100.0%
11	Glendale	AZ	Macerich JV	125,000	—	125,000	—	Sears	100.0%
12	Cerritos	CA	Macerich JV	277,600	—	277,600	—	Sears	100.0%
13	Modesto	CA	Macerich JV	148,400	34,600	113,800	—	Dave & Busters, Sears	100.0%
14	Danbury	CT	Macerich JV	178,400	70,000	108,400	—	Primark, Sears	100.0%
15	Deptford	NJ	Macerich JV	191,800	75,600	116,200	—	Dick's Sporting Goods, Lands' End, Republic Bank, Sears	100.0%
16	Freehold	NJ	Macerich JV	138,800	66,600	72,200	—	Primark, Sears	100.0%
17	Portland	OR	Macerich JV	220,000	14,200	205,800	—	Lands' End, Sears	100.0%
18	Lubbock	TX	Macerich JV	150,600	—	150,600	—	Sears	100.0%
19	Santa Rosa	CA	Simon JV	165,400	3,800	161,600	—	Lands' End, Sears	100.0%
20	Ann Arbor	MI	Simon JV	170,600	14,200	156,400	—	Lands' End, Sears	100.0%
21	Nanuet	NY	Simon JV	221,400	7,600	213,800	—	Lands' End, Sears	100.0%
22	Tulsa	OK	Simon JV	150,200	—	150,200	—	Sears	100.0%
23	Austin	TX	Simon JV	164,600	—	164,600	—	Sears	100.0%
24	Santa Monica	CA	Mark 302 JV	96,400	—	—	96,400	n/a	0.0%
25	San Diego	CA	UTC JV	226,200	52,800	—	173,400	Equinox	23.3%
26	West Hartford	CT	West Hartford JV	163,600	101,000	—	62,600	buybuy Baby, Cost Plus World Market, Olive Garden, REI, Saks OFF Fifth, Shake Shack	61.7%
	Total - JV Properties			4,696,600	847,200	2,742,000	1,107,400		76.4%

(1) Based on signed leases as of December 31, 2018, including SNO leases.
(2) Property is subject to a lease or ground lease.

232	Grand Total - All Properties			36,298,800	10,318,500	13,990,800	11,989,500		67.0%
232	Grand Total - All Properties (at share)			33,950,500	9,894,900	12,619,800	11,435,800		66.3%

The following table sets forth information regarding the geographic diversification of our portfolio, with JV Properties presented at our proportional share, based on signed leases as of December 31, 2018, including SNO leases:

(in thousands except property count and PSF data)
State	Number of Properties	Annual Rent	% of Total Annual Rent	Rent PSF
California	39	$40,713	19.3%	$8.38
Florida	26	29,933	14.2%	11.17
Texas	15	12,889	6.1%	7.52
New York	11	12,183	5.8%	16.53
Illinois	10	12,133	5.8%	11.00
New Jersey	5	8,802	4.2%	15.55
Pennsylvania	7	7,857	3.7%	11.04
Puerto Rico	6	7,085	3.4%	7.85
Arizona	11	5,797	2.7%	5.84
Virginia	5	5,301	2.5%	9.73
Total Top 10	135	$142,693	67.7%	$9.63
Other (1)	97	68,145	32.3%	8.85
Total	232	$210,838	100.0%	$9.36

(1)	Includes 39 states.

The Master Lease, Holdco Master Lease and JV Master Leases

The Master Lease

The Master Lease, which remains in effect unless and until its rejection, is a unitary, non-divisible lease as to all properties, with Sears Holdings’ obligations as to each property cross-defaulted with all obligations of Sears Holdings with respect to all other properties. The Master Lease generally is a triple net lease with respect to all space which is leased thereunder to Sears Holdings, subject to proportional sharing by Sears Holdings for repair and maintenance charges, real property taxes, insurance and other costs and expenses which are common to both the space leased by Sears Holdings and other space occupied by other tenants in the same or other buildings, space which is recaptured pursuant to the Company recapture rights described below and all other space which is constructed on the properties. Under the Master Lease, Sears Holdings is required to make all expenditures reasonably necessary to maintain the premises in good appearance, repair and condition for as long as they are in occupancy.  The Master Lease has an initial term of 10 years.

The Master Lease provides us with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at each of the 224 Wholly Owned Properties initially included in the Master Lease (subject to certain exceptions and limitations).  In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of parking areas and common areas.  Upon exercise of this recapture right, we generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to diversified, non-Sears tenants on potentially superior terms determined by us and for our own account.

The Master Lease also provides us the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings, after which we expect to be able to reposition and re-lease those stores on potentially superior terms determined by us and for our own account.

As of December 31, 2018, we had exercised recapture rights at 70 properties, including 17 properties at which we exercised partial recapture rights, 40 properties at which we exercised 100% recapture rights (24 of which were converted from partial recapture properties), and 13 properties at which we exercised our rights to recapture only automotive care centers or outparcels.

As of December 31, 2018, the Company had exercised certain recapture rights under the Master Lease at 70 properties as follows:

Property	Recapture Type	Notice Date(s)
Saugus, MA	Partial + auto center	December 2018 / December 2016
Hialeah, FL (Westland)	Auto Center	September 2018
Cape Girardeau, MO	100% (1)	September 2018
Doral, FL	100% (1)	September 2018
Fairfax, VA	100% (1)	September 2018 / May 2016
Gillette, WY	100% (1)	September 2018
Happy Valley, OR	100% (1)	September 2018
Houston, TX (Memorial City)	100% (1)	September 2018
Santa Cruz, CA	100% (1)	September 2018 / December 2016
Vancouver, WA	100% (1)	September 2018
Fresno, CA	Partial	May 2018
Asheville, NC	100% (1)	March 2018
Chicago, IL (Six Corners)	100% (1)	March 2018
Clearwater, FL	100% (1)	March 2018
El Cajon, CA	100% (1)	March 2018
Fairfield, CA	100% (1)	March 2018 / December 2017
Oklahoma City, OK	Out parcel	March 2018
Plantation, FL	100% (1)	March 2018 / December 2017
Redmond, WA	100% (1)	March 2018 / September 2017
Reno, NV	100% (1)	March 2018
Tucson, AZ	100% (1)	March 2018
Anchorage, AK	100%	December 2017
Boca Raton, FL	100%	December 2017
Westminster, CA	100%	December 2017
Hicksville, NY	100%	December 2017
Orland Park, IL	100% (1)	December 2017
Florissant, MO	Out parcel	December 2017
Salem, NH	Out parcel	December 2017
Las Vegas, NV	Partial	December 2017
Yorktown Heights, NY	Partial	December 2017
Austin, TX (Tech Ridge)	100% (1)	December 2017 / September 2017
Ft. Wayne, IN	Out parcel	September 2017 / July 2016
North Little Rock, AR	Auto Center	September 2017
St. Clair Shores, MI	100%	September 2017
Canton, OH	Partial	June 2017
Dayton, OH	Auto center	June 2017
North Riverside, IL	Partial	June 2017
Roseville, CA	Auto center	June 2017
Temecula, CA	Partial	June 2017
Watchung, NJ	100%	June 2017
Anderson, SC	100% (1)	April 2017 / July 2016
Aventura, FL	100%	April 2017
Carson, CA	100% (1)	April 2017 / December 2016
Charleston, SC	100% (1)	April 2017 / October 2016
Hialeah, FL (freestanding)	100% (1)	April 2017
San Diego, CA (2)	100% (1)	April 2017
Valley View, TX	100%	April 2017
Cockeysville, MD	Partial	March 2017
North Miami, FL	100%	March 2017
Olean, NY	Partial	March 2017
Guaynabo, PR	Partial	December 2016
Santa Monica, CA (3)	100%	December 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
Rehoboth Beach, DE	Partial	October 2016
St. Petersburg, FL (Tyrone Square)	100%	October 2016
Warwick, RI	Auto center	October 2016
West Hartford, CT (4)	100%	October 2016
Madison, WI	Partial	July 2016
North Hollywood, CA	Partial	July 2016
Orlando, FL	100%	July 2016
West Jordan, UT	Partial + auto center	July 2016
Albany, NY	Auto center	May 2016

Property	Recapture Type	Notice Date(s)
Bowie, MD	Auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Wayne, NJ (5)	Partial + auto center	May 2016
San Antonio, TX	Auto center	March 2016
Braintree, MA	100%	November 2015
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015

(1)	The Company converted partial recapture rights at this property to 100% recapture rights and exercised such rights.
(2)	In May 2018, the Company contributed this property to the UTC JV and retained a 50.0% interest in the joint venture.
(3)	In March 2018, the Company contributed this asset to the Mark 302 JV and retained a 50.1% interest in the joint venture.
(4)	In May 2018, the Company contributed this property to the West Hartford JV and retained a 50.0% interest in the joint venture.
(5)	In July 2017, the Company contributed this asset to the GGP II JV and retained a 50.0% interest in the joint venture.

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

As of December 31, 2018, Sears Holdings had terminated the Master Lease with respect to 87 stores totaling 11.7 million square feet of gross leasable area.  The aggregate annual base rent at these stores was approximately $40.7 million. Sears Holdings continued to pay the Company rent until it vacated the stores and also incurred aggregate termination fees of approximately $77.3 million, an amount equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expenses.

As of December 31, 2018, the Company had commenced or completed redevelopment projects at 39 of the terminated properties and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears Holdings.  During the year ended December 31, 2018, the Company sold ten of the terminated properties for $40.1 million and recorded a gain of $11.0 million which is included in gain on sale of real estate within the consolidated statements of operations.

The table below includes the 87 properties at which Sears Holdings had terminated the Master Lease as of December 31, 2018:

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Antioch, CA	95,200	August 2018	December 2018
Columbus, MS	117,100	August 2018	December 2018
Dayton, OH	148,800	August 2018	December 2018	Q2 2017
Flagstaff, AZ	66,200	August 2018	December 2018
Ft. Wayne, IN	213,600	August 2018	December 2018	Q3 2016 / Q3 2017
Jackson, MI	144,200	August 2018	December 2018
Manchester, NH	135,100	August 2018	December 2018	Q4 2018
Salem, NH	119,000	August 2018	December 2018	Q4 2017
Savannah, GA	155,700	August 2018	December 2018
Scott Depot, WV	89,800	August 2018	December 2018
Steger, IL	87,400	August 2018	December 2018
Victor, NY	115,300	August 2018	December 2018
West Jordan, UT	117,300	August 2018	December 2018	Q3 2016 / Q3 2018
Chesapeake, VA	169,400	June 2018	November 2018
Clay, NY	138,000	June 2018	November 2018
Havre, MT	94,700	June 2018	November 2018
Newark, CA	145,800	June 2018	November 2018
Oklahoma City, OK	173,700	June 2018	November 2018	Q3 2017
Troy, MI	271,300	June 2018	November 2018	Q3 2016
Virginia Beach, VA	86,900	June 2018	November 2018	Q3 2015
Madison, WI	88,100	June 2018	October 2018	Q2 2016
Thousand Oaks, CA	50,300	June 2018	October 2018	Q3 2015
Cedar Rapids, IA	141,100	April 2018	August 2018
Citrus Heights, CA	280,700	April 2018	August 2018
Gainesville, FL	140,500	April 2018	August 2018	Q2 2018
Maplewood, MN	168,500	April 2018	August 2018
Pensacola, FL	212,300	April 2018	August 2018	Q2 2018
Rochester, NY	128,500	April 2018	August 2018
Roseville, CA	121,000	April 2018	August 2018	Q2 2017 / Q1 2018
San Antonio, TX	187,800	April 2018	August 2018	Q4 2015

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Warrenton, VA	113,900	April 2018	August 2018	Q1 2018
Westwood, TX	215,000	June 2017	January 2018 (1)	Q3 2018
Friendswood, TX	166,000	June 2017	November 2017 (1)
Albany, NY	216,200	June 2017	October 2017	Q1 2016
Burnsville, MN	161,700	June 2017	October 2017
Chicago, IL (N Harlem)	293,700	June 2017	October 2017
Cockeysville, MD	83,900	June 2017	October 2017	Q1 2017
East Northport, NY	187,000	June 2017	October 2017	Q2 2017
Greendale, WI	238,400	June 2017	October 2017	Q4 2017
Hagerstown, MD	107,300	June 2017	October 2017	Q1 2016 / Sold
Johnson City, NY	155,100	June 2017	October 2017
Lafayette, LA	194,900	June 2017	October 2017
Mentor, OH	208,700	June 2017	October 2017
Middleburg Heights, OH	351,600	June 2017	October 2017
Olean, NY	75,100	June 2017	October 2017	Q1 2017
Overland Park, KS	215,000	June 2017	October 2017
Roseville, MI	277,000	June 2017	October 2017	Q3 2016
Sarasota, FL	204,500	June 2017	October 2017
Toledo, OH	209,900	June 2017	October 2017
Warwick, RI	169,200	June 2017	October 2017	Q3 2016 / Q3 2017
York, PA	82,000	June 2017	October 2017
Chapel Hill, OH	187,179	January 2017	April 2017
Concord, NC	137,499	January 2017	April 2017
Detroit Lakes, MN	79,102	January 2017	April 2017
El Paso, TX	103,657	January 2017	April 2017	Q2 2018
Elkins, WV	94,885	January 2017	April 2017	Sold
Henderson, NV	122,823	January 2017	April 2017	Q1 2017
Hopkinsville, KY	70,326	January 2017	April 2017	Q1 2018
Jefferson City, MO	92,016	January 2017	April 2017	Q2 2017
Kenton, OH	96,066	January 2017	April 2017
Kissimmee, FL	112,505	January 2017	April 2017
Layton, UT	90,010	January 2017	April 2017	Q3 2018
Leavenworth, KS	76,853	January 2017	April 2017
Mt. Pleasant, PA	83,536	January 2017	April 2017	Q2 2018
Muskogee, OK	87,500	January 2017	April 2017	Sold
Owensboro, KY	68,334	January 2017	April 2017	Sold
Paducah, KY	108,244	January 2017	April 2017	Q3 2017
Platteville, WI	94,841	January 2017	April 2017	Sold
Riverside, CA (Iowa Ave.)	94,500	January 2017	April 2017
Sioux Falls, SD	72,511	January 2017	April 2017	Sold
Alpena, MI	118,200	September 2016	January 2017
Chicago, IL (S Kedzie)	118,800	September 2016	January 2017	Q3 2018
Cullman, AL	98,500	September 2016	January 2017	Q2 2017
Deming, NM	96,600	September 2016	January 2017
Elkhart, IN	86,500	September 2016	January 2017	Q4 2016
Harlingen, TX	91,700	September 2016	January 2017	Sold
Houma, LA	96,700	September 2016	January 2017	Sold
Kearney, NE	86,500	September 2016	January 2017	Q3 2016
Manistee, MI	87,800	September 2016	January 2017
Merrillville, IN	108,300	September 2016	January 2017	Q4 2016
New Iberia, LA	91,700	September 2016	January 2017	Q2 2017
Riverton, WY	94,800	September 2016	January 2017
Sault Sainte Marie, MI	92,700	September 2016	January 2017
Sierra Vista, AZ	86,100	September 2016	January 2017	Sold
Springfield, IL	84,200	September 2016	January 2017	Q3 2016
Thornton, CO	190,200	September 2016	January 2017	Q1 2017
Yakima, WA	97,300	September 2016	January 2017	Sold
Total square feet	11,728,387

(1)	The Company and Sears Holdings agreed to extend occupancy beyond October 2017 under the existing Master Lease terms.

The Holdco Master Lease

On February 11, 2019, Holdco completed the Holdco Acquisition. In connection with the Holdco Acquisition, Holdco acquired certain designation rights (which rights must be exercised by April 12, 2019) with respect to certain executory contracts and leases of Sears Holdings, including our Master Lease with Sears Holdings. On February 28, 2019, we and certain affiliates of Holdco entered into the Holdco Master Lease.  A condition to the performance and obligations provided for in the Holdco Master Lease is the rejection of the Master Lease.  On February 28, 2019, Sears Holdings filed a notice with the Bankruptcy Court seeking an order of the Bankruptcy Court approving the rejection of the Master Lease.  The rejection will become effective by either (i) the Bankruptcy Court issues an order approving the rejection of the Master Lease or (ii) the Master Lease is deemed to be rejected pursuant to the operation of the Bankruptcy Code.  As a result of this condition there can be no assurance as to the commencement of our and Holdco’s performance and obligations provided for in the Holdco Master Lease and/or the timing thereof.

The Holdco Master Lease is a unitary, non-divisible lease as to all properties, pursuant to which Holdco’s obligations as to each property are cross-defaulted with all obligations of Holdco with respect to all other properties. The Holdco Master Lease generally is a triple net lease with respect to all space which will be leased thereunder to Holdco, subject to proportional sharing by Holdco for repair and maintenance charges, real property taxes, insurance and other costs and expenses which are common to both the space leased by Holdco and other space occupied by other tenants in the same or other buildings, space which is recaptured pursuant to the Company recapture rights described below and all other space which is constructed on the properties. Under the Holdco Master Lease, Holdco is required to make all expenditures reasonably necessary to maintain the premises in good appearance, repair and condition for as long as they are in occupancy.

Consistent with the Master Lease, the Holdco Master Lease will expire in July 2025, and contains the same three options for five-year renewals of the term and a final option for a four-year renewal as exists under the Master Lease.

The Holdco Master Lease provides for an initial base rent amount of approximately $32.5 million annually payable to us.  In each of the initial term and the first two renewal terms, consistent with the Master Lease, base rent under the Holdco Master Lease will be increased in August of each year by 2.0% per annum for each lease year over the rent for the immediately preceding lease year. For subsequent renewal terms, consistent with the Master Lease, rent will be set at the commencement of the renewal term for the Holdco Master Lease at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Holdco Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year. The base rent under the Holdco Master Lease will be subject to adjustment in the form of a rent concession of up to approximately $12 million in each of the first and second years of the Holdco Master Lease, which rent concession is allocated to specific properties in the amount by which such properties are EBITDA negative on a trailing twelve-month basis. If any such EBITDA negative properties are recaptured by the Company or terminated by Holdco, the base rent concession attributable to such property will no longer be applicable.  Holdco is also responsible for all operating expenses associated with its occupancy of the subject properties, including an amount estimated as of the date of the Holdco Master Lease to be approximately $11.5 million of annual reimbursements payable to us in addition to certain operating expenses to be paid directly by Holdco, in each instance with no offsetting rent concession.

The Holdco Master Lease, consistent with the Master Lease, provides us with the right to recapture up to approximately 50% of the space occupied by Holdco at all properties (other than the five Tenant 100% Occupancy Properties described below). Upon exercise of any 50% recapture right, consistent with the Master Lease, Holdco will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Holdco space and can reconfigure and rent the recaptured space to diversified tenants on potentially superior terms determined by us and for our own account.

Additionally, in contrast to the Master Lease, which permitted us to recapture 100% of 21 specified properties (out of the 224 properties originally leased under the Master Lease) upon payment of a specified lease recapture payment, the Holdco Master Lease provides us with the right, beginning in the second year of the term of the Holdco Master Lease, to recapture 100% of the space occupied by Holdco at any of the properties included in the Holdco Master Lease (other than the five Tenant 100% Occupancy Properties described below) without making a specified lease recapture payment to Holdco. The right to recapture 100% of any property is limited to 10 properties in each year of the Holdco Master Lease term, with carry-over rights if less than 10 properties are recaptured in any year of the Holdco Master Lease term.  In the event of a 100% recapture of a property (or termination of a property by Holdco pursuant to which Holdco pays a termination fee) and any subsequent re-development of such property for retail purposes, if the property has store space that is suitable for a 10,000-20,000 square foot Sears or Kmart store, Holdco will have the right of first offer to lease such space at either (x) the same per square foot rent for such property under the Holdco Master Lease if the space is delivered in a “cold dark shell” condition or (y) if we provide a market tenant allowance, the lesser of (1) the market rent for such space or (2) 200% of the per square foot rent for such property under the Holdco Master Lease, with such election being at our discretion. If we do not provide Holdco with a right of first offer on at least one-third of any such properties that are either recaptured 100% by us or terminated by Holdco (with payment of a termination fee) in a given lease year, then our right to exercise 100% recaptures is subject to payment of a recapture fee until such time as we have complied with the foregoing ratio.

In addition, consistent with the Master Lease, the Company under the Holdco Master Lease will have the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of parking areas and common areas.

In contrast to the Master Lease, we are not permitted under the Holdco Master Lease to recapture either 50% or 100% of five specified properties located in Puerto Rico and California (collectively, the “Tenant 100% Occupancy Properties”); however, we are still permitted to recapture any outparcels or outlots and certain portions of parking areas and common areas at these five properties. As is the case with all properties under the Holdco Master Lease, and consistent with the terms of the Master Lease, Holdco is generally prohibited from subleasing any space demised under the Holdco Master Lease, including at the five Tenant 100% Occupancy Properties.

Under the terms of the Holdco Master Lease, Holdco has the right, at any time, to terminate the Holdco Master Lease with respect to any property upon the payment of a termination fee equal to one year of base rent plus annual taxes and other operating expenses, without the requirement that such property is EBITDA negative as is required under the Master Lease. Additionally, unlike the Master Lease, beginning in the second year of the term of the Holdco Master Lease, Holdco has the right to terminate without payment of a termination fee: (i) up to 16 properties in the second year of the Holdco Master Lease term, (ii) up to 12 properties in the third year of the Holdco Master Lease term, (iii) up to 10 properties in the fourth year of the Holdco Master Lease term, and (iv) thereafter, the remaining properties, in each instance with carry-over rights if less than the maximum permitted number of properties are terminated in any lease year.

Consistent with the Master Lease, Holdco is obligated to continuously operate a Sears or Kmart store (or such store as may be re-branded and/or used for other retail uses pursuant to the Holdco Master Lease) of a minimum size specified in the Holdco Master Lease on each of the properties where such stores operate currently (except for reasonable periods required for alterations or restoration of damage), subject to the recapture and termination rights provided above. The Holdco Master Lease also contains customary provisions contained in master triple net leases governing the leasing of retail properties, including, among others, with respect to maintenance, restoration (and certain termination rights) in the event of casualty and condemnation, cross-default with respect to each property in the Holdco Master Lease, indemnification and assumption of risk of loss, alterations and insurance. The Holdco Master Lease contains customary provisions for the protection of mortgagees, including a provision requiring the parties to enter into a subordination, non-disturbance and attornment agreement.

Edward S. Lampert, the Company’s Chairman, is the Chairman of the Board of each of the tenant entities that is a party to the Holdco Master Lease.  The terms of the Holdco Master Lease were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Lampert recusing himself).

The JV Master Leases

The JV Master Leases are unitary, non-severable leases for all JV Properties in the applicable JV Master Lease and are generally triple net leases with respect to the space occupied by Sears Holdings, subject to Sears Holdings’ proportionate sharing of taxes and other operating expenses with respect to properties that had third-party tenants of the GGP JVs, the Simon JV and the Macerich JV, as applicable. The JV Master Leases each have an initial term of 10 years, and in each case Sears Holdings has three separate, consecutive five-year renewal options to extend the initial term. For each JV Master Lease in each of the initial and renewal terms, after the third lease year of the initial term, the annual base rent for the remainder of the term and all renewal terms will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year.

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

As of the date hereof, none of the existing JV Master Leases where Sears Holdings is the principal tenant have been assumed or rejected. There can be no assurance that any such leases will not be assumed or rejected, or that Sears Holdings will continue to perform its obligations under the existing JV Master Leases to which it is a party.

Tenant Summary

The information presented below does not give effect to the filing of the notice of rejection by Sears Holdings of the Master Lease on February 28, 2019, or the execution of the Holdco Master Lease.

The following table sets forth information regarding our tenants and our leases, with JV Properties presented at our proportional share, based on signed leases as of December 31, 2018, including SNO leases:

(in thousands except number of leases and PSF data)
	Number of	Leased	% of Total	Annual	% of Total	Annual
Tenant	Leases	GLA	Leased GLA	Rent	Annual Rent	Rent PSF
Sears Holdings (1)(2)	105	12,619	56.0%	$61,341	29.1%	$4.86
In-place diversified, non-Sears leases (2)	236	5,043	22.4%	66,200	31.4%	13.13
SNO diversified, non-Sears leases (2)	170	4,852	21.6%	83,297	39.5%	17.17
Sub-total diversified, non-Sears leases	406	9,895	44.0%	149,497	70.9%	15.11
Total	511	22,514	100.0%	$210,838	100.0%	$9.36

(1)	Number of leases reflects number of properties subject to the Master Lease and JV Master Leases.
(2)	Metrics include four properties subject to previously exercised recapture notices and five properties under contract for sale.

The following table lists the top tenants at our properties, including JV Properties presented at our proportional share, based on signed leases as of December 31, 2018, including SNO leases:

(dollars in thousands)
Tenant	Number of Leases	Annual Rent	% of Total Annual Rent	Concepts/Brands
Sears Holdings (1)(2)	105	$61,341	29.1%	Sears, Sears Auto Center, Kmart
Dave & Busters	10	8,383	4.0%
Round One Entertainment	8	7,759	3.7%
At Home	11	6,592	3.1%
24 Hour Fitness	7	6,405	3.0%
Burlington Stores	10	6,195	2.9%
Dick's Sporting Goods	7	5,843	2.8%
Ross Dress For Less	15	5,512	2.6%	Ross Dress for Less, dd's Discounts
Cinemark	4	4,899	2.3%
Equinox Fitness	18	4,760	2.3%	Equinox, Blink Fitness
Nordstrom Rack	6	4,385	2.1%
AMC	3	4,202	2.0%
Primark	3	3,925	1.9%
Floor & Decor	3	3,082	1.5%
Hobby Lobby	6	3,038	1.4%
Bed Bath & Beyond	6	2,491	1.2%	Bed Bath & Beyond, buybuyBaby, Cost Plus World Market, Christmas Tree Shops andThat!
TJX	8	2,289	1.1%	TJ Maxx, Marshalls, HomeGoods, HomeSense, Sierra Trading Post
PetSmart	4	2,012	1.0%

(1)	Number of leases reflects number of properties subject to the Master Lease and JV Master Leases.
(2)	Taking into account previously exercised recapture notices and assets under contract for sale, there were 96 properties subject to the Master Lease and JV Master Leases as of December 31, 2018.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for signed leases, including SNO leases, with JV Properties presented at our proportional share, as of December 31, 2018.  The information set forth in the table assumes that no tenants exercise renewal options or early termination rights:

(in thousands except number of leases)
Year	Number of Leases (1)	Leased GLA	% of Total Leased GLA	Annual Rent	% of Total Annual Rent
Month-to-Month	17	69	0.3%	$939	0.5%
2019	21	437	1.9%	2,912	1.4%
2020	25	282	1.3%	2,737	1.3%
2021	17	261	1.2%	2,825	1.3%
2022	16	197	0.9%	2,588	1.2%
2023	18	495	2.2%	8,592	4.1%
2024	5	108	0.5%	1,025	0.5%
2025 (1)	112	12,891	57.3%	64,711	30.7%
2026	15	415	1.8%	7,179	3.4%
2027	12	414	1.8%	4,392	2.1%
2028	38	810	3.6%	13,417	6.4%
Thereafter	45	1,284	5.7%	16,225	7.7%
SNO Leases	170	4,852	21.6%	83,297	39.5%
Total	511	22,515	100.0%	$210,839	100.0%

(1)	In 2025, includes 105 properties subject to the Master Lease and JV Master Leases.

ITEM 3.	LEGAL PROCEEDINGS

During the Sears Holdings bankruptcy proceedings, the Official Committee of Unsecured Creditors of Sears Holdings (the “UCC”) and others, including the Restructuring Subcommittee of the Board of Directors of Sears Holdings, have alleged that the 2015 Transactions between us and Sears Holdings constituted a fraudulent conveyance, and have indicated an intent to pursue litigation challenging the 2015 Transactions on that and other grounds.  The approval of the Holdco Acquisition by the Bankruptcy Court expressly preserved claims relating to the 2015 Transactions between us and Sears Holdings.

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such ordinary course legal proceedings and claims will not have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “SRG”.

The following graph provides a comparison, from July 6, 2015 through December 31, 2018, of the percentage change in the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Class A shares of the Company, the Standard & Poor's ("S&P") 500 Index and the SNL US REIT Index, an industry index of publicly-traded REITs (including the Company).

Data for the S&P 500 Index and the SNL US REIT Index were provided by SNL Financial LLC.

Index		7/6/15	12/31/15	12/31/16	12/31/17	12/31/18
Seritage Growth Properties	Cum $	100	138	149	145	119
	Return %		37.6	49.3	44.7	18.7
S&P 500	Cum $	100	100	112	136	130
	Return %		(0.2)	11.8	36.2	30.2
SNL US REIT Equity	Cum $	100	106	116	125	119
	Return %		6.3	15.7	25.3	19.1

On February 22, 2019, the reported closing sale price per share of our Class A common stock on the NYSE was $44.14.

As of February 22, 2019, there were 35,667,521 Class A common shares issued and outstanding which were held by approximately 136 shareholders of record.  The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name.

In addition, as of February 22, 2019, there were 1,322,365 Class B non-economic common shares issued and outstanding and 20,119,222 outstanding Operating Partnership units held by limited partners other than the Company.  There are no Class C non-voting common shares outstanding.

The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class C non-voting common shares have economic rights, but do not have voting rights.  Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share.  As of December 31, 2018, all 6,790,635 shares of Class C non-voting common shares that were issued and outstanding have been converted to Class A common shares.

The Operating Partnership units are generally exchangeable into shares of Class A common stock on a one-for-one basis.

The following table provides information with respect to the Company’s equity compensation plan at December 31, 2018:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	324,750	(1)	n/a	(2)	2,668,764	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	324,750		—		2,668,764

(1)	Represents RSUs previously granted and that remain unvested as of December 31, 2018.
(2)	Weighted average exercise price does not apply to RSUs.
(3)

Shares remaining available for future issuance under the Seritage Growth Properties 2015 Share Plan, taking into account 216,835 shares of restricted stock previously granted and 364,401 shares subject to grants of RSUs previously granted (including those that remain unvested reported in column (a)).

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

The following table sets forth selected financial data which should be read in conjunction with the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report:

				July 7, 2015
				(Date Operations
	Year Ended December 31,			Commenced) to
	2018	2017	2016	December 31, 2015
Operating Data
Total revenue	$214,754	$241,017	$248,674	$113,571
Total expenses	332,871	355,584	279,121	122,944
Equity in (loss) income of unconsolidated joint ventures	(10,448)	(7,788)	4,646	4,772
Net loss	(114,878)	(120,813)	(91,009)	(38,803)
Net loss attributable to common shareholders	(78,375)	(73,999)	(51,558)	(22,338)
Net loss per share attributable to Class A and Class C common shareholders - Basic and diluted	(2.20)	(2.19)	(1.64)	(0.71)
Dividends declared per share	1.00	1.00	1.00	0.50
Total NOI (1)	143,107	174,758	190,492	89,493
Funds from Operations ("FFO") (1)	24,111	91,690	106,475	36,061
Company FFO (1)	15,746	81,797	127,326	61,954
Cash Flow Data (2)
Operating activities	$54,899	$59,609	$97,215	$18,179
Investing activities	(119,475)	37,189	(62,429)	(2,638,432)
Financing activities	180,199	180,794	(50,486)	2,775,595

	December 31,
	2018	2017	2016	2015
Balance Sheet Data
Investment in real estate, net	$1,751,067	$1,714,560	$1,644,952	$1,639,275
Total assets	2,876,076	2,775,817	2,712,237	2,833,359
Term Loan Facility, net	1,598,053	—	—	—
Mortgage loans payable, net	—	1,202,314	1,166,871	1,142,422
Total liabilities	1,725,618	1,454,957	1,287,926	1,263,282
Non-controlling interests	369,688	434,164	619,754	683,382
Total equity	1,150,458	1,320,860	1,424,311	1,570,077
Other Data (3)
Number of properties	232	253	266	266
Gross leasable area (sq. ft.)	33,951	37,270	39,522	39,743
Percentage leased	67.0%	80.0%	99.2%	99.4%
Annual rent	$210,838	$214,676	$231,675	$202,938
Rent PSF	9.36	7.20	5.91	5.13

(1)	Total NOI, FFO and Company FFO are supplemental, non-GAAP financial measurements and do not represent net income as defined by GAAP.
(2)

Cash flow data represents the Company's consolidated cash flows as defined by GAAP; operating cash flow does not include cash distributions received from our unconsolidated joint ventures, except to the extent such distributions are in excess of cumulative equity in earnings in unconsolidated joint ventures.

(3)

Other than number of properties, data based on signed leases as of December 31, 2018, 2017 and 2016, respectively, including SNO leases.  JV Properties are presented at our proportional share for the periods presented.

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

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of December 31, 2018, our portfolio included approximately 36.3 million square feet of gross leasable area (“GLA”), consisting of 206 Wholly Owned Properties totaling 31.6 million square feet of GLA across 48 states and Puerto Rico, and interests in 26 JV Properties totaling approximately 4.7 million square feet of GLA across 13 states.

We have historically generated revenues primarily by leasing our properties to tenants, including both Sears Holdings (prior to its rejection of the Master Lease) and diversified, non-Sears tenants, who operate retail stores (and potentially other uses) in the leased premises, a business model common to many publicly traded REITs.  In addition to revenues generated under the Master Lease through rent payments from Sears Holdings and revenues expected to be generated under the Holdco Master Lease, assuming effectiveness, in future periods, we generate revenue through leases to diversified, non-Sears tenants under existing and future leases for space at our properties.

Our primary objective is to create value for our shareholders through the re-leasing and redevelopment of the majority of our Wholly Owned Properties and JV Properties.  In doing so, we expect to meaningfully grow NOI and diversify our tenant base while transforming our portfolio from one with a single-tenant orientation to one comprised predominately of first-class, multi-tenant shopping centers and larger-scale, mixed-use properties.  In order to achieve our objective, we intend to execute the following strategies:

•	Convert single-tenant buildings into multi-tenant properties at meaningfully higher rents;
•	Maximize value of vast land holdings through retail and mixed-use densification;
•	Leverage existing and future joint venture relationships with leading landlords and financial partners; and
•	Maintain a flexible capital structure to support value creation activities.

As of December 31, 2018, we leased space at 86 Wholly Owned Properties to Sears Holdings pursuant to a master lease agreement (the “Master Lease”) that provided the Company with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.  Of these properties, 49 properties were leased only to Sears Holdings and 37 properties were leased to both Sears Holdings and one or more diversified, non-Sears tenants as of December 31, 2018. The remaining 120 Wholly Owned Properties included 89 properties that were leased solely to diversified, non-Sears tenants and 31 unleased properties.  As of December 31, 2018, space at 19 JV Properties was also leased to Sears Holdings pursuant to lease agreements similar to the Master Lease (the “JV Master Leases”).  Sears Holdings was the sole tenant at seven JV Properties and 12 JV properties were leased to both Sears Holdings and one or more diversified, non-Sears tenants.  Five JV Properties were leased solely to diversified, non-Sears tenants and two JV Properties were unleased as of December 31, 2018. As of December 31, 2018, four Wholly Owned Properties were subject to previously exercised 100% recapture notices and five Wholly Owned Properties were under contract for sale.  Taking into account this recapture and transaction activity, we leased space at 77 Wholly Owned Properties and 19 JV Properties to Sears Holdings under the Master Lease and JV Master Leases, respectively, as of December 31, 2018.

The Master Lease provides us with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at each of the 224 Wholly Owned Properties initially included in the Master Lease (subject to certain exceptions and limitations).  In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, and all outparcels or outlots and certain portions of parking areas and common areas.  Upon exercise of this recapture right, we generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to diversified, non-Sears tenants on potentially superior terms determined by us and for our own account.  We also have the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings, after which we expect to be able to reposition and re-lease those stores on potentially superior terms determined by us and for our own account.

As of December 31, 2018, we had exercised recapture rights at 70 properties, including 17 properties at which we had exercised partial recapture rights, 40 properties at which we had exercised 100% recapture rights (24 of which were converted from partial recapture properties), and 13 properties at which we had exercised our rights to recapture only automotive care centers or outparcels.

With respect to the JV Properties, each JV Master Lease provides for similar recapture rights as the Master Lease governing the Company’s Wholly Owned Properties.

Sears Holdings Bankruptcy Filing

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On February 11, 2019, Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., completed the acquisition of an approximately 425-store retail footprint and other assets and component businesses of Sears Holdings on a going-concern basis (the “Holdco Acquisition”).  In connection with the Holdco Acquisition, Holdco acquired certain designation rights (which rights must be exercised by April 12, 2019) with respect to certain executory contracts and leases of Sears Holdings, including our Master Lease with Sears Holdings. On February 28, 2019, we and certain affiliates of Holdco executed the Holdco Master Lease.  A condition to the performance and obligations provided for in the Holdco Master Lease is the rejection of the Master Lease.  On February 28, 2019, Sears Holdings filed a notice with the Bankruptcy Court seeking an order of the Bankruptcy Court approving the rejection of the Master Lease.  The rejection will become effective by either (i) the Bankruptcy Court issues an order approving the rejection of the Master Lease or (ii) the Master Lease is deemed to be rejected pursuant to the operation of the Bankruptcy Code.  As a result of this condition there can be no assurance as to the commencement of our and Holdco’s performance and obligations provided for in the Holdco Master Lease and/or the timing thereof.

The Holdco Master Lease contains provisions that can help facilitate the diversification of our tenant base. The Holdco Master Lease provides us with the right to recapture up to approximately 50% of the space occupied by Holdco at all properties (other than five specified properties in Puerto Rico and California). Additionally, beginning in the second year of the term of the Holdco Master Lease, we have the right to recapture 100% of the space occupied by Holdco at any of the properties included in the Holdco Master Lease (other than five specified properties located in Puerto Rico and California) without making a specified lease recapture payment to Holdco.  The right to recapture 100% of any property is limited to 10 properties in each year of the Holdco Master Lease term, with carry-over rights if less than 10 properties are recaptured in any year of the Holdco Master Lease term.  Holdco has the right, at any time, to terminate the Holdco Master Lease with respect to any property upon the payment of a termination fee equal to one year of base rent plus annual taxes and other operating expenses, without the requirement that such property is EBITDA negative as is required under the Master Lease.  Additionally, unlike the Master Lease, beginning in the second year of the term of the Holdco Master Lease, Holdco has the right to terminate without payment of a termination fee: (i) up to 16 properties in the second year of the Holdco Master Lease term, (ii) up to 12 properties in the third year of the Holdco Master Lease term, (iii) up to 10 properties in the fourth year of the Holdco Master Lease term, and (iv) thereafter, the remaining properties, in each instance with carry-over rights if less than the maximum permitted number of properties are terminated in any lease year.

As of December 31, 2018, a substantial majority of the space at the JV Properties was leased to Sears Holdings under the JV Master Leases. As of the date hereof, none of the existing JV Master Leases where Sears Holdings is the principal tenant have been assumed or rejected. There can be no assurance that any such leases will not be assumed or rejected, or that Sears Holdings will continue to perform its obligations under the existing JV Master Leases to which it is a party.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc.  Mr. Lampert is also the Chairman of Seritage and the Chairman of the Board of each of the tenant entities that is a party to the Holdco Master Lease.

Joint Ventures and Asset Sales

During the year ended December 31, 2018, the Company contributed its assets in Santa Monica (CA), La Jolla (CA) and West Hartford (CT) into three new joint ventures with institutional capital partners representing an aggregate transaction value of $362 million, or $744 PSF.

During the year ended December 31, 2018, the Company also sold 21 properties totaling 2.1 million square feet across multiple transactions representing an aggregate transaction value of $114.3 million, or $54 PSF. These properties were generally located in smaller markets and 11 of the properties had been vacated by Sears Holdings prior to the time of sale.

The new joint ventures and asset sales generated a total $231.3 million of gross proceeds that were used to repay debt under the Company’s original mortgage facility (which was repaid in full in July 2018) and reinvested into other redevelopment projects.

Effects of Natural Disasters

The Company assessed the impact of the natural disasters (primarily Hurricane Michael) that occurred during the year ended December 31, 2018 and determined that this natural disaster did not have a material impact on our operating results or financial position.  The Company did not experience interruptions in rental payments nor has it incurred material capital expenditures to repair any property damage.

Results of Operations

We derive substantially all of our revenue from rents received from tenants under existing leases at each of our properties. This revenue generally includes fixed base rents and recoveries of expenses that we have incurred and that we pass through to the individual tenants, in each case as provided in the respective leases.

Our primary cash expenses consist of our property operating expenses, general and administrative expenses, interest expense and construction and development related costs.  Property operating expenses include real estate taxes, repairs and maintenance, management expenses, insurance, ground lease costs and utilities; general and administrative expenses include payroll, office expenses, professional fees, and other administrative expenses; and interest expense is on our term loan facility.  In addition, we incur substantial non-cash charges for depreciation and amortization on our properties and related intangible assets and liabilities resulting from the Transaction.

We did not have any revenues or expenses until we completed the Transaction on July 7, 2015.

The results of operations presented for previous periods do not give effect to the bankruptcy of Sears Holdings, any subsequent termination of the Master Lease or entering into the Holdco Master Lease. Our results for future periods may therefore not be comparable for the results presented herein.

Comparison of the Year Ended December 31, 2018 to the Year Ended December 31, 2017

Rental Income

For the year ended December 31, 2018, the Company recognized total rental income of $156.1 million as compared to $178.5 million for the year ended December 31, 2017.  The $22.4 million decrease was driven primarily by (i) a $26.7 million reduction of rental income under the Master Lease, (ii) a $6.5 million reduction in recorded straight-line rent and (iii) lower termination fee income of $0.6 million, offset by a net $11.8 million increase in diversified, non-Sears rental income.

Rental income attributable to Sears Holdings was $86.2 million (excluding termination fee income of $18.7 million and straight-line rental income of ($4.9) million), or 61.9% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holdings was $112.9 million, or approximately 73.2% of total rental income earned in the period.

Rental income attributable to diversified, non-Sears tenants was $53.2 million (excluding straight-line rental income of $7.5 million), or 38.1% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to diversified, non-Sears tenants was $41.4 million, or approximately 26.8% of total rental income earned in the period.

Straight-line rent was $2.6 million as compared to $3.7 million for the prior year period. The reduction in straight-line rent was primarily due to the amortization of straight-line rent receivables that were deemed uncollectable under the Master Lease as result of recapture and termination activity or as a result of Sears Holdings’ bankruptcy filing.  These amounts were offset by an increase in straight-line rent receivables related to diversified, non-Sears tenants under newly commenced lease.

On an annualized basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to diversified, non-Sears tenants would have represented approximately 70.9% of total annual base rental income as of December 31, 2018 as compared to 52.2% as of December 31, 2017.

Tenant Reimbursements and Property Operating Expenses

Pursuant to the provisions of the Master Lease and many third-party leases, the Company is entitled to be reimbursed for certain property related expenses.

For the year ended December 31, 2018, the Company recorded tenant reimbursement income of $57.5 million compared to property operating and real estate tax expenses totaling $71.2 million, an expense recovery rate of 80.8%.  For the year ended December 31, 2017, the Company recorded tenant reimbursement income of $62.5 million compared to property operating and real estate tax expenses totaling $65.3 million, an expense recovery rate of 95.7%.

The increase in property operating and real estate taxes was primarily due to the Company incurring utility and common area maintenance expenses at certain properties vacated by Sears Holdings during 2018 and for which Sears Holdings paid such expenses directly during the prior year period.

The reductions in tenant reimbursement income and the expense recovery rate were primarily due to an increase in the amount of unleased space in the portfolio, including unleased space for which the Company was previously recording tenant reimbursement income as a result of termination payments under the Master Lease.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets.

For the year ended December 31, 2018, the Company incurred depreciation and amortization expenses of $226.7 million as compared to depreciation and amortization expenses of $262.2 million in the prior year period.  The decrease of $35.5 million was due primarily to (i) $57.7 million less depreciation attributable to demolished buildings and (ii) $34.2 million of lower scheduled amortization and depreciation resulting from an increase in fully-amortized lease intangibles and fully-depreciated buildings, as well as from dispositions and the contribution of properties to new joint ventures, offset by (i) $56.4 million of accelerated amortization attributable to in-place lease intangible assets as a result of recapture and termination activity under the Master Lease, as well as a reassessment of the useful life of in-place lease intangible assets related to the Master Lease as a result of Sears Holdings’ bankruptcy filing.

Accelerated amortization results from the recapture of space from, or the termination of space by, Sears Holdings.  Such recaptures and terminations are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

For the year ended December 31, 2018, the Company incurred general and administrative expenses of $34.8 million, including $7.5 million of equity-based compensation, compared to general and administrative expenses of $27.9 million, including $7.0 million of equity-based compensation, for the prior year period.  The $0.5 million increase in equity-based compensation was driven primarily by the outperformance of targets related to equity awards with performance-based vesting.  The remaining $6.4 million increase was driven primarily by (i) approximately $2.6 million of increased compensation and related costs resulting from an increase in personnel, (ii) approximately $1.9 million of legal and advisory costs related to Sears Holdings bankruptcy and (iii) approximately $1.5 million of expenses related to financing and other transactions that were not consummated.

Gain on Sale of Real Estate

During the year ended December 31, 2018:

−

The Company contributed its property located in San Diego, CA to the UTC JV and sold a 50.0% interest to a separate account advised by Invesco Real Estate based on a contribution value of $68.0 million and pre-transaction development and other costs of approximately $19.2 million. As a result of the transaction, the Company recorded a gain of $28.3 million which is included in gain on sale of real estate within the consolidated statements of operations.

−

The Company contributed its property located in West Hartford, CT to the West Hartford JV and sold a 50.0% interest to First Washington Realty based on the Initial West Hartford JV Contribution Value of $25.0 million and pre-transaction development and other costs of approximately $20.2 million.  As a result of the transaction, the Company recorded the Initial West Hartford JV Gain of $1.2 million which is included in gain on sale of real estate within the consolidated statements of operations. During the fourth quarter of 2018, the Company determined that certain pre-transaction development costs would not be reimbursed by the West Hartford JV and, therefore decreased the gain on sale of real estate within the consolidated statement of operations by $4.4 million.

The West Hartford JV is subject to (i) a revaluation upon the earlier of the first anniversary of project stabilization (as defined in the operating agreement of the West Hartford JV) or December 31, 2019, and (ii) an adjustment based on the timing, method and magnitude of the reassessment of the property for real estate tax purposes between 2018 and 2022.  Upon revaluation, the primary inputs in determining the Initial West Hartford JV Contribution Value, which consist of property operating income and total project costs, will be updated for actual results and the Final West Hartford JV Contribution Value will be calculated to yield a pre-determined rate of return to First Washington Realty.  Upon adjustment for real estate tax purposes, an amount based on the difference between actual real estate taxes and tenant recoveries for such real estate taxes will be determined and the capitalized value of such amount will be applied as the Real Estate Tax Adjustment Amount. The Final West Hartford JV Gain will not be more than $5.8 million or less than ($3.4) million

Each reporting period the Company re-analyzes the primary inputs that determine the Initial West Hartford JV Contribution Value and Initial West Hartford JV Gain.   For the year ended December 31, 2018, there were no adjustments to the Initial West Hartford JV Contribution Value or the Initial West Hartford JV Gain resulting from such analysis.

−

The Company contributed its property located in Santa Monica, CA to the Mark 302 JV and sold a 49.9% interest to an investment fund managed by Invesco Real Estate based on the Initial Mark 302 JV Contribution Value of $90.0 million. As a result of the transaction, the Company recorded the Initial Mark 302 JV Gain of $38.8 million which is included in gain on sale of real estate within the consolidated statements of operations.

The Mark 302 JV is subject to a revaluation upon the earlier of the first anniversary of project stabilization (as defined in the operating agreement of the Mark 302 JV) or December 31, 2020. Upon revaluation, the primary inputs in determining the Initial Mark 302 JV Contribution Value, which consist of property operating income and total project costs, will be updated for actual results and the Final Contribution Value will be calculated to yield a pre-determined rate of return to the investment fund managed by Invesco Real Estate.  The Final Mark 302 JV Gain will not be more than $53.8 million or less than $8.8 million.

Each reporting period the Company re-analyzes the primary inputs that determine the Final Mark 302 Contribution Value and Final Mark 302 Gain.   For the year ended December 31, 2018, there were no adjustments to the Initial Mark 302 Contribution Value or the Initial Mark 302 Gain resulting from such analysis.

−

The Company sold 21 properties across multiple transactions that generated gross proceeds of $114.3 million and recorded a gain of approximately $29.5 million which is included in gain on the sale of real estate within the consolidated statements of operations. The 21 properties were generally located in smaller markets and 11 of the properties had been vacated by Sears Holdings prior to the time of sale.

Interest Expense

For the year ended December 31, 2018, the Company incurred $90.0 million of interest expense (net of amounts capitalized) as compared to interest expense of $70.1 million for the prior year period.  The increase in interest expense was primarily driven by (i) the accelerated amortization of $6.3 million of deferred financing costs resulting from the full repayment of the Company’s Mortgage Loans Payable and Unsecured Term Loan, (ii) higher average LIBOR rates interest rates on the Company’s Mortgage Loans Payable and (iii) increased interest expense under the Company’s new Term Loan Facility as result of greater principal amounts outstanding.

Change in Fair Value of Interest Rate Cap

For the year ended December 31, 2018, the Company recorded a loss attributable to change in fair value of its interest rate cap of $23 thousand compared to a loss of $0.7 million for the year ended December 31, 2017.

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

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

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

Change in Fair Value of Interest Rate Cap

For the year ended December 31, 2017, the Company recorded a loss of $0.7 million compared to a loss of $1.4 million for the year ended December 31, 2016.

Liquidity and Capital Resources

Property rental income is our primary source of operating cash flow and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent.  Our primary uses of cash include payment of operating expenses, debt service, reinvestment in and redevelopment of properties, and distributions to shareholders and unitholders.  We believe that we currently have sufficient liquidity to fund such uses in the form of, as of December 31, 2018, (i) $532.9 million of unrestricted cash, (ii) our $400 million Incremental Funding Facility (subject to compliance with specified ratios and as defined below) and (iii) anticipated cash provided by operations.  We may also raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as through asset sales or joint ventures, subject to certain approvals that may be required under the Term Loan Agreement.

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent.  The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”). The Term Loan Facility matures on July 31, 2023.

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

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn.  The Company prepaid an annual fee of $4.0 million at closing and is amortizing the expense to interest expense on the consolidated statement of operations.

As of December 31, 2018, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

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

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, will be required to be guaranteed by all existing and future subsidiaries of the Borrower.  The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Borrower and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a provision that permits our lender to request mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement.

The Term Loan Facility includes certain financial metrics to govern certain collateral and covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion.  Any failure to satisfy any of these financial metrics could limit the Company’s ability to dispose of assets via sale or joint venture and may trigger a requirement for us to provide mortgage collateral to our lender, but will not result in an event of default.

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

Following the rejection by Sears Holdings of the Master Lease, and after giving effect to the Holdco Master Lease, we will not be in compliance with certain financial metrics described above.  As a result, we may be limited in our ability to dispose of assets via sale or joint venture and may be required to comply with a provision that permits our lender to request mortgages and other customary collateral.  The Company otherwise believes it is in compliance with all terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of December 31, 2018, the unamortized balance of the Company’s debt issuance costs was $1.9 million.

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

Interest under the Mortgage Loans was due and payable on the payment dates, and all outstanding principal amounts were due when the loan was scheduled to mature on the payment date in July 2019, pursuant to the Loan Agreements.  The Company had two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions.  Borrowings under the Mortgage Loans bore interest at the London Interbank Offered Rates (“LIBOR”) plus, as of July 31, 2018, a weighted-average spread of 485 basis points; payments were made monthly on an interest-only basis.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the year ended December 31, 2017 was 6.03%.

The Company incurred $22.3 million of debt issuance costs related to the Mortgage Loans and Future Funding Facility which were recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Mortgage Loan Agreements.  During the year ended December 31, 2018, the Company fully amortized the remaining unamortized debt issuance costs as a result of the full repayment of the Mortgage Loans and Future Funding Facility on July 31, 2018.  As of December 31, 2018, the Company had no unamortized debt issuance costs related to the Mortgage Loans and Future Funding Facility as compared to $8.5 million as December 31, 2017.

On July 31, 2018, the aggregate principal amounts outstanding under the Mortgage Loans and the Future Funding Facility were repaid in full and no amounts were outstanding as of December 31, 2018.

Unsecured Delayed Draw Term Loan

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

The principal amount of loans outstanding under the Unsecured Delayed Draw Term Loan, prior to its repayment, bore a base annual interest rate of 6.50%.

Edward S. Lampert, the Company’s Chairman, is the Chairman and Chief Executive Officer of ESL Investments, Inc., which controls JPP, LLC and JPP II, LLC.  The terms of the Unsecured Delayed Draw Term Loan were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Lampert recusing himself).

Unsecured Term Loan

On December 27, 2017, the Operating Partnership, as borrower, and the Company, as guarantor, refinanced the Unsecured Delayed Draw Term Loan with a $200 million unsecured term loan facility (the “Unsecured Term Loan”).  The principal amount outstanding under the Unsecured Delayed Draw Term Loan at termination was $85 million. No prepayment penalties were triggered and the Unsecured Delayed Draw Term Loan terminated in accordance with its terms.

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

The Unsecured Term Loan had a stated maturity of the earlier of (i) December 31, 2018 and (ii) the date on which the outstanding indebtedness under the Company’s existing mortgage and mezzanine facilities are repaid in full.  The Unsecured Term Loan was prepayable at any time in whole or in part, without any penalty or premium.  Amounts drawn under the Unsecured Term Loan and repaid may not have been redrawn.

The principal amount of loans outstanding under the Unsecured Term Loan bore a base annual interest rate of 6.75%.

The Company incurred $1.8 million of debt issuance costs related to the Unsecured Term Loan which was recorded as a direct deduction from the carrying amount of the Unsecured Term Loan and amortized over the term of the loan.  During the year ended December 31, 2018, the Company fully amortized the remaining unamortized debt issuance costs as a result of the full repayment of the Unsecured Term Loan on July 31, 2018.  As of December 31, 2018, the Company had no unamortized debt issuance costs related to the Unsecured Term Loan as compared to $1.5 million as December 31, 2017.

Edward S. Lampert, the Company’s Chairman, is the Chairman and Chief Executive Officer of ESL Investments, Inc., which controls JPP, LLC and JPP II, LLC.  The terms of the Unsecured Term Loan were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Lampert recusing himself).

On July 31, 2018, the principal amounts outstanding under the Unsecured Term Loan were repaid in full and no amounts were outstanding as of December 31, 2018.

Preferred Shares

As of December 31, 2018, we had 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) outstanding.  We may not redeem the Series A Preferred Shares before December 14, 2022, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendums designating the Series A.  On and after December 14, 2022, we may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends.  In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series A Preferred Share for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid

Hedging Instruments

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes.  In connection with the issuance of the Company’s Mortgage Loans and Future Funding Facility in July 2015, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1,261 million and a strike rate of 3.5%.  The interest rate cap was measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheets.  The Company had elected not to utilize hedge accounting and therefore the change in fair value was included within change in fair value of interest rate cap on the consolidated statements of operations.

During the year ended December 31, 2018, the Company terminated the interest rate cap concurrent with the repayment of the Mortgage Loans and the Future Funding Facility.

For the year ended December 31, 2018, the Company recorded a change in the fair value of the interest rate cap of ($23) thousand, as compared to ($0.7) million for the prior year period.

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

The timing, amount, and composition of all dividends and distributions will be made by the Company at the discretion of its Board of Trustees.  Such dividends and distributions will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable law, and other factors as the Board of Trustees of Seritage deems relevant. The Company’s Board of Trustees does not currently expect to declare additional dividends on the Company’s Class A and Class C common shares for the remainder of 2019, based on its assessment of the Company’s investment opportunities and its expectations of taxable income for the year.

The Company’s Board of Trustees also declared the following preferred stock dividends during 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2018
October 23	December 31	January 14, 2019	$0.43750
July 24	September 28	October 15	0.43750
April 24	June 29	July 16	0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of December 31, 2018, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

Our contractual obligations relate to our Term Loan Facility and non-cancelable operating leases in the form of a ground lease at one of our properties, as well as operating leases for our corporate offices.

Information concerning our obligations and commitments to make future payments under contracts for these loan and lease agreements as of December 31, 2018 is aggregated in the following table (in thousands):

		Payments due by Period
		Within			After
Contractual Obligation	Total	1 year	1 - 3 years	3 -5 years	5 years
Long-term debt (1)	$2,125,467	$113,556	$227,422	$1,784,489	$—
Operating leases	10,881	1,599	2,518	2,286	4,478
Total	$2,136,348	$115,155	$229,940	$1,786,775	$4,478

(1)	Includes expected interest payments.

Capital Expenditures

We do not currently anticipate incurring material expenses related to maintenance capital expenditures, tenant improvement costs or leasing commissions, outside of those associated with retenanting and redevelopment projects as described below.

During the year ended December 31, 2018, we incurred maintenance capital expenditures of approximately $2.2 million and tenant improvement costs of $0.1 million that were not associated with retenanting and redevelopment projects.

During the year ended December 31, 2017, we incurred maintenance capital expenditures of approximately $0.5 million and tenant improvement costs and leasing commissions of $2.0 million and $0.3 million, respectively, that were not associated with retenanting and redevelopment projects.

Cash Flows from Operating Activities

Net cash provided by operating activities was $54.9 million for the year ended December 31, 2018 and $59.6 million for the year ended December 31, 2017.  Significant changes in the components of net cash provided by operating activities include:

−

In 2018, a $43.4 million decrease in operating cash inflows due to net reductions of rental income under the Master Lease, increased general and administrative expense and increased interest expense, offset by additional diversified, non-Sears rental income;

−	In 2018, a $5.0 million increase in operating cash flows as a result of changes in operating assets and liabilities; and
−	In 2017, a $34.1 million decrease in operating cash flows as a result of changes in operating assets and liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $119.5 million for the year ended December 31, 2018 compared to net cash provided by investing activities of $37.2 million for the year ended December 31, 2017.  Significant components of net cash used in and provided by investing activities include:

−	In 2018, proceeds from the sale of real estate, $210.1 million;
−	In 2018, development of real estate and property improvements, ($313.6) million;
−	In 2018, net investments in unconsolidated joint ventures, ($16.0) million;
−	In 2017, proceeds from the sale of real estate and JV Interests, $308.2 million;
−	In 2017, development of real estate and property improvements, ($243.1) million; and
−	In 2017, net investments in unconsolidated joint ventures, ($28.0) million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $180.2 million for the year ended December 31, 2018 compared to net cash provided by financing activities of $180.8 million for the year ended December 31, 2017. Significant components of net cash provided by financing activities include:

−	In 2018, proceeds from the Term Loan Facility, $1,600.0 million;
−	In 2018, repayment of mortgage loan payables, ($1,210.6) million;
−	In 2018, repayment of the Unsecured Term Loan, ($145.0) million;
−	In 2018, cash distributions to common stockholders and holders of Operating Partnership units, ($55.8) million;
−	In 2018, cash distributions to preferred shareholders, ($4.0) million;
−	In 2017, proceeds from the Future Funding Facility, $80.0 million;
−	In 2017, proceeds from the Unsecured Term Loan, $145.0 million;
−	In 2017, net proceeds from the issuance of preferred stock, $66.5 million;
−	In 2017, repayment of mortgage loan payables, ($50.6) million; and
−	In 2017, cash distributions to common stockholders and holders of Operating Partnership units, ($55.7) million.

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

During the Sears Holdings bankruptcy proceedings, the Official Committee of Unsecured Creditors of Sears Holdings (the “UCC”) and others, including the Restructuring Subcommittee of the Board of Directors of Sears Holdings, have alleged that the 2015 Transactions between us and Sears Holdings constituted a fraudulent conveyance, and have indicated an intent to pursue litigation challenging the 2015 Transactions on that and other grounds.  The approval of the Holdco Acquisition by the Bankruptcy Court expressly preserved claims relating to the 2015 Transactions between us and Sears Holdings.

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such ordinary course legal proceedings and claims will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings that were occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts.  The table below provides a brief description of each of the 82 new redevelopment projects originated on the Seritage platform as of December 31, 2018.  These projects represent an estimated total investment of approximately $1.45 billion ($1.37 billion at share), of which approximately $907 million ($849 million at share) remained to be spent.

Total Project Costs under $10 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and small shop retail	29,100	Complete
Merrillville, IN	Termination property; redevelop existing store for At Home and small shop retail	132,000	Complete
Elkhart, IN	Termination property; existing store has been released to Big R Stores	86,500	Complete
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	8,200	Complete
Troy, MI	Partial recapture; redevelop existing store for At Home	100,000	Complete
Rehoboth Beach, DE	Partial recapture; redevelop existing store for andThat! and PetSmart	56,700	Complete
Henderson, NV	Termination property; redevelop existing store for At Home, Seafood City, Blink Fitness and additional retail	144,400	Complete
Cullman, AL	Termination property; redevelop existing store for Bargain Hunt, Tractor Supply and Planet Fitness	99,000	Complete
Jefferson City, MO	Termination property; redevelop existing store for Orscheln Farm and Home	96,000	Complete
Guaynabo, PR	Partial recapture; redevelop existing store for Planet Fitness, Capri and additional retail and restaurants	56,100	Complete
Ft. Wayne, IN	Site densification (project expansion); new outparcels for BJ's Brewhouse and Chick-Fil-A	12,000	Complete
Westwood, TX	Termination property; site has been leased to Sonic Automotive and will be repurposed as an auto dealership	213,600	Complete
Albany, NY	Recapture and repurpose auto center space for BJ's Brewhouse, Ethan Allen and additional small shop retail	28,000	Substantially complete
Kearney, NE	Termination property; redevelop existing store for Marshall's, PetSmart, Ross Dress for Less and Five Below	92,500	Substantially complete
Dayton, OH	Recapture and repurpose auto center space for Outback Steakhouse and additional restaurants	14,100	Substantially complete
Florissant, MO	Site densification; new outparcel for Chick-Fil-A	5,000	Delivered to tenant
St. Clair Shores, MI	100% recapture; demolish existing store and develop site for new Kroger grocery store	107,200	Delivered to tenant
Hagerstown, MD	Recapture and repurpose auto center space for BJ's Brewhouse, Verizon and additional retail	15,400	Sold
New Iberia, LA	Termination property; redevelop existing store for Ross Dress for Less, Rouses Supermarkets, Hobby Lobby and small shop retail	93,100	Underway	Q1 2019
North Little Rock, AR	Recapture and repurpose auto center space for LongHorn Steakhouse and additional small shop retail	17,300	Underway	Q2 2019
Hopkinsville, KY	Termination property; redevelop existing store for Bargain Hunt, Farmer's Furniture, Harbor Freight Tools and small shop retail	87,900	Underway	Q2 2019
Mt. Pleasant, PA	Termination property; redevelop existing store for Aldi, Big Lots and additional retail	86,300	Underway	Q3 2019
Oklahoma City, OK	Site densification; new fitness center for Vasa Fitness	59,500	Underway	Q3 2019
Gainesville, FL	Termination property; repurpose existing store as office space for Florida Clinical Practice Association / University of Florida College of Medicine	139,100	Underway	Q4 2019
Layton, UT	Termination property; a portion of the space has been leased to Extra Space Storage and will be repurposed as self storage; existing tenants include Vasa Fitness and small shop retail	172,100	Q1 2019	Q2 2019
Hampton, VA	Site densification; new outparcel for Chick-fil-A	2,200	Sold
Houston, TX	100% recapture; entered into ground lease with adjacent mall with potential to participate in future redevelopment	214,400	Q1 2019	Q2 2019
Hialeah, FL	Recapture and repurpose auto center space for restaurants and small shop retail	14,000	Q2 2019	Q1 2020

Total Project Costs $10 - $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Braintree, MA	100% recapture; redevelop existing store for Nordstrom Rack, Saks OFF 5th and additional retail	90,000	Complete
Honolulu, HI	100% recapture; redevelop existing store for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	Complete
Anderson, SC	100% recapture (project expansion); redevelop existing store for Burlington Stores, Gold's Gym, Sportsman's Warehouse, additional retail and restaurants	111,300	Complete
Madison, WI	Partial recapture; redevelop existing store for Dave & Busters, Total Wine & More, additional retail and restaurants	75,300	Substantially complete
Orlando, FL	100% recapture; demolish and construct new buildings for Floor & Decor, Orchard Supply Hardware, LongHorn Steakhouse, Mission BBQ, Olive Garden and additional small shop retail and restaurants	139,200	Substantially complete
Paducah, KY	Termination property; redevelop existing store for Burlington Stores, Ross Dress for Less and additional retail	102,300	Substantially complete
Springfield, IL	Termination property; redevelop existing store for Burlington Stores, Binny's Beverage Depot, Marshall's, Orangetheory Fitness, Outback Steakhouse, CoreLife Eatery and additional small shop retail	133,400	Substantially complete
Thornton, CO	Termination property; redevelop existing store for Vasa Fitness and additional junior anchors	191,600	Substantially complete
Cockeysville, MD	Partial recapture; redevelop existing store for HomeGoods, Michael's Stores, additional junior anchors and restaurants	83,500	Substantially complete
Warwick, RI	Termination property (project expansion); redevelop existing store and detached auto center for At Home, BJ's Brewhouse, Raymour & Flanigan, additional retail and restaurants	190,700	Substantially complete
Salem, NH	Densify site with new theatre for Cinemark and recapture and repurpose auto center for restaurant space to join existing tenant Dick's Sporting Goods	71,200	Delivered to tenants
Fairfax, VA	Partial recapture; redevelop existing store and attached auto center for Dave & Busters, additional junior anchors and restaurants	110,300	Delivered to tenants
Temecula, CA	Partial recapture; redevelop existing store and detached auto center for Round One, small shop retail and restaurants	65,100	Delivered to tenant
Hialeah, FL	100% recapture; redevelop existing store for Bed, Bath & Beyond, Ross Dress for Less and dd's Discounts to join current tenant, Aldi	88,400	Delivered to tenants
Santa Cruz, CA	Partial recapture; redevelop existing store for TJ Maxx, HomeGoods and additional junior anchors	62,200	Sold
North Hollywood, CA	Partial recapture; redevelop existing store for Burlington Stores and Ross Dress for Less	79,800	Underway	Q1 2019
North Miami, FL	100% recapture; redevelop existing store for Blink Fitness, Burlington Stores, Michael's and Ross Dress for Less	124,300	Underway	Q2 2019
Canton, OH	Partial recapture; redevelop existing store for Dave & Busters and restaurants	83,900	Underway	Q2 2019
North Riverside, IL	Partial recapture; redevelop existing store and detached auto center for Blink Fitness, Round One, additional junior anchors, small shop retail and restaurants	103,900	Underway	Q2 2019
Olean, NY	Termination property (project expansion); redevelop existing store for Marshall's, Ollie's Bargain Basement and additional retail	125,700	Underway	Q2 2019
West Jordan, UT	Termination property (project expansion); redevelop existing store and attached auto center for At Home, Burlington Stores and additional retail	190,300	Underway	Q2 2019
Las Vegas, NV	Partial recapture; redevelop existing store for Round One and additional retail	78,800	Underway	Q3 2019
Roseville, MI	Termination property (project expansion); redevelop existing store for At Home, Hobby Lobby, Chick-fil-A and additional retail	369,800	Underway	Q3 2019
Yorktown Heights, NY	Partial recapture; redevelop existing store for 24 Hour Fitness and retail uses	85,200	Underway	Q4 2019
Charleston, SC	100% recapture (project expansion); redevelop existing store and detached auto center for Burlington Stores and additional retail	126,700	Underway	Q4 2019
Chicago, IL (Kedzie)	Termination property; redevelop existing store for Ross Dress for Less, dd's Discounts, Blink Fitness and additional retail	123,300	Underway	Q4 2019
El Paso, TX	Termination property; redevelop existing store for Ross Dress for Less, dd's Discounts and additional retail	114,700	Underway	Q4 2019
Warrenton, VA	Termination property; redevelop existing store for HomeGoods and additional retail	97,300	Q1 2019	Q3 2019
Pensacola, FL	Termination property; redevelop existing store for BJ's Wholesale, additional retail and restaurants	134,700	Q1 2019	Q1 2020
Vancouver, WA	Partial recapture; redevelop existing store for Round One, Hobby Lobby and additional retail and restaurants	72,400	Q1 2019	Q2 2020
Manchester, NH	Termination property; redevelop existing store for Dick's Sporting Goods, Dave & Busters, additional retail and restaurants	117,700	Q3 2019	Q3 2020
Saugus, MA	Partial recapture; redevelop existing store and detached auto center (note: temporarily postponed while the Company identifies a new lead tenant)	99,000	To be determined

Total Project Costs over $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Memphis, TN	100% recapture; demolish and construct new buildings for LA Fitness, Nordstrom Rack, Ulta Beauty, Hopdoddy Burger Bar and additional junior anchors, restaurants and small shop retail	135,200	Complete
St. Petersburg, FL	100% recapture; demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart, Five Below, Chili's Grill & Bar, Pollo Tropical, LongHorn Steakhouse, Verizon and additional small shop retail and restaurants	142,400	Complete
West Hartford, CT	100% recapture; redevelop existing store and detached auto center for buybuyBaby, Cost Plus World Market, REI, Saks OFF Fifth, other junior anchors, Shake Shack and additional small shop retail (note: contributed to West Hartford JV in Q2 2018)	147,600	Substantially complete
Wayne, NJ	Partial recapture (project expansion); redevelop existing store and detached auto center for Cinemark, Dave & Busters and additional junior anchors and restaurants (note: contributed to GGP II JV in Q3 2017)	156,700	Delivered to tenant
Carson, CA	100% recapture (project expansion); redevelop existing store for Burlington Stores, Ross Dress for Less, Gold's Gym and additional retail	163,800	Underway	Q1 2019
Watchung, NJ	100% recapture; demolish full-line store and detached auto center and construct new buildings for Cinemark, HomeSense, Sierra Trading Post, Ulta Beauty, Chick-fil-A, small shop retail and additional restaurants	126,700	Underway	Q2 2019
Austin, TX	100% recapture (project expansion); redevelop existing store for AMC Theatres, additional junior anchors and restaurants	177,400	Underway	Q3 2019
El Cajon, CA	100% recapture; redevelop existing store and auto center for Ashley Furniture, Bob's Discount Furniture, Burlington Stores and additional retail and restaurants; a portion of the space has been leased to Extra Space Storage and will be repurposed as self storage	242,700	Underway	Q3 2019
Anchorage, AK	100% recapture; redevelop existing store for Guitar Center, Safeway, Planet Fitness and additional retail to join current tenant, Nordstrom Rack	142,500	Underway	Q4 2019
Aventura, FL	100% recapture; demolish existing store and construct new, multi-level open air retail destination featuring a leading collection of experiential shopping, dining and entertainment concepts alongside a treelined esplanade and activated plazas	216,600	Underway	Q4 2019
East Northport, NY	Termination property; redevelop existing store and attached auto center for AMC Theatres, 24 Hour Fitness, Floor & Decor and small shop retail	179,700	Underway	Q4 2019
Greendale, WI	Termination property; redevelop existing store and attached auto center for Dick's Sporting Goods, Round One, TJ Maxx, additional retail and restaurants	223,800	Underway	Q4 2019
Reno, NV	100% recapture; redevelop existing store and auto center for Round One and additional retail	169,800	Underway	Q4 2019
San Diego, CA	100% recapture; redevelop existing store into two highly-visible, multi-level buildings with exterior facing retail space leased to Equinox Fitness and a premier mix of experiential shopping, dining, and entertainment concepts (note: contributed to UTC JV in Q2 2018)	206,000	Underway	Q4 2019
Santa Monica, CA	100% recapture; redevelop existing building into premier, mixed-use asset featuring unique, small-shop retail and creative office space (note: contributed to Mark 302 JV in Q1 2018)	96,500	Underway	Q4 2019
Tucson, AZ	100% recapture; redevelop existing store and auto center for Round One and additional retail	224,300	Underway	Q4 2019
Fairfield, CA	100% recapture (project expansion); redevelop existing store and auto center for Dave & Busters, AAA Auto Repair Center and additional retail	146,500	Underway	Q1 2020
Roseville, CA	Termination property (project expansion): redevelop existing store and auto center for Cinemark, Round One, AAA Auto Repair Center, additional retail and restaurants	147,400	Underway	Q2 2020
Plantation, FL	100% recapture (project expansion); redevelop existing store and auto center for GameTime, Powerhouse Gym, additional retail and restaurants	184,400	Underway	Q1 2020
San Antonio, TX	Termination property (project expansion); redevelop existing store for Bed Bath & Beyond, buybuyBaby, Tru Fit additional retail and fitness to complement repurposed auto center occupied by Orvis, Jared's Jeweler and Shake Shack	215,900	Q1 2019	Q2 2020
Asheville, NC	100% recapture; redevelop existing store and auto center for Alamo Drafthouse, restaurants and small shop retail	110,600	Q1 2019	Q3 2020
Orland Park, IL	100% recapture; redevelop existing store for AMC Theatres, 24 Hour Fitness, additional retail and restaurants	181,900	Q3 2019	Q4 2020

We continue to evaluate a number of additional similar projects that are consistent with our primary objective to maximize the value of our properties by redeveloping space currently or formerly occupied by Sears and Kmart and re-leasing it to new, diversified tenants at higher rents.  Investment returns are dependent on the success of the leasing and development plans in place for each project, as well as the successful completion of each project.  Investment returns are subject to a number of variables, risks, and uncertainties including those disclosed within Item 1A of this Annual Report. We also refer you to our disclosure related to forward-looking statements.

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

During the year ended December 31, 2018, the Company sold 21 properties for net proceeds of $210.1 million and recognized gain on sale of real estate of $96.2 million. During the year ended December 31, 2017, the Company sold a 50% interest in five properties for net proceeds of $50.9 million and recognized gain on sale of real estate of $11.4 million. The Company did not sell any assets during the year ended December 31, 2016.

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

We commence recognizing revenue based on an evaluation of a number of factors. In most cases, revenue recognition under a lease begins when the lease space is substantially ready for its intended use, which may be deemed to occur between the time when the lessee takes possession of or controls the physical use of the leased asset and when the tenant opens for business.  Generally, this occurs on the rent commencement date.

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

Non-GAAP Supplemental Financial Measures and Definitions

The Company makes reference to NOI, Total NOI, FFO and Company FFO which are considered non-GAAP measures.

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

In November 2018, NAREIT restated its definition of FFO effective for annual periods beginning after December 15, 2018. The definition was restated to additionally exclude from net income amortization of a lessee’s right-of-use asset and gains and losses from change in control. The Company will calculate FFO under the restated definition beginning in 2019.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

None of NOI, Total NOI, FFO and Company FFO are measures that (i) represent cash flow from operations as defined by GAAP; (ii) are indicative of cash available to fund all cash flow needs, including the ability to make distributions; (iii) are alternatives to cash flow as a measure of liquidity; or (iv) should be considered alternatives to net income (which is determined in accordance with GAAP) for purposes of evaluating the Company’s operating performance.  Reconciliations of these measures to the respective GAAP measures we deem most comparable are presented below on a comparative basis for all periods.

The following table reconciles NOI and Total NOI to GAAP net loss for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
NOI and Total NOI	2018	2017	2016
Net loss	$(114,878)	$(120,813)	$(91,009)
Termination fee income	(18,711)	(19,314)	(5,288)
Management and other fee income	(1,196)	—	—
Depreciation and amortization	226,675	262,171	177,119
General and administrative expenses	34,788	27,902	17,469
Litigation charge	—	—	19,000
Acquisition-related expenses	—	—	73
Equity in loss of unconsolidated joint ventures	10,448	7,788	(4,646)
Gain on sale of interests in unconsolidated joint ventures	—	(60,302)	—
Gain on sale of real estate	(96,165)	(11,447)	—
Interest and other income	(7,886)	(877)	(266)
Interest expense	90,020	70,112	63,591
Change in fair value of interest rate cap	23	701	1,378
Provision for income taxes	321	271	505
NOI	$123,439	$156,192	$177,926
NOI of unconsolidated joint ventures	19,138	23,547	26,611
Straight-line rent adjustment (1)	2,170	(3,918)	(13,168)
Above/below market rental income/expense (1)	(1,640)	(1,063)	(877)
Total NOI	$143,107	$174,758	$190,492

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles FFO and Company FFO to GAAP net loss the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended December 31,
FFO and Company FFO	2018	2017	2016
Net loss	$(114,878)	$(120,813)	$(91,009)
Real estate depreciation and amortization (consolidated properties)	224,217	260,543	176,366
Real estate depreciation and amortization (unconsolidated joint ventures)	15,840	23,954	21,118
Gain on sale of interests in unconsolidated joint ventures	—	(60,302)	—
Gain on sale of real estate	(96,165)	(11,447)	—
Dividends on preferred shares	(4,903)	(245)	—
FFO attributable to common shareholders and unitholders	$24,111	$91,690	$106,475
Termination fee income	(18,711)	(19,314)	(5,288)
Change in fair value of interest rate cap	23	701	1,378
Amortization of deferred financing costs	10,323	8,720	5,360
Litigation charge	—	—	19,000
Acquisition-related expenses	—	—	73
Up-front hiring and personnel costs	—	—	328
Company FFO attributable to common shareholders and unitholders	$15,746	$81,797	$127,326

FFO per diluted common share and unit	$0.43	$1.65	$1.92
Company FFO per diluted common share and unit	$0.28	$1.47	$2.29

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	35,560	33,804	31,416
Weighted average OP units outstanding	20,153	21,820	24,176
Weighted average common shares and units outstanding	55,713	55,624	55,592

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2018, we had $1.6 billion of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility and therefore not subject to interest rate fluctuations.

As of December 31, 2018, the estimated fair value of our consolidated debt was $1.6 billion.  The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

As of December 31, 2018, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that, as of December 31, 2018, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the three months ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our definitive proxy statement with respect to our 2019 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K, filed on February 28, 2018.

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

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 28, 2017.

10.14	Form of Seritage Growth Properties 2015 Share Plan	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-11, filed on May 11, 2015.

10.15	Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on July 10, 2015.

10.16	Form of Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed on March 1, 2017.

10.17	Form of Seritage Growth Properties Sign-On P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on July 10, 2015.

10.18	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on July 10, 2015.

10.19	Form of Seritage Growth Properties Annual P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on July 10, 2015.

10.20	Employment Agreement with Brian Dickman, dated as of July 6, 2015.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on July 10, 2015.

Exhibit No.	Description	SEC Document Reference
10.21	Employment Agreement with Mary Rottler, dated as of June 2, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 19, 2015.

10.22	Employment Agreement, dated April 17, 2015, between Benjamin Schall and Seritage Growth Properties	Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.23	Letter Agreement, dated April 30, 2015, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Benjamin Schall	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.24	Letter Agreement, dated May 15, 2015, between Matthew Fernand and Seritage Growth Properties	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.25	Letter Agreement, dated May 13, 2015, between James Bry and Seritage Growth Properties	Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.26	Exchange Agreement by and among Seritage Growth Properties, Seritage Growth Properties, L.P., ESL Partners, L.P., and Edward S. Lampert, dated as of June 26, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 2, 2015.

10.27	Exchange Agreement by and among Seritage Growth Properties and Fairholme Capital Management, L.L.C., dated as of June 30, 2015	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 2, 2015.

10.28	Senior Secured Term Loan Agreement, dated July 31, 2018, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 31, 2018.

10.29	Employment Agreement, dated May 2, 2018, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Benjamin Schall	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2018.

10.30	Employment Agreement, dated May 16, 2018, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Kenneth Lombard	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 3, 2018.

10.31	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement – 2018 Incentive RSUs	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 3, 2018.

10.32	Form of Seritage Growth Properties Performance-Vesting Restricted Share Unit Agreement – 2018 Incentive P-RSUs	Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on August 3, 2018.

21.1	List of subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith.

Exhibit No.	Description	SEC Document Reference

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: March 1, 2019	/s/ Benjamin W. Schall

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward S. Lampert	Chairman of the Board of Trustees	March 1, 2019
Edward S. Lampert

/s/ Benjamin W. Schall	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 1, 2019
Benjamin W. Schall

/s/ Brian R. Dickman	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
Brian R. Dickman

/s/ David S. Fawer	Trustee	March 1, 2019
David S. Fawer

/s/ John. T. McClain	Trustee	March 1, 2019
John T. McClain

/s/ Sharon Osberg	Trustee	March 1, 2019
Sharon Osberg

/s/ Thomas M. Steinberg	Trustee	March 1, 2019
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Seritage Growth Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seritage Growth Properties and subsidiaries (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2019

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Seritage Growth Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated March 1, 2019, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

March 1, 2019

SERITAGE GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Investment in real estate
Land	$696,792	$799,971
Buildings and improvements	900,173	829,168
Accumulated depreciation	(137,947)	(139,483)
	1,459,018	1,489,656
Construction in progress	292,049	224,904
Net investment in real estate	1,751,067	1,714,560
Real estate held for sale	3,094	—
Investment in unconsolidated joint ventures	398,577	282,990
Cash and cash equivalents	532,857	241,569
Restricted cash	—	175,665
Tenant and other receivables, net	36,926	30,787
Lease intangible assets, net	123,656	310,098
Prepaid expenses, deferred expenses and other assets, net	29,899	20,148
Total assets	$2,876,076	$2,775,817

LIABILITIES AND EQUITY
Liabilities
Term loan facility, net	$1,598,053	$—
Mortgage loans payable, net	—	1,202,314
Unsecured term loan, net	—	143,210
Accounts payable, accrued expenses and other liabilities	127,565	109,433
Total liabilities	1,725,618	1,454,957

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 35,667,521 and 32,415,734 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	357	324
Class B common shares $0.01 par value; 5,000,000 shares authorized; 1,322,365 and 1,328,866 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	13	13
Class C common shares $0.01 par value; 50,000,000 shares authorized; nil and 3,151,131 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	31
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of December 31, 2018 and December 31, 2017; liquidation preference of $70,000	28	28
Additional paid-in capital	1,124,504	1,116,060
Accumulated deficit	(344,132)	(229,760)
Total shareholders' equity	780,770	886,696
Non-controlling interests	369,688	434,164
Total equity	1,150,458	1,320,860
Total liabilities and equity	$2,876,076	$2,775,817

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2018	2017	2016
REVENUE
Rental income	$156,055	$178,492	$186,421
Tenant reimbursements	57,503	62,525	62,253
Management and other fee income	1,196	—	—
Total revenue	214,754	241,017	248,674
EXPENSES
Property operating	28,705	19,700	21,510
Real estate taxes	42,446	45,653	43,681
Depreciation and amortization	226,675	262,171	177,119
General and administrative	34,788	27,902	17,469
Litigation charge	—	—	19,000

Provision for doubtful accounts	257	158	269
Acquisition-related expenses	—	—	73

Total expenses	332,871	355,584	279,121
Gain on sale of real estate	96,165	11,447	—
Gain on sale of interests in unconsolidated joint ventures	—	60,302	—
Equity in (loss) income of unconsolidated joint ventures	(10,448)	(7,788)	4,646
Interest and other income	7,886	877	266
Interest expense	(90,020)	(70,112)	(63,591)
Change in fair value of interest rate cap	(23)	(701)	(1,378)
Loss before income taxes	(114,557)	(120,542)	(90,504)
Provision for income taxes	(321)	(271)	(505)
Net loss	(114,878)	(120,813)	(91,009)
Net loss attributable to non-controlling interests	41,406	47,059	39,451
Net loss attributable to Seritage	$(73,472)	$(73,754)	$(51,558)
Preferred dividends	(4,903)	(245)	—
Net loss attributable to Seritage common shareholders	$(78,375)	$(73,999)	$(51,558)

Net loss per share attributable to Seritage Class A and Class C common shareholders - Basic	$(2.20)	$(2.19)	$(1.64)
Net loss per share attributable to Seritage Class A and Class C common shareholders - Diluted	$(2.20)	$(2.19)	$(1.64)
Weighted average Class A and Class C common shares outstanding - Basic	35,560	33,804	31,416
Weighted average Class A and Class C common shares outstanding - Diluted	35,560	33,804	31,416

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY

(Amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2016	24,818	$248	1,589	$16	6,773	$68	—	$—	$924,508	$(38,145)	$683,382	$1,570,077

Net loss	—	—	—	—	—	—	—	—	—	(51,558)	(39,451)	(91,009)
Common dividends and distributions declared ($1.00 per share and unit)	—	—	—	—	—	—	—	—	—	(31,635)	(24,177)	(55,812)
Vesting of restricted share units	7	0	—	—	—	—	—	—	(13)	—	—	(13)
Share-based compensation	—	—	—	—	—	—	—	—	1,068	—	—	1,068
Share class exchanges, net (1,018,500 common shares)	1,018	10	—	—	(1,018)	(10)	—	—	—	—	—	—

Balance at December 31, 2016	25,843	$258	1,589	$16	5,755	$58	—	$—	$925,563	$(121,338)	$619,754	$1,424,311

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY (Continued)

(Amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2017	25,843	$258	1,589	$16	5,755	$58	—	$—	$925,563	$(121,338)	$619,754	$1,424,311

Net loss	—	—	—	—	—	—	—	—	—	(73,754)	(47,059)	(120,813)
Common dividends and distributions declared ($1.00 per share and unit)	—	—	—	—	—	—	—	—	—	(34,668)	(21,449)	(56,117)
Vesting of restricted share units	11	0	—	—	—	—	—	—	(13)	—	—	(13)
Share-based compensation	—	—	—	—	—	—	—	—	7,018	—	—	7,018
Issuance of preferred stock	—	—	—	—	—	—	2,800	28	66,446	—	—	66,474
Share class exchanges, net (2,603,554 common shares)	2,604	27	—	—	(2,604)	(27)	—	—	—	—	—	—
Share class surrenders (260,154 common shares)	—	—	(260)	(3)	—	—	—	—	3	—	—	—
OP Unit exchanges (3,958,182 units)	3,958	39	—	—	—	—	—	—	117,043	—	(117,082)	—

Balance at December 31, 2017	32,416	$324	1,329	$13	3,151	31	2,800	$28	$1,116,060	$(229,760)	$434,164	$1,320,860

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY (Continued)

(Amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2018	32,416	$324	1,329	$13	3,151	$31	2,800	$28	$1,116,060	$(229,760)	$434,164	$1,320,860

Net loss	—	—	—	—	—	—	—	—	—	(73,472)	(41,406)	(114,878)
Common dividends and distributions declared ($1.00 per share and unit)	—	—	—	—	—	—	—	—	—	(35,997)	(20,144)	(56,141)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	—	—	—	—	(4,903)	—	(4,903)
Vesting of restricted share units	2	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	5,632	—	—	5,632
Preferred stock offering costs	—	—	—	—	—	—	—	—	(113)	—	—	(113)
Share class exchanges, net (3,151,131 common shares)	3,151	32	—	—	(3,151)	(31)	—	—	—	—	—	1
Share class surrenders (6,501 common shares)	—	—	(7)	—	—	—	—	—	—	—	—	—
OP Unit exchanges (98,923 units)	99	1	—	—	—	—	—	—	2,925	—	(2,926)	—

Balance at December 31, 2018	35,668	$357	1,322	$13	—	—	2,800	$28	$1,124,504	$(344,132)	$369,688	$1,150,458

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(114,878)	$(120,813)	$(91,009)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss (income) of unconsolidated joint ventures	10,448	7,788	(4,646)
Distributions from unconsolidated joint ventures	3,956	4,305	2,913
Gain on sale of real estate	(96,165)	(11,447)	—
Gain on sale of interest in unconsolidated joint venture	—	(60,302)	—
Change in fair value of interest rate cap	23	701	1,378
Share-based compensation	7,472	7,018	1,068
Depreciation and amortization	226,675	262,171	177,119
Amortization of deferred financing costs	10,322	8,719	5,361
Amortization of above and below market leases, net	(768)	(720)	(680)
Straight-line rent adjustment	2,825	(3,719)	(12,862)
Change in operating assets and liabilities
Tenants and other receivables	(256)	(4,753)	350
Prepaid expenses, deferred expenses and other assets	(9,811)	(7,877)	6,080
Accounts payable, accrued expenses and other liabilities	15,056	(21,462)	12,143
Net cash provided by operating activities	54,899	59,609	97,215
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated joint ventures	(27,005)	(37,993)	(9,000)
Distributions from unconsolidated joint ventures	10,988	10,039	12,764
Net proceeds from disposition of interest in unconsolidated joint ventures	—	257,373	—
Net proceeds from sale of real estate	210,097	50,875	—
Development of real estate	(313,555)	(243,105)	(66,193)
Net cash (used in) provided by investing activities	(119,475)	37,189	(62,429)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Term Loan Facility	1,600,000	—	—
Repayment of mortgage loans payable	(1,210,561)	(50,634)	—
Repayment of Unsecured Term Loan	(145,000)	—	—
Proceeds from Future Funding Facility	—	79,998	20,002
Proceeds from Unsecured Term Loan	—	230,000	—
Repayment of Unsecured Delayed Draw Term Loan	—	(85,000)	—
Payment of deferred financing costs	(2,472)	(4,348)	(914)
Proceeds from issuance of preferred stock	—	70,000	—
Preferred stock offering costs	(113)	(3,526)	—
Purchase of shares related to stock grant recipients' tax withholdings	(1,840)	—	—
Preferred dividends paid	(4,020)	—	—
Common dividends paid	(35,677)	(34,248)	(39,354)
Non-controlling interests distributions paid	(20,118)	(21,448)	(30,220)
Net cash provided by (used in) financing activities	180,199	180,794	(50,486)
Net increase (decrease) in cash, cash equivalents, and restricted cash	115,623	277,592	(15,700)
Cash, cash equivalents, and restricted cash, beginning of period	417,234	139,642	155,342
Cash, cash equivalents, and restricted cash, end of period	$532,857	$417,234	$139,642

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$102,786	$73,870	$61,051
Capitalized interest	23,183	13,142	3,077
Income taxes paid	321	271	505
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$26,180	$21,449	$6,369
Common dividends and OP unit distributions declared and unpaid	14,027	13,968	13,954
Preferred dividends declared and unpaid	1,225	—	—
Decrease in real estate, net resulting from deconsolidated properties
Real estate, net	156,568	67,616	—
Tenants and other receivables, net	—	814	—
Lease intangible assets, net	1,416	13,480	—
Prepaid expenses, deferred expenses and other assets, net	193	8	—
Accounts payable, accrued expenses and other liabilities	—	(3,612)	—
Transfer to real estate assets held for sale	3,094	—	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$532,857	$241,569	$52,026
Restricted cash	—	175,665	87,616
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$532,857	$417,234	$139,642

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

Seritage is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through the Company’s investment in the Operating Partnership.  As of December 31, 2018, the Company’s portfolio consisted of interests in 232 properties totaling approximately 36.3 million square feet of gross leasable area (“GLA”), including 206 wholly owned properties totaling approximately 31.6 million square feet of GLA across 48 states and Puerto Rico (the “Wholly Owned Properties), and interests in 26 joint venture properties totaling approximately 4.7 million square feet of GLA across 13 states (the “JV Properties”).

As of December 31, 2018, the Company leased space at 86 Wholly Owned Properties to Sears Holdings pursuant to a master lease agreement (the “Master Lease”) that provides the Company with the right to recapture certain space from Sears Holdings at each property for retenanting or redevelopment purposes.  Of these properties, 49 properties are leased only to Sears Holdings and 37 properties are leased to both Sears Holdings and one or more diversified, non-Sears tenants.  The remaining 120 Wholly Owned Properties include 89 properties that are leased solely to diversified, non-Sears tenants and 31 unleased properties.  As of December 31, 2018, space at 19 JV Properties was also leased to Sears Holdings pursuant to lease agreements similar to the Master Lease (the “JV Master Leases”).  Sears Holdings is the sole tenant at seven JV Properties and 12 JV properties are leased to both Sears Holdings and one or more diversified, non-Sears tenants.  Five JV Properties are leased solely to diversified, non-Sears tenants and two JV Properties were unleased as of December 31, 2018.

As of December 31, 2018, there were (i) four Wholly Owned Properties subject to previously exercised 100% recapture notices and (ii) five Wholly Owned Properties under contract for sale.  Taking into account this recapture and transaction activity, the Company leased space at 77 Wholly Owned Properties and 19 JV Properties to Sears Holdings under the Master Lease and JV Master Leases, respectively, as of December 31, 2018.

Under the Master Lease and JV Master Leases, Sears Holdings is required to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with these leased properties subject to proportionate sharing of certain of these expense with occupants if the remainder of the space not leased to Sears Holdings.

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On February 11, 2019, Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., completed the acquisition of an approximately 425-store retail footprint and other assets and component businesses of Sears Holdings on a going-concern basis (the “Holdco Acquisition”).  In connection with the Holdco Acquisition, Holdco acquired certain designation rights (which rights must be exercised by April 12, 2019) with respect to certain executory contracts and leases of Sears Holdings, including the Company’s Master Lease with Sears Holdings. On February 28, 2019, the Company and certain affiliates of Holdco executed the Holdco Master Lease.  A condition to the performance and obligations provided for in the Holdco Master Lease is the rejection of the Master Lease.  On February 28, 2019, Sears Holdings filed a notice with the Bankruptcy Court seeking an order of the Bankruptcy Court approving the rejection of the Master Lease.  The rejection will become effective by either (i) the Bankruptcy Court issues an order approving the rejection of the Master Lease or (ii) the Master Lease is deemed to be rejected pursuant to the operation of the Bankruptcy Code.  See Note 17.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc.  Mr. Lampert is also the Chairman of Seritage and the Chairman of the Board of each of the tenant entities that is a party to the Holdco Master Lease.

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

If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting.  Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting.  The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. As of December 31, 2018 and December 31, 2017, we have several unconsolidated VIEs in the form of joint ventures (see Note 4). The Company does not consolidate these entities because the Company is not the primary beneficiary and the nature of its involvement in the activities of these entities does not give the Company power over decisions that significantly affect these entities’ economic performance.

As of December 31, 2018, the Company holds a 63.9% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  Through consideration of consolidation guidance effective for the Company as of January 1, 2016, it has been concluded that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the consolidated balance sheet.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No such impairment losses were recognized for the years ended December 31, 2018, 2017 or 2016.

During the year ended December 31, 2018, the Company sold 21 properties for net proceeds of $210.1 million and recognized gain on sale of real estate of $96.2 million.  During the year ended December 31, 2017, the Company sold a 50% interest in five properties for net proceeds of $50.9 million and recognized gain on sale of real estate of $11.4 million.  The Company did not sell any assets during the year ended December 31, 2016.

Real Estate Held for Sale

When a real estate asset is identified by management as held for sale, the Company ceases depreciation of the asset and estimate its fair value, net of estimated costs to sell.  If the estimated fair value, net of estimated costs to sell, of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value.  Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within a year.

In evaluating whether a property meets the held for sale criteria, we make a determination as to the point in time that it is probable that a sale will be consummated.  Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract.  In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance.  As a result, properties under contract may not close within the expected time period or at all.

As of December 31, 2018, one property was classified as held for sale with assets of $3.1 million and no liabilities.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the years ended December 31, 2018, 2017 or 2016.

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

As of December 31, 2018, the Company did not have any restricted cash as all restricted cash accounts were closed in conjunction with the full repayment of the Mortgage Loans and the Future Funding Facility on July 31, 2018.

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

As a result of Sears Holdings’ bankruptcy filing, the Company reviewed the straight-line rent receivable balance associated with the Master Lease and estimated that $3.9 million was at risk of being uncollectible as of December 31, 2018.  This amount is included as a reduction to rental income on the consolidated statements of operations for the year ended December 31, 2018.

Revenue Recognition

Rental income is recognized on a straight-line basis over the non-cancelable terms of the related leases.  For leases that have fixed and measurable rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of tenant and other receivables on the consolidated balance sheets.  As of December 31, 2018, the Company is recognizing rental income under the Master Lease on cash basis as a result of the uncertainties related to Sears Holdings filing voluntary petitions for relief under chapter 11 of title 11 of the Bankruptcy Code.

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

Management and Other Fee Income

Management and other fee income represents management, leasing and development fees for services performed for the benefit of certain unconsolidated joint ventures and is reported at 100% of the revenue earned from such joint ventures in management and other fee income on the consolidated statements of operations. Our share of management expenses incurred by the unconsolidated joint ventures is reported in equity in (loss) income of unconsolidated joint ventures on the consolidated statements of operations and in other expenses in the combined condensed financial data in Note 4.

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

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes.  In connection with the issuance of the Company’s Mortgage Loans and Future Funding Facility in July 2015, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1,261 million and a strike rate of 3.5%.  The interest rate cap was measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheets.  The Company had elected not to utilize hedge accounting and therefore the change in fair value was included within change in fair value of interest rate cap on the consolidated statements of operations.

During the year ended December 31, 2018, the Company terminated the interest rate cap concurrent with the repayment of the Mortgage Loans and the Future Funding Facility

For the years ended December 31, 2018, 2017 and 2016, the Company recorded a change in the fair value of the interest rate cap of ($23) thousand, ($0.7) million and ($1.4) million, respectively.

Share-Based Compensation

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of December 31, 2018, a significant number of the Company's real estate properties were leased to Sears Holdings, and the majority of Company’s rental revenues were derived from the Master Lease (see Note 5).

Earnings per Share

The Company has three classes of common stock.  The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A common shares and Class C non-voting common shares are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The net earnings (loss) per share amounts are the same for Class A and Class C common shares because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.  As of August 29, 2018, all outstanding Class C common shares had been exchanged for Class A common shares and there are currently no Class C common shares outstanding.

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

In August 2016, the FASB issued ASU 2016-15, "Classification of Certain Cash Receipts and Cash Payments." ASU 2016-15 provides classification guidance for eight specific topics including debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-15 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.  The Company adopted ASU 2016-15 on the effective date, January 1, 2018, and applied the cumulative earnings approach to classify distributions received from our equity method investees.  The adoption (i) changes our statements of cash flows so that distributions from unconsolidated joint ventures in excess of cumulative equity in earnings are now classified as inflows from investing activities for each period presented and (ii) resulted in a decrease to net cash provided by operating activities and an increase to net cash provided by investing activities of $10.0 million for the year ended December 31, 2017 and a decrease to net cash provided by operating activities and a decrease to net cash used in investing activities of $12.8 million for the year ended December 31, 2016.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”), as amended by subsequent ASUs on the topic, to amend the accounting guidance for leases. The accounting applied by a lessor is largely unchanged under ASU 2016-02. However, the standard requires lessees to record in the statement of financial position a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term.  The Company is currently the lessee of a ground lease at one property and upon adoption it will recognize the lease obligation for the ground lease and a corresponding right of use asset on its consolidated balance sheet.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities. The Company will make this election and will recognize lease expense for such leases generally on a straight-line basis over the lease term.  ASU 2016-02 is effective for fiscal years beginning after December 15, 2018. Early adoption is permitted.

In March 2018, the FASB finalized changes with respect to optional transition relief and approved a practical expedient for lessors that would permit lessors to make an accounting policy election to not separate non-lease components from the associated lease components, by class of underlying asset, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and non-lease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where the Company is the lessor, the Company will elect the optional transition relief and will not be required to bifurcate and separately report non-lease components, such as common area maintenance revenue, for operating leases on the Company’s consolidated statements of operations.  Additionally, the Company will no longer be able to capitalize certain internal leasing and legal leasing costs and a portion of these costs will be expensed upon adoption. Capitalized internal leasing and legal leasing costs have averaged approximately $1.5 million annually for the years ended December 31, 2018, 2017 and 2016.  The FASB issued ASU 2018-10 and ASU 2018-11 in July 2018 to provide codification improvements and targeted improvements regarding the adoption of ASU 2016-02.  Effective January 1, 2019, the Company will adopt ASU 2016-02 using the modified retrospective approach in which the cumulative effect of applying the new standard will be recognized at the date of initial application with an adjustment to our opening balance of accumulated deficit. The Company plans to elect the package of practical expedients and ASU 2018-20 lease and non-lease component practical expedient and does not believe that this change will have a material impact on our consolidated financial statements.

In May 2014, with subsequent updates issued in August 2015 and March, April and May 2016, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) and the related FASB ASU Nos. 2016-12 and 2016-20, which provide practical expedients, technical corrections, and improvements for certain aspects of ASU 2014-09.  ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle. Those steps include the following: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.  The Company estimates the total transaction price, which generally includes a fixed contract price and may also include variable components. Variable components of the contract price are included in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur. The Company recognizes the estimated transaction price as revenue as it satisfies its performance obligations.

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

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $123.7 million and $12.3 million, respectively, as of December 31, 2018, and $310.1 million and $14.5 million, respectively, as of December 31, 2017.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

December 31, 2018
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$266,897	$(158,235)	$108,662
Below-market ground leases, net	11,766	(710)	11,056
Above-market leases, net	8,338	(4,400)	3,938
Total	$287,001	$(163,345)	$123,656

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,720	$(7,439)	$12,281
Total	$19,720	$(7,439)	$12,281

December 31, 2017
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$542,655	$(249,569)	$293,086
Below-market ground leases, net	11,766	(508)	11,258
Above-market leases, net	8,925	(3,171)	5,754
Total	$563,346	$(253,248)	$310,098

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,658	$(5,182)	$14,476
Total	$19,658	$(5,182)	$14,476

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.9 million, $1.2 million and $0.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.   Estimated annual amortization of acquired below-market leases, net of acquired above-market leases, for each of the five succeeding years commencing January 1, 2019 is as follows (in thousands):

2019	$(392)
2020	(191)
2021	(123)
2022	(157)
2023	(207)

Amortization of acquired below-market ground leases resulted in additional rent expense of $0.2, $0.2 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Estimated annual amortization of acquired below-market ground leases for each of the five succeeding years commencing January 1, 2019 is as follows (in thousands):

2019	$203
2020	203
2021	203
2022	203
2023	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $173.1 million, $139.5 million and $110.2 million for the years ended December 31, 2018, 2017 and 2016, respectively. As a result of Sears Holdings’ bankruptcy, the Company reassessed the useful life of the in-place lease intangible assets related to the Master Lease and recorded additional amortization expense of $43.6 million for the year ended December 31, 2018 (included in the amount above).  Estimated annual amortization of acquired in-place leases for each of the five succeeding years commencing January 1, 2019 is as follows (in thousands):

2019	$28,487
2020	22,151
2021	21,658
2022	19,149
2023	2,462

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

As of December 31, 2018, the Company had investments in seven unconsolidated joint ventures as follows:

		Seritage %	# of	Total
Unconsolidated Joint Venture	Joint Venture Partner	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	4	598,200
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	5	1,168,000
MS Portfolio LLC ("Macerich JV")	The Macerich Company	50.0%	9	1,572,000
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	5	872,200
Mark 302 JV LLC ("Mark 302 JV")	Invesco Real Estate	50.1%	1	96,400
SI UTC LLC ("UTC JV")	Invesco Real Estate	50.0%	1	226,200
SF WH Joint Venture LLC ("West Hartford JV")	First Washington Realty	50.0%	1	163,600
			26	4,696,600

Mark 302 JV

On March 20, 2018, the Company contributed its property located in Santa Monica, CA to the Mark 302 JV and sold a 49.9% interest to an investment fund managed by Invesco Real Estate based on a contribution value of $90.0 million (the “Initial Mark 302 Contribution Value”) and pre-transaction development and other costs of approximately $10.4 million.  As a result of the transaction, the Company received cash of approximately $50.1 million and recorded a gain of $38.8 million (the “Initial Mark 302 Gain”) which is included in gain on sale of real estate within the consolidated statements of operations for the year ended December 30, 2018. The Initial Mark 302 Gain is comprised of $19.4 million attributable to the increase in fair value of the retained 50.1% interest due to application of the ASU 2017-05, while the remaining $19.4 million is the gain on sale of the remaining 49.9% interest.

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

The Company recorded the Initial Mark 302 Gain based on the Initial Mark 302 Contribution Value because it determined that to be the expected amount in the range of possible amounts. The Company made this determination based on its analysis of the primary inputs that determine both the Initial Mark 302 Contribution Value and Final Mark 302 Contribution Value, which consist of property operating income and total project costs. The gain on sale of real estate based on the Final Mark 302 Contribution Value (the “Final Mark 302 Gain”) will not be more than $53.8 million or less than $8.8 million.

Each reporting period the Company re-analyzes the primary inputs that determine the Final Mark 302 Contribution Value and Final Mark 302 Gain.   For the year ended December 31, 2018, there were no adjustments to the Initial Mark 302 Contribution Value or the Initial Mark 302 Gain resulting from such analysis.

UTC JV

On May 18, 2018, the Company contributed its property located in San Diego, CA to the UTC JV and sold a 50.0% interest to a separate account advised by Invesco Real Estate based on a contribution value of $68.0 million and pre-transaction development and other costs of approximately $19.2 million. As a result of the transaction, the Company received cash of approximately $43.6 million and recorded a gain of $28.3 million which is included in gain on sale of real estate within the consolidated statements of operations for the year ended December 31, 2018. The gain is comprised of $14.1 million attributable to the increase in fair value of the retained 50.0% interest due to application of the ASU 2017-05, while the remaining $14.1 million is the gain on sale of the remaining 50.0% interest.

West Hartford JV

On May 18, 2018, the Company contributed its property located in West Hartford, CT to the West Hartford JV and sold a 50.0% interest to First Washington Realty based on a contribution value of $25.0 million (the “Initial West Hartford JV Contribution Value”) and pre-transaction development and other costs of approximately $20.2 million.  As a result of the transaction, the Company received cash of approximately $22.6 million and recorded a gain of $1.2 million (the “Initial West Hartford JV Gain”) which is included in gain on sale of real estate within the consolidated statements of operations for the year ended December 31, 2018. The Initial West Hartford JV Gain is comprised of $0.6 million attributable to the increase in fair value of the retained 50.0% interest due to application of the ASU 2017-05, while the remaining $0.6 million is the gain on sale of the remaining 50.0% interest. During the fourth quarter of 2018, the Company determined that certain pre-transaction development costs would not be reimbursed by the West Hartford JV and, therefore decreased the gain on sale of real estate within the consolidated statement of operations by $4.4 million.

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

The Company recorded the Initial West Hartford JV Gain based on the Initial West Hartford JV Contribution Value because it determined that to be the expected amount in the range of possible amounts. The Company made this determination based on its analysis of the primary inputs that determine both the Initial West Hartford JV Contribution Value and Final West Hartford JV Contribution Value, which consist of property operating income, including the difference between actual real estate taxes and tenant recoveries for such real estate taxes, and total project costs. The gain on sale of real estate based on the Final West Hartford JV Contribution Value (the “Final West Hartford JV Gain”) will not be more than $5.8 million or less than ($3.4) million.

Each reporting period the Company re-analyzes the primary inputs that determine the Initial West Hartford JV Contribution Value and Initial West Hartford JV Gain.   For the year ended December 31, 2018, there were no adjustments to the Initial West Hartford JV Contribution Value or the Initial West Hartford JV Gain resulting from such analysis.

GGP JVs

On July 12, 2017, the Company completed two transactions with GGP for gross consideration of $247.6 million whereby the Company (i) sold to GGP the Company’s 50% JV Interests in eight of the 12 assets in the GGP I JV for $190.1 million and recorded a gain of $43.7 million which is included in gain on sale of interest in unconsolidated joint venture within the consolidated statements of operations; and (ii) contributed five Wholly Owned Properties to the GGP II JV and sold a 50% interest in the new JV Properties to GGP for $57.5 million and recorded a gain of $11.5 million which is included in gain on sale of real estate within the consolidated statements of operations.

As a result of the transactions, the Company reduced amounts outstanding under its Mortgage Loans and Future Funding Facility by $50.6 million and received approximately $171.6 million of additional cash proceeds before closing costs, which it has used to fund the Company’s redevelopment pipeline and for general corporate purposes.

Simon JV

On November 3, 2017, the Company sold to its partner, Simon Property Group, Inc., its 50% joint venture interests in five of the ten assets in the Simon JV for $68.0 million and recorded a gain of $16.6 million which is included in gain on sale of interest in unconsolidated joint venture within the consolidated statements of operations. Net proceeds from the sale have been used to fund the Company’s redevelopment pipeline and for general corporate purposes

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to its investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets or other items.  There were no joint venture impairment charges for the years ended December 31, 2018, 2017 or 2016.

The following tables present combined condensed financial data for the Company’s unconsolidated joint ventures (in thousands):

	December 31, 2018	December 31, 2017
ASSETS
Investment in real estate
Land	$321,853	$191,853
Buildings and improvements	508,302	388,363
Accumulated depreciation	(72,239)	(48,306)
	757,916	531,910
Construction in progress	78,227	21,000
Net investment in real estate	836,143	552,910
Cash and cash equivalents	14,741	4,549
Tenant and other receivables, net	5,220	3,843
Other assets, net	38,285	45,605
Total assets	$894,389	$606,907
LIABILITIES AND MEMBERS INTERESTS
Liabilities
Mortgage loans payable, net	$10,406	$122,875
Accounts payable, accrued expenses and other liabilities	71,791	28,201
Total liabilities	82,197	151,076
Members Interest
Additional paid in capital	833,168	473,098
Retained earnings	(20,976)	(17,267)
Total members interest	812,192	455,831
Total liabilities and members interest	$894,389	$606,907

	Year Ended December 31,
	2018	2017	2016
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$48,455	$58,264	$66,417
Property operating expenses	(9,357)	(11,358)	(12,787)
Depreciation and amortization	(31,676)	(47,948)	(42,233)
Operating income (loss)	7,422	(1,042)	11,397
Other expenses	(28,317)	(14,533)	(2,105)
Net (loss) income	$(20,895)	$(15,575)	$9,292
Equity in (loss) income of unconsolidated joint ventures	$(10,448)	$(7,788)	$4,646

Note 5 – Leases

On February 28, 2019, the Company and certain affiliates of Holdco executed the Holdco Master Lease with respect to 51 Wholly Owned Properties. A condition to the performance and obligations provided for in the Holdco Master Lease is the rejection of the Master Lease.  On February 28, 2019, Sears Holdings filed a notice with the Bankruptcy Court seeking an order of the Bankruptcy Court approving the rejection of the Master Lease.  The rejection will become effective by either (i) the Bankruptcy Court issues an order approving the rejection of the Master Lease or (ii) the Master Lease is deemed to be rejected pursuant to the operation of the Bankruptcy Code.  See Note 17.

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

The Master Lease has an initial term of 10 years and contains three options for five-year renewals of the term and a final option for a four-year renewal.  As of December 31, 2018 and December 31, 2017, the annualized base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $52.7 million and $93.3 million, respectively.  As of December 31, 2018, there were (i) four Wholly Owned Properties subject to previously exercised 100% recapture notices and (ii) five Wholly Owned Properties under contract for sale.  Taking into account this recapture and transaction activity, the annualized base rent paid directly by Sears Holdings and its subsidiaries under the Master Lease was approximately $48.2 million, as of December 31, 2018.  In each of the initial and first two renewal terms, annual base rent will be increased by 2.0% per annum for each lease year over the rent for the immediately preceding lease year.  For subsequent renewal terms, rent will be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.

Revenues from the Master Lease for the years ended December 31, 2018, 2017 and 2016 are as follows (in thousands and excluding straight-line rent of ($4.9) million, $0.8 million and $9.9 million, respectively):

	Year Ended December 31,
	2018	2017	2016
Rental income	$86,224	$112,881	$133,237
Termination fee income	18,711	19,315	—
Tenant reimbursements	46,739	51,672	55,823
Total revenue	$151,674	$183,868	$189,060

The Master Lease provides the Company with the right to recapture up to approximately 50% of the space occupied by Sears Holdings at the 224 Wholly Owned Properties initially included in the Master Lease (subject to certain exceptions).  While the Company will be permitted to exercise its recapture rights all at once or in stages as to any particular property, it will not be permitted to recapture all or substantially all of the space subject to the recapture right at more than 50 Wholly Owned Properties during any lease year.  In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of the parking areas and common areas.  Upon exercise of these recapture rights, the Company will generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears Holdings space and can reconfigure and rent the recaptured space to diversified, non-Sears tenants.

The Company also has the right to recapture 100% of the space occupied by Sears Holdings at each of 21 identified Wholly Owned Properties by making a specified lease termination payment to Sears Holdings, after which the Company can reposition and re-lease those stores.  The lease termination payment is calculated as the greater of an amount specified at the time the Company entered into the Master Lease with Sears Holdings and an amount equal to 10 times the adjusted EBITDA attributable to such space within the Sears Holdings main store which is not attributable to the space subject to the separate 50% recapture right discussed above for the 12-month period ending at the end of the fiscal quarter ending immediately prior to recapturing such space. As of December 31, 2018, the Company had incurred terminations fees of $57.1 million with respect to exercising its 100% recapture rights at 16 of the initial 21 properties with such rights.  In addition, as of December 31, 2018, the Company had incurred terminations fees of $61.1 million with respect to converting its partial recapture rights to 100% recapture rights at 24 properties and exercising such rights.

As of December 31, 2018, the Company had exercised certain recapture rights with respect to 70 properties as follows:

Property	Recapture Type	Notice Date(s)
Saugus, MA	Partial + auto center	December 2018 / December 2016
Hialeah, FL (Westland)	Auto Center	September 2018
Cape Girardeau, MO	100% (1)	September 2018
Doral, FL	100% (1)	September 2018
Fairfax, VA	100% (1)	September 2018 / May 2016
Gillette, WY	100% (1)	September 2018
Happy Valley, OR	100% (1)	September 2018
Houston, TX (Memorial City)	100% (1)	September 2018
Santa Cruz, CA	100% (1)	September 2018 / December 2016
Vancouver, WA	100% (1)	September 2018
Fresno, CA	Partial	May 2018
Asheville, NC	100% (1)	March 2018
Chicago, IL (Six Corners)	100% (1)	March 2018
Clearwater, FL	100% (1)	March 2018
El Cajon, CA	100% (1)	March 2018
Fairfield, CA	100% (1)	March 2018 / December 2017
Oklahoma City, OK	Out parcel	March 2018
Plantation, FL	100% (1)	March 2018 / December 2017
Redmond, WA	100% (1)	March 2018 / September 2017
Reno, NV	100% (1)	March 2018
Tucson, AZ	100% (1)	March 2018
Anchorage, AK	100%	December 2017
Boca Raton, FL	100%	December 2017
Westminster, CA	100%	December 2017
Hicksville, NY	100%	December 2017
Orland Park, IL	100% (1)	December 2017
Florissant, MO	Out parcel	December 2017
Salem, NH	Out parcel	December 2017
Las Vegas, NV	Partial	December 2017
Yorktown Heights, NY	Partial	December 2017
Austin, TX (Tech Ridge)	100% (1)	December 2017 / September 2017
Ft. Wayne, IN	Out parcel	September 2017 / July 2016
North Little Rock, AR	Auto Center	September 2017
St. Clair Shores, MI	100%	September 2017
Canton, OH	Partial	June 2017
Dayton, OH	Auto center	June 2017
North Riverside, IL	Partial	June 2017
Roseville, CA	Auto center	June 2017
Temecula, CA	Partial	June 2017
Watchung, NJ	100%	June 2017
Anderson, SC	100% (1)	April 2017 / July 2016
Aventura, FL	100%	April 2017
Carson, CA	100% (1)	April 2017 / December 2016
Charleston, SC	100% (1)	April 2017 / October 2016
Hialeah, FL (freestanding)	100% (1)	April 2017
San Diego, CA (2)	100% (1)	April 2017
Valley View, TX	100%	April 2017
Cockeysville, MD	Partial	March 2017
North Miami, FL	100%	March 2017
Olean, NY	Partial	March 2017
Guaynabo, PR	Partial	December 2016
Santa Monica, CA (3)	100%	December 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
Rehoboth Beach, DE	Partial	October 2016
St. Petersburg, FL (Tyrone Square)	100%	October 2016
Warwick, RI	Auto center	October 2016
West Hartford, CT (4)	100%	October 2016
Madison, WI	Partial	July 2016
North Hollywood, CA	Partial	July 2016
Orlando, FL	100%	July 2016
West Jordan, UT	Partial + auto center	July 2016
Albany, NY	Auto center	May 2016

Property	Recapture Type	Notice Date(s)
Bowie, MD	Auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Wayne, NJ (5)	Partial + auto center	May 2016
San Antonio, TX	Auto center	March 2016
Braintree, MA	100%	November 2015
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015

(1)	The Company converted partial recapture rights at this property to 100% recapture rights and exercised such rights.
(2)	In May 2018, the Company contributed this property to the UTC JV and retained a 50.0% interest in the joint venture.
(3)	In March 2018, the Company contributed this asset to the Mark 302 JV and retained a 50.1% interest in the joint venture.
(4)	In May 2018, the Company contributed this property to the West Hartford JV and retained a 50.0% interest in the joint venture.
(5)	In July 2017, the Company contributed this asset to the GGP II JV and retained a 50.0% interest in the joint venture.

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

As of December 31, 2018, Sears Holdings had terminated the Master Lease with respect to 87 stores totaling 11.7 million square feet of gross leasable area.  The aggregate annual base rent at these stores was approximately $40.7 million. Sears Holdings continued to pay the Company rent until it vacated the stores and also incurred aggregate termination fees of approximately $77.3 million, an amount equal to one year of aggregate annual base rent plus one year of estimated real estate taxes and operating expenses.

As of December 31, 2018, the Company had commenced or completed redevelopment projects at 39 of the terminated properties and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears Holdings.  During the year ended December 31, 2018, the Company sold ten of the terminated properties for $40.1 million and recorded a gain of $11.0 million which is included in gain on sale of real estate within the consolidated statements of operations.

The table below includes the 87 properties at which Sears Holdings has terminated the Master Lease as of December 31, 2018:

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Antioch, CA	95,200	August 2018	December 2018
Columbus, MS	117,100	August 2018	December 2018
Dayton, OH	148,800	August 2018	December 2018	Q2 2017
Flagstaff, AZ	66,200	August 2018	December 2018
Ft. Wayne, IN	213,600	August 2018	December 2018	Q3 2016 / Q3 2017
Jackson, MI	144,200	August 2018	December 2018
Manchester, NH	135,100	August 2018	December 2018	Q4 2018
Salem, NH	119,000	August 2018	December 2018	Q4 2017
Savannah, GA	155,700	August 2018	December 2018
Scott Depot, WV	89,800	August 2018	December 2018
Steger, IL	87,400	August 2018	December 2018
Victor, NY	115,300	August 2018	December 2018
West Jordan, UT	117,300	August 2018	December 2018	Q3 2016 / Q3 2018
Chesapeake, VA	169,400	June 2018	November 2018
Clay, NY	138,000	June 2018	November 2018
Havre, MT	94,700	June 2018	November 2018
Newark, CA	145,800	June 2018	November 2018
Oklahoma City, OK	173,700	June 2018	November 2018	Q3 2017
Troy, MI	271,300	June 2018	November 2018	Q3 2016
Virginia Beach, VA	86,900	June 2018	November 2018	Q3 2015
Madison, WI	88,100	June 2018	October 2018	Q2 2016
Thousand Oaks, CA	50,300	June 2018	October 2018	Q3 2015
Cedar Rapids, IA	141,100	April 2018	August 2018
Citrus Heights, CA	280,700	April 2018	August 2018
Gainesville, FL	140,500	April 2018	August 2018	Q2 2018
Maplewood, MN	168,500	April 2018	August 2018
Pensacola, FL	212,300	April 2018	August 2018	Q2 2018
Rochester, NY	128,500	April 2018	August 2018
Roseville, CA	121,000	April 2018	August 2018	Q2 2017 / Q1 2018
San Antonio, TX	187,800	April 2018	August 2018	Q4 2015

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Warrenton, VA	113,900	April 2018	August 2018	Q1 2018
Westwood, TX	215,000	June 2017	January 2018 (1)	Q3 2018
Friendswood, TX	166,000	June 2017	November 2017 (1)
Albany, NY	216,200	June 2017	October 2017	Q1 2016
Burnsville, MN	161,700	June 2017	October 2017
Chicago, IL (N Harlem)	293,700	June 2017	October 2017
Cockeysville, MD	83,900	June 2017	October 2017	Q1 2017
East Northport, NY	187,000	June 2017	October 2017	Q2 2017
Greendale, WI	238,400	June 2017	October 2017	Q4 2017
Hagerstown, MD	107,300	June 2017	October 2017	Q1 2016 / Sold
Johnson City, NY	155,100	June 2017	October 2017
Lafayette, LA	194,900	June 2017	October 2017
Mentor, OH	208,700	June 2017	October 2017
Middleburg Heights, OH	351,600	June 2017	October 2017
Olean, NY	75,100	June 2017	October 2017	Q1 2017
Overland Park, KS	215,000	June 2017	October 2017
Roseville, MI	277,000	June 2017	October 2017	Q3 2016
Sarasota, FL	204,500	June 2017	October 2017
Toledo, OH	209,900	June 2017	October 2017
Warwick, RI	169,200	June 2017	October 2017	Q3 2016 / Q3 2017
York, PA	82,000	June 2017	October 2017
Chapel Hill, OH	187,179	January 2017	April 2017
Concord, NC	137,499	January 2017	April 2017
Detroit Lakes, MN	79,102	January 2017	April 2017
El Paso, TX	103,657	January 2017	April 2017	Q2 2018
Elkins, WV	94,885	January 2017	April 2017	Sold
Henderson, NV	122,823	January 2017	April 2017	Q1 2017
Hopkinsville, KY	70,326	January 2017	April 2017	Q1 2018
Jefferson City, MO	92,016	January 2017	April 2017	Q2 2017
Kenton, OH	96,066	January 2017	April 2017
Kissimmee, FL	112,505	January 2017	April 2017
Layton, UT	90,010	January 2017	April 2017	Q3 2018
Leavenworth, KS	76,853	January 2017	April 2017
Mt. Pleasant, PA	83,536	January 2017	April 2017	Q2 2018
Muskogee, OK	87,500	January 2017	April 2017	Sold
Owensboro, KY	68,334	January 2017	April 2017	Sold
Paducah, KY	108,244	January 2017	April 2017	Q3 2017
Platteville, WI	94,841	January 2017	April 2017	Sold
Riverside, CA (Iowa Ave.)	94,500	January 2017	April 2017
Sioux Falls, SD	72,511	January 2017	April 2017	Sold
Alpena, MI	118,200	September 2016	January 2017
Chicago, IL (S Kedzie)	118,800	September 2016	January 2017	Q3 2018
Cullman, AL	98,500	September 2016	January 2017	Q2 2017
Deming, NM	96,600	September 2016	January 2017
Elkhart, IN	86,500	September 2016	January 2017	Q4 2016
Harlingen, TX	91,700	September 2016	January 2017	Sold
Houma, LA	96,700	September 2016	January 2017	Sold
Kearney, NE	86,500	September 2016	January 2017	Q3 2016
Manistee, MI	87,800	September 2016	January 2017
Merrillville, IN	108,300	September 2016	January 2017	Q4 2016
New Iberia, LA	91,700	September 2016	January 2017	Q2 2017
Riverton, WY	94,800	September 2016	January 2017
Sault Sainte Marie, MI	92,700	September 2016	January 2017
Sierra Vista, AZ	86,100	September 2016	January 2017	Sold
Springfield, IL	84,200	September 2016	January 2017	Q3 2016
Thornton, CO	190,200	September 2016	January 2017	Q1 2017
Yakima, WA	97,300	September 2016	January 2017	Sold
Total square feet	11,728,387

(1)	The Company and Sears Holdings agreed to extend occupancy beyond October 2017 under the existing Master Lease terms.

Lessor

The Company generally leases space to tenants under non-cancelable operating leases.  The leases typically provide for the payment of fixed base rents, as well as reimbursements of real estate taxes, insurance, maintenance and other costs.  Certain leases also provide for the payment by the lessee of additional rents based on a percentage of their sales.

As of December 31, 2018, future base rental revenue under non-cancelable operating leases, excluding extension options and signed leases for which rental payments have not yet commenced, is as follows (in thousands):

Year ending December 31,
2019	$120,132
2020	122,263
2021	125,963
2022	124,949
2023	120,672
Thereafter	412,789
$1,026,768

These future minimum amounts do not include tenant reimbursement income or additional rents based on a percentage of tenants’ sales.  For the year ended December 31, 2018, the Company recognized $57.5 million of tenant reimbursement income, as well as approximately $0.2 million of additional rent based on a percentage of tenants’ sales which was included in rental income.  For the year ended December 31, 2017, the Company recognized $62.5 million of tenant reimbursement income, as well as approximately $0.5 million of additional rent based on a percentage of tenants’ sales which was included in rental income.

Lessee

The Company recorded rent expense related to leased corporate office space of $0.7 million, $0.7 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Such rent expense is classified within general and administrative expenses on the consolidated statements of operations.

In addition, in connection with the Transaction, the Company acquired a ground lease for one property.  The Company recorded ground rent expense of approximately $50 thousand for the each of the years ended December 31, 2018, 2017 and 2016. Such ground rent expense is classified within property operating expenses on the consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent.  The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”). The Term Loan Facility matures on July 31, 2023.

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

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn.  The Company prepaid an annual fee of $4.0 million at closing and is amortizing the expense to interest expense on the consolidated statement of operations.

As of December 31, 2018, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

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

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, will be required to be guaranteed by all existing and future subsidiaries of the Borrower.  The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Borrower and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a provision that permits our lender to request mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement.

The Term Loan Facility includes certain financial metrics to govern certain collateral and covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion.  Any failure to satisfy any of these financial metrics will limit the Company’s ability to dispose of assets via sale or joint venture and may trigger a requirement for us to provide mortgage collateral to our lender, but will not result in an event of default.  The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of December 31, 2018, the Company was in compliance with all terms and conditions of the Term Loan Agreement.  On February 28, 2019, the Company and certain affiliates of Holdco executed the Holdco Master Lease.  A condition to the performance and obligations provided for in the Holdco Master Lease is the rejection of the Master Lease.  On February 28, 2019, Sears Holdings filed a notice with the Bankruptcy Court seeking an order of the Bankruptcy Court approving the rejection of the Master Lease.  The rejection will become effective by either (i) the Bankruptcy Court issues an order approving the rejection of the Master Lease or (ii) the Master Lease is deemed to be rejected pursuant to the operation of the Bankruptcy Code.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of December 31, 2018, the unamortized balance of the Company’s debt issuance costs was $1.9 million.

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

Interest under the Mortgage Loans was due and payable on the payment dates, and all outstanding principal amounts were due when the loan was scheduled to mature on the payment date in July 2019, pursuant to the Loan Agreements.  The Company had two one-year extension options subject to the payment of an extension fee and satisfaction of certain other conditions.  Borrowings under the Mortgage Loans bore interest at the London Interbank Offered Rates (“LIBOR”) plus, as of July 31, 2018, a weighted-average spread of 485 basis points; payments were made monthly on an interest-only basis.  The weighted-average interest rates for the Mortgage Loans and Future Funding Facility for the year ended December 31, 2017 was 6.03%.

The Company incurred $22.3 million of debt issuance costs related to the Mortgage Loans and Future Funding Facility which were recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Mortgage Loan Agreements.  During the year ended December 31, 2018, the Company fully amortized the remaining unamortized debt issuance costs as a result of the full repayment of the Mortgage Loans and Future Funding Facility on July 31, 2018.  As of December 31, 2018, the Company had no unamortized debt issuance costs related to the Mortgage Loans and Future Funding Facility as compared to $8.5 million as December 31, 2017.

On July 31, 2018, the aggregate principal amounts outstanding under the Mortgage Loans and the Future Funding Facility were repaid in full and no amounts were outstanding as of December 31, 2018.

Unsecured Delayed Draw Term Loan

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

The principal amount of loans outstanding under the Unsecured Delayed Draw Term Loan, prior to its repayment, bore a base annual interest rate of 6.50%.

Edward S. Lampert, the Company’s Chairman, is the Chairman and Chief Executive Officer of ESL Investments, Inc., which controls JPP, LLC and JPP II, LLC.  The terms of the Unsecured Delayed Draw Term Loan were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Lampert recusing himself).

Unsecured Term Loan

On December 27, 2017, the Operating Partnership, as borrower, and the Company, as guarantor, refinanced the Unsecured Delayed Draw Term Loan with a $200 million unsecured term loan facility (the “Unsecured Term Loan”).  The principal amount outstanding under the Unsecured Delayed Draw Term Loan at termination was $85 million. No prepayment penalties were triggered and the Unsecured Delayed Draw Term Loan terminated in accordance with its terms.

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

The Company incurred $1.8 million of debt issuance costs related to the Unsecured Term Loan which was recorded as a direct deduction from the carrying amount of the Unsecured Term Loan and amortized over the term of the loan.  During the year ended December 31, 2018, the Company fully amortized the remaining unamortized debt issuance costs as a result of the full repayment of the Unsecured Term Loan on July 31, 2018.  As of December 31, 2018, the Company had no unamortized debt issuance costs related to the Unsecured Term Loan as compared to $1.5 million as December 31, 2017.

Edward S. Lampert, the Company’s Chairman, is the Chairman and Chief Executive Officer of ESL Investments, Inc., which controls JPP, LLC and JPP II, LLC.  The terms of the Unsecured Term Loan were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Lampert recusing himself).

On July 31, 2018, the principal amounts outstanding under the Unsecured Term Loan were repaid in full and no amounts were outstanding as of December 31, 2018.

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

As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to its shareholders.  If the Company fails to qualify as a REIT or does not distribute 100% of its taxable income in any taxable year, it will be subject to federal taxes at regular corporate rates (including for any taxable year ended on or before December 31, 2018, any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years.

Even if the Company qualifies for taxation as a REIT, the Company is subject to certain state, local and Puerto Rico taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income.

The Company evaluated whether any uncertain tax positions existed as of December 31, 2018 and 2017 and concluded that there are no uncertain tax positions.

On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs.  The Company has reviewed the provisions of the law that pertain to the Company and has determined that there is no material income tax effect for financial statement purposes.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 inputs.  The Company had no derivative instruments as of December 31, 2018 (an interest rate cap associated with the Mortgage Loans and Future Funding Facility was terminated subsequent to the repayment of the Mortgage Loans and Future Funding Facility on July 31, 2018) and its derivative instruments as of December 31, 2017 consisted of only the same interest rate cap.  The Company utilized an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The fair value of the Company’s interest rate cap at December 31, 2017 was less than $0.1 million and is included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheets.

The Company had elected not to utilize hedge accounting, and therefore, the change in fair value was included within change in fair value of interest rate cap on the consolidated statements of operations.  For the years ended December 31, 2018, 2017 and 2016, the Company recorded losses of $23 thousand, $0.7 million and $1.4 million, respectively.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash equivalents, term loan facility and mortgage loans payable.  The fair value of cash equivalents is classified as Level 1 and the fair value of term loan facility and mortgage loans payable are classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value.  The fair value of term loan facility and mortgages payable is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of December 31, 2018 and December 31, 2017, the estimated fair value of the Company’s debt was $1.60 billion and $1.36 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s term loan facility and mortgage debt, respectively.

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

Under the Master Lease, Sears Holdings is required to indemnify the Company from certain environmental liabilities at the Wholly Owned Properties before or during the period in which each Wholly Owned Property was leased to Sears Holdings, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities (and each JV Master Lease to which Sears Holdings is a party includes a similar requirement of Sears Holdings).  In addition, an environmental reserve was funded at the closing of the Transaction in the amount of approximately $12.0 million.  As of December 31, 2018, the balance of the environmental reserve was approximately $9.5 million.

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

During the Sears Holdings bankruptcy proceedings, the Official Committee of Unsecured Creditors of Sears Holdings (the “UCC”) and others, including the Restructuring Subcommittee of the Board of Directors of Sears Holdings, have alleged that the 2015 Transactions between us and Sears Holdings constituted a fraudulent conveyance, and have indicated an intent to pursue litigation challenging the 2015 Transactions on that and other grounds.  The approval of the Holdco Acquisition by the Bankruptcy Court expressly preserved claims relating to the 2015 Transactions between us and Sears Holdings.

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such ordinary course legal proceedings and claims will not have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert was Chairman and Chief Executive Officer of Sears Holdings until October 15, 2018 and Chairman of Sears Holdings until February 14, 2019.  Mr. Lampert is the Chairman and Chief Executive Officer of ESL.  ESL beneficially owned approximately 73.6% and 54.0% of Sears Holdings’ outstanding common stock at December 31, 2018 and December 31, 2017, respectively, and is the majority owner of Holdco.  Mr. Lampert is also the Chairman of Seritage and the Chairman of the Board of each of the tenant entities that is a party to the Holdco Master Lease.

As of December 31, 2018, ESL held an approximately 36.1% interest in Operating Partnership and approximately 2.7% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.  As of December 31, 2017, ESL held an approximately 36.2% interest in Operating Partnership and approximately 2.9% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

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

On July 31, 2018, the Unsecured Term Loan was repaid in full.

Unconsolidated Joint Ventures

Certain unconsolidated joint ventures have engaged the Company to provide management, leasing and development services at the properties owned by the unconsolidated joint ventures.  Fees for the services performed are reported at 100% of the revenue earned from such joint ventures in management and other fee income on the consolidated statements of operations.  Our share of the expenses incurred by the unconsolidated joint ventures is reported in equity in income (loss) of unconsolidated joint ventures on the consolidated statements of operations and in other expenses in the combined condensed financial data in Note 4.

In addition, as of December 31, 2018, the Company had incurred $2.1 million of development expenditures at properties owned by certain unconsolidated joint ventures for which the Company will be repaid by the respective unconsolidated joint ventures.  These amounts are included in tenant and other receivables, net on the Company’s consolidated balance sheets.  There were no such amounts owed to the Company as of December 31, 2017.

Note 11 – Non-Controlling Interests

Partnership Agreement

On July 7, 2015, Seritage and ESL entered into the agreement of limited partnership of the Operating Partnership (the “Partnership Agreement”).  Pursuant to the Partnership Agreement, as the sole general partner of Operating Partnership, Seritage exercises exclusive and complete responsibility and discretion in its day-to-day management, authority to make decisions and control of Operating Partnership, and may not be removed as general partner by the limited partners.  As of December 31, 2018, the Company held a 63.9% interest in the Operating Partnership and ESL held a 36.1% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the period presented.

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

During the year ended December 31, 2018, 3,151,131 Class C non-voting common shares were converted to Class A common shares.

As of December 31, 2018, 35,667,521 Class A common shares were issued and outstanding.

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

During the year ended December 31, 2018, 6,501 Class B non-economic common shares were surrendered to the Company.

As of December 31, 2018, 1,322,365 Class B non-economic common shares were issued and outstanding.

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

During the year ended December 31, 2018, 3,151,131 shares of Class C non-voting common shares were converted to Class A common shares.

As of December 31, 2018, there were no Class C non-voting common shares issued or outstanding.

Class C non-voting shares have a par value of $0.01 per share.

Series A Preferred Shares

In December 2017, the Company issued 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share.  The Company received net proceeds from the offering of approximately $66.4 million after deducting payment of the underwriting discount and offering expenses.  The Company used the proceeds to fund its redevelopment pipeline and for general corporate purposes.

We may not redeem the Series A Preferred Shares before December 14, 2022 except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendum designating the Series A Preferred Shares.  On and after December 14, 2022, the Company may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, the Company may redeem any or all of the Series A Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company redeems or otherwise repurchases them or they are converted.

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

The Company declared total dividends of $1.00 per common share during each of the years ended December 31, 2018, 2017 and 2016. The dividends have been reflected as follows for U.S. federal income tax purposes:

	Year Ended December 31,
	2018	2017	2016
Ordinary income	$0.01	$0.53	$1.00
Capital gain distributions	0.35	0.47	—
Return of capital	0.39	—	—
Included in 2019 tax year	0.25	—	—
Total	$1.00	$1.00	$1.00

On February 20, 2019, the Company’s Board of Trustees declared a cash dividend of $0.25 per Class A and Class C common share for the common shareholders of record as of March 29, 2019.  The holders of Operating Partnership units are entitled to an equal distribution per Operating Partnership unit held on March 29, 2019.  These amounts will be paid on April 11, 2019.

The Company’s Board of Trustees also declared the following preferred stock dividends during 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2018
October 23	December 31	January 14, 2019	$0.43750
July 24	September 28	October 15	0.43750
April 24	June 29	July 16	0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

On February 20, 2018, the Company’s Board of Trustees declared a preferred stock dividend of $0.43750 per each Series A Preferred Share for the quarter ended March 31, 2019. The dividend will be paid on April 15, 2019 to holders of record on March 29, 2019.

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

Earnings per share has not been presented for Class B shareholders as they do not have economic rights.

(in thousands except per share amounts)	Year Ended December 31,
	2018	2017	2016
Numerator - Basic and Diluted
Net loss	$(114,878)	$(120,813)	$(91,009)
Net loss attributable to non-controlling interests	41,406	47,059	39,451
Preferred dividends	(4,903)	(245)	—
Net loss attributable to common shareholders	$(78,375)	$(73,999)	$(51,558)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	35,103	28,249	25,497
Weighted average Class C common shares outstanding	457	5,555	5,919
Weighted average Class A and Class C common shares outstanding	35,560	33,804	31,416

Net income (loss) per share attributable to Class A and Class C common shareholders	$(2.20)	$(2.19)	$(1.64)

No adjustments were made to the numerator for the years ended December 31, 2018, 2017 or 2016 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the years ended December 31, 2018, 2017 or 2016 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of December 31, 2018, 2017 and 2016, there were 403,129, 245,570 and 216,348 shares, respectively, of non-vested restricted shares outstanding.

Note 14 – Share Based Compensation

On July 7, 2015, the Company adopted the Seritage Growth Properties 2015 Share Plan (the “Plan”). The number of shares of common stock reserved for issuance under the Plan is 3,250,000 shares which have been registered with the SEC. The Plan provides for grants of restricted shares, share units, other share-based awards, options, and share appreciation rights, each as defined in the Plan (collectively, the “Awards”).  Directors, officers, other employees and consultants of the Company and its subsidiaries and affiliates are eligible for Awards.

Restricted Shares and Share Units

Pursuant to the Plan, the Company made grants of restricted shares and/or share units during the years ended December 31, 2018, 2017 and 2016.  The vesting terms of these grants are specific to the individual grant and vary in that a portion of the restricted shares and share units vest in equal annual amounts over the next three years (time-based vesting) and a portion of the restricted shares and share units vest on the third anniversary of the grants subject to the achievement of certain performance criteria (performance-based vesting).

In general, participating employees are required to remain employed for vesting to occur (subject to certain limited exceptions). Restricted shares and share units that do not vest are forfeited.  Dividends on restricted shares and share units with time-based vesting are paid to holders of such shares and share units and are not returnable, even if the underlying shares or share units do not ultimately vest.  Dividends on restricted shares and share units with performance-based vesting are accrued when declared and paid to holders of such shares on the third anniversary of the initial grant subject to the vesting of the underlying shares and share units.

The following table summarizes restricted share activity for the grant periods ended December 31, 2018 and December 31, 2017:

	Year Ended December 31, 2018		Year Ended December 31, 2017
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested restricted shares at beginning of period	245,570	$41.33	216,348	$38.98
Restricted shares granted	261,059	40.80	62,135	45.23
Restricted shares vested	(99,956)	39.04	(32,345)	33.02
Restricted shares forfeited	(3,544)	38.83	(568)	45.23
Unvested restricted shares at end of period	403,129	$41.57	245,570	$41.33

The Company recognized share-based compensation of $7.5 million, $7.0 million and $1.1 million for the years ended December 31, 2018, 2017 and 2016, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company's consolidated statements of operations.

As of December 31, 2018, there were $9.3 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 1.9 years. As of December 31, 2017, there were $5.1 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 1.6 years.

Note 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities (in thousands):

	December 31, 2018	December 31, 2017
Accounts payable and accrued expenses	$28,065	$9,588
Accrued development expenditures	26,180	21,449
Dividends and distributions payable	15,758	14,559
Accrued real estate taxes	14,108	17,091
Below-market leases	12,281	14,476
Unearned tenant reimbursements	10,975	10,522
Environmental reserve	9,477	11,322
Accrued interest	4,978	3,689
Prepaid rental income	4,021	4,156
Deferred maintenance	1,722	2,581
Total accounts payable, accrued expenses and other liabilities	$127,565	$109,433

Note 16 – Quarterly Financial Information (unaudited)

The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts):

	2018				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total revenue	$53,777	$49,270	$56,593	$55,114	$65,398	$57,893	$64,048	$53,678
Total expenses	61,147	74,083	76,802	120,839	82,140	72,558	82,045	118,841
Net income (loss)	16,201	(10,602)	(34,744)	(85,733)	(32,844)	(34,867)	17,276	(70,378)
Net income (loss) attributable to common shareholders	9,100	(7,996)	(23,441)	(56,038)	(19,838)	(21,219)	10,514	(43,456)

Net income (loss) per share attributable to Class A and Class C common shareholders - Basic	0.26	(0.23)	(0.66)	(1.57)	(0.59)	(0.63)	0.31	(1.27)
Net income (loss) per share attributable to Class A and Class C common shareholders - Diluted	0.26	(0.23)	(0.66)	(1.57)	(0.59)	(0.63)	0.31	(1.27)

Weighted average Class A and Class C common shares outstanding - Basic	35,414	35,483	35,598	35,589	33,510	33,766	33,841	34,094
Weighted average Class A and Class C common shares outstanding - Diluted	35,501	35,483	35,598	35,589	33,510	33,766	33,841	34,094

Certain of the above selected quarterly financial data includes significant depreciation and amortization expense related to the demolition of certain buildings for redevelopment and the accelerated amortization of certain lease intangibles as a result of the recapture of space from, or the termination of space by, Sears Holdings.  These depreciation and amortization amounts were $11.1 million, $26.7 million, $31.5 million and $78.3 million for the quarters ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively, and $26.0 million, $19.4 million, $39.5 million and $63.9 million for the quarters ended March 31, 2017, June 30, 2017, September 30, 2017 and December 31, 2017, respectively.

Certain of the above selected quarterly financial data also includes gains on the on the sale of interests in unconsolidated joint ventures and gains on the sale of real estate.  These gains totaled $41.8 million, $34.2 million, $17.4 million and $2.7 million for the quarters ended March 31, 2018, June 30, 2018, September 30, 2018 and December 31, 2018, respectively, and $56.7 million and $15.0 million for the quarters ended September 30, 2017 and December 31, 2017, respectively.

Note 17 – Subsequent Events

On February 11, 2019, Holdco completed the Holdco Acquisition. In connection with the Holdco Acquisition, Holdco acquired certain designation rights (which rights must be exercised by April 12, 2019) with respect to certain executory contracts and leases of Sears Holdings, including the Company’s Master Lease with Sears Holdings. On February 28, 2019, the Company and certain affiliates of Holdco executed the Holdco Master Lease.  A condition to the performance and obligations provided for in the Holdco Master Lease is the rejection of the Master Lease.  On February 28, 2019, Sears Holdings filed a notice with the Bankruptcy Court seeking an order of the Bankruptcy Court approving the rejection of the Master Lease.  The rejection will become effective by either (i) the Bankruptcy Court issues an order approving the rejection of the Master Lease or (ii) the Master Lease is deemed to be rejected pursuant to the operation of the Bankruptcy Code.

Following the rejection by Sears Holdings of the Master Lease, and after giving effect to the Holdco Master Lease, the Company will not be in compliance with one or more of the financial metrics within the Term Loan Agreements.  As a result, we may be limited in our ability to dispose of assets via sale or joint venture and may be required to comply with a provision that permits our lender to request mortgages and other customary collateral.  The Company otherwise believes it is in compliance with all terms and conditions of the Term Loan Agreement.

SERITAGE GROWTH PROPERTIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2018

(Dollars in thousands)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
The Mall at Sears	Anchorage(Sur), AK	(2)	$11,517	$11,729	$—	$(461)	$11,517	$11,268	$22,785	$(1,431)	July, 2015	(3)
Stand-Alone Location	Cullman, AL	(2)	947	846	—	3,742	947	4,588	5,536	(417)	July, 2015	(3)
McCain Mall	North Little Rock, AR	(2)	1,288	2,881	—	(392)	1,288	2,489	3,778	(290)	July, 2015	(3)
Flagstaff Mall	Flagstaff, AZ	(2)	932	2,179	—	0	932	2,179	3,111	(496)	July, 2015	(3)
Superstition Springs Center	Mesa/East, AZ	(2)	2,661	2,559	—	0	2,661	2,559	5,219	(765)	July, 2015	(3)
Park Place	Park Mall, AZ	(2)	5,207	3,458	—	1	5,207	3,459	8,665	(925)	July, 2015	(3)
Shopping Center	Peoria, AZ	(2)	1,204	509	—	(225)	1,204	284	1,488	(28)	July, 2015	(3)
Stand-Alone Location	Phoenix , AZ	(2)	568	1,088	—	13	568	1,101	1,669	(492)	July, 2015	(3)
Desert Sky Mall	Phoenix-Desert Sky, AZ	(2)	2,605	2,448	—	—	2,605	2,448	5,053	(669)	July, 2015	(3)
Prescott Gateway	Prescott, AZ	(2)	1,071	835	—	(305)	1,071	530	1,601	(53)	July, 2015	(3)
Mall at Sierra Vista	Sierra Vista, AZ	(2)	1,252	1,791	—	0	1,252	1,791	3,043	(408)	July, 2015	(3)
Southgate Mall	Yuma, AZ	(2)	1,485	1,596	—	(401)	1,485	1,194	2,680	(139)	July, 2015	(3)
Kmart Center	Antioch, CA	(2)	1,594	2,525	—	0	1,594	2,525	4,119	(576)	July, 2015	(3)
Big Bear Lake Shopping Center	Big Bear Lake, CA	(2)	3,664	2,945	—	80	3,664	3,025	6,688	(614)	July, 2015	(3)
Southbay Pavilion	Carson, CA	(2)	11,476	5,223	—	7,605	11,476	12,829	24,305	(696)	July, 2015	(3)
Chula Vista Center	Chula Vista, CA	(2)	7,315	6,834	—	0	7,315	6,834	14,149	(1,505)	July, 2015	(3)
Sunrise Mall	Citrus Hts-Sunrise, CA	(2)	3,778	2,088	—	(775)	3,778	1,312	5,090	(153)	July, 2015	(3)
Stand-Alone Location	Delano, CA	(2)	1,905	2,208	—	0	1,905	2,208	4,113	(460)	July, 2015	(3)
Westfield Parkway	El Cajon, CA	(2)	10,573	2,883	—	(1,030)	10,573	1,853	12,426	(216)	July, 2015	(3)
Imperial Valley Mall	El Centro, CA	(2)	3,877	3,977	—	0	3,877	3,977	7,853	(937)	July, 2015	(3)
Westfield Solano	Fairfield, CA	(2)	3,679	1,366	—	251	3,679	1,617	5,296	(436)	July, 2015	(3)
Florin Mall	Florin, CA	(2)	1,022	1,366	—	(293)	1,022	1,073	2,094	(125)	July, 2015	(3)
Manchester Center	Fresno, CA	(2)	1,370	2,000	—	0	1,370	2,000	3,370	(935)	July, 2015	(3)
Mill Creek Marketplace	McKinleyville, CA	(2)	1,354	1,655	—	0	1,354	1,655	3,010	(503)	July, 2015	(3)
Merced Mall	Merced, CA	(2)	2,534	1,604	—	0	2,534	1,604	4,138	(668)	July, 2015	(3)
Montclair Plaza	Montclair, CA	(2)	2,498	2,119	—	0	2,498	2,119	4,617	(326)	July, 2015	(3)
Moreno Valley Mall at Towngate	Moreno Vly, CA	(2)	3,898	3,407	—	0	3,898	3,407	7,305	(939)	July, 2015	(3)
Newpark Mall	Newark, CA	(2)	4,312	3,268	—	(660)	4,312	2,609	6,920	(295)	July, 2015	(3)
Valley Plaza	No Hollywood, CA	(2)	8,049	3,172	—	0	8,049	3,172	11,221	(521)	July, 2015	(3)
Westfield Palm Desert	Palm Desert, CA	(2)	5,473	1,705	(542)	(167)	4,931	1,537	6,469	(474)	July, 2015	(3)
Ramona Station	Ramona, CA	(2)	7,239	1,452	—	(318)	7,239	1,134	8,374	(121)	July, 2015	(3)
Stand-Alone Location	Riverside, CA	(2)	2,670	2,489	—	54	2,670	2,543	5,212	(778)	July, 2015	(3)
Stand-Alone Location	Riverside, CA	(2)	4,397	4,407	—	13	4,397	4,420	8,818	(1,400)	July, 2015	(3)
Westfield Galleria at Roseville	Roseville, CA	(2)	4,848	3,215	—	2	4,848	3,217	8,064	(745)	July, 2015	(3)
Northridge Center	Salinas, CA	(2)	2,644	4,394	—	0	2,644	4,394	7,038	(959)	July, 2015	(3)
Inland Center	San Bernardino, CA	(2)	4,131	2,066	—	0	4,131	2,066	6,197	(832)	July, 2015	(3)
Shops at Tanforan	San Bruno, CA	(2)	7,854	4,642	—	0	7,854	4,642	12,495	(1,282)	July, 2015	(3)
Eastridge Mall	San Jose-Eastridge, CA	(2)	1,531	2,356	—	(805)	1,531	1,551	3,082	(181)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Town Center Mall 81	Santa Maria, CA	(2)	$3,967	$2,635	$—	$0	$3,967	$2,635	$6,602	$(496)	July, 2015	(3)
Stand-Alone Location	Santa Paula, CA	(2)	2,002	1,147	—	—	2,002	1,147	3,149	(526)	July, 2015	(3)
Promenade in Temecula	Temecula, CA	(2)	6,098	2,214	—	0	6,098	2,214	8,312	(827)	July, 2015	(3)
Janss Marketplace	Thousand Oaks, CA	(2)	9,853	14,785	—	2,803	9,853	17,587	27,440	(2,722)	July, 2015	(3)
Pacific View Mall	Ventura, CA	(2)	5,578	6,172	—	0	5,578	6,172	11,751	(654)	July, 2015	(3)
Westfield West Covina	West Covina, CA	(2)	5,972	2,053	—	(648)	5,972	1,405	7,377	(170)	July, 2015	(3)
Westminster Mall	Westminster, CA	(2)	6,845	5,651	—	0	6,845	5,651	12,495	(1,256)	July, 2015	(3)
Westland Shopping Center	Lakewood, CO	(2)	1,290	4,550	—	0	1,290	4,550	5,840	(791)	July, 2015	(3)
Thornton Place	Thornton, CO	(2)	1,881	1,300	—	(461)	1,881	839	2,720	(71)	July, 2015	(3)
Crystal Mall	Waterford, CT	(2)	1,371	2,534	—	0	1,371	2,534	3,905	(686)	July, 2015	(3)
Stand-Alone Location	Rehoboth Beach, DE	(2)	714	4,523	—	7,674	714	12,197	12,911	(1,405)	July, 2015	(3)
Town Center at Boca Raton	Boca Raton, FL	(2)	16,089	7,480	—	(515)	16,089	6,965	23,054	(786)	July, 2015	(3)
Beachway Plaza	Bradenton, FL	(2)	1,420	1,479	—	—	1,420	1,479	2,898	(482)	July, 2015	(3)
Desoto Square	Bradenton, FL	(2)	958	900	—	(424)	958	476	1,434	(56)	July, 2015	(3)
Westfield Countryside	Clearwater/Cntrysd, FL	(2)	5,852	17,777	—	834	5,852	18,612	24,464	(2,765)	July, 2015	(3)
Miami International Mall	Doral(Miami), FL	(2)	9,214	2,654	—	0	9,214	2,654	11,869	(757)	July, 2015	(3)
Edison Mall	Ft Myers, FL	(2)	3,168	2,853	—	0	3,168	2,853	6,021	(659)	July, 2015	(3)
The Oaks Mall	Gainesville, FL	(2)	2,439	1,205	—	—	2,439	1,205	3,644	(373)	July, 2015	(3)
Stand-Alone Location	Hialeah, FL	(2)	5,492	2,344	—	10,834	5,492	13,178	18,671	(560)	July, 2015	(3)
Westfield Hialeah	Hialeah/Westland, FL	(2)	9,683	3,472	—	1,506	9,683	4,978	14,661	(1,043)	July, 2015	(3)
Center of Osceola	Kissimmee, FL	(2)	2,107	2,556	—	47	2,107	2,603	4,710	(717)	July, 2015	(3)
Lakeland Square	Lakeland, FL	(2)	1,503	1,045	—	0	1,503	1,045	2,549	(402)	July, 2015	(3)
Stand-Alone Location	Melbourne, FL	(2)	2,441	1,981	—	—	2,441	1,981	4,422	(724)	July, 2015	(3)
Aventura Mall	Miami, FL	(2)	13,264	61,577	—	(61,520)	13,264	57	13,321	(34)	July, 2015	(3)
Southland Mall	Miami/Cutler Rdg, FL	(2)	5,219	1,236	—	(206)	5,219	1,030	6,249	(120)	July, 2015	(3)
Stand-Alone Location	North Miami, FL	(2)	4,748	2,434	—	(268)	4,748	2,165	6,914	(252)	July, 2015	(3)
Paddock Mall	Ocala, FL	(2)	2,468	1,150	—	—	2,468	1,150	3,617	(477)	July, 2015	(3)
Kmart Shopping Center	Orange Park, FL	(2)	1,477	1,701	—	457	1,477	2,157	3,634	(617)	July, 2015	(3)
Orlando Fashion Square	Orlando Colonial, FL	(2)	4,403	3,626	—	13,285	4,403	16,911	21,314	(98)	July, 2015	(3)
Panama City Mall	Panama City, FL	(2)	3,227	1,614	—	(461)	3,227	1,153	4,380	(130)	July, 2015	(3)
University Mall	Pensacola, FL	(2)	2,620	2,990	—	(500)	2,620	2,490	5,111	(281)	July, 2015	(3)
Westfield Broward	Plantation, FL	(2)	6,933	2,509	—	0	6,933	2,509	9,443	(911)	July, 2015	(3)
Westfield Sarasota	Sarasota, FL	(2)	3,920	2,200	—	0	3,920	2,200	6,120	(736)	July, 2015	(3)
Tyrone Square Mall	St Petersburg, FL	(2)	2,381	2,420	—	20,175	2,381	22,595	24,976	(1,063)	July, 2015	(3)
Stand-Alone Location	St. Petersburg, FL	(2)	1,653	777	—	(279)	1,653	498	2,151	(58)	July, 2015	(3)
Oglethorpe Mall	Savannah, GA	(2)	5,285	3,012	—	(344)	5,285	2,667	7,952	(267)	July, 2015	(3)
Stand-Alone Location	Honolulu, HI	(2)	6,824	2,195	—	19,560	6,824	21,755	28,579	(903)	July, 2015	(3)
Stand-Alone Location	Algona, IA	(2)	644	2,796	—	—	644	2,796	3,440	(538)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Lindale Mall	Cedar Rapids, IA	(2)	$2,833	$2,197	$—	$0	$2,833	$2,197	$5,030	$(610)	July, 2015	(3)
Stand-Alone Location	Charles City, IA	(2)	793	1,914	—	0	793	1,914	2,707	(594)	July, 2015	(3)
Webster City Plaza	Webster City, IA	(2)	392	896	—	0	392	896	1,288	(234)	July, 2015	(3)
Boise Towne Center	Boise, ID	(2)	1,828	1,848	—	0	1,828	1,848	3,676	(498)	July, 2015	(3)
Kedzie Square	Chicago, IL	(2)	2,385	7,924	—	17	2,385	7,940	10,326	(1,232)	July, 2015	(3)
Stand-Alone Location	Chicago, IL	(2)	905	804	—	(241)	905	563	1,467	(68)	July, 2015	(3)
Stand-Alone Location	Chicago, IL	(2)	3,665	3,504	—	—	3,665	3,504	7,169	(451)	July, 2015	(3)
Homewood Square	Homewood, IL	(2)	3,954	4,766	—	36	3,954	4,802	8,756	(1,138)	July, 2015	(3)
Louis Joliet Mall	Joliet, IL	(2)	2,557	3,108	—	0	2,557	3,108	5,665	(1,158)	July, 2015	(3)
Stand-Alone Location	Lombard, IL	(2)	2,685	8,281	—	—	2,685	8,281	10,966	(1,073)	July, 2015	(3)
North Riverside Park Mall	N Riverside, IL	(2)	1,846	3,178	—	1,802	1,846	4,979	6,825	(888)	July, 2015	(3)
Orland Square	Orland Park, IL	(2)	1,783	974	—	(380)	1,783	594	2,377	(67)	July, 2015	(3)
Sherwood Plaza	Springfield, IL	(2)	2,182	5,051	—	12,401	2,182	17,453	19,635	(1,588)	July, 2015	(3)
Stand-Alone Location	Steger, IL	(2)	589	2,846	—	0	589	2,846	3,435	(372)	July, 2015	(3)
North Pointe Plaza	Elkhart, IN	(2)	1,349	869	—	34	1,349	903	2,252	(299)	July, 2015	(3)
Glenbrook Square	Ft Wayne, IN	(2)	3,247	5,476	—	1,737	3,247	7,214	10,461	(1,317)	July, 2015	(3)
Broadway Center	Merrillville, IN	(2)	3,413	3,224	—	580	3,413	3,804	7,216	(1,215)	July, 2015	(3)
Stand-Alone Location	Leavenworth, KS	(2)	397	705	—	—	397	705	1,102	(365)	July, 2015	(3)
Metcalf South Shopping Center	Overland Pk, KS	(2)	2,775	1,766	—	(646)	2,775	1,120	3,895	(131)	July, 2015	(3)
Pennyrile Marketplace	Hopkinsville, KY	(2)	553	2,815	—	250	553	3,065	3,618	(746)	July, 2015	(3)
Kentucky Oaks Mall	Paducah, KY	(2)	1,022	2,868	—	4,610	1,022	7,478	8,501	(735)	July, 2015	(3)
Mall of Acadiana	Lafayette, LA	(2)	1,406	5,094	—	—	1,406	5,094	6,500	(1,173)	July, 2015	(3)
Stand-Alone Location	New Iberia, LA	(2)	450	1,819	—	4,970	450	6,789	7,238	(710)	July, 2015	(3)
Braintree Marketplace	Braintree, MA	(2)	6,585	5,614	—	11,267	6,585	16,881	23,465	(1,659)	July, 2015	(3)
Square One Mall	Saugus, MA	(2)	1,656	2,835	—	—	1,656	2,835	4,491	(972)	July, 2015	(3)
Bowie Town Center	Bowie, MD	(2)	4,583	2,335	—	1,075	4,583	3,410	7,993	(748)	July, 2015	(3)
Hunt Valley Mall	Cockeysville, MD	(2)	5,768	2,319	—	5,568	5,768	7,887	13,655	(759)	July, 2015	(3)
South River Colony	Edgewater, MD	(2)	5,534	2,116	—	11	5,534	2,126	7,660	(717)	July, 2015	(3)
Midtown Shopping Center	Madawaska, ME	(2)	140	942	—	0	140	942	1,082	(149)	July, 2015	(3)
Stand-Alone Location	Alpena, MI	(2)	782	1,427	—	0	782	1,427	2,208	(520)	July, 2015	(3)
Jackson Crossing	Jackson, MI	(2)	2,720	1,184	—	(314)	2,720	870	3,590	(101)	July, 2015	(3)
Lincoln Park Shopping Center	Lincoln Park, MI	(2)	1,106	3,198	—	(493)	1,106	2,706	3,812	(327)	July, 2015	(3)
Hillside Plaza	Manistee, MI	(2)	508	3,045	—	—	508	3,045	3,553	(803)	July, 2015	(3)
Macomb Mall	Roseville, MI	(2)	3,286	4,778	—	5,115	3,286	9,893	13,178	(1,678)	July, 2015	(3)
Stand-Alone Location	Sault Ste. Marie, MI	(2)	946	917	—	0	946	917	1,863	(468)	July, 2015	(3)
Stand-Alone Location	St. Clair Shores, MI	(2)	2,399	1,797	—	(321)	2,399	1,476	3,876	(177)	July, 2015	(3)
Oakland Mall	Troy, MI	(2)	7,954	2,651	—	4,853	7,954	7,504	15,458	(734)	July, 2015	(3)
Stand-Alone Location	Ypsilanti, MI	(2)	2,462	1,277	—	(515)	2,462	762	3,224	(92)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Burnsville Center	Burnsville, MN	(2)	$3,513	$1,281	$—	$(505)	$3,513	$776	$4,290	$(88)	July, 2015	(3)
Detroit Lakes K Mart Plaza	Detroit Lakes, MN	(2)	1,130	1,220	—	(490)	1,130	730	1,859	(76)	July, 2015	(3)
Maplewood Mall	Maplewood, MN	(2)	3,605	1,162	—	(521)	3,605	641	4,246	(75)	July, 2015	(3)
Stand-Alone Location	St Paul, MN	(2)	1,866	1,028	—	(345)	1,866	683	2,549	(80)	July, 2015	(3)
Stand-Alone Location	Cape Girardeau, MO	(2)	609	908	—	0	609	908	1,517	(252)	July, 2015	(3)
Flower Valley Shopping Center	Florissant, MO	(2)	2,430	1,607	—	0	2,430	1,607	4,037	(650)	July, 2015	(3)
Stand-Alone Location	Jefferson City, MO	(2)	957	2,224	—	—	957	2,224	3,181	(550)	July, 2015	(3)
Kickapoo Corners	Springfield, MO	(2)	922	2,050	—	31	922	2,080	3,003	(474)	July, 2015	(3)
Columbus Centre	Columbus, MS	(2)	2,940	2,547	—	1,177	2,940	3,724	6,664	(1,116)	July, 2015	(3)
Stand-Alone Location	Havre, MT	(2)	600	790	—	—	600	790	1,389	(339)	July, 2015	(3)
Asheville Mall	Asheville, NC	(2)	4,141	2,036	—	0	4,141	2,036	6,177	(806)	July, 2015	(3)
Concord Plaza	Concord, NC	(2)	2,325	1,275	—	(459)	2,325	816	3,141	(87)	July, 2015	(3)
Landmark Center	Greensboro, NC	(2)	3,869	4,387	—	380	3,869	4,768	8,637	(684)	July, 2015	(3)
Kmart Shopping Center	Minot, ND	(2)	1,724	2,925	—	—	1,724	2,925	4,649	(744)	July, 2015	(3)
Stand-Alone Location	Kearney, NE	(2)	272	483	—	3,871	272	4,354	4,626	(319)	July, 2015	(3)
The Mall of New Hampshire	Manchester, NH	(2)	1,458	4,160	—	0	1,458	4,160	5,618	(835)	July, 2015	(3)
Pheasant Lane Mall	Nashua, NH	(2)	1,794	7,255	—	0	1,794	7,255	9,048	(841)	July, 2015	(3)
Fox Run Mall	Portsmouth, NH	(2)	3,934	3,375	—	0	3,934	3,375	7,310	(944)	July, 2015	(3)
The Mall at Rockingham Park	Salem, NH	(2)	3,321	12,198	—	10	3,321	12,208	15,529	(1,782)	July, 2015	(3)
Stand-Alone Location	Middletown, NJ	(2)	5,647	2,941	—	(1,041)	5,647	1,900	7,547	(215)	July, 2015	(3)
Stand-Alone Location	Watchung, NJ	(2)	6,704	4,110	—	(4,110)	6,704	0	6,704	—	July, 2015	(3)
Stand-Alone Location	Deming, NM	(2)	1,085	1,194	—	0	1,085	1,194	2,279	(456)	July, 2015	(3)
Eastern Commons Shopping Center	Henderson, NV	(2)	3,124	1,362	—	2,251	3,124	3,612	6,736	(747)	July, 2015	(3)
Meadows Mall	Las Vegas(Meadows), NV	(2)	3,354	1,879	—	0	3,354	1,879	5,233	(737)	July, 2015	(3)
Meadowood Mall	Reno, NV	(2)	2,135	5,748	—	7	2,135	5,756	7,891	(684)	July, 2015	(3)
Colonie Center	Albany, NY	(2)	8,289	6,523	—	4,331	8,289	10,854	19,143	(1,715)	July, 2015	(3)
Great Northern Mall	Clay, NY	(2)	787	4,134	—	0	787	4,134	4,921	(841)	July, 2015	(3)
Huntington Square Mall	East Northport, NY	(2)	7,617	2,065	—	(575)	7,617	1,490	9,107	(168)	July, 2015	(3)
Stand-Alone Location	Hicksville, NY	(2)	38,625	19,066	—	(888)	38,625	18,178	56,803	(2,194)	July, 2015	(3)
Oakdale Mall	Johnson City, NY	(2)	2,169	934	—	(301)	2,169	633	2,801	(71)	July, 2015	(3)
Stand-Alone Location	Olean, NY	(2)	249	2,124	—	3,321	249	5,445	5,695	(623)	July, 2015	(3)
Greece Ridge Center	Rochester-Greece, NY	(2)	3,082	1,560	—	(380)	3,082	1,180	4,262	(133)	July, 2015	(3)
Sidney Plaza	Sidney, NY	(2)	1,942	1,769	—	(641)	1,942	1,129	3,071	(120)	July, 2015	(3)
Eastview Mal	Victor, NY	(2)	4,144	1,391	—	(397)	4,144	994	5,138	(116)	July, 2015	(3)
Jefferson Valley Mall	Yorktown Hts, NY	(2)	3,584	1,569	—	(547)	3,584	1,022	4,606	(115)	July, 2015	(3)
Westfield Belden Village	Canton, OH	(2)	1,650	5,854	—	8	1,650	5,862	7,511	(1,458)	July, 2015	(3)
Chapel Hill Mall	Chapel Hill, OH	(2)	444	1,460	—	(819)	444	641	1,085	(75)	July, 2015	(3)
Dayton Mall	Dayton Mall, OH	(2)	2,650	1,223	—	1,280	2,650	2,503	5,153	(126)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Stand-Alone Location	Kenton, OH	(2)	$340	$417	$—	$(233)	$340	$184	$524	$(20)	July, 2015	(3)
Stand-Alone Location	Marietta, OH	(2)	598	706	—	0	598	706	1,304	(298)	July, 2015	(3)
Great Lakes Mall	Mentor, OH	(2)	1,092	1,776	—	28	1,092	1,804	2,895	(777)	July, 2015	(3)
Southland Shopping Center	Middleburg Hts, OH	(2)	698	1,547	—	(322)	698	1,225	1,922	(146)	July, 2015	(3)
Kmart Plaza	North Canton, OH	(2)	1,044	1,126	—	1	1,044	1,126	2,171	(427)	July, 2015	(3)
Stand-Alone Location	Tallmadge, OH	(2)	870	682	—	—	870	682	1,552	(394)	July, 2015	(3)
Westgate Village Shopping Center	Toledo, OH	(2)	1,664	1,289	—	—	1,664	1,289	2,953	(520)	July, 2015	(3)
Stand-Alone Location	Okla City/Sequoyah, OK	(2)	1,542	2,210	—	(976)	1,542	1,233	2,775	(149)	July, 2015	(3)
Stand-Alone Location	Tulsa, OK	(2)	2,048	5,386	—	2,986	2,048	8,372	10,420	(1,685)	July, 2015	(3)
Clackamas Town Center	Happy Valley, OR	(2)	6,659	1,271	—	(166)	6,659	1,105	7,764	(125)	July, 2015	(3)
Walnut Bottom Towne Centre	Carlisle, PA	(2)	1,103	1,725	—	0	1,103	1,725	2,827	(197)	July, 2015	(3)
Shops at Prospect	Columbia, PA	(2)	897	2,202	—	6	897	2,208	3,105	(471)	July, 2015	(3)
King of Prussia	King of Prussia, PA	(2)	—	42,300	—	2,730	-	45,030	45,030	(5,313)	July, 2015	(3)
Kmart & Lowes Shopping Center	Lebanon, PA	(2)	1,333	2,085	—	0	1,333	2,085	3,418	(953)	July, 2015	(3)
Countryside Shopping Center	Mount Pleasant, PA	(2)	970	1,520	—	1,357	970	2,878	3,848	(655)	July, 2015	(3)
Stand-Alone Location	Walnutport, PA	(2)	885	3,452	—	—	885	3,452	4,337	(987)	July, 2015	(3)
Haines Acres Shopping Center	York, PA	(2)	1,096	1,414	—	3	1,096	1,417	2,513	(405)	July, 2015	(3)
Rexville (Bayamon) Towne Center	Bayamon, PR	(2)	656	7,173	—	1	656	7,174	7,829	(1,025)	July, 2015	(3)
Caguas Mall	Caguas, PR	(2)	431	9,362	—	0	431	9,362	9,792	(1,248)	July, 2015	(3)
Plaza Carolina Mall	Carolina, PR	(2)	611	8,640	—	—	611	8,640	9,251	(1,343)	July, 2015	(3)
Plaza Guaynabo	Guaynabo, PR	(2)	1,603	26,695	—	4,250	1,603	30,945	32,547	(3,380)	July, 2015	(3)
Western Plaza	Mayaguez, PR	(2)	564	4,555	—	0	564	4,555	5,120	(893)	July, 2015	(3)
Ponce Towne Center	Ponce, PR	(2)	473	3,965	—	0	473	3,965	4,438	(741)	July, 2015	(3)
Rhode Island Mall	Warwick, RI	(2)	9,166	3,388	—	9,077	9,166	12,465	21,631	(527)	July, 2015	(3)
Boulevard Market Fair	Anderson, SC	(2)	1,297	638	—	6,552	1,297	7,190	8,487	(817)	July, 2015	(3)
Northwoods Mall	Chrlstn/Northwoods, SC	(2)	3,576	1,497	—	9,953	3,576	11,450	15,025	(909)	July, 2015	(3)
Wolfchase Galleria	Cordova, TN	(2)	2,581	4,279	—	—	2,581	4,279	6,860	(797)	July, 2015	(3)
Stand-Alone Location	Memphis/Poplar, TN	(2)	2,827	2,475	—	24,357	2,827	26,831	29,658	(1,169)	July, 2015	(3)
Tech Ridge	Austin, TX	(2)	3,164	2,858	—	—	3,164	2,858	6,022	(1,010)	July, 2015	(3)
Stand-Alone Location	Central Park, TX	(2)	5,468	1,457	—	2,873	5,468	4,330	9,798	(312)	July, 2015	(3)
Stand-Alone Location	El Paso, TX	(2)	2,008	1,778	—	0	2,008	1,778	3,785	(556)	July, 2015	(3)
Baybrook Mall	Friendswd/Baybrk, TX	(2)	6,124	2,038	—	2	6,124	2,040	8,164	(704)	July, 2015	(3)
Stand-Alone Location	Houston, TX	(2)	6,110	1,525	—	—	6,110	1,525	7,635	(559)	July, 2015	(3)
Ingram Park Mall	Ingram, TX	(2)	4,651	2,560	—	0	4,651	2,560	7,211	(690)	July, 2015	(3)
Irving Mall	Irving, TX	(2)	4,493	5,743	—	(722)	4,493	5,022	9,515	(586)	July, 2015	(3)
Memorial City SC	Memorial, TX	(2)	7,967	4,625	—	(812)	7,967	3,813	11,780	(460)	July, 2015	(3)
Stand-Alone Location	Shepherd, TX	(2)	5,457	2,081	—	0	5,457	2,081	7,537	(636)	July, 2015	(3)
Southwest Center Mall	Southwest Ctr, TX	(2)	1,154	1,314	—	0	1,154	1,314	2,468	(630)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Valley View Center	Valley View, TX	(2)	$4,706	$3,230	$—	$(857)	$4,706	$2,373	$7,078	$(286)	July, 2015	(3)
Stand-Alone Location	Westwood, TX	(2)	2,899	1,748	—	(555)	2,899	1,192	4,091	(139)	July, 2015	(3)
Antelope Square	Layton, UT	(2)	2,234	974	—	3,618	2,234	4,592	6,827	(982)	July, 2015	(3)
Jordan Landing Shopping Center	West Jordan, UT	(2)	3,190	2,305	—	6,015	3,190	8,320	11,510	(1,077)	July, 2015	(3)
Landmark Mall	Alexandria, VA	(2)	3,728	3,294	—	(738)	3,728	2,556	6,284	(298)	July, 2015	(3)
Greenbrier Mall	Chspk/Greenbrier, VA	(2)	4,236	1,700	—	(482)	4,236	1,219	5,455	(138)	July, 2015	(3)
Fair Oaks Mall	Fairfax, VA	(2)	10,873	1,491	—	7,595	10,873	9,086	19,959	(230)	July, 2015	(3)
Pembroke Mall	Virginia Beach, VA	(2)	10,413	4,760	—	13,041	10,413	17,801	28,214	(2,591)	July, 2015	(3)
Warrenton Village	Warrenton, VA	(2)	1,956	2,480	—	3	1,956	2,483	4,439	(545)	July, 2015	(3)
Overlake Plaza	Redmond-Overlake Pk, WA	(2)	5,133	4,133	—	0	5,133	4,133	9,266	(1,148)	July, 2015	(3)
Westfield Vancouver	Vancouver, WA	(2)	3,378	1,136	—	(417)	3,378	718	4,097	(81)	July, 2015	(3)
Southridge Mall	Greendale, WI	(2)	3,208	2,340	—	3,351	3,208	5,691	8,899	(1,332)	July, 2015	(3)
West Towne Mall	Madison-West, WI	(2)	3,053	2,130	—	11,759	3,053	13,889	16,942	(383)	July, 2015	(3)
Stand-Alone Location	Scott Depot, WV	(2)	987	484	—	(158)	987	326	1,313	(35)	July, 2015	(3)
Stand-Alone Location	Riverton, WY	(2)	561	847	—	(295)	561	552	1,113	(59)	July, 2015	(3)
Construction in Progress	Various	(2)	—	—	—	292,049	—	292,049	292,049	—	July, 2015	(3)
			$697,334	$723,812	$(542)	$468,411	$696,792	$1,192,222	$1,889,014	$(137,947)

(1)	The aggregate cost of land, building and improvements (which includes construction in process) for U.S. federal income tax purposes is approximately $2.2 billion.
(2)

The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Company, including those that own each of the Company’s properties.  See Note 6.

(3)	Depreciation is computed based on the following estimated useful lives:

Building:	25 – 40 years
Site improvements:	5 – 15 years
Tenant improvements:	shorter of the estimated useful life or non-cancelable term of lease

SERITAGE GROWTH PROPERTIES

NOTES TO SCHEDULE III

(Dollars in thousands)

Reconciliation of Real Estate

	2018	2017	2016
Balance at beginning of period	$1,854,043	$1,734,892	$1,668,351
Additions	318,821	257,933	69,726
Impairments	—	—	—
Dispositions	(244,815)	(71,117)	—
Write-offs	(39,034)	(67,665)	(3,185)
Balance at end of period	$1,889,014	$1,854,043	$1,734,892

Reconciliation of Accumulated Depreciation

	2018	2017	2016
Balance at beginning of period	$139,483	$89,940	$29,076
Depreciation expense	50,272	120,709	60,972
Dispositions	(12,772)	(3,501)	—
Write-offs	(39,036)	(67,665)	(108)
Balance at end of period	$137,947	$139,483	$89,940