Form 10-Q
period 2019-03-31
Seritage Growth Properties
filed 2019-05-03
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to _______

Commission File Number 001-37420

SERITAGE GROWTH PROPERTIES

(Exact name of registrant as specified in its charter)

Maryland	38-3976287
(State of Incorporation)	(I.R.S. Employer Identification No.)

500 Fifth Avenue, Suite 1530, New York, New York	10110
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 355-7800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Class A common shares of beneficial interest, par value $0.01 per share	SRG	New York Stock Exchange
7.00% Series A cumulative redeemable preferred shares of beneficial interest, par value $0.01 per share	SRG-PA	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of April 30, 2019, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	35,689,708
Class B common shares of beneficial interest, par value $0.01 per share	1,322,365
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2019

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Investment in real estate
Land	$682,176	$696,792
Buildings and improvements	912,767	900,173
Accumulated depreciation	(147,679)	(137,947)
	1,447,264	1,459,018
Construction in progress	327,006	292,049
Net investment in real estate	1,774,270	1,751,067
Real estate held for sale	7,510	3,094
Investment in unconsolidated joint ventures	419,528	398,577
Cash and cash equivalents	442,625	532,857
Tenant and other receivables, net	41,740	36,926
Lease intangible assets, net	101,452	123,656
Prepaid expenses, deferred expenses and other assets, net	52,700	29,899
Total assets	$2,839,825	$2,876,076

LIABILITIES AND EQUITY
Liabilities
Term Loan Facility, net	$1,598,171	$1,598,053
Accounts payable, accrued expenses and other liabilities	118,674	127,565
Total liabilities	1,716,845	1,725,618

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 35,689,708 and 35,667,521 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	357	357
Class B common shares $0.01 par value; 5,000,000 shares authorized; 1,322,365 shares issued and outstanding as of March 31, 2019 and December 31, 2018	13	13
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018; liquidation preference of $70,000	28	28
Additional paid-in capital	1,124,457	1,124,504
Accumulated deficit	(362,606)	(344,132)
Total shareholders' equity	762,249	780,770
Non-controlling interests	360,731	369,688
Total equity	1,122,980	1,150,458
Total liabilities and equity	$2,839,825	$2,876,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
REVENUE
Rental revenue	$43,578	$53,777
Management and other fee income	282	—
Total revenue	43,860	53,777
EXPENSES
Property operating	10,237	7,241
Real estate taxes	10,192	11,381
Depreciation and amortization	26,216	34,667
General and administrative	9,759	7,797
Provision for doubtful accounts	—	61
Total expenses	56,404	61,147
Gain on sale of real estate, net	21,261	41,831
Equity in income (loss) of unconsolidated joint ventures	1,222	(2,582)
Interest and other income	2,598	680
Interest expense	(23,454)	(16,419)
Change in fair value of interest rate cap	—	165
(Loss) income before income taxes	(10,917)	16,305
Provision for income taxes	23	(104)
Net (loss) income	(10,894)	16,201
Net income (loss) attributable to non-controlling interests	3,927	(5,873)
Net loss (income) attributable to Seritage	$(6,967)	$10,328
Preferred dividends	(1,225)	(1,228)
Net (loss) income attributable to Seritage common shareholders	$(8,192)	$9,100

Net (loss) income per share attributable to Seritage Class A and Class C common shareholders - Basic	$(0.23)	$0.26
Net (loss) income per share attributable to Seritage Class A and Class C common shareholders - Diluted	$(0.23)	$0.26
Weighted average Class A and Class C common shares outstanding - Basic	35,671	35,414
Weighted average Class A and Class C common shares outstanding - Diluted	35,671	35,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2018	32,416	$324	1,329	$13	3,151	$31	2,800	$28	$1,116,060	$(229,760)	$434,164	$1,320,860
Net Income	—	—	—	—	—	—	—	—	—	10,328	5,873	16,201
Common dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	—	—	(8,992)	(5,054)	(14,046)
Preferred dividends declared ($0.4375 per share)										(1,228)	—	(1,228)
Vesting of restricted share units	14	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	869	—	—	869
Preferred stock offering costs	—	—	—	—	—	—	—	—	(88)	—	—	(88)
Share class exchanges, net (2,779,121 common shares)	2,779	28	—	—	(2,779)	(27)	—	—	—	—	—	1

Balance at March 31, 2018	35,209	$352	1,329	$13	372	$4	2,800	$28	$1,116,841	$(229,652)	$434,983	$1,322,569

Balance at January 1, 2019	35,668	$357	1,322	$13	—	$—	2,800	$28	$1,124,504	$(344,132)	$369,688	$1,150,458
Net loss	—	—	—	—	—	—	—	—	—	(6,967)	(3,927)	(10,894)
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	—	—	(1,286)	—	(1,286)
Common dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	—	—	(8,996)	(5,030)	(14,026)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	—	—	(1,225)		(1,225)
Vesting of restricted share units	(23)	—	—	—	—	—	—	—	(1,613)	—	—	(1,613)
Share-based compensation	45	—	—	—	—	—	—	—	1,566	—	—	1,566
Balance at March 31, 2019	35,690	$357	1,322	$13	—	$—	2,800	$28	$1,124,457	$(362,606)	$360,731	$1,122,980

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(10,894)	$16,201
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in (income) loss of unconsolidated joint ventures	(1,222)	2,582
Distributions from unconsolidated joint ventures	781	—
Gain on sale of real estate, net	(21,261)	(41,831)
Unrealized (gain) loss on interest rate cap	—	(165)
Share-based compensation	1,532	869
Depreciation and amortization	26,216	34,667
Amortization of deferred financing costs	118	1,720
Amortization of above and below market leases, net	(104)	(234)
Straight-line rent adjustment	(3,355)	(2,453)
Change in operating assets and liabilities
Tenants and other receivables	484	1,034
Prepaid expenses, deferred expenses and other assets	(248)	(4,229)
Accounts payable, accrued expenses and other liabilities	(8,818)	(502)
Net cash (used in) provided by operating activities	(16,771)	7,659
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated joint ventures	(9,140)	(1,616)
Distributions from unconsolidated joint ventures	389	2,110
Net proceeds from sale of real estate	37,569	60,435
Development of real estate	(85,413)	(85,983)
Net cash used in by investing activities	(56,595)	(25,054)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of mortgage loans payable	—	(73,034)
Payment of deferred financing costs	—	(363)
Purchase of shares related to stock grant recipients' tax withholdings	(1,613)	—
Preferred dividends paid	(1,225)	—
Common dividends paid	(8,998)	(8,877)
Non-controlling interests distributions paid	(5,030)	(5,055)
Net cash used in financing activities	(16,866)	(87,329)
Net decrease in cash, cash equivalents, and restricted cash	(90,232)	(104,724)
Cash, cash equivalents, and restricted cash, beginning of period	532,857	417,234
Cash, cash equivalents, and restricted cash, end of period	$442,625	$312,510

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$28,000	$21,105
Capitalized interest	5,666	6,862
Income taxes paid	25	104
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$17,438	$19,964
Common dividends and OP unit distributions declared and unpaid	14,026	14,046
Preferred dividends declared and unpaid	1,225	—
Decrease in real estate, net resulting from deconsolidated properties
Real estate, net	(14,656)	(58,190)
Tenants and other receivables, net	(2)	—
Prepaid expenses, deferred expenses and other assets, net	(84)	—
Accounts payable, accrued expenses and other liabilities	6	—
Transfer to real estate assets held for sale	4,416	—
Transfer of below market asset to Right of Use Asset	(11,005)	—
Recording of Lease Right of Use Assets	19,373	—
Recording of Lease Liabilities	(8,368)	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	442,625	135,091
Restricted cash	—	177,419
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$442,625	$312,510

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization

Seritage Growth Properties (“Seritage” or the “Company”) was organized in Maryland on June 3, 2015.  The Company is a fully-integrated, self-administered, self-managed real estate investment trust (“REIT”) primarily engaged in the real property business through its investment in Seritage Growth Properties, L.P. (the “Operating Partnership”), a Delaware limited partnership that was formed on April 22, 2015.  Unless the context otherwise requires, “Seritage” and the “Company” refer to Seritage, the Operating Partnership, and its subsidiaries.

On June 11, 2015, Sears Holdings Corporation (“Sears Holdings”) effected a rights offering to Sears Holdings stockholders to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of (i) 234 of Sears Holdings’ owned properties and one of its ground leased properties (the “Acquired Properties”), and (ii) Sears Holdings’ 50% interests in three joint ventures that collectively owned 28 properties, ground leased one property and leased two properties (the “Acquired JV Properties”).  Concurrent with the acquisition, the Company leased back to Sears Holdings space at 224 of the Acquired Properties under a master lease agreement (the “Original Master Lease”) and space at all 31 Acquired JV Properties under multiple master lease agreements (the “Original JV Master Leases”).

The rights offering ended on July 2, 2015, and the Company’s Class A common shares were listed on the New York Stock Exchange (“NYSE”) on July 6, 2015.  On July 7, 2015, the Company completed the transactions with Sears Holdings and commenced operations.  The Company did not have any operations prior to the completion of the rights offering and the transactions with Sears Holdings.

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On February 11, 2019, Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc.(“ESL”), completed the acquisition of an approximately 425-store retail footprint and other assets and component businesses of Sears Holdings on a going-concern basis (the “Holdco Acquisition”).  In connection with the Holdco Acquisition, Holdco acquired certain designation rights with respect to certain executory contracts and leases of Sears Holdings, including the Original Master Lease.  On February 28, 2019, the Company and certain affiliates of Holdco executed a master lease with respect to 51 Acquired Properties (the “Holdco Master Lease”).   The Holdco Master Lease became effective on March 12, 2019, when the Bankruptcy Court issued an order approving the rejection of the Original Master Lease. For accounting purposes, the Holdco Master Lease is treated as a modification to the Original Master Lease.

As of March 31, 2019, the Company’s portfolio consisted of interests in 225 properties totaling approximately 35.6 million square feet of gross leasable area (“GLA”), including 198 wholly owned properties totaling approximately 30.8 million square feet of GLA across 46 states and Puerto Rico (the “Wholly Owned Properties), and interests in 27 joint venture properties totaling approximately 4.8 million square feet of GLA across 13 states (the “JV Properties”).

As of March 31, 2019, the Company leased space at 51 Wholly Owned Properties to Holdco pursuant to the Holdco Master Lease and space at 19 JV Properties continued to be leased to Sears Holdings pursuant to the Original JV Master Leases.  Under the Holdco Master Lease and Original JV Master Leases, the Company has the right to recapture certain space at each property occupied by Holdco and Sears Holdings, respectively, for retenanting or redevelopment purposes.  Tenants under the Holdco Master Lease and Original JV Master Leases also have rights to terminate the lease at individual locations subject to certain parameters (see Note 5).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2018.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Operating results of three months ended March 31, 2019 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

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

If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting.  Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting.  The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. As of March 31, 2019, and December 31, 2018, the Company has several unconsolidated VIEs in the form of joint ventures (see Note 4). The Company does not consolidate these entities because the Company is not the primary beneficiary and the nature of its involvement in the activities of these entities does not give the Company power over decisions that significantly affect these entities’ economic performance.

As of March 31, 2019, the Company holds a 63.9% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the consolidated balance sheet.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

Reclassification

Upon adoption of the new lease standard, rental recoveries for 2018 have been reclassified to rental revenues in the consolidated statements of operations to conform to the 2019 financial statement presentation.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The most significant assumptions and estimates relate to the useful lives of tangible and intangible assets, real estate impairment assessments, and assessing the recoverability of accounts receivable.  These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances.  Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known.  Actual results could differ from these estimates.

Segment Reporting

The Company currently operates in a single reportable segment which includes the acquisition, ownership, development, redevelopment, management, and leasing of real estate properties.  The Company’s chief operating decision maker, its Chief Executive Officer, assesses and measures the operating and financial results for each property on an individual basis and does not distinguish or group properties based on geography, size, or type. The Company, therefore, aggregates all properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants, and operational process.

Real Estate Investments

Real estate assets are recorded at cost, less accumulated depreciation and amortization.

Expenditures for ordinary repairs and maintenance will be expensed as incurred.  Significant renovations which improve the property or extend the useful life of the assets are capitalized.  As real estate is undergoing redevelopment activities, all amounts directly associated with and attributable to the project, including planning, development and construction costs, interest costs, personnel costs of employees directly involved, and other miscellaneous costs incurred during the period of redevelopment, are capitalized.  The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No impairment losses were recognized for the three months ended March 31, 2019 or March 31, 2018.

During the three months ended March 31, 2019, the Company sold interests in eight properties for net proceeds of $38.8 million and recognized gain on sale of real estate of $21.5 million.

Real Estate Held for Sale

When a real estate asset is identified by management as held for sale, the Company ceases depreciation of the asset and estimates its fair value, net of estimated costs to sell.  If the estimated fair value, net of estimated costs to sell, of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value.  Properties classified as real estate held for sale generally represent properties that are under contract for sale and are expected to close within a year.

In evaluating whether a property meets the held for sale criteria, the Company makes a determination as to the point in time that it is probable that a sale will be consummated.  Given the nature of all real estate sales contracts, it is not unusual for such contracts to allow potential buyers a period of time to evaluate the property prior to formal acceptance of the contract.  In addition, certain other matters critical to the final sale, such as financing arrangements, often remain pending even upon contract acceptance.  As a result, properties under contract may not close within the expected time period or at all.

As of March 31, 2019, two properties were classified as held for sale with assets of $7.5 million and no liabilities and as of December 31, 2018, one property was classified as held for sale with assets of $3.1 million and no liabilities.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the three months ended March 31, 2019 or March 31, 2018.

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

As of March 31, 2019, the Company did not have any restricted cash. As of March 31, 2018, the Company had approximately $177.4 million of restricted cash accounts which were closed in conjunction with the full repayment of the Mortgage Loans and the Future Funding Facility on July 31, 2018.

Tenant and Other Receivables

Accounts receivable includes unpaid amounts billed to tenants, accrued revenues for future billings to tenants for property expenses, and amounts arising from the straight-lining of rent.  The Company periodically reviews its receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located.  For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company performs a periodic review of receivable balances to assess the risk of uncollectible amounts and establish appropriate provisions. Any receivables that are deemed to be uncollectible are recognized as a reduction to rental revenue in the Company’s consolidated statements of operations. Prior period provision for doubtful accounts is presented on the Company's consolidated statements of operations in accordance with the Company's previous presentation and has not been reclassified to rental revenue.

Revenue Recognition

Rental income is comprised of base rent and reimbursements of property operating expenses.  Base rent is recognized on a straight-line basis over the non-cancelable terms of the related leases.  For leases that have fixed and measurable base rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as deferred rent receivable and included as a component of tenant and other receivables on the condensed consolidated balance sheets.

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

The Company commences recognizing revenue based on an evaluation of a number of factors. Revenue recognition under a lease begins when the lessee takes control of the physical use of the leased asset.  Generally, this occurs on the rent commencement date.  In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.

Reimbursement of property operating expenses arises from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property.  This revenue is accrued in the same periods as the expenses are incurred.

Management and Other Fee Income

Management and other fee income represents management, leasing, and development fees for services performed for the benefit of certain unconsolidated joint ventures and is reported at 100% of the revenue earned from such joint ventures in management and other fee income on the condensed consolidated statements of operations. The Company’s share of management expenses incurred by the unconsolidated joint ventures is reported in equity in income (loss) of unconsolidated joint ventures on the condensed consolidated statements of operations and in other expenses in the combined condensed financial data in Note 4.

Management determined that property and asset management and construction and development management services each represent a series of stand-ready performance obligations satisfied over time with each day of service being a distinct performance obligation. For property and asset management, the Company is typically compensated for its services through a monthly management fee earned based on a specified percentage of monthly rental income or rental receipts generated from the property under management. For construction and development services, the Company is typically compensated for planning, administering and monitoring the design and construction of projects at our unconsolidated joint venture properties based on a percentage of project costs or a fixed fee.  Revenues from such management contracts are recognized over the life of the applicable contract.

Conversely, leasing services are considered to be a single performance obligation, satisfied as of a point in time.  The Company’s leasing fee is typically paid upon the occurrence of certain contractual event(s) that may be contingent and the pattern of revenue recognition may differ from the timing of payment.  For these services, the obligation is typically the execution of the lease and, as such, revenues are recognized at the point in time when that obligation has been satisfied.

Accounting for Recapture and Termination Activity Pursuant to the Original Master Lease and Holdco Master Lease (see Note 5)

Seritage 100% Recapture Rights.  The Company generally treats the delivery of a 100% recapture notice as a modification of the lease as of the date of notice.  Such a notice and lease modification result in the following accounting adjustments for the recaptured property:

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

Seritage Partial Recapture Rights.  The Company generally treats the delivery of a partial recapture notice as a modification of the lease as of the date of notice.  Such a notice and lease modification result in the following accounting adjustments for the recaptured property:

−

The portion of accrued rental revenues related to the straight-line method of reporting rental revenue that are subject to the lease modification are amortized over the remaining shortened life of the lease from the date of notice to the date of vacancy.  The portion of accrued rental revenues related to the straight-line method of reporting rental revenue that is attributable to the retained space is amortized over the remaining life of the lease.

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

Termination Rights.  The Original Master Lease provided, and the Holdco Master Lease provides the tenant with certain rights to terminate their lease.  Such terminations would generally result in the following accounting adjustments for the terminated property:

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

−	Termination fees required to be paid are recognized as follows:
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

Derivatives

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes.  In connection with the issuance of the Company’s Mortgage Loans and Future Funding Facility on July 7, 2015, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1,261 million and a strike rate of 3.5%.  The interest rate cap was measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the condensed consolidated balance sheets.  The Company elected not to utilize hedge accounting, and therefore, the change in fair value is included within change in fair value of interest rate cap on the condensed consolidated statements of operations.

During the year ended December 31, 2018, the Company terminated its interest rate cap concurrent with the repayment of the Mortgage Loans and the Future Funding Facility and as such there was no balance outstanding as of March 31, 2019 and December 31, 2018. For the three months ended March 31, 2018, the Company recorded a gain of $0.2 million.

Share-Based Compensation

The Company generally recognizes equity awards to employees as compensation expense and includes such expense within general and administrative expenses in the condensed consolidated statements of operations.  Compensation expense for equity awards is generally based on the fair value of the common shares at the date of the grant and is recognized (i) ratably over the vesting period for awards with time-based vesting and (ii) for awards with performance-based vesting, at the date the achievement of performance criteria is deemed probable, an amount equal to that which would have been recognized ratably from the date of the grant through the date the achievement of performance criteria is deemed probable, and then ratably from the date the achievement of performance criteria is deemed probable through the remainder of the vesting period.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of March 31, 2019, 51 of the Company's real estate properties were leased to Holdco and a material amount of the Company’s rental revenues for the quarter were derived from the Original Master Lease, prior to its rejection, and subsequently from the Holdco Master Lease.  Until the Company further diversifies the tenancy of its portfolio, an event that has a material adverse effect on Holdco’s business, financial condition or results of operations could have a material adverse effect on the Company’s business, financial condition or results of operations.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of March 31, 2019, the Company's portfolio of 198 Wholly Owned Properties and 27 JV Properties was diversified by location across 46 states and Puerto Rico.

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

In February 2016, the FASB issued an update (“ASU 2016-02”) establishing ASC Topic 842, Leases ("ASC 842"), as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Additional guidance and targeted improvements to the February 2016 ASU were made through the issuance of supplementary ASUs in July 2018, December 2018 and March 2019. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. However, ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less should be accounted for like earlier guidance under ASC 840 for operating leases. Lessees should recognize an expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.

Effective January 1, 2019, the Company adopted ASU 2016-02 electing the package of practical expedients without hindsight which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the adoption date.

The Company has a ground lease and several corporate office leases, which are classified as operating leases, for which the Company is required to record a right-of-use asset and a lease liability equal to the present value of the remaining minimum lease payments and will continue to recognize expense on a straight-line basis for these leases. On January 1, 2019, the Company recorded an aggregate of approximately $8.4 million of right-of-use assets and corresponding $8.4million of lease liabilities upon adoption of this standard.  Right-of-use assets and corresponding lease liabilities are included in the prepaid expenses, deferred expenses and other assets and accounts payable, accrued expenses and other liabilities line item respectively on the condensed consolidated balance sheets.

Additionally, the Company is no longer able to capitalize certain internal and external leasing costs. Because of this change, $1.3 million of such costs incurred in previous periods for leases which had not commenced at the beginning of current period were adjusted against opening equity upon adoption.

The Company also combined $11,005 of below-market lease assets pertaining to the ground lease where we are a lessee with the right of use asset recorded for the ground lease as required upon adoption of ASU 2016-02. The below-market lease asset was previously recorded within the lease intangibles on the condensed consolidated balance sheets.

In March 2018, the FASB finalized changes with respect to optional transition relief and approved a practical expedient for lessors that would permit lessors to make an accounting policy election to not separate non-lease components from the associated lease components, by class of underlying asset, if the following two criteria are met: (1) the timing and pattern of transfer of the lease and non-lease components are the same and (2) the lease component would be classified as an operating lease if accounted for separately. For leases where the Company is the lessor, the Company has elected the optional transition relief and has determined that it is not required to bifurcate and separately report non-lease components, such as common area maintenance revenue, for operating leases on the condensed consolidated statements of operations. As a result, leases where the Company is the lessor have been accounted for in a similar method to earlier guidance under ASC 840. The Company’s adoption of ASC 842 did not have a material impact on our condensed consolidated financial statements.

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $101.5 million and $11.9 million, respectively, as of March 31, 2019 and $123.7 million and $12.3 million, respectively, as of December 31, 2018.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

March 31, 2019
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$253,149	$(155,404)	$97,745
Above-market leases, net	7,126	(3,419)	3,707
Total	$260,275	$(158,823)	$101,452

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$16,652	$(4,705)	$11,947
Total	$16,652	$(4,705)	$11,947

December 31, 2018
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$266,897	$(158,235)	$108,662
Below-market ground leases, net	11,766	(710)	11,056
Above-market leases, net	8,338	(4,400)	3,938
Total	$287,001	$(163,345)	$123,656

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,720	$(7,439)	$12,281
Total	$19,720	$(7,439)	$12,281

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1  million and $0.2 million for the three months ended March 31, 2019, and March 31, 2018, respectively. Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2019	$288
2020	191
2021	123
2022	157
2023	207

Amortization of an acquired below-market ground lease resulted in additional property expense of $50 thousand for the three months ended March 31, 2019, and March 31, 2018. Future amortization of the below-market ground lease is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2019	$152
2020	203
2021	203
2022	203
2023	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $10.3 million and $18.0 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2019	$12,060
2020	14,494
2021	14,000
2022	13,727
2023	12,730

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

As of March 31, 2019, the Company had investments in eight unconsolidated joint ventures as follows:

		Seritage %	# of	Total
Unconsolidated Joint Venture	Joint Venture Partner	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	4	598,200
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	5	1,168,000
MS Portfolio LLC ("Macerich JV")	The Macerich Company	50.0%	9	1,572,000
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	5	872,200
Mark 302 JV LLC ("Mark 302 JV")	An investment fund managed by Invesco Real Estate	50.1%	1	96,400
SI UTC LLC ("UTC JV")	A separate account advised by Invesco Real Estate	50.0%	1	226,200
SF WH Joint Venture LLC ("West Hartford JV")	An affiliate of First Washington Realty	50.0%	1	163,600
GGCAL SRG HV LLC ("Cockeysville JV")	An affiliate of Greenberg Gibbons	50.0%	1	159,000
			27	4,855,600

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

Each reporting period the Company re-analyzes the primary inputs that determine the Final Mark 302 Contribution Value and Final Mark 302 Gain.   For the three months ended March 31, 2019 and the period from March 20, 2018 to March 31, 2018, there were no adjustments to the Initial Mark 302 Contribution Value or the Initial Mark 302 Gain resulting from such analysis.

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

The Company recorded the Initial West Hartford JV Gain based on the Initial West Hartford JV Contribution Value because it determined it to be the expected amount in the range of possible amounts. The Company made this determination based on its analysis of the primary inputs that determine both the Initial West Hartford JV Contribution Value and Initial West Hartford JV Contribution Value, which consist of property operating income, including the difference between actual real estate taxes and tenant recoveries for such real estate taxes, and total project costs. The gain on sale of real estate based on the Final West Hartford JV Contribution Value (the “Final West Hartford JV Gain”) will not be more than $5.8 million or less than $3.4 million.

Each reporting period the Company re-analyzes the primary inputs that determine the Initial West Hartford JV Contribution Value and Initial West Hartford JV Gain.  For the three months ended March 31, 2019, there were no adjustments to the Initial West Hartford JV Contribution Value or the Initial West Hartford JV Gain resulting from such analysis.

Cockeysville JV

On March 29, 2019, the Company contributed its property located in Cockeysville, MD to the Cockeysville JV and sold a 50.0% interest to an affiliate of the owner of the adjacent shopping center based on a contribution value of $12.5 million and pre-transaction development and other costs of approximately $6.2 million. As a result of the transaction, the Company received cash of approximately $9.3 million and recorded a gain of $3.8 million which is included in gain on sale of real estate within the condensed consolidated statements of operations for the three months ended March 31, 2019. The gain is comprised of $1.9 million attributable to the increase in fair value of the retained 50.0% interest due to application of the ASU 2017-05, while the remaining $1.9 million is the gain on sale of the remaining 50.0% interest.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets or other items.  There were no joint venture impairment charges for the three months ended March 31, 2019 or March 31, 2018.

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the West Hartford JV and the UTC JV. The Company is entitled to receive fees for providing management, leasing, and construction supervision services to these joint ventures. The Company earned $282 thousand and $0 from these services for the three months ended March 31, 2019 and March 31, 2018, respectively.

The following tables present combined condensed financial data for the Company’s unconsolidated joint ventures (in thousands):

	March 31, 2019	December 31, 2018
ASSETS
Investment in real estate
Land	$329,349	$321,853
Buildings and improvements	516,723	508,302
Accumulated depreciation	(76,439)	(72,239)
	769,633	757,916
Construction in progress	88,628	78,227
Net investment in real estate	858,261	836,143
Cash and cash equivalents	16,266	14,741
Tenant and other receivables, net	5,037	5,220
Other assets, net	39,733	38,285
Total assets	$919,297	$894,389
LIABILITIES AND MEMBERS INTERESTS
Liabilities
Mortgage loans payable, net	$13,805	$10,406
Accounts payable, accrued expenses and other liabilities	60,518	71,791
Total liabilities	74,323	82,197
Members Interest
Additional paid in capital	842,986	833,168
Retained earnings	1,988	(20,976)
Total members interest	844,974	812,192
Total liabilities and members interest	$919,297	$894,389

	Three Months Ended March 31,
	2019	2018
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$11,218	$11,227
Property operating expenses	(2,598)	(1,712)
Depreciation and amortization	(5,253)	(7,586)
Operating income	3,367	1,929
Other expenses	(922)	(7,094)
Net (loss) income	$2,445	$(5,165)
Equity in (loss) income of unconsolidated joint ventures	$1,222	$(2,582)

Note 5 – Leases

On February 28, 2019, the Company and certain affiliates of Holdco executed the Holdco Master Lease which became effective on March 12, 2019 when the Bankruptcy Court issued an order approving the rejection of the Original Master Lease.  The Company analyzed this transaction under applicable accounting guidance and determined that the termination of the Original Master Lease and entering into the Holdco Master Lease should be accounted for as a modification in accordance with ASC 842.

Lease Structure

The structure of the Holdco Master Lease is consistent with the structure of the Original Master Lease in all material respects, including (i) it is a unitary, non-divisible lease as to all properties, pursuant to which the tenant’s obligations as to each property are cross-defaulted with all obligations of the tenant with respect to all other properties; (ii) it is a triple net lease with respect to all space which is leased thereunder to the tenant, subject to proportional sharing by the tenant for repair and maintenance charges, real property taxes, insurance and other costs and expenses which are common to both the space leased by the tenant and other space occupied by other tenants in the same or other buildings, space which is recaptured pursuant to the Company’s recapture rights described below and all other space which is constructed on the properties; (iii) the tenant is required to make all expenditures reasonably necessary to maintain the premises in good appearance, repair and condition for as long as they are in occupancy; and (iv) the tenant is generally prohibited from subleasing any space demised under the lease.

Term and Renewals

Consistent with the terms of the Original Master Lease, the Holdco Master Lease will expire in July 2025, and contains three options for five-year renewals of the term and a final option for a four-year renewal, as was the case under the Original Master Lease.

Rental Revenue

The Holdco Master Lease provides for an initial base rent at the same rates which were in place at the time of the modification for accounting purposes. In each of the initial term and the first two renewal terms, consistent with the Original Master Lease, base rent under the Holdco Master Lease will be increased in August of each year by 2.0% per annum for each lease year over the rent for the immediately preceding lease year. For subsequent renewal terms, consistent with the Original Master Lease, rent will be set at the commencement of the renewal term for the Holdco Master Lease at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Holdco Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.  The base rent under the Holdco Master Lease will be subject to an adjustment in the form of a rent credit of up to approximately $12 million in each of the first and second years of the Holdco Master Lease.  The rent credit is allocated to specific properties based on the trailing twelve- month EBITDA of the particular property as of December 2018. If any such properties are recaptured by the Company or terminated by Holdco, the base rent credit attributable to such property will no longer be applicable.  The rent credit is applicable to base rent only and Holdco is responsible for repair and maintenance charges, real property taxes, insurance and other costs and expenses associated with its occupancy of the subject properties.

Revenues from the Holdco Master Lease and the Original Master Lease for the three months ended March 31, 2019 and March 31, 2018 are as follows (in thousands and excluding straight-line rental income of $0.5 million and $0.5 million, respectively.

	Three Months Ended March 31,
	2019	2018
Fixed lease revenue	$12,288	$22,531
Variable lease revenue	8,398	13,442
Total rental revenue	$20,686	$35,973

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of March 31, 2019 and December 31, 2018 are approximately as follows:

(in thousands)	March 31, 2019
Remainder of 2019	$76,637
2020	104,249
2021	106,925
2022	106,006
2023	101,240
2024	98,470
Thereafter	332,817
Total Lease Payments	$926,344

(in thousands)	December 31, 2018
2019	$120,132
2020	122,263
2021	125,963
2022	124,949
2023	120,672
Thereafter	412,789
Total Lease Payments	$1,026,768

The components of lease revenues for the three months ended March 31, 2019 were as follows:

(in thousands)	Three months ended March 31, 2019
Fixed lease revenues	$28,989
Variable lease revenues	11,129
Lease revenues	$40,118

Lessee Disclosures

We have one ground lease and corporate office leases which are classified as operating leases.  As of March 31, 2019, we recorded $8.6 million of ROU assets and lease liabilities. Our ROU assets were increased by $11 million of acquired below-market lease assets, net, reclassified from Lease intangible assets, net.

The Company recorded rent expense related to leased corporate office space of $285 thousand as of March 31, 2019 and $176 thousand as of March 31, 2018.  Such rent expense is classified within general and administrative expenses on the consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $11 thousand for the three months ended March 31, 2019 and $11 thousand for the three months ended March 31, 2018.  Such ground rent expense is classified within property operating expenses on the consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The following table sets forth information related to the measurement of our lease liabilities as of March 31, 2019:

(in thousands)	As of March 31, 2019
Weighted average remaining lease term (in years)	11.29
Weighted average discount rate	7.19%
Cash paid for operating leases	$501

Seritage Recapture Rights

The Holdco Master Lease, consistent with the Original Master Lease, provides the Company with the right to recapture up to approximately 50% of the space occupied by the tenant at all properties (other than five specified properties) and the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of parking areas and common areas.  Upon exercise of any of these partial recapture rights, consistent with the Original Master Lease, the Company will generally incur, as applicable, certain costs and expenses for the separation of the recaptured space from the remaining tenant space.

Additionally, in contrast to Original Master Lease, which permitted the Company to recapture 100% of certain properties upon payment of a specified recapture fee, the Holdco Master Lease provides the Company with the right, beginning in the second year of the term, to recapture 100% of the space occupied by the tenant at any of the properties included in the Holdco Master Lease (other than five specified properties) without paying a recapture fee.  This right to recapture 100% of any property is limited to 10 properties in each year of the Holdco Master Lease term, with carry-over rights if less than 10 properties are recaptured in any given lease year.  In the event of a 100% recapture of a property (or termination of a property by Holdco that is subject to a termination fee) and any subsequent redevelopment of such property for retail purposes, Holdco has certain rights of first offer to lease space at specified predefined rates depending on the condition the space is delivered.  If the Company does not provide Holdco with a right of first offer on at least one-third of any such properties that are recaptured 100% by the Company (or terminated by Holdco with payment of a termination fee) in a given lease year, then the Company’s 100% recaptures rights are subject to payment of a recapture fee until such time as the Company has complied with the foregoing ratio.

Upon the exercise of any of its recapture rights, the Company can reconfigure and rent the recaptured space to new, diversified tenants on potentially superior terms as determined by the Company and for its own account.

As shown in the table below, the Company had exercised certain recapture rights with respect to 70 properties under the Original Master Lease prior to its rejection on March 12, 2019.  As of March 31, 2019, the Company had not exercised any of its recapture rights under the Holdco Master Lease.

Property	Recapture Type	Notice Date(s)
Hialeah, FL (Westland)	Auto Center	September 2018
Cape Girardeau, MO	100% (1)	September 2018
Doral, FL	100% (1)	September 2018
Fairfax, VA	100% (1)	September 2018 / May 2016
Gillette, WY	100% (1)	September 2018
Happy Valley, OR	100% (1)	September 2018
Houston, TX (Memorial City)	100% (1)	September 2018
Santa Cruz, CA	100% (1)	September 2018 / December 2016
Vancouver, WA	100% (1)	September 2018
Fresno, CA	Partial	May 2018
Asheville, NC	100% (1)	March 2018
Chicago, IL (Six Corners)	100% (1)	March 2018
Clearwater, FL	100% (1)	March 2018
El Cajon, CA	100% (1)	March 2018
Fairfield, CA	100% (1)	March 2018 / December 2017
Oklahoma City, OK	Out parcel	March 2018
Plantation, FL	100% (1)	March 2018 / December 2017
Redmond, WA	100% (1)	March 2018 / September 2017
Reno, NV	100% (1)	March 2018
Tucson, AZ	100% (1)	March 2018
Anchorage, AK	100%	December 2017
Boca Raton, FL	100%	December 2017
Westminster, CA	100%	December 2017
Hicksville, NY	100%	December 2017
Orland Park, IL	100% (1)	December 2017
Florissant, MO	Out parcel	December 2017
Salem, NH	Out parcel	December 2017
Las Vegas, NV	Partial	December 2017
Yorktown Heights, NY	Partial	December 2017
Austin, TX (Tech Ridge)	100% (1)	December 2017 / September 2017
Ft. Wayne, IN	Out parcel	September 2017 / July 2016
North Little Rock, AR	Auto Center	September 2017
St. Clair Shores, MI	100%	September 2017
Canton, OH	Partial	June 2017
Dayton, OH	Auto center	June 2017
North Riverside, IL	Partial	June 2017
Roseville, CA	Auto center	June 2017
Temecula, CA	Partial	June 2017
Watchung, NJ	100%	June 2017
Anderson, SC	100% (1)	April 2017 / July 2016
Aventura, FL	100%	April 2017
Carson, CA	100% (1)	April 2017 / December 2016
Charleston, SC	100% (1)	April 2017 / October 2016
Hialeah, FL (freestanding)	100% (1)	April 2017
San Diego, CA (2)	100% (1)	April 2017
Valley View, TX	100%	April 2017
Cockeysville, MD (3)	Partial	March 2017
North Miami, FL	100%	March 2017
Olean, NY	Partial	March 2017
Guaynabo, PR	Partial	December 2016
Santa Monica, CA (4)	100%	December 2016
Saugus, MA	Partial	December 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
Rehoboth Beach, DE	Partial	October 2016
St. Petersburg, FL (Tyrone Square)	100%	October 2016
Warwick, RI	Auto center	October 2016
West Hartford, CT (5)	100%	October 2016
Madison, WI	Partial	July 2016
North Hollywood, CA	Partial	July 2016

Orlando, FL	100%	July 2016
West Jordan, UT	Partial + auto center	July 2016
Albany, NY	Auto center	May 2016
Bowie, MD	Auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Wayne, NJ (6)	Partial + auto center	May 2016
San Antonio, TX	Auto center	March 2016
Braintree, MA	100%	November 2015
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015

(1)	The Company converted partial recapture rights at this property to 100% recapture rights and exercised such rights.
(2)	In May 2018, the Company contributed this property to the UTC JV and retained a 50.0% interest in the joint venture.
(3)	In March 2019, the Company contributed this property to the Cockeysville JV and retained a 50.0% interest in the joint venture.
(4)	In March 2018, the Company contributed this asset to the Mark 302 JV and retained a 50.1% interest in the joint venture.
(5)	In May 2018, the Company contributed this property to the West Hartford JV and retained a 50.0% interest in the joint venture.
(6)	In July 2017, the Company contributed this asset to the GGP II JV and retained a 50.0% interest in the joint venture.

Tenant Termination Rights

Under the terms of the Holdco Master Lease, Holdco has the right, at any time, to terminate any property upon the payment of a termination fee equal to one year of base rent plus annual taxes and other operating expenses.  Additionally, unlike the Original Master Lease, beginning in the second year of the term of the Holdco Master Lease, the tenant has the right to terminate without payment of a termination fee: (i) up to 16 properties in the second year, (ii) up to 12 properties in the third year, (iii) up to 10 properties in the fourth year, and (iv) thereafter, the remaining properties, in each instance with carry over rights if less than the maximum permitted number of properties are terminated in any lease year.  As of March 31, 2019, Holdco had not exercised any of its termination rights under the Holdco Master Lease.

The table below includes the 87 properties at which Sears Holdings had exercised its termination rights under the Original Master Lease prior to its rejection on March 12, 2019:

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Antioch, CA	95,200	August 2018	December 2018
Columbus, MS	117,100	August 2018	December 2018
Dayton, OH	148,800	August 2018	December 2018	Q2 2017
Flagstaff, AZ	66,200	August 2018	December 2018
Ft. Wayne, IN	213,600	August 2018	December 2018	Q3 2016 / Q3 2017
Jackson, MI	144,200	August 2018	December 2018
Manchester, NH	135,100	August 2018	December 2018	Q4 2018
Salem, NH	119,000	August 2018	December 2018	Q4 2017
Savannah, GA	155,700	August 2018	December 2018
Scott Depot, WV	89,800	August 2018	December 2018	Sold
Steger, IL	87,400	August 2018	December 2018
Victor, NY	115,300	August 2018	December 2018
West Jordan, UT	117,300	August 2018	December 2018	Q3 2016 / Q3 2018
Chesapeake, VA	169,400	June 2018	November 2018
Clay, NY	138,000	June 2018	November 2018
Havre, MT	94,700	June 2018	November 2018	Sold
Newark, CA	145,800	June 2018	November 2018
Oklahoma City, OK	173,700	June 2018	November 2018	Q3 2017
Troy, MI	271,300	June 2018	November 2018	Q3 2016
Virginia Beach, VA	86,900	June 2018	November 2018	Q3 2015
Madison, WI	88,100	June 2018	October 2018	Q2 2016
Thousand Oaks, CA	50,300	June 2018	October 2018	Q3 2015
Cedar Rapids, IA	141,100	April 2018	August 2018
Citrus Heights, CA	280,700	April 2018	August 2018
Gainesville, FL	140,500	April 2018	August 2018	Q2 2018
Maplewood, MN	168,500	April 2018	August 2018
Pensacola, FL	212,300	April 2018	August 2018	Q2 2018
Rochester, NY	128,500	April 2018	August 2018
Roseville, CA	121,000	April 2018	August 2018	Q2 2017 / Q1 2018
San Antonio, TX	187,800	April 2018	August 2018	Q4 2015
Warrenton, VA	113,900	April 2018	August 2018	Q1 2018
Westwood, TX	215,000	June 2017	January 2018 (1)	Q3 2018
Friendswood, TX	166,000	June 2017	November 2017 (1)
Albany, NY	216,200	June 2017	October 2017	Q1 2016
Burnsville, MN	161,700	June 2017	October 2017
Chicago, IL (N Harlem)	293,700	June 2017	October 2017
Cockeysville, MD	83,900	June 2017	October 2017	Q1 2017
East Northport, NY	187,000	June 2017	October 2017	Q2 2017
Greendale, WI	238,400	June 2017	October 2017	Q4 2017
Hagerstown, MD	107,300	June 2017	October 2017	Q1 2016 / Sold
Johnson City, NY	155,100	June 2017	October 2017
Lafayette, LA	194,900	June 2017	October 2017
Mentor, OH	208,700	June 2017	October 2017
Middleburg Heights, OH	351,600	June 2017	October 2017
Olean, NY	75,100	June 2017	October 2017	Q1 2017
Overland Park, KS	215,000	June 2017	October 2017
Roseville, MI	277,000	June 2017	October 2017	Q3 2016
Sarasota, FL	204,500	June 2017	October 2017
Toledo, OH	209,900	June 2017	October 2017
Warwick, RI	169,200	June 2017	October 2017	Q3 2016 / Q3 2017
York, PA	82,000	June 2017	October 2017	Sold
Chapel Hill, OH	187,179	January 2017	April 2017
Concord, NC	137,499	January 2017	April 2017
Detroit Lakes, MN	79,102	January 2017	April 2017
El Paso, TX	103,657	January 2017	April 2017	Q2 2018
Elkins, WV	94,885	January 2017	April 2017	Sold
Henderson, NV	122,823	January 2017	April 2017	Q1 2017
Hopkinsville, KY	70,326	January 2017	April 2017	Q1 2018
Jefferson City, MO	92,016	January 2017	April 2017	Q2 2017
Kenton, OH	96,066	January 2017	April 2017

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Kissimmee, FL	112,505	January 2017	April 2017
Layton, UT	90,010	January 2017	April 2017	Q3 2018
Leavenworth, KS	76,853	January 2017	April 2017	Sold
Mt. Pleasant, PA	83,536	January 2017	April 2017	Q2 2018
Muskogee, OK	87,500	January 2017	April 2017	Sold
Owensboro, KY	68,334	January 2017	April 2017	Sold
Paducah, KY	108,244	January 2017	April 2017	Q3 2017
Platteville, WI	94,841	January 2017	April 2017	Sold
Riverside, CA (Iowa Ave.)	94,500	January 2017	April 2017
Sioux Falls, SD	72,511	January 2017	April 2017	Sold
Alpena, MI	118,200	September 2016	January 2017
Chicago, IL (S Kedzie)	118,800	September 2016	January 2017	Q3 2018
Cullman, AL	98,500	September 2016	January 2017	Q2 2017
Deming, NM	96,600	September 2016	January 2017
Elkhart, IN	86,500	September 2016	January 2017	Q4 2016
Harlingen, TX	91,700	September 2016	January 2017	Sold
Houma, LA	96,700	September 2016	January 2017	Sold
Kearney, NE	86,500	September 2016	January 2017	Q3 2016
Manistee, MI	87,800	September 2016	January 2017
Merrillville, IN	108,300	September 2016	January 2017	Q4 2016
New Iberia, LA	91,700	September 2016	January 2017	Q2 2017
Riverton, WY	94,800	September 2016	January 2017	Sold
Sault Sainte Marie, MI	92,700	September 2016	January 2017
Sierra Vista, AZ	86,100	September 2016	January 2017	Sold
Springfield, IL	84,200	September 2016	January 2017	Q3 2016
Thornton, CO	190,200	September 2016	January 2017	Q1 2017
Yakima, WA	97,300	September 2016	January 2017	Sold
Total square feet	11,728,387

(1)	The Company and Sears Holdings agreed to extend occupancy beyond October 2017 under the existing Original Master Lease terms.

As of March 31, 2019, the Company had commenced or completed redevelopment projects at 39 of the terminated properties and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears Holdings.

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

As of March 31, 2019, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to certain signed but not open leases) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million and (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to certain signed but not open leases) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million.

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, is required to be guaranteed by all existing and future subsidiaries of the Borrower.  The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Borrower and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a springing requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement.

The Term Loan Facility includes certain financial metrics to govern springing collateral and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion.  Any failure to satisfy any of these financial metrics will limit the Company’s ability to dispose of assets via sale or joint venture and will trigger the springing mortgage and collateral requirements but will not result in an event of default.  The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of March 31, 2019, the Company was not in compliance with certain of the financial metrics described above.  As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and Berkshire Hathaway has the right to request mortgages against the Company’s assets pursuant to the springing mortgage and collateral requirement.

The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of March 31, 2019, the unamortized balance of the Company’s debt issuance costs was $1.8 million.

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

On December 22, 2017, H.R. 1, known as the Tax Cuts and Jobs Act (the “TCJA”) was signed into law and included wide-scale changes to individual, pass-through and corporation tax laws, including those that impact the real estate industry, the ownership of real estate and real estate investments, and REITs. The Company has reviewed the provisions of the law that pertain to the Company and has determined that they have no material income tax effect for financial statement purposes.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 inputs.  The Company had no derivative instruments as of March 31, 2019 (an interest rate cap associated with the Mortgage Loans and Future Funding Facility was terminated subsequent to the repayment of the Mortgage Loans and Future Funding Facility on July 31, 2018). The Company utilized an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The Company had elected not to utilize hedge accounting, and therefore, the change in fair value was included in previous periods within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months ended March 31, 2019, the Company did not record any gain or loss compared to a gain of $0.2 million for the three months ended March 31, 2018.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and debt obligations.  The fair value of cash equivalents is classified as Level 1 and the fair value of debt obligations is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of March 31, 2019 and December 31, 2018, the estimated fair values of the Company’s debt obligations were $1.60 billion and $1.60 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

Note 9 – Commitments and Contingencies

In accordance with accounting standards regarding loss contingencies, the Company accrues an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and the Company discloses the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued or discloses the fact that such a range of loss cannot be estimated. The Company does not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote.

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York against, among others, Edward S. Lampert, ESL Investments, Inc. and certain of its affiliates and investors, Fairholme Capital Management, L.L.C., certain members of the Sears Holdings board of directors, and the Company, the Operating Partnership, and certain of our affiliates and subsidiaries (collectively, the “Seritage Defendants”). The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD). The Litigation alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings. The challenged transactions include the July 2015 transactions giving rise to Seritage, the execution of the master lease with Sears Holdings, and the acquisition of real estate from Sears Holdings. The Litigation alleges, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid. The Litigation seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015 and return of the proceeds of the transactions between Sears Holdings and Seritage, or, in the alternative, (ii) payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property.  The Litigation is at early stages, and the defendants there to have not yet filed a response to the complaint described above.  The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intend to defend against them vigorously.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company. As of March 31, 2019, and December 31, 2018, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert was Chairman of Sears Holdings and is the Chairman and Chief Executive Officer of ESL, which owns Holdco. Mr. Lampert beneficially owns approximately 74.1 % of Sears Holdings’ outstanding common stock (according to a Schedule 13D filed October 17, 2018). Mr. Lampert is also the Chairman of Seritage.

As of March 31, 2019, Mr. Lampert beneficially owned a 36.1% interest in the Operating Partnership and approximately 2.7% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

Subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, are parties to the Original Master Lease (see Note 5), and subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, are parties to the Holdco Master Lease.

Unconsolidated Joint Ventures

Certain unconsolidated joint ventures have engaged the Company to provide management, leasing and development services at the properties owned by the unconsolidated joint ventures.  Fees for the services performed are reported at 100% of the revenue earned from such joint ventures in management and other fee income on the condensed consolidated statements of operations.  The Company’s share of the expenses incurred by the unconsolidated joint ventures is reported in equity in income (loss) of unconsolidated joint ventures on the condensed consolidated statements of operations and in other expenses in the combined condensed financial data in Note 4.

In addition, as of March 31, 2019, the Company had incurred $2.9 million of development expenditures at properties owned by certain unconsolidated joint ventures for which the Company will be repaid by the respective unconsolidated joint ventures.  These amounts are included in tenant and other receivables, net on the Company’s condensed consolidated balance sheets.  As of December 31, 2018, the Company had incurred $2.1 million of these development expenditures.

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

As of March 31, 2019, the Company held a 63.9% interest in the Operating Partnership and ESL held a 36.1% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

During the three months ended March 31, 2019, 45,549 Class A common shares vested, net of 23,362 shares withheld for employee income taxes.

As of March 31, 2019, 35,689,708 Class A common shares were issued and outstanding.

Class B Non-Economic Common Shares

During the three months ended March 31, 2019, there was no Class B non-economic common shares activity.

As of March 31, 2019, 1,322,365 Class B non-economic common shares were issued and outstanding.  The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class C Non-Voting Common Shares

As of March 31, 2019, there were no Class C non-voting common shares issued or outstanding.

Series A Preferred Shares

In December 2017, the Company issued 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share.  The Company received net proceeds from the offering of approximately $66.7 million, after deducting payment of the underwriting discount and offering expenses, which it used to fund its redevelopment pipeline and for general corporate purposes.

The Company may not redeem the Series A Preferred Shares before December 14, 2022 except to preserve its status as a REIT or upon the occurrence of a Change of Control, as defined in the Trust Agreement addendum designating the Series A Preferred Shares.  On and after December 14, 2022, the Company may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, the Company may redeem any or all of the Series A Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company redeems or otherwise repurchases them or they are converted.

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2019 and 2018, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2019
February 25	March 29	April 11	$0.25
2018
October 23	December 31	January 10, 2019	$0.25
July 24	September 28	October 11	0.25
April 24	June 29	July 12	0.25
February 20	March 30	April 12	0.25

The Company’s Board of Trustees declared the following preferred stock dividends during 2019 and 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2019
April 30	June 28	July 15	$0.43750
February 25	March 29	April 15	0.43750
2018
October 23	December 31	January 14, 2019	$0.43750
July 24	September 28	October 15	0.43750
April 24	June 29	July 16	0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

The Company has announced that the Board of Trustees does not currently expect to declare additional dividends on the Company’s Class A and Class C common shares for the remainder of 2019, based on its assessment of the Company’s investment opportunities and its expectations of taxable income for the year. The Board of Trustees will reevaluate this position at the end of 2019, if necessary, to ensure that the Company meets its distribution requirements as a REIT. The Company has also announced that the Board of Trustees expects that cash dividends for the Company’s preferred shares will continue to be paid each quarter.

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended March 31,
	2019	2018
Numerator
Net loss (income)	$(10,894)	16,201
Net income (loss) attributable to non-controlling interests	3,927	(5,873)
Preferred dividends	(1,225)	(1,228)
Net income (loss) attributable to common shareholders	$(8,192)	$9,100
Earnings allocated to unvested participating securities	—	(22)
Net income (loss) available to common shareholders - Basic and diluted	$(8,192)	$9,078

Denominator
Weighted average Class A common shares outstanding	35,671	33,673
Weighted average Class C common shares outstanding	—	1,741
Weighted average Class A and Class C common shares outstanding - Basic	35,671	35,414
Restricted shares and share units	—	87
Weighted average Class A and Class C common shares outstanding - Diluted	35,671	35,501

Net income (loss) per share attributable to Class A and Class C common shareholders - Basic	$(0.23)	$0.26
Net income (loss) per share attributable to Class A and Class C common shareholders - Diluted	$(0.23)	$0.26

No adjustments were made to the numerator for the three months ended March 31, 2019 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended March 31, 2019 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of March 31, 2019, and December 31, 2018, there were 350,240 and 403,129 shares, respectively, of non-vested restricted shares and share units outstanding.

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

The following table summarizes restricted share activity for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	403,129	$41.57
Restricted shares vested	(52,390)	42.25
Restricted shares forfeited	(499)	36.17
Unvested restricted shares at end of period	350,240	41.48

The Company recognized $1.5 million and $0.9 million in compensation expense related to the restricted shares for the three months ended March 31, 2019 and March 31, 2018, respectively. Such expenses are included in general and administrative expenses on the Company's condensed consolidated statements of operations.

As of March 31, 2019, there were approximately $6.6 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 1.6 years. As of March 31, 2018, there were approximately $6.8 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 2.0 years.

Note 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Accounts payable and accrued expenses	$24,013	$28,065
Accrued development expenditures	17,438	26,180
Dividends and distributions payable	15,668	15,758
Below-market leases	11,947	12,281
Accrued real estate taxes	10,760	14,108
Environmental reserve	9,477	9,477
Lease Liability	8,368	—
Unearned tenant reimbursements	7,530	10,975
Prepaid rental income	6,773	4,021
Accrued interest	4,978	4,978
Deferred maintenance	1,722	1,722
Total accounts payable, accrued expenses and other liabilities	$118,674	$127,565

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “will,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of March 31, 2019, the Company’s portfolio consisted of interests in 225 properties totaling approximately 35.6 million square feet of gross leasable area, including 198 wholly owned properties totaling approximately 30.8 million square feet of GLA across 46 states and Puerto Rico, and interests in 27 joint venture properties totaling approximately 4.8 million square feet of GLA across 13 states.

We have historically generated revenues primarily by leasing our properties to tenants, including both Sears and diversified, non-Sears tenants, who operate retail stores (and potentially other uses) in the leased premises.

Our primary objective is to create value for our shareholders through the re-leasing and redevelopment of the majority of our Wholly Owned Properties and JV Properties.  In doing so, we expect to meaningfully grow NOI and diversify our tenant base while transforming our portfolio from one with a single-tenant orientation to one comprised predominately of first-class, multi-tenant shopping centers and larger-scale, mixed-use properties.  In order to achieve our objective, we intend to execute the following strategies:

•	Convert single-tenant buildings into multi-tenant properties at meaningfully higher rents
•	Maximize value of vast land holdings through retail and mixed-use densification;
•	Leverage existing and future joint venture relationships with leading landlords and financial partners; and
•	Maintain a flexible capital structure to support value creation activities.

As of March 31, 2019, the Company leased space at 51 Wholly Owned Properties to Holdco pursuant to the Holdco Master Lease and space at 19 JV Properties continued to be leased to Sears Holdings pursuant to the Original JV Master Leases.

The Holdco Master Lease and Original JV Master Leases contain provisions that help facilitate the redevelopment of our properties and the diversification of our tenant base. The Holdco Master Lease provides us with the right to recapture all or some of the space occupied by Holdco at each of the Wholly Owned Properties included in the lease (subject to certain exceptions and limitations).  In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, and all outparcels or outlots and certain portions of parking areas and common areas.  Upon exercise of this recapture right, we generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears space, if any, and can reconfigure and rent the recaptured space to diversified, non-Sears tenants at potentially superior terms.

As of March 31, 2019, under the Original Master Lease, we had recaptured space at 70 properties, including 17 properties at which we had recaptured portions of the occupied space, 40 properties at which we had recaptured 100% of the occupied space, and 13 properties at which we had recaptured only automotive care centers or outparcels.

With respect to the JV Properties, the Original JV Master Leases provide for similar recapture rights as the Original Master Lease governing the Company’s Wholly Owned Properties.

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On February 11, 2019, Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., completed the acquisition of an approximately 425-store retail footprint and other assets and component businesses of Sears Holdings on a going-concern basis (“Holdco Acquisition”).  In connection with the Holdco Acquisition, Holdco acquired certain designation rights with respect to certain executory contracts and leases of Sears Holdings, including the Original Master Lease.  On February 28, 2019, the Company and certain affiliates of Holdco executed a master lease with respect to 51 Acquired Properties.   The Holdco Master Lease became effective on March 12, 2019 when the Bankruptcy Court issued an order approving the rejection of the Original Master Lease.  The Company has analyzed this transaction and determined that the termination of the Original Master Lease and entering into the Holdco Master Lease should be accounted for as a modification under ASC 842.

As of March 31, 2019, a substantial majority of the space at the JV Properties was leased to Sears Holdings under the Original JV Master Leases. As of March 31, 2019, none of the Original JV Master Leases where Sears Holdings is the principal tenant have been assumed or rejected. There can be no assurance that any such leases will not be assumed or rejected, or that Sears Holdings will continue to perform its obligations under the existing JV Master Leases to which it is a party.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc, which owns Holdco.  Mr. Lampert is also the Chairman of Seritage and the Chairman of the Board of each of the tenant entities that is a party to the Holdco Master Lease.

Joint Ventures and Asset Sales

During the three months ended March 31, 2019, the Company contributed its property in Cockeysville, MD into a new joint venture at an aggregate valuation of $18.7 million. During the year ended December 31, 2018, the Company contributed its assets in Santa Monica (CA), La Jolla (CA) and West Hartford (CT) into three new joint ventures with institutional capital partners representing an aggregate transaction value of $362 million.

During the three months ended March 31, 2019, the Company also sold seven properties totaling approximately 639,000 square feet across multiple transactions representing an aggregate transaction value of $29.5 million, or $46 PSF. These properties were generally located in smaller markets and six of the properties were vacant at the time of sale.  During the year ended December 31, 2018, the Company also sold 21 properties totaling 2.1 million square feet across multiple transactions representing an aggregate transaction value of $114.3 million. These properties were generally located in smaller markets and 11 of the properties had been vacated by Sears Holdings prior to the time of sale.

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

Rental Income

For the three months ended March 31, 2019, the Company recognized total rental income of $43.6 million as compared to $53.8 million for the three months ended March 31, 2018.  The $10.2 million decrease was driven primarily by (i) reduced rental income under the Original Master Lease and Holdco Master Lease of $10.2 million, (ii) reduced reimbursements of $5.2 million, and (iii) lower termination fee income of $0.2 million, offset by (i) increased third-party rental income of $5.4 million and increased straight-line rent of $0.8 million.

Rental income attributable to Sears Holdings and Holdco was $20.7 million (excluding straight-line rental income of less than $0.5 million), or 47.5% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to Sears Holding was $35.8 million, or approximately 66.5% of total rental income earned in the period.

Rental income attributable to diversified, non-Sears tenants was $20.5 million (excluding straight-line rental income of $2.7 million), or 47.0% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to diversified, non-Sears tenants was $15.1 million, or approximately 28.1% of total rental income earned in the period.

Straight-line rent was $3.4 million as compared to $2.5 million for the prior year period. The prior year period amount of straight-line rental income was lower primarily due to the amortization of accrued rental revenues related to the straight-line method of reporting that were deemed uncollectable as result of recapture and termination activity under the Original Master Lease.

On an annualized basis, and taking into account all signed leases, including those which have not yet commenced rental payments, rental income attributable to diversified, non-Sears tenants would have represented approximately 88.1% of total annual base rental income as of March 31, 2019.

The increase in rental income attributable to diversified, non-Sears tenants, and the reduction in rental income attributable directly to Sears, are driven by the Company’s leasing and redevelopment activity, including signing leases with new, diversified, non-Sears tenants and recapturing space from Sears.

Property Operating Expenses

The Company incurs certain property operating and real estate tax expenses.  For the three months ended March 31, 2019, the Company incurred property operating and real estate tax expenses totaling $20.4 million. For the three months ended March 31, 2018, the Company incurred property operating and real estate tax expenses totaling $18.6 million. The primary reason for the $1.8 million increase in property operating and real estate taxes was primarily due to the Company incurring utility, CAM, and real estate taxes expenses at certain properties vacated by Sears Holdings and for which Sears Holdings paid such expenses directly during the prior year period.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets.

For the three months ended March 31, 2019, the Company incurred depreciation and amortization expenses of $26.2 million as compared to depreciation and amortization expenses of $34.7 million in the prior year period.  The decrease of $8.5 million was due primarily to (i) approximately $8.3 million of lower scheduled amortization resulting from an increase in fully-amortized lease intangibles, (ii) a reduction of $1.0 million of accelerated depreciation attributable to certain buildings that were demolished for redevelopment in 2018, and (iii) a reduction of $0.8 million in accelerated amortization attributable to certain lease intangible assets.

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

For the three months ended March 31, 2019, the Company incurred general and administrative expenses of $9.8 million, including share-based compensation of $1.5 million, compared to general and administrative expenses of $7.8 million, including share-based compensation of $0.9 million, for the prior year period.  The $0.6 million increase in share-based compensation was driven primarily by the out performance of targets related to equity awards with performance-based vesting.  The Company also incurred $0.9 million of legal and advisory expenses attributable to the Sears Holdings’ bankruptcy filing.

Gain on Sale of Real Estate

During the first quarter of 2019, the Company sold seven properties for aggregate consideration of $29.5 million and recorded gains totaling $17.7 million which is included in gain on the sale of real estate within the condensed consolidated statement of operations.

In March 2019, the Company contributed its property located in Cockeysville, MD to the Cockeysville JV and sold a 50.0% interest to a joint venture based on a contribution value of $12.5 million and pre-transaction development and other costs of approximately $6.2 million. As a result of the transaction, the Company received cash of approximately $9.3 million and recorded a gain of $3.8 million which is included in gain on sale of real estate within the condensed consolidated statements of operations for the three months ended March 31, 2019.

In March 2018, the Company also sold four former Kmart stores for $13.5 million and recorded a gain of $2.1 million which is included in gain on the sale of real estate within the condensed consolidated statements of operations.  The Company also contributed property located in Santa Monica, CA to the Mark 302 JV for a gross contribution value of $90.0 million and a gain of $38.8 million.

Interest Expense

For the three months ended March 31, 2019, the Company incurred $23.5 million of interest expense (net of amounts capitalized) as compared to interest expense of $16.4 million for the prior year period.  The increase in interest expense is driven by higher average borrowings and interest rates under the Term Loan Facility.

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent.  Our primary uses of cash include payment of operating expenses, debt service, and reinvestment in and redevelopment of properties.  We believe that we currently have sufficient liquidity to fund such uses in the form of, as of March 31, 2019, (i) $442.6 million of unrestricted cash, and (ii) our $400 million Incremental Funding Facility (subject to compliance with specified ratios and as defined below).  We may also raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as through asset sales or joint ventures.

Summary of Cash Flows

Net cash used in operating activities was $16.8 million for the three months ended March 31, 2019 compared to net cash provided by operating activities of $7.7 million for the three months ended March 31, 2018.  Significant changes in the components of net cash used and provided by operating activities include:

•

In 2019, a decrease in operating cash inflows due to net reductions in rental income under the Original Master Lease and the Holdco Master Lease and an increase in unleased properties, partly offset by additional third-party rental income.

Net cash used by investing activities was $56.6 million for the three months ended March 31, 2019 compared to $25.0 million for the three months ended March 31, 2018.  Significant components of net cash used in investing activities include:

•

In 2019, investments in unconsolidated joint ventures of ($9.1) million, and development of real estate and property improvements of ($85.4) million, partly offset by $37.6 million of net proceeds from the sale of real estate.

•	In 2018, development of real estate and property improvements of ($86.0) million, partly offset by $60.4 million of net proceeds from the sale of real estate.

Net cash used by financing activities was $16.9 million for the three months ended March 31, 2018 compared to $87.3 million for the three months ended March 31, 2018. Significant components of net cash used in financings activities include:

•	In 2019, cash distributions to common stockholders and holders of Operating Partnership units, ($14.0) million;
•	In 2019, cash payments of preferred dividends, ($1.2) million;
•	In 2018, repayment of mortgage loan payables, ($73.0) million;
•	In 2018, cash distributions to common stockholders and holders of Operating Partnership units, ($13.9) million;

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2019 and 2018, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2019
February 25	March 29	April 11	$0.25
2018
October 23	December 31	January 10, 2019	$0.25
July 24	September 28	October 11	0.25
April 24	June 29	July 12	0.25
February 20	March 30	April 12	0.25

The timing, amount, and composition of all dividends and distributions will be made by the Company at the discretion of its Board of Trustees.  Such dividends and distributions will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable law, and other factors as the Board of Trustees of Seritage deems relevant. The Company’s Board of Trustees does not currently expect to declare additional dividends on the Company’s Class A and Class C common shares for the remainder of 2019, based on its assessment of the Company’s investment opportunities and its expectations of taxable income for the year.  The Board of Trustees will reevaluate this position at the end of 2019, if necessary, to ensure that the Company meets its distribution requirements as a REIT.

The Company’s Board of Trustees declared the following preferred stock dividends during 2019 and 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2019
April 30	June 28	July 15	$0.43750
February 25	March 29	April 15	0.43750
2018
October 23	December 31	January 14, 2019	$0.43750
July 24	September 28	October 15	0.43750
April 24	June 29	July 16	0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of March 31, 2019, and December 31, 2018, we did not have any off-balance sheet financing arrangements.

Capital Expenditures

We do not currently anticipate incurring material expenses related to maintenance capital expenditures, tenant improvement costs or leasing commissions, outside of those associated with retenanting and redevelopment projects as described below.

During the three months ended March 31, 2019, we incurred maintenance capital expenditures of approximately $0.1 million that were not associated with retenanting and redevelopment projects.

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

During the Sears Holdings bankruptcy proceedings, the Official Committee of Unsecured Creditors of Sears Holdings (the “UCC”) and others, including the Restructuring Subcommittee of the Board of Directors of Sears Holdings, alleged that the 2015 Transactions between us and Sears Holdings constituted a fraudulent conveyance, and indicated an intent to pursue litigation challenging the 2015 Transactions on that and other grounds.  The approval of the Holdco Acquisition by the Bankruptcy Court expressly preserved claims relating to the 2015 Transactions between us and Sears Holdings.

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings Corporation, Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York against, among others, Edward S. Lampert, ESL Investments, Inc. and certain of its affiliates and investors, Fairholme Capital Management, L.L.C., certain members of the Sears Holdings board of directors, the Company, the Operating Partnership, and certain of our affiliates and subsidiaries (collectively, the “Seritage Defendants”). The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD).

The Litigation alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings. The challenged transactions include the July 2015 transactions giving rise to Seritage, the execution of the master lease with Sears Holdings, and the acquisition of real estate from Sears Holdings. The Litigation alleges, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid. The Litigation seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015, return of the proceeds of the transactions between Sears Holdings and Seritage, or (ii) in the alternative, payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property. The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intend to defend against them vigorously.

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, the final outcome of such ordinary course legal proceedings and claims will not have a material effect on the consolidated financial position, results of operations or liquidity of the Company.

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied by Sears Holdings into multi-tenant properties occupied by a diversity of retailers and related concepts.  The table below provides a brief description of each of the 84 new redevelopment projects originated on the Seritage platform as of March 31, 2019.  These projects represent an estimated total investment of $1.5 billion ($1.4 billion at share), of which approximately $890 million ($835 million at share) remains to be spent.

Total Project Costs under $10 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and Escape Room	29,100	Complete
Merrillville, IN	Termination property; redevelop existing store for At Home and small shop retail	132,000	Complete
Elkhart, IN	Termination property; existing store has been released to Big R Stores	86,500	Complete
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	8,200	Complete
Troy, MI	Partial recapture; redevelop existing store for At Home	100,000	Complete
Rehoboth Beach, DE	Partial recapture; redevelop existing store for andThat! and PetSmart	56,700	Complete
Henderson, NV	Termination property; redevelop existing store for At Home, Seafood City, Blink Fitness and additional retail	144,400	Complete
Cullman, AL	Termination property; redevelop existing store for Bargain Hunt, Tractor Supply and Planet Fitness	99,000	Complete
Jefferson City, MO	Termination property; redevelop existing store for Orscheln Farm and Home	96,000	Complete
Guaynabo, PR	Partial recapture; redevelop existing store for Planet Fitness, Capri and additional retail and restaurants	56,100	Complete
Westwood, TX	Termination property; site has been leased to Sonic Automotive and will be repurposed as an auto dealership	213,600	Complete
Florissant, MO	Site densification; new outparcel for Chick-fil-A	5,000	Complete
Albany, NY	Recapture and repurpose auto center space for BJ's Brewhouse, Ethan Allen and additional small shop retail	28,000	Substantially Complete
Kearney, NE	Termination property; redevelop existing store for Marshall's, PetSmart, Ross Dress for Less and Five Below	92,500	Substantially Complete
Dayton, OH	Recapture and repurpose auto center space for Outback Steakhouse and additional restaurants	14,100	Substantially Complete
St. Clair Shores, MI	100% recapture; demolish existing store and develop site for new Kroger grocery store	107,200	Delivered to Tenant(s)
New Iberia, LA	Termination property; redevelop existing store for Ross Dress for Less, Rouses Supermarkets, Hobby Lobby and small shop retail	93,100	Delivered to Tenant(s)
Hopkinsville, KY	Termination property; redevelop existing store for Bargain Hunt, Farmer's Furniture, Harbor Freight Tools and small shop retail	87,900	Delivered to Tenant(s)
Mt. Pleasant, PA	Termination property; redevelop existing store for Aldi, Big Lots and additional retail	86,300	Delivered to Tenant(s)
Gainesville, FL	Termination property; repurpose existing store as office space for Florida Clinical Practice Association / University of Florida College of Medicine	139,100	Delivered to Tenant(s)
Layton, UT	Termination property; a portion of the space has been leased to Extra Space Storage and will be repurposed as self storage; existing tenants include Vasa Fitness and small shop retail	172,100	Delivered to Tenant(s)
North Little Rock, AR	Recapture and repurpose auto center space for LongHorn Steakhouse and additional small shop retail	17,300	Underway	Q2 2019
Houston, TX	100% recapture; entered into ground lease with adjacent mall with potential to participate in future redevelopment	214,400	Underway	Q2 2019
Oklahoma City, OK	Site densification; new fitness center for Vasa Fitness	59,500	Underway	Q3 2019
Ft. Wayne, IN	Site densification (project expansion); new outparcels for BJ's Brewhouse, Chick-fil-A and Portillo's	20,100	Underway	Q4 2019
Hagerstown, MD	Recapture and repurpose auto center space for BJ's Brewhouse, Verizon and additional retail	15,400	Sold
Hampton, VA	Site densification; new outparcel for Chick-fil-A	2,200	Sold

Total Project Costs $10 - $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Braintree, MA	100% recapture; redevelop existing store for Nordstrom Rack, Saks OFF 5th and 5.11 Tactical to join existing tenant, Ulta Beauty	90,000	Complete
Honolulu, HI	100% recapture; redevelop existing store for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	Complete
Anderson, SC	100% recapture (project expansion); redevelop existing store for Burlington Stores, Gold's Gym, Sportsman's Warehouse, additional retail and restaurants	111,300	Complete
Madison, WI	Partial recapture; redevelop existing store for Dave & Busters, Total Wine & More, additional retail and restaurants	75,300	Substantially Complete
Orlando, FL	100% recapture; demolish and construct new buildings for Floor & Decor, Orchard Supply Hardware, LongHorn Steakhouse, Mission BBQ, Olive Garden and additional small shop retail and restaurants	139,200	Substantially Complete
Paducah, KY	Termination property; redevelop existing store for Burlington Stores, Ross Dress for Less and additional retail	102,300	Substantially Complete
Springfield, IL	Termination property; redevelop existing store for Burlington Stores, Binny's Beverage Depot, Marshall's, Orangetheory Fitness, Outback Steakhouse, Core Life Eatery and additional small shop retail	133,400	Substantially Complete
Thornton, CO	Termination property; redevelop existing store for Vasa Fitness and additional junior anchors	191,600	Substantially Complete
Cockeysville, MD	Partial recapture; redevelop existing store for HomeGoods, Michael's Stores, additional junior anchors and restaurants (note: contributed to Cockeysville JV in Q1 2019)	83,500	Substantially Complete
Warwick, RI	Termination property (project expansion); redevelop existing store and detached auto center for At Home, BJ's Brewhouse, Raymour & Flanigan, additional retail and restaurants	190,700	Substantially Complete
Salem, NH	Densify site with new theatre for Cinemark and recapture and repurpose auto center for restaurant space to join existing tenant Dick's Sporting Goods	71,200	Delivered to Tenant(s)
Fairfax, VA	Partial recapture; redevelop existing store and attached auto center for Dave & Busters, Lazy Dog Restaurant & Bar, additional junior anchors and restaurants	110,300	Delivered to Tenant(s)
Temecula, CA	Partial recapture; redevelop existing store and detached auto center for Round One, small shop retail and restaurants	65,100	Delivered to Tenant(s)
Hialeah, FL	100% recapture; redevelop existing store for Bed, Bath & Beyond, Ross Dress for Less and dd's Discounts to join existing tenant, Aldi	88,400	Delivered to Tenant(s)
North Hollywood, CA	Partial recapture; redevelop existing store for Burlington Stores and Ross Dress for Less	79,800	Delivered to Tenant(s)
North Miami, FL	100% recapture; redevelop existing store for Burlington Stores, Michael's and Ross Dress for Less	124,300	Underway	Q2 2019
Canton, OH	Partial recapture; redevelop existing store for Dave & Busters and restaurants	83,900	Underway	Q2 2019
North Riverside, IL	Partial recapture; redevelop existing store and detached auto center for Blink Fitness, Round One, additional junior anchors, small shop retail and restaurants	103,900	Underway	Q2 2019
Olean, NY	Termination property (project expansion); redevelop existing store for Marshall's, Ollie's Bargain Basement and additional retail	125,700	Underway	Q2 2019
West Jordan, UT	Termination property (project expansion); redevelop existing store and attached auto center for At Home, Burlington Stores and additional retail	190,300	Underway	Q2 2019
Las Vegas, NV	Partial recapture; redevelop existing store for Round One and additional retail	78,800	Underway	Q3 2019
Roseville, MI	Termination property (project expansion); redevelop existing store for At Home, Hobby Lobby, Chick-fil-A and additional retail	369,800	Underway	Q3 2019
Warrenton, VA	Termination property; redevelop existing store for HomeGoods and retail uses	97,300	Underway	Q3 2019
Yorktown Heights, NY	Partial recapture; redevelop existing store for 24 Hour Fitness and retail uses	85,200	Underway	Q4 2019
Charleston, SC	100% recapture (project expansion); redevelop existing store and detached auto center for Burlington Stores and additional retail	126,700	Underway	Q4 2019
Chicago, IL (Kedzie)	Termination property; redevelop existing store for Ross Dress for Less, dd's Discounts, Five Below, Blink Fitness and additional retail	123,300	Underway	Q4 2019

El Paso, TX	Termination property; redevelop existing store for Ross Dress for Less, dd's Discounts and additional retail	114,700	Underway	Q4 2019
Pensacola, FL	Termination property; redevelop existing store for BJ's Wholesale, additional retail and restaurants	134,700	Underway	Q1 2020
Fresno, CA	Partial recapture, redevelop existing store and detached auto center for Ross Dress for Less, dd's Discounts and additional retail	78,300	Q2 2019	Q1 2020
Vancouver, WA	Partial recapture; redevelop existing store for Round One, Hobby Lobby and additional retail and restaurants	72,400	Q2 2019	Q2 2020
Manchester, NH	Termination property; redevelop existing store for Dick's Sporting Goods, Dave & Busters, additional retail and restaurants	117,700	Q3 2019	Q3 2020
Merced, CA	Termination property; redevelop existing store for Burlington Stores and additional retail	92,600	Q3 2019	Q1 2021
Santa Cruz, CA	Partial recapture; redevelop existing store for TJ Maxx, HomeGoods and additional junior anchors	62,200	Sold
Saugus, MA	Partial recapture; redevelop existing store and detached auto center (note: temporarily postponed while the Company identifies a new lead tenant)	99,000	To be determined

Total Project Costs over $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Memphis, TN	100% recapture; demolish and construct new buildings for LA Fitness, Nordstrom Rack, Ulta Beauty, Hopdoddy Burger Bar and additional junior anchors, restaurants and small shop retail	135,200	Complete
St. Petersburg, FL	100% recapture; demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart, Five Below, Chili's Grill & Bar, Pollo Tropical, LongHorn Steakhouse, Verizon and additional small shop retail and restaurants	142,400	Complete
West Hartford, CT	100% recapture; redevelop existing store and detached auto center for buybuyBaby, Cost Plus World Market, REI, Saks OFF Fifth, other junior anchors, Shake Shack and additional small shop retail (note: contributed to West Hartford JV in Q2 2018)	147,600	Substantially Complete
Wayne, NJ	Partial recapture (project expansion); redevelop existing store and detached auto center for Cinemark, Dave & Busters and additional junior anchors and restaurants (note: contributed to GGP II JV in Q3 2017)	156,700	Delivered to Tenant(s)
Carson, CA	100% recapture (project expansion); redevelop existing store for Burlington Stores, Ross Dress for Less, Gold's Gym and additional retail	163,800	Delivered to Tenant(s)
Greendale, WI	Termination property; redevelop existing store and attached auto center for Dick's Sporting Goods, Golf Galaxy, Round One, TJ Maxx, additional retail and restaurants	223,800	Delivered to Tenant(s)
Watchung, NJ	100% recapture; demolish full-line store and detached auto center and construct new buildings for Cinemark, HomeSense, Sierra Trading Post, Ulta Beauty, Chick-fil-A, small shop retail and additional restaurants	126,700	Underway	Q2 2019
Austin, TX	100% recapture (project expansion); redevelop existing store for AMC Theatres, additional junior anchors and restaurants	177,400	Underway	Q3 2019
El Cajon, CA	100% recapture; redevelop existing store and auto center for Ashley Furniture, Bob's Discount Furniture, Burlington Stores and additional retail and restaurants; a portion of the space has been leased to Extra Space Storage and will be repurposed as self storage	242,700	Underway	Q3 2019
Anchorage, AK	100% recapture; redevelop existing store for Guitar Center, Safeway, Planet Fitness and additional retail to join current tenant, Nordstrom Rack	142,500	Underway	Q4 2019
Aventura, FL	100% recapture; demolish existing store and construct new, multi-level open air retail destination featuring a leading collection of experiential shopping, dining and entertainment concepts alongside a treelined esplanade and activated plazas	216,600	Underway	Q4 2019
East Northport, NY	Termination property; redevelop existing store and attached auto center for AMC Theatres, 24 Hour Fitness, additional junior anchors and small shop retail	179,700	Underway	Q4 2019
Reno, NV	100% recapture; redevelop existing store and auto center for Round One and additional retail	169,800	Underway	Q4 2019
San Diego, CA	100% recapture; redevelop existing store into two highly-visible, multi-level buildings with exterior facing retail space leased to Equinox Fitness and a premier mix of experiential shopping, dining, and entertainment concepts (note: contributed to UTC JV in Q2 2018)	206,000	Underway	Q4 2019
Santa Monica, CA	100% recapture; redevelop existing building into premier, mixed-use asset featuring unique, small-shop retail and creative office space (note: contributed to Mark 302 JV in Q1 2018)	96,500	Underway	Q4 2019
Tucson, AZ	100% recapture; redevelop existing store and auto center for Round One and additional retail	224,300	Underway	Q4 2019
Fairfield, CA	100% recapture (project expansion); redevelop existing store and auto center for Dave & Busters, AAA Auto Repair Center and additional retail	146,500	Underway	Q1 2020
Plantation, FL	100% recapture (project expansion); redevelop existing store and auto center for GameTime, Powerhouse Gym, Lazy Dog Restaurant & Bar, additional retail and restaurants	184,400	Underway	Q1 2020
Roseville, CA	Termination property (project expansion): redevelop existing store and auto center for Cinemark, Round One, AAA Auto Repair Center, additional retail and restaurants	147,400	Underway	Q2 2020
San Antonio, TX	Termination property (project expansion); redevelop existing store for Bed Bath & Beyond, buybuyBaby, Tru Fit, additional retail and health & wellness to complement repurposed auto center occupied by Orvis, Jared's Jeweler and Shake Shack	215,900	Q2 2019	Q2 2020
Hialeah, FL	100% recapture (project expansion); redevelop existing store and auto center for Paragon Theaters, Ulta Beauty, Five Below, Panera Bread and additional retail and restaurants	158,100	Q2 2019	Q2 2021
Orland Park, IL	100% recapture; redevelop existing store for AMC Theatres, 24 Hour Fitness, additional retail and restaurants	181,900	Q3 2019	Q4 2020
Asheville, NC	100% recapture; redevelop existing store and auto center for Alamo Drafthouse, restaurants and small shop retail	110,600	Q4 2019	Q2 2021

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the three months ended March 31, 2019, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 842, Leases, described in Note 2 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

The following table reconciles NOI and Total NOI to GAAP net income (loss) for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended March 31,
NOI and Total NOI	2019	2018
Net (loss) income	$(10,894)	$16,201
Termination fee income	—	(174)
Management and other fee income	(282)	—
Depreciation and amortization	26,216	34,667
General and administrative expenses	9,759	7,797
Equity in loss of unconsolidated joint ventures	(1,222)	2,582
Gain on sale of real estate	(21,261)	(41,831)
Interest and other income	(2,598)	(680)
Interest expense	23,454	16,419
Change in fair value of interest rate cap	—	(165)
Provision for income taxes	(23)	104
NOI	$23,149	$34,920
NOI of unconsolidated joint ventures	4,310	4,758
Straight-line rent adjustment (1)	(2,980)	(2,568)
Above/below market rental income/expense (1)	(201)	(231)
Total NOI	$24,278	$36,879

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles FFO and Company FFO to GAAP net income (loss) for the for the three months ended March 31, 2019 and March 31, 2018 (in thousands):

	Three Months Ended March 31,
FFO and Company FFO	2019	2018
Net (loss) income	$(10,894)	$16,201
Real estate depreciation and amortization (consolidated properties)	25,575	34,113
Real estate depreciation and amortization (unconsolidated joint ventures)	2,627	3,793
Gain on sale of real estate	(21,261)	(41,831)
Dividends on preferred shares	(1,225)	(1,228)
FFO attributable to common shareholders and unitholders	$(5,178)	$11,048
Termination fee income	—	(174)
Change in fair value of interest rate cap	—	(165)
Amortization of deferred financing costs	118	1,720
Company FFO attributable to common shareholders and unitholders	$(5,060)	$12,429

FFO per diluted common share and unit	$(0.09)	$0.20
Company FFO per diluted common share and unit	$(0.09)	$0.22

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	35,671	35,501
Weighted average OP units outstanding	20,119	20,218
Weighted average common shares and units outstanding	55,790	55,719

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2018 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of March 31, 2019, we had $1.60 billion of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility that is not subject to interest rate fluctuations.

Fair Value of Debt

As of March 31, 2019, the estimated fair value of our debt was $1.60 billion.  The estimated fair value of our debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

Item 1A.	Risk Factors

Information regarding risk factors appears in our 2018 Annual Report on Form 10-K in Part I, Item 1A. Risk Factors.  Other than as noted, there have been no material changes from the risk factors previously disclosed in our 2018 Annual Report on Form 10-K.

Following the Sears Holdings bankruptcy, we have been named as a defendant in litigation that could adversely affect our business and financial condition, divert management’s attention from our business, and subject us to significant liabilities.

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, plaintiffs Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York naming us and certain of our affiliates, as well as affiliates of ESL and Sears Holdings, as defendants. The Litigation alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings.  The challenged transactions include the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings.  The Litigation alleges, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid.  The Litigation seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015 and return of the proceeds of the transactions between Sears Holdings and Seritage, or, in the alternative, (ii) payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property.

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

Although we believe that the claims against us in the Litigation are without merit and intend to defend against them vigorously, we are not able to predict the ultimate outcome of the Litigation, the magnitude of any potential losses or the effect such litigation may have on us or our operations. It is possible that the Litigation could cause us to incur substantial costs and that they could be resolved adversely to us, result in substantial damages or other forms of relief, result in or be connected to additional claims, and divert management’s attention and resources, any of which could harm our business. Protracted litigation, including any adverse outcomes, may have an adverse impact on our business, results of operations or financial condition and could subject us to adverse publicity and require us to incur significant legal fees.  Please see Note 9 – Commitments and Contingencies – in this Quarterly Report on Form 10-Q for additional information regarding the Litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	SEC Document Reference

3.1	Amended and Restated Bylaws, as amended as of March 12, 2019	Filed herewith.

10.1	Holdco Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC, dated as of February 28, 2019	Incorporated by reference to Exhibit 10.1 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on March 15, 2019

10.2	Side Letter to Holdco Master Lease, by and among Seritage KMT Finance LLC, Seritage SRC Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC, dated as of February 28, 2019 *	Incorporated by reference to Exhibit 10.2 to Seritage Growth Properties’ Current Report on Form 8-K (File No. 001-37420) filed with the SEC on March 15, 2019

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: May 3, 2019	/s/ Benjamin Schall
	By:	Benjamin Schall
President and Chief Executive Officer

Dated: May 3, 2019	/s/ Brian Dickman
	By:	Brian Dickman
Executive Vice President and Chief Financial Officer