Form 10-Q
period 2019-06-30
Seritage Growth Properties
filed 2019-08-02
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of July 30, 2019, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	36,828,522
Class B common shares of beneficial interest, par value $0.01 per share	1,247,060
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2019

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Investment in real estate
Land	$686,160	$696,792
Buildings and improvements	932,624	900,173
Accumulated depreciation	(158,446)	(137,947)
	1,460,338	1,459,018
Construction in progress	393,655	292,049
Net investment in real estate	1,853,993	1,751,067
Real estate held for sale	5,277	3,094
Investment in unconsolidated joint ventures	418,967	398,577
Cash and cash equivalents	325,505	532,857
Tenant and other receivables, net	50,388	36,926
Lease intangible assets, net	96,332	123,656
Prepaid expenses, deferred expenses and other assets, net	48,286	29,899
Total assets	$2,798,748	$2,876,076

LIABILITIES AND EQUITY
Liabilities
Term Loan Facility, net	$1,598,276	$1,598,053
Accounts payable, accrued expenses and other liabilities	104,952	127,565
Total liabilities	1,703,228	1,725,618

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 36,828,991 and 35,667,521 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	368	357
Class B common shares $0.01 par value; 5,000,000 shares authorized; 1,247,060 and 1,322,365 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	12	13
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018; liquidation preference of $70,000	28	28
Additional paid-in capital	1,144,458	1,124,504
Accumulated deficit	(380,734)	(344,132)
Total shareholders' equity	764,132	780,770
Non-controlling interests	331,388	369,688
Total equity	1,095,520	1,150,458
Total liabilities and equity	$2,798,748	$2,876,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
REVENUE
Rental revenue	$38,697	$48,356	$82,275	$102,133
Management and other fee income	1,814	914	2,096	914
Total revenue	40,511	49,270	84,371	103,047
EXPENSES
Property operating	9,302	6,533	19,539	13,774
Real estate taxes	10,159	9,217	20,351	20,598
Depreciation and amortization	20,194	49,551	46,410	84,218
General and administrative	8,297	8,673	18,056	16,470
Provision for doubtful accounts	—	109	—	170
Total expenses	47,952	74,083	104,356	135,230
Gain on sale of real estate, net	11,612	34,187	32,873	76,018
Equity in loss of unconsolidated joint ventures	(9,944)	(2,158)	(8,722)	(4,740)
Interest and other income	2,175	456	4,773	1,136
Interest expense	(22,141)	(17,862)	(45,595)	(34,281)
Change in fair value of interest rate cap	—	(172)	—	(7)
(Loss) income before taxes	(25,739)	(10,362)	(36,656)	5,943
Provision for taxes	(146)	(240)	(123)	(344)
Net (loss) income	(25,885)	(10,602)	(36,779)	5,599
Net income (loss) attributable to non-controlling interests	8,982	3,831	12,909	(2,042)
Net loss (income) attributable to Seritage	$(16,903)	$(6,771)	$(23,870)	$3,557
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,453)
Net (loss) income attributable to Seritage common shareholders	$(18,128)	$(7,996)	$(26,320)	$1,104

Net (loss) income per share attributable to Seritage Class A and Class C common shareholders - Basic	$(0.50)	$(0.23)	$(0.73)	$0.03
Net (loss) income per share attributable to Seritage Class A and Class C common shareholders - Diluted	$(0.50)	$(0.23)	$(0.73)	$0.03
Weighted average Class A and Class C common shares outstanding - Basic	36,291	35,483	35,983	35,449
Weighted average Class A and Class C common shares outstanding - Diluted	36,291	35,483	35,983	35,588

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

	Class A Common		Class B Common		Class C Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2018	32,416	$324	1,329	$13	3,151	$31	2,800	$28	$1,116,060	$(229,760)	$434,164	$1,320,860
Net Income	—	—	—	—	—	—	—	—	—	3,557	2,042	5,599
Common dividends and distributions declared ($0.50 per share and unit)	—	—	—	—	—	—	—	—	—	(17,994)	(10,084)	(28,078)
Preferred dividends declared ($0.8750 per share)										(2,453)	—	(2,453)
Vesting of restricted share units	14	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	3,379	—	—	3,379
Preferred stock offering costs	—	—	—	—	—	—	—	—	(113)	—	—	(113)
Share class exchanges, net (3,150,281 common shares)	3,150	31	—	—	(3,150)	(31)	—	—	—	—	—	—
Share class surrenders (6,501 common shares)	—	—	(7)	—	—	—	—	—	—	—	—	—
OP Unit exchanges (98,923 units)	99	1	—	—	—	—	—	—	2,925	—	(2,926)	—
Balance at June 30, 2018	35,679	$356	1,322	$13	1	$—	2,800	$28	$1,122,251	$(246,650)	$423,196	$1,299,194

Balance at January 1, 2019	35,668	$357	1,322	$13	—	$—	2,800	$28	$1,124,504	$(344,132)	$369,688	$1,150,458
Net loss	—	—	—	—	—	—	—	—	—	(23,870)	(12,909)	(36,779)
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	—	—	(1,286)	—	(1,286)
Common dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	—	—	(8,996)	(5,030)	(14,026)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	—	—	(2,450)		(2,450)
Vesting of restricted share units	(57)	(1)	—	—	—	—	—	—	(3,412)	—	—	(3,413)
Share-based compensation	72	1	—	—	—	—	—	—	3,015	—	—	3,016
Share class surrenders	—	—	(75)	(1)	—	—	—	—	1	—	—	—
OP Unit exchanges (1,145,735 units)	1,146	11	—	—	—	—	—	—	20,350	—	(20,361)	—
Balance at June 30, 2019	36,829	$368	1,247	$12	—	$—	2,800	$28	$1,144,458	$(380,734)	$331,388	$1,095,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

	Class A Common		Class B Common		Class C Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at April 1, 2018	35,209	$352	1,329	$13	372	$4	2,800	$28	$1,116,841	$(229,652)	$434,983	$1,322,569
Net Income	—	—	—	—	—	—	—	—	—	(6,771)	(3,831)	(10,602)
Common dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	—	—	(9,002)	(5,030)	(14,032)
Preferred dividends declared ($0.4375 per share)										(1,225)	—	(1,225)
Share-based compensation	—	—	—	—	—	—	—	—	2,510	—	—	2,510
Preferred stock offering costs	—	—	—	—	—	—	—	—	(25)	—	—	(25)
Share class exchanges, net (371,160 common shares)	371	3	—	—	(371)	(4)	—	—	—	—	—	(1)
Share class surrenders (6,501 common shares)	—	—	(7)	—	—	—	—	—	—	—	—	—
OP Unit exchanges (98,923 units)	99	1	—	—	—	—	—	—	2,925	—	(2,926)	—
Balance at June 30, 2018	35,679	$356	1,322	$13	1	$—	2,800	$28	$1,122,251	$(246,650)	$423,196	$1,299,194

Balance at April 1, 2019	35,690	$357	1,322	$13	—	$—	2,800	$28	$1,124,457	$(362,606)	$360,731	$1,122,980
Net loss	—	—	—	—	—	—	—	—	—	(16,903)	(8,982)	(25,885)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	—	—	(1,225)		(1,225)
Vesting of restricted share units	(34)	(1)	—	—	—	—	—	—	(1,799)	—	—	(1,800)
Share-based compensation	27	1	—	—	—	—	—	—	1,449	—	—	1,450
Share class surrenders	—	—	(75)	(1)	—	—	—	—	1	—	—	—
OP Unit exchanges (1,145,735 units)	1,146	11	—	—	—	—	—	—	20,350	—	(20,361)	—
Balance at June 30, 2019	36,829	$368	1,247	$12	—	$—	2,800	$28	$1,144,458	$(380,734)	$331,388	$1,095,520

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net (loss) income	$(36,779)	$5,599
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	8,722	4,740
Distributions from unconsolidated joint ventures	781
Gain on sale of real estate, net	(32,873)	(76,018)
Unrealized loss on interest rate cap	—	7
Share-based compensation	2,885	3,379
Depreciation and amortization	46,410	84,218
Amortization of deferred financing costs	223	3,590
Amortization of above and below market leases, net	(247)	(414)
Straight-line rent adjustment	(8,964)	(2,832)
Change in operating assets and liabilities
Tenants and other receivables	(1,994)	(3,076)
Prepaid expenses, deferred expenses and other assets	4,931	(2,968)
Accounts payable, accrued expenses and other liabilities	(9,625)	(20)
Net cash (used in) provided by operating activities	(26,530)	16,205
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated joint ventures	(19,618)	(6,160)
Distributions from unconsolidated joint ventures	1,484	8,505
Net proceeds from sale of real estate	53,758	134,599
Development of real estate	(182,560)	(142,003)
Net cash used by investing activities	(146,936)	(5,059)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of mortgage loans payable	—	(131,414)
Payment of deferred financing costs	—	(363)
Payment of preferred offering costs		(113)
Purchase of shares related to stock grant recipients' tax withholdings	(3,412)	—
Preferred dividends paid	(2,450)	(1,661)
Common dividends paid	(17,964)	(17,865)
Non-controlling interests distributions paid	(10,060)	(10,058)
Net cash used in financing activities	(33,886)	(161,474)
Net decrease in cash, cash equivalents, and restricted cash	(207,352)	(150,328)
Cash, cash equivalents, and restricted cash, beginning of period	532,857	417,234
Cash, cash equivalents, and restricted cash, end of period	$325,505	$266,906

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$56,622	$43,296
Capitalized interest	12,960	12,144
Income taxes paid	171	344
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$18,964	$14,465
Common dividends and OP unit distributions declared and unpaid	—	14,046
Preferred dividends declared and unpaid	1,225	—
Decrease in real estate, net resulting from deconsolidated properties		(156,568)
Real estate, net	(14,656)	—
Tenants and other receivables, net	(2)	—
Prepaid expenses, deferred expenses and other assets, net	(84)	—
Accounts payable, accrued expenses and other liabilities	6	—
Transfer to real estate assets held for sale	2,183	15,139
Transfer of below market asset to right of use asset	(11,005)	—
Recording of right of use assets	19,373	—
Recording of lease liabilities	(8,368)	—
Property delivered in exchange	(2,075)	—
Property received in exchange	11,326	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	325,505	100,448
Restricted cash	—	166,458
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$325,505	$266,906

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

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On February 11, 2019, Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc. (“ESL”), completed the acquisition of an approximately 425-store retail footprint and other assets and component businesses of Sears Holdings on a going-concern basis (the “Holdco Acquisition”).  In connection with the Holdco Acquisition, Holdco acquired certain designation rights with respect to certain executory contracts and leases of Sears Holdings, including the Original Master Lease.  On February 28, 2019, the Company and certain affiliates of Holdco executed a master lease with respect to 51 Acquired Properties (the “Holdco Master Lease”).   The Holdco Master Lease became effective on March 12, 2019, when the Bankruptcy Court issued an order approving the rejection of the Original Master Lease. For accounting purposes, the Holdco Master Lease is treated as a modification to the Original Master Lease.

As of June 30, 2019, the Company’s portfolio consisted of interests in 221 properties totaling approximately 35.1 million square feet of gross leasable area (“GLA”), including 194 wholly owned properties totaling approximately 30.3 million square feet of GLA across 45 states and Puerto Rico (the “Wholly Owned Properties), and interests in 27 joint venture properties totaling approximately 4.8 million square feet of GLA across 14 states (the “JV Properties”).

As of June 30, 2019, the Company leased space at 50 Wholly Owned Properties to Holdco pursuant to the Holdco Master Lease and also leased space to Holdco at four JV Properties (the “Holdco JV Leases”).  Under the Holdco Master Lease and the Holdco JV Leases, the Company has the right to recapture certain space at each property occupied by Holdco for retenanting or redevelopment purposes.  Under the Holdco Master Lease and the Holdco JV Leases, Holdco also has rights to terminate leases at individual locations subject to certain parameters (see Note 5).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2018.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Operating results of three months and six months ended June 30, 2019 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

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

If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting.  Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting.  The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. As of June 30, 2019, and December 31, 2018, the Company has several unconsolidated VIEs in the form of joint ventures (see Note 4). The Company does not consolidate these entities because the Company is not the primary beneficiary and the nature of its involvement in the activities of these entities does not give the Company power over decisions that significantly affect these entities’ economic performance.

As of June 30, 2019, the Company holds a 66.0% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the consolidated balance sheet.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No impairment losses were recognized for the three months and six months ended June 30, 2019 or June 30, 2018.

During the three months ended June 30, 2019, the Company sold four properties and recognized gain on sale of real estate of $4.4 million and during the six months ended June 30, 2019, the Company sold eleven properties and recognized gain on sale of real estate of $22.1 million.  In June 2019, the Company also exchanged a portion of one land parcel for two parcels of land parcel of approximately equal size and recorded a gain of $7.2 million.

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

As of June 30, 2019, two properties were classified as held for sale with assets of $5.3 million and no liabilities and as of December 31, 2018, one property was classified as held for sale with assets of $3.1 million and no liabilities.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the three months and six months ended June 30, 2019 or June 30, 2018.

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

As of June 30, 2019 and December 31, 2018, the Company did not have any restricted cash.  Restricted cash accounts were closed in conjunction with the full repayment of the Mortgage Loans and the Future Funding Facility on July 31, 2018.

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

Tenant and other receivables also includes management fees receivable for services performed for the benefit of certain unconsolidated joint ventures. In the event that the collectability of a management fee receivable is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made.

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

The Company commences recognizing revenue based on an evaluation of several factors. Revenue recognition under a lease begins when the lessee takes control of the physical use of the leased asset.  Generally, this occurs on the rent commencement date.  In addition, in circumstances where we provide a tenant improvement allowance for improvements that are owned by the tenant, we recognize the allowance as a reduction of rental revenue on a straight-line basis over the term of the lease.

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

During the year ended December 31, 2018, the Company terminated its interest rate cap concurrent with the repayment of the Mortgage Loans and the Future Funding Facility and as such there was no balance outstanding as of June 30, 2019 and December 31, 2018. For the three months and six months ended June 30, 2019, the Company did not record any gain or loss compared to a loss of $0.2 million for the three months ended June 30, 2018 and a loss of $7 thousand for the six months ended June 30, 2018.

Share-Based Compensation

The Company generally recognizes equity awards to employees as compensation expense and includes such expense within general and administrative expenses in the condensed consolidated statements of operations.  Compensation expense for equity awards is based on the grant date fair value of the awards and is recognized (i) ratably over the vesting period for awards with time-based vesting and awards with market-based vesting conditions (e.g. total shareholder return) and (ii) for awards with performance-based vesting determined by Company operating criteria, at the date the achievement of performance criteria is deemed probable, an amount equal to that which would have been recognized ratably from the date of the grant through the date the achievement of performance criteria is deemed probable, and then ratably from the date the achievement of performance criteria is deemed probable through the remainder of the vesting period.  The Company utilizes a third-party valuation firm to measure the grant date fair value of restricted stock unit awards with market-based criteria using the Monte Carlo model. Forfeitures are recorded on an actual basis.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of June 30, 2019, 50 of the Company's real estate properties were leased to Holdco and a material amount of the Company’s rental revenues was derived from the Holdco Master Lease.  Until the Company further diversifies the tenancy of its portfolio, an event that has a material adverse effect on Holdco’s business, financial condition or results of operations could have a material adverse effect on the Company’s business, financial condition or results of operations.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of June 30, 2019, the Company's portfolio of 194 Wholly Owned Properties and 27 JV Properties was diversified by location across 45 states and Puerto Rico.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-02 (“ASU 2016-02”) establishing Accounting Standards Codification, Topic 842, Leases ("ASC 842"), as amended by subsequent ASUs on the topic, which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Additional guidance and targeted improvements to the February 2016 ASU were made through the issuance of supplementary ASUs in July 2018, December 2018 and March 2019. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. However, ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less should be accounted for consistent with earlier guidance under ASC 840 for operating leases. Lessees should recognize an expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.

Effective January 1, 2019, the Company adopted ASU 2016-02 electing the package of practical expedients without hindsight which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the adoption date.

The Company has a ground lease and several corporate office leases, which are classified as operating leases, for which the Company is required to record a right-of-use asset and a lease liability equal to the present value of the remaining minimum lease payments and will continue to recognize expense on a straight-line basis for these leases. On January 1, 2019, the Company recorded an aggregate of approximately $8.4 million of right-of-use assets and corresponding $8.4 million of lease liabilities upon adoption of this standard.  Right-of-use assets and corresponding lease liabilities are included in the prepaid expenses, deferred expenses and other assets and accounts payable, accrued expenses and other liabilities line item respectively on the condensed consolidated balance sheets.

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

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $96.3 million and $11.9 million, respectively, as of June 30, 2019 and $123.7 million and $12.3 million, respectively, as of December 31, 2018.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

June 30, 2019
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$253,198	$(160,355)	$92,843
Above-market leases, net	7,126	(3,637)	3,489
Total	$260,324	$(163,992)	$96,332

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$16,816	$(4,963)	$11,853
Total	$16,816	$(4,963)	$11,853

December 31, 2018
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$266,897	$(158,235)	$108,662
Below-market ground leases, net	11,766	(710)	11,056
Above-market leases, net	8,338	(4,400)	3,938
Total	$287,001	$(163,345)	$123,656

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,720	$(7,439)	$12,281
Total	$19,720	$(7,439)	$12,281

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1  million and $0.2 million for the three months ended June 30, 2019, and June 30, 2018, respectively and $0.2 million and $0.5 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2019	$254
2020	326
2021	171
2022	141
2023	199

Amortization of an acquired below-market ground lease resulted in additional property expense of $51 thousand for each of the three months ended June 30, 2019, and June 30, 2018, respectively, and $0.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Future amortization of the below-market ground lease is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2019	$101
2020	203
2021	203
2022	203
2023	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $5.0 million and $35.2 million for the three months ended June 30, 2019 and June 30, 2018, respectively and $15.3 million and $53.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2019	$7,806
2020	14,344
2021	13,808
2022	13,500
2023	12,683

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

As of June 30, 2019, the Company had investments in eight unconsolidated joint ventures as follows:

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

Each reporting period the Company re-analyzes the primary inputs that determine the Final Mark 302 Contribution Value and Final Mark 302 Gain.   For the three and six months ended June 30, 2019, there were no adjustments to the Initial Mark 302 Contribution Value or the Initial Mark 302 Gain resulting from such analysis.

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

The Company recorded the Initial West Hartford JV Gain based on the Initial West Hartford JV Contribution Value because it determined it to be the expected amount in the range of possible amounts. The Company made this determination based on its analysis of the primary inputs that determine both the Initial West Hartford JV Contribution Value and Initial West Hartford JV Contribution Value, which consist of property operating income, including the difference between actual real estate taxes and tenant recoveries for such real estate taxes, and total project costs. The gain or loss on sale of real estate based on the Final West Hartford JV Contribution Value (the “Final West Hartford JV Gain”) will not be more than a $5.8 million gain or more than a $3.4 million loss.

Each reporting period the Company re-analyzes the primary inputs that determine the Initial West Hartford JV Contribution Value and Initial West Hartford JV Gain.  For the three and six months ended June 30, 2019, there were no adjustments to the Initial West Hartford JV Contribution Value or the Initial West Hartford JV Gain resulting from such analysis.

Cockeysville JV

On March 29, 2019, the Company contributed its property located in Cockeysville, MD to the Cockeysville JV and sold a 50.0% interest to an affiliate of the owner of the adjacent shopping center based on a contribution value of $12.5 million and pre-transaction development and other costs of approximately $6.2 million. As a result of the transaction, the Company received cash of approximately $9.3 million and recorded a gain of $3.8 million which is included in gain on sale of real estate within the condensed consolidated statements of operations for the six months ended June 30, 2019. The gain is comprised of $1.9 million attributable to the increase in fair value of the retained 50.0% interest due to application of the ASU 2017-05, while the remaining $1.9 million is the gain on sale of the remaining 50.0% interest.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets or other items.  There were no joint venture impairment charges for the three or six months ended June 30, 2019 or June 30, 2018.

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the West Hartford JV, and the UTC JV.  The Company is entitled to receive fees for providing management, leasing, and construction supervision services to these joint ventures. The Company earned $1.8 million and $914 thousand from these services for the three months ended June 30, 2019 and June 30, 2018, respectively, and $2.1 million and $914 thousand from these services for the six months ended June 30, 2019 and June 30, 2018, respectively.

The following tables present combined condensed financial data for the Company’s unconsolidated joint ventures (in thousands):

	June 30, 2019	December 31, 2018
ASSETS
Investment in real estate
Land	$329,349	$321,853
Buildings and improvements	521,784	508,302
Accumulated depreciation	(77,514)	(72,239)
	773,619	757,916
Construction in progress	98,135	78,227
Net investment in real estate	871,754	836,143
Cash and cash equivalents	21,126	14,741
Tenant and other receivables, net	6,679	5,220
Other assets, net	21,633	38,285
Total assets	$921,192	$894,389

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Mortgage loans payable, net	$13,989	$10,406
Accounts payable, accrued expenses and other liabilities	59,557	71,791
Total liabilities	73,546	82,197

Additional paid in capital	865,160	833,168
Retained earnings	(17,514)	(20,976)
Total members interest	847,646	812,192
Total liabilities and members interest	$921,192	$894,389

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total revenue	$8,968	$12,116	$20,186	$23,343
Property operating expenses	(2,898)	(2,103)	(5,496)	(3,815)
Depreciation and amortization	(25,510)	(7,030)	(30,763)	(14,616)
Operating income	(19,440)	2,983	(16,073)	4,912
Other expenses	(448)	(7,298)	(1,370)	(14,392)
Net (loss) income	$(19,888)	$(4,315)	$(17,443)	$(9,480)
Equity in (loss) income of unconsolidated joint ventures	$(9,944)	$(2,158)	$(8,722)	$(4,740)

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

Revenues from the Holdco Master Lease and the Original Master Lease for the three and six months ended June 30, 2019 and June 30, 2018 are as follows (in thousands and excluding straight-line rental income of $1.2 million and ($1.0) million for the three months ended June 30, 2019 and June 30, 2018, respectively, and $1.7 million and $1.8 million for the six months ended June 30, 2019 and June 30, 2018, respectively):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Fixed lease revenue	$5,667	$22,605	$17,955	$45,136
Variable lease revenue	5,853	10,950	14,251	24,392
Total rental revenue	$11,520	$33,555	$32,206	$69,528

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

As shown in the table below, the Company exercised certain recapture rights with respect to 70 properties under the Original Master Lease prior to its rejection on March 12, 2019. At two of these properties, the Company exercised additional recapture rights under the Holdco Master Lease during the three months ended June 30, 2019.

Property	Recapture Type	Notice Date(s)
North Riverside, IL	Auto center + partial	April 2019 / June 2017
Hialeah, FL (Westland)	Out parcel + auto center	April 2019 / September 2018
Saugus, MA	Auto center + partial	December 2018 / December 2016
Cape Girardeau, MO	100% (1)	September 2018
Doral, FL	100% (1)	September 2018
Fairfax, VA	100% (1)	September 2018 / May 2016
Gillette, WY	100% (1)	September 2018
Happy Valley, OR	100% (1)	September 2018
Houston, TX (Memorial City)	100% (1)	September 2018
Santa Cruz, CA	100% (1)	September 2018 / December 2016
Vancouver, WA	100% (1)	September 2018
Fresno, CA	Partial	May 2018
Asheville, NC	100% (1)	March 2018
Chicago, IL (Six Corners)	100% (1)	March 2018
Clearwater, FL	100% (1)	March 2018
El Cajon, CA	100% (1)	March 2018
Fairfield, CA	100% (1)	March 2018 / December 2017
Oklahoma City, OK	Out parcel	March 2018
Plantation, FL	100% (1)	March 2018 / December 2017
Redmond, WA	100% (1)	March 2018 / September 2017
Reno, NV	100% (1)	March 2018
Tucson, AZ	100% (1)	March 2018
Anchorage, AK	100%	December 2017
Boca Raton, FL	100%	December 2017
Westminster, CA	100%	December 2017
Hicksville, NY	100%	December 2017
Orland Park, IL	100% (1)	December 2017
Florissant, MO	Out parcel	December 2017
Salem, NH	Out parcel	December 2017
Las Vegas, NV	Partial	December 2017
Yorktown Heights, NY	Partial	December 2017
Austin, TX (Tech Ridge)	100% (1)	December 2017 / September 2017
Ft. Wayne, IN	Out parcel	September 2017 / July 2016
North Little Rock, AR	Auto center	September 2017
St. Clair Shores, MI	100%	September 2017
Canton, OH	Partial	June 2017
Dayton, OH	Auto center	June 2017
Roseville, CA	Auto center	June 2017
Temecula, CA	Partial	June 2017
Watchung, NJ	100%	June 2017
Anderson, SC	100% (1)	April 2017 / July 2016
Aventura, FL	100%	April 2017
Carson, CA	100% (1)	April 2017 / December 2016
Charleston, SC	100% (1)	April 2017 / October 2016
Hialeah, FL (freestanding)	100% (1)	April 2017
San Diego, CA (2)	100% (1)	April 2017
Valley View, TX	100%	April 2017
Cockeysville, MD (3)	Partial	March 2017
North Miami, FL	100%	March 2017
Olean, NY	Partial	March 2017
Guaynabo, PR	Partial	December 2016
Santa Monica, CA (4)	100%	December 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
Rehoboth Beach, DE	Partial	October 2016
St. Petersburg, FL (Tyrone Square)	100%	October 2016
Warwick, RI	Auto center	October 2016
West Hartford, CT (5)	100%	October 2016
Madison, WI	Partial	July 2016
North Hollywood, CA	Partial	July 2016
Orlando, FL	100%	July 2016
West Jordan, UT	Partial + auto center	July 2016
Albany, NY	Auto center	May 2016
Bowie, MD	Auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Wayne, NJ (6)	Partial + auto center	May 2016
San Antonio, TX	Auto center	March 2016
Braintree, MA	100%	November 2015
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015

(1)	The Company converted partial recapture rights at this property to 100% recapture rights and exercised such rights.

(2)	In May 2018, the Company contributed this property to the UTC JV and retained a 50.0% interest in the joint venture.
(3)	In March 2019, the Company contributed this property to the Cockeysville JV and retained a 50.0% interest in the joint venture.
(4)	In March 2018, the Company contributed this asset to the Mark 302 JV and retained a 50.1% interest in the joint venture.
(5)	In May 2018, the Company contributed this property to the West Hartford JV and retained a 50.0% interest in the joint venture.
(6)	In July 2017, the Company contributed this asset to the GGP II JV and retained a 50.0% interest in the joint venture.

Tenant Termination Rights

Under the terms of the Holdco Master Lease, Holdco has the right, at any time, to terminate any property upon the payment of a termination fee equal to one year of base rent plus annual taxes and other operating expenses.  Additionally, unlike the Original Master Lease, beginning in the second year of the term of the Holdco Master Lease, the tenant has the right to terminate without payment of a termination fee: (i) up to 16 properties in the second year, (ii) up to 12 properties in the third year, (iii) up to 10 properties in the fourth year, and (iv) thereafter, the remaining properties, in each instance with carry over rights if less than the maximum permitted number of properties are terminated in any lease year.  As of June 30, 2019, Holdco had not exercised any of its termination rights under the Holdco Master Lease.

The table below includes the 87 properties at which Sears Holdings had exercised its termination rights under the Original Master Lease prior to its rejection on March 12, 2019:

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Antioch, CA	95,200	August 2018	December 2018
Columbus, MS	117,100	August 2018	December 2018
Dayton, OH	148,800	August 2018	December 2018	Q2 2017
Flagstaff, AZ	66,200	August 2018	December 2018
Ft. Wayne, IN	213,600	August 2018	December 2018	Q3 2016 / Q3 2017 / Q2 2019
Jackson, MI	144,200	August 2018	December 2018
Manchester, NH	135,100	August 2018	December 2018	Q4 2018
Salem, NH	119,000	August 2018	December 2018	Q4 2017
Savannah, GA	155,700	August 2018	December 2018
Scott Depot, WV	89,800	August 2018	December 2018	Sold
Steger, IL	87,400	August 2018	December 2018
Victor, NY	115,300	August 2018	December 2018	Q2 2019
West Jordan, UT	117,300	August 2018	December 2018	Q3 2016 / Q3 2018
Chesapeake, VA	169,400	June 2018	November 2018
Clay, NY	138,000	June 2018	November 2018
Havre, MT	94,700	June 2018	November 2018	Sold
Newark, CA	145,800	June 2018	November 2018
Oklahoma City, OK	173,700	June 2018	November 2018	Q3 2017
Troy, MI	271,300	June 2018	November 2018	Q3 2016
Virginia Beach, VA	86,900	June 2018	November 2018	Q3 2015
Madison, WI	88,100	June 2018	October 2018	Q2 2016
Thousand Oaks, CA	50,300	June 2018	October 2018	Q3 2015
Cedar Rapids, IA	141,100	April 2018	August 2018
Citrus Heights, CA	280,700	April 2018	August 2018
Gainesville, FL	140,500	April 2018	August 2018	Q2 2018
Maplewood, MN	168,500	April 2018	August 2018
Pensacola, FL	212,300	April 2018	August 2018	Q2 2018
Rochester, NY	128,500	April 2018	August 2018
Roseville, CA	121,000	April 2018	August 2018	Q2 2017 / Q1 2018
San Antonio, TX	187,800	April 2018	August 2018	Q4 2015
Warrenton, VA	113,900	April 2018	August 2018	Q1 2018
Westwood, TX	215,000	June 2017	January 2018	Q3 2018
Friendswood, TX	166,000	June 2017	November 2017
Albany, NY	216,200	June 2017	October 2017	Q1 2016
Burnsville, MN	161,700	June 2017	October 2017
Chicago, IL (N Harlem)	293,700	June 2017	October 2017
Cockeysville, MD	83,900	June 2017	October 2017	Q1 2017
East Northport, NY	187,000	June 2017	October 2017	Q2 2017
Greendale, WI	238,400	June 2017	October 2017	Q4 2017
Hagerstown, MD	107,300	June 2017	October 2017	Q1 2016 / Sold
Johnson City, NY	155,100	June 2017	October 2017	Sold
Lafayette, LA	194,900	June 2017	October 2017
Mentor, OH	208,700	June 2017	October 2017
Middleburg Heights, OH	351,600	June 2017	October 2017
Olean, NY	75,100	June 2017	October 2017	Q1 2017
Overland Park, KS	215,000	June 2017	October 2017
Roseville, MI	277,000	June 2017	October 2017	Q3 2016
Sarasota, FL	204,500	June 2017	October 2017
Toledo, OH	209,900	June 2017	October 2017
Warwick, RI	169,200	June 2017	October 2017	Q3 2016 / Q3 2017
York, PA	82,000	June 2017	October 2017	Sold
Chapel Hill, OH	187,179	January 2017	April 2017
Concord, NC	137,499	January 2017	April 2017	Sold
Detroit Lakes, MN	79,102	January 2017	April 2017
El Paso, TX	103,657	January 2017	April 2017	Q2 2018
Elkins, WV	94,885	January 2017	April 2017	Sold
Henderson, NV	122,823	January 2017	April 2017	Q1 2017
Hopkinsville, KY	70,326	January 2017	April 2017	Q1 2018
Jefferson City, MO	92,016	January 2017	April 2017	Q2 2017
Kenton, OH	96,066	January 2017	April 2017

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Kissimmee, FL	112,505	January 2017	April 2017
Layton, UT	90,010	January 2017	April 2017	Q3 2018
Leavenworth, KS	76,853	January 2017	April 2017	Sold
Mt. Pleasant, PA	83,536	January 2017	April 2017	Q2 2018
Muskogee, OK	87,500	January 2017	April 2017	Sold
Owensboro, KY	68,334	January 2017	April 2017	Sold
Paducah, KY	108,244	January 2017	April 2017	Q3 2017
Platteville, WI	94,841	January 2017	April 2017	Sold
Riverside, CA (Iowa Ave.)	94,500	January 2017	April 2017
Sioux Falls, SD	72,511	January 2017	April 2017	Sold
Alpena, MI	118,200	September 2016	January 2017
Chicago, IL (S Kedzie)	118,800	September 2016	January 2017	Q3 2018
Cullman, AL	98,500	September 2016	January 2017	Q2 2017
Deming, NM	96,600	September 2016	January 2017
Elkhart, IN	86,500	September 2016	January 2017	Q4 2016
Harlingen, TX	91,700	September 2016	January 2017	Sold
Houma, LA	96,700	September 2016	January 2017	Sold
Kearney, NE	86,500	September 2016	January 2017	Q3 2016
Manistee, MI	87,800	September 2016	January 2017
Merrillville, IN	108,300	September 2016	January 2017	Q4 2016
New Iberia, LA	91,700	September 2016	January 2017	Q2 2017
Riverton, WY	94,800	September 2016	January 2017	Sold
Sault Sainte Marie, MI	92,700	September 2016	January 2017
Sierra Vista, AZ	86,100	September 2016	January 2017	Sold
Springfield, IL	84,200	September 2016	January 2017	Q3 2016
Thornton, CO	190,200	September 2016	January 2017	Q1 2017
Yakima, WA	97,300	September 2016	January 2017	Sold
Total square feet	11,728,387

As of June 30, 2019, the Company had commenced or completed redevelopment projects at 40 of the terminated properties and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears Holdings.

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of June 30, 2019 and December 31, 2018 are approximately as follows:

(in thousands)	June 30, 2019
Remainder of 2019	$47,117
2020	95,978
2021	105,332
2022	106,781
2023	102,668
2024	101,228
Thereafter	343,903
Total Lease Payments	$903,007

(in thousands)	December 31, 2018
2019	$120,132
2020	122,263
2021	125,963
2022	124,949
2023	120,672
Thereafter	412,789
Total Lease Payments	$1,026,768

The components of lease revenues for the three months and six months ended June 30, 2019 were as follows:

(in thousands)	Three months ended June 30, 2019	Six months ended June 30, 2019
Fixed lease revenues	$23,513	$52,502
Variable lease revenues	9,431	20,561
Lease revenues	$32,944	$73,063

Lessee Disclosures

The Company has one ground lease and multiple corporate office leases which are classified as operating leases.  The Company initially recorded $8.6 million of right-of-use, or ROU, assets and lease liabilities. The Company’s ROU assets were subsequently increased by $11.0 million as a result of the reclassification of acquired below-market lease assets, net, from lease intangible assets, net, during the six months ended 2019. As of June 30, 2019, the outstanding amount of ROU assets were $19.1 million.

The Company recorded rent expense related to leased corporate office space of $401 thousand and $188 thousand for the three months ended June 30, 2019 and June 30, 2018, respectively. The Company recorded rent expense related to leased corporate office space of $686 thousand and $364 thousand for the six months ended June 30, 2019 and June 30, 2018, respectively. Such rent expense is classified within general and administrative expenses on the consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $11 thousand for each the three months ended June 30, 2019 and June 30, 2018. The Company recorded ground rent expense of approximately $23 thousand for each of the six months ended June 30, 2019 and June 30, 2018. Such ground rent expense is classified within property operating expenses on the consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The following table sets forth information related to the measurement of our lease liabilities as of June 30, 2019:

(in thousands)	As of June 30, 2019
Weighted average remaining lease term (in years)	11.04
Weighted average discount rate	7.20%
Cash paid for operating leases	$1,007

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

As of June 30, 2019, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

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

As of June 30, 2019, the Company was not in compliance with certain of the financial metrics described above.  As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and Berkshire Hathaway has the right to request mortgages against the Company’s assets pursuant to the springing mortgage and collateral requirement.

The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of June 30, 2019, the unamortized balance of the Company’s debt issuance costs was $1.7 million.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments are carried at fair value and are valued using Level 2 inputs.  The Company had no derivative instruments as of June 30, 2019 (an interest rate cap associated with the Mortgage Loans and Future Funding Facility was terminated subsequent to the repayment of the Mortgage Loans and Future Funding Facility on July 31, 2018). The Company utilized an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The Company had elected not to utilize hedge accounting, and therefore, the change in fair value was included in previous periods within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months and six months ended June 30, 2019, the Company did not record any gain or loss compared to a loss of $0.2 million for the three months ended June 30, 2018 and a loss of $7 thousand for the six months ended June 30, 2018.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and debt obligations.  The fair value of cash equivalents is classified as Level 1 and the fair value of debt obligations is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of June 30, 2019 and December 31, 2018, the estimated fair values of the Company’s debt obligations were $1.60 billion and $1.60 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York against, among others, Edward S. Lampert, ESL Investments, Inc. and certain of its affiliates and investors, Fairholme Capital Management, L.L.C., certain members of the Sears Holdings board of directors, and the Company, the Operating Partnership, and certain of our affiliates and subsidiaries (the Company, the Operating Partnership, and certain of our affiliates and subsidiaries collectively, the “Seritage Defendants”). The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD). The Litigation alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings. The challenged transactions include the July 2015 transactions giving rise to Seritage, the execution of the master lease with Sears Holdings, and the acquisition of real estate from Sears Holdings. The Litigation alleges, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid. The Litigation seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015 and return of the proceeds of the transactions between Sears Holdings and Seritage, or, in the alternative, (ii) payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property.  The Litigation is at its early stages, and the defendants thereto have not yet filed a response to the complaint described above.  The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company. As of June 30, 2019, and December 31, 2018, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings.  Mr. Lampert is also the Chairman of Seritage.

As of June 30, 2019, Mr. Lampert beneficially owned a 34.0% interest in the Operating Partnership and approximately 2.4% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, are parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease (see Note 5).

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

In addition, as of June 30, 2019, the Company had incurred $2.4 million of development expenditures at properties owned by certain unconsolidated joint ventures for which the Company will be repaid by the respective unconsolidated joint ventures.  These amounts are included in tenant and other receivables, net on the Company’s condensed consolidated balance sheets.  As of December 31, 2018, the Company had incurred $2.1 million of these development expenditures.

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

As of June 30, 2019, the Company held a 66.0% interest in the Operating Partnership and ESL held a 34.0% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

During the six months ended June 30, 2019, 1,145,735 Operating Partnership Units were exchanged for an equal number of Class A shares.

As of June 30, 2019, 36,828,991 Class A common shares were issued and outstanding.

Class B Non-Economic Common Shares

During the six months ended June 30, 2019, 75,305 Class B non-economic common shares were surrendered to the Company.

As of June 30, 2019, 1,247,060 Class B non-economic common shares were issued and outstanding.  The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class C Non-Voting Common Shares

As of June 30, 2019, there were no Class C non-voting common shares issued or outstanding.

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

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2019 and 2018, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2019
February 25	March 29	April 11	$0.25
2018
October 23	December 31	January 10, 2019	$0.25
July 24	September 28	October 11	0.25
April 24	June 29	July 12	0.25
February 20	March 30	April 12	0.25

The Company’s Board of Trustees declared the following preferred stock dividends during 2019 and 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2019
July 23	September 30	October 15, 2019	$0.43750
April 30	June 28	July 15	0.43750
February 25	March 29	April 15	0.43750
2018
October 23	December 31	January 14, 2019	$0.43750
July 24	September 28	October 15	0.43750
April 24	June 29	July 16	0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

As previously disclosed, the Company’s Board of Trustees does not currently expect to declare additional dividends on the Company’s Class A and Class C common shares for the remainder of 2019, based on its assessment of the Company’s investment opportunities and its expectations of taxable income for the year. The Board of Trustees will reevaluate this position at the end of 2019, if necessary, to ensure that the Company meets its distribution requirements as a REIT. Also as previously disclosed, the Company’s Board of Trustees expects that cash dividends for the Company’s preferred shares will continue to be paid each quarter.

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net loss (income)	$(25,885)	(10,602)	$(36,779)	$5,599
Net income (loss) attributable to non-controlling interests	8,982	3,831	12,909	(2,042)
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,453)
Net income (loss) attributable to common shareholders	$(18,128)	$(7,996)	$(26,320)	$1,104
Earnings allocated to unvested participating securities	—	—	—	(4)
Net income (loss) available to common shareholders - Basic and diluted	$(18,128)	$(7,996)	$(26,320)	$1,100

Denominator
Weighted average Class A common shares outstanding	36,291	35,372	35,983	34,527
Weighted average Class C common shares outstanding	—	111	—	922
Weighted average Class A and Class C common shares outstanding - Basic	36,291	35,483	35,983	35,449
Restricted shares and share units	—	—	—	139
Weighted average Class A and Class C common shares outstanding - Diluted	36,291	35,483	35,983	35,588

Net income (loss) per share attributable to Class A and Class C common shareholders - Basic	$(0.50)	$(0.23)	$(0.73)	$0.03
Net income (loss) per share attributable to Class A and Class C common shareholders - Diluted	$(0.50)	$(0.23)	$(0.73)	$0.03

No adjustments were made to the numerator for the three and six months ended June 30, 2019 or the six months ended June 30, 2018 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and six months ended June 30, 2019 or the six months ended June 30, 2018 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of June 30, 2019, and December 31, 2018, there were 355,990 and 403,129 shares, respectively, of non-vested restricted shares and share units outstanding.

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

Restricted Shares and Share Units

Pursuant to the Plan, the Company has periodically made grants of restricted shares or share units. The vesting terms of these grants are specific to the individual grant and vary in that a portion of the restricted shares and share units vest in equal annual amounts over the subsequent three years (time-based vesting) and a portion of the restricted shares and share units vest on the third, and in some instance, the fourth, anniversary of the grants subject to the achievement of certain performance criteria (performance-based vesting).

In general, participating employees are required to remain employed for vesting to occur (subject to certain limited exceptions). Restricted shares and share units that do not vest are forfeited. Dividends on restricted shares and share units with time-based vesting are paid to holders of such shares and share units and are not returnable, even if the underlying shares or share units do not ultimately vest.  Dividends on restricted shares and share units with performance-based vesting are accrued when declared and paid to holders of such shares on the third, and in some instance, the fourth, anniversary of the initial grant subject to the vesting of the underlying shares. See Note 2 for valuation information related to the grants of the performance-based awards that are subject to market conditions.

The following table summarizes restricted share activity for the six months ended June 30, 2019:

	Six Months Ended June 30, 2019
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	403,129	$41.57
Share units granted	76,948	57.04
Restricted shares vested	(121,205)	41.80
Restricted shares forfeited	(2,882)	44.80
Unvested restricted shares at end of period	355,990	44.81

The Company recognized $1.4 million and $2.5 million in compensation expense related to the restricted shares for the three months ended June 30, 2019 and June 30, 2018, respectively, and $2.9 million and $3.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Such expenses are included in general and administrative expenses on the Company's condensed consolidated statements of operations.

As of June 30, 2019, there were approximately $9.4 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 1.9 years. As of June 30, 2018, there were approximately $9.4 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 2.2 years.

Note 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$25,666	$28,065
Accrued development expenditures	18,964	26,180
Accrued real estate taxes	13,958	14,108
Below-market leases	11,853	12,281
Environmental reserve	9,477	9,477
Lease liability	8,141	—
Unearned tenant reimbursements	5,417	10,975
Accrued interest	4,667	4,978
Prepaid rental income	3,299	4,021
Common and preferred dividends and OP Unit distributions payable	1,788	15,758
Deferred maintenance	1,722	1,722
Total accounts payable, accrued expenses and other liabilities	$104,952	$127,565

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of June 30, 2019, the Company’s portfolio consisted of interests in 221 properties totaling approximately 35.1 million square feet of gross leasable area, including 194 wholly owned properties totaling approximately 30.3 million square feet of GLA across 45 states and Puerto Rico, and interests in 27 joint venture properties totaling approximately 4.8 million square feet of GLA across 14 states.

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

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On February 28, 2019, the Company and certain affiliates of Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., executed a master lease with respect to 51 Acquired Properties (the “Holdco Master Lease”), which became effective on March 12, 2019, when the Bankruptcy Court issued an order approving the rejection of the Original Master Lease.  As of June 30, 2019, the Company leased space at 50 Wholly Owned Properties to Holdco pursuant to the Holdco Master Lease and also leased space to Holdco at four JV Properties pursuant to the Holdco JV Leases. The Original JV Master Leases where Sears Holdings was the principal tenant have been assumed or rejected.

The Holdco Master Lease and Holdco JV Leases contain provisions that help facilitate the redevelopment of our properties and the diversification of our tenant base. The Holdco Master Lease provides us with the right to recapture all or some of the space occupied by Holdco at each of the Wholly Owned Properties included in the lease (subject to certain exceptions and limitations).  In addition, Seritage has the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, and all outparcels or outlots and certain portions of parking areas and common areas.  Upon exercise of this recapture right, we generally incur certain costs and expenses for the separation of the recaptured space from the remaining Sears space, if any, and can reconfigure and rent the recaptured space to diversified, non-Sears tenants at potentially superior terms.

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

Our primary cash expenses consist of our property operating expenses, general and administrative expenses, interest expense, and construction and development related costs.  Property operating expenses include: real estate taxes, repairs and maintenance, management expenses, insurance, ground lease costs and utilities; general and administrative expenses include payroll, office expenses, professional fees, and other administrative expenses; and interest expense is on our loans payable.  In addition, we incur substantial non-cash charges for depreciation and amortization on our properties and related intangible assets and liabilities resulting from the Transaction.

Rental Income

For the three months ended June 30, 2019:

-

The Company recognized total rental income of $38.7 million as compared to $48.4 million for the three months ended June 30, 2018.  The $9.7 million decrease was driven primarily by lower rental income of $22.1 million derived from Sears or Kmart occupied stores, offset by (i) increased non-Sears, diversified rental income of $7.2 million and (ii) increased straight-line rent of $5.2 million.

-

Rental income derived from Sears or Kmart occupied stores was $11.5 million (excluding straight-line rental income of $1.1 million), or 35.0% of total rental income earned in the period.  For the prior year period, the comparable rental income derived from Sears or Kmart occupied stores was $33.6 million, or approximately 70.3% of total rental income earned in the period.

-

Rental income attributable to diversified, non-Sears tenants was $21.4 million (excluding straight-line rental income and amortization of above and below market leases of $4.4 million), or 65.0% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to diversified, non-Sears tenants was $14.2 million, or approximately 29.7% of total rental income earned in the period.

-

Straight-line rent was $5.6 million as compared to $0.4 million for the prior year period. The prior year period straight-line rental income was lower primarily due to the accelerated amortization of accrued rental revenues related to the straight-line method of reporting that were deemed uncollectable as result of recapture and termination activity under the Original Master Lease.

For the six months ended June 30, 2019:

-

The Company recognized total rental income of $82.3 million as compared to $102.1 million for the six months ended June 30, 2018.  The $19.8 million decrease was driven primarily by lower rental income of $37.3 derived from Sears or Kmart occupied stores, offset by (i) increased non-Sears, diversified rental income of $11.6 million and (ii) increased straight-line rent of $6.1 million.

-

Rental income derived from Sears or Kmart occupied stores was $32.2 million (excluding straight-line rental income of $1.6 million), or 44.1% of total rental income earned in the period.  For the prior year period, the comparable rental income derived from Sears or Kmart occupied stores was $69.5 million, or approximately 70.4% of total rental income earned in the period.

-

Rental income attributable to diversified, non-Sears tenants was $40.9 million (excluding straight-line rental income and amortization of above and below market leases of $9.2 million), or 55.9% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to diversified, non-Sears tenants was $29.3 million, or approximately 29.6% of total rental income earned in the period.

-

Straight-line rent was $9.0 million as compared to $2.8 million for the prior year period. The prior year period straight-line rental income was lower primarily due to the accelerated amortization of accrued rental revenues related to the straight-line method of reporting that were deemed uncollectable as result of recapture and termination activity under the Original Master Lease.

Property Operating Expenses

The Company incurs certain property operating and real estate tax expenses.

For the three months ended June 30, 2019, the Company incurred property operating and real estate tax expenses totaling $19.5 million as compared to $15.7 million in the prior year period. For the six months ended June 30, 2019, the Company incurred property operating and real estate tax expenses totaling $39.9 million as compared to $34.4 million in the prior year period. In both periods, the increase in the current year was primarily due to the Company directly incurring utility and other operating expenses at certain properties vacated by Sears or Kmart for the applicable tenant paid such expenses directly during the prior year.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets.

For the three months ended June 30, 2019, the Company incurred depreciation and amortization expenses of $20.2 million as compared to depreciation and amortization expenses of $49.6 million in the prior year period. The decrease of $29.4 million was due primarily to (i) a reduction of $26.8 million in accelerated amortization attributable to certain lease intangible assets and (ii) approximately $4.7 million of lower scheduled amortization resulting from an increase in fully-amortized lease intangibles.

For the six months ended June 30, 2019, the Company incurred depreciation and amortization expenses of $46.4 million as compared to depreciation and amortization expenses of $84.2 million in the prior year period. The decrease of $37.8 million was due primarily to (i) a reduction of $25.9 million in accelerated amortization attributable to certain lease intangible assets and (ii) approximately $12.9 million of lower scheduled amortization resulting from an increase in fully-amortized lease intangibles.

Accelerated amortization results from the recapture of space from, or the termination of space by, Sears Holdings or Holdco. Such recaptures and terminations are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

For the three months ended June 30, 2019, the Company incurred general and administrative expenses of $8.3 million compared to general and administrative expenses of $8.7 million for the prior year period.

For the six months ended June 30, 2019, the Company incurred general and administrative expenses of $18.1 million compared to general and administrative expenses of $16.5 million for the prior year period.  The $1.6 million increase was driven primarily by increased compensation and related costs resulting from an increase in personnel as well as certain legal and advisory fees related to the Sears Bankruptcy.

Gain on Sale of Real Estate

During the three months ended June 30, 2019, the Company:

-

Sold four properties for aggregate consideration of $18.7 million and recorded gain totaling $4.4 million, which is included in gain on sale of real estate within the condensed consolidated statement of operations; and

-	Exchanged one owned land parcel for a land parcel of approximately equal size owned by an adjacent land owner and recorded a gain of $7.2 million.

During the six months ended June 30, 2019, in addition to the transactions described above, the Company:

-

Sold seven properties for aggregate consideration of $29.5 million and recorded gains totaling $17.7 million which is included in gain on the sale of real estate within the condensed consolidated statement of operations; and

-

Contributed its property located in Cockeysville, MD to the Cockeysville JV for a contribution value of $12.5 million and recorded a gain of $3.8 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

During the three months ended June 30, 2018, the Company:

-

Sold one property located in Hagerstown, MD for $11.5 million and recorded a gain of $2.8 million which is included in gain on the sale of real estate within the condensed consolidated statements of operations; and

-

Contributed its property located in San Diego, CA to the UTC JV for a gross contribution value of $68.0 million and recorded a gain of $28.3 million. which is included in gain on the sale of real estate within the condensed consolidated statements of operations; and

-

Contributed its property located in West Hartford, CT to the West Hartford JV for a gross contribution value of $25.0 million and recorded a gain of $1.2 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

During the six months ended June 30, 2018, in addition to the transactions described above, the Company:

-	Sold four former Kmart stores for $13.5 million and recorded a gain of $2.1 million which is included in gain on the sale of real estate within the condensed consolidated statements of operations; and
-

Contributed its property located in Santa Monica, CA to the Mark 302 JV for a gross contribution value of $90.0 million and recorded a gain of $38.8 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

Interest Expense

For the three months ended June 30, 2019, the Company incurred $22.1 million of interest expense (net of amounts capitalized) as compared to interest expense of $17.9 million for the prior year period.  The increase in interest expense is driven by higher average borrowings and interest rates under the Term Loan Facility.

For the six months ended June 30, 2019, the Company incurred $45.6 million of interest expense (net of amounts capitalized) as compared to interest expense of $34.3 million for the prior year period.  The increase in interest expense is driven by higher average borrowings and interest rates under the Term Loan Facility.

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent.  Our primary uses of cash include payment of operating expenses, debt service, and reinvestment in and redevelopment of properties.  We believe that we currently have sufficient liquidity to fund such uses in the form of, as of June 30, 2019, (i) $325.5 million of unrestricted cash and (ii) our $400 million Incremental Funding Facility (subject to certain conditions as described in Note 6 - Debt).  We may also raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as through asset sales or joint ventures.

Summary of Cash Flows

Net cash used in operating activities was $26.5 million for the six months ended June 30, 2019 compared to net cash provided by operating activities of $16.2 million for the six months ended June 30, 2018.  Significant changes in the components of net cash provided by operating activities include:

-

In 2019, a decrease in operating cash inflows due to net reductions in rental income derived from stores occupied by Sears or Kmart and an increase in unleased properties, partially offset by additional, diversified, non-Sears income.

Net cash used in investing activities was $146.9 million for the six months ended June 30, 2019 compared to $5.1 million for the six months ended June 30, 2018.  Significant components of net cash used in investing activities include:

-

In 2019, development of real estate and property improvements of ($182.6) million and investments in unconsolidated joint ventures of ($19.6) million, partially offset by $53.8 million of net proceeds from the sale of real estate; and

-	In 2018, development of real estate and property improvements of ($142.0) million, partially offset by $134.6 million of net proceeds from the sale of real estate.

Net cash used by financing activities was $33.9 million for the six months ended June 30, 2019 compared to $161.5 million for the six months ended June 30, 2018. Significant components of net cash used in financings activities include:

-	In 2019, cash distributions to common stockholders and holders of Operating Partnership units, ($28.0) million;
-	In 2019, cash payments of preferred dividends, ($2.5) million;
-	In 2018, repayment of mortgage loan payables, ($131.4) million; and
-	In 2018, cash distributions to common stockholders and holders of Operating Partnership units, ($27.9) million.

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

The Company’s Board of Trustees declared the following preferred stock dividends during 2019 and 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2019
July 23	September 30	October 15, 2019	$0.43750
April 30	June 28	July 15	0.43750
February 25	March 29	April 15	0.43750
2018
October 23	December 31	January 14, 2019	$0.43750
July 24	September 28	October 15	0.43750
April 24	June 29	July 16	0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of June 30, 2019, and December 31, 2018, we did not have any off-balance sheet financing arrangements.

Capital Expenditures

We do not currently anticipate incurring material expenses related to maintenance capital expenditures, tenant improvement costs or leasing commissions, outside of those associated with retenanting and redevelopment projects as described below.

During the six months ended June 30, 2019, we incurred maintenance capital expenditures of approximately $1.6 million that were not associated with retenanting and redevelopment projects.

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

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings Corporation, Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York against, among others, Edward S. Lampert, ESL Investments, Inc. and certain of its affiliates and investors, Fairholme Capital Management, L.L.C., certain members of the Sears Holdings board of directors, the Company, the Operating Partnership, and certain of our affiliates and subsidiaries (the Company, the Operating Partnership, and certain of our affiliates and subsidiaries collectively, the “Seritage Defendants”). The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD).

The Litigation alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings. The challenged transactions include the July 2015 transactions giving rise to Seritage, the execution of the master lease with Sears Holdings, and the acquisition of real estate from Sears Holdings. The Litigation alleges, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid. The Litigation seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015, return of the proceeds of the transactions between Sears Holdings and Seritage, or (ii) in the alternative, payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property. The Litigation is at its early stages, and the defendants thereto have not yet filed a response to the complaint described above. The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

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

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied, or formerly occupied, by Sears or Kmart into multi-tenant properties occupied by a diversity of retailers and related concepts.  The table below provides a brief description of each of the 87 new redevelopment projects originated on the Seritage platform as of June 30, 2019.  These projects represent an estimated total investment of $1,550-1,630 million ($1,430-1,510 million at share), of which an estimated $835-910 million ($775-850 million at share) remains to be spent.

Total Project Costs under $10 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and Escape Room	29,100	Complete
Merrillville, IN	Termination property; redevelop existing store for At Home and small shop retail	132,000	Complete
Elkhart, IN	Termination property; existing store has been released to Big R Stores	86,500	Complete
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	8,200	Complete
Troy, MI	Partial recapture; redevelop existing store for At Home	100,000	Complete
Rehoboth Beach, DE	Partial recapture; redevelop existing store for andThat! and PetSmart	56,700	Complete
Henderson, NV	Termination property; redevelop existing store for At Home, Seafood City, Blink Fitness and additional retail	144,400	Complete
Cullman, AL	Termination property; redevelop existing store for Bargain Hunt, Tractor Supply and Planet Fitness	99,000	Complete
Jefferson City, MO	Termination property; redevelop existing store for Orscheln Farm and Home	96,000	Complete
Guaynabo, PR	Partial recapture; redevelop existing store for Planet Fitness, Capri and additional retail and restaurants	56,100	Complete
Westwood, TX	Termination property; site has been leased to Sonic Automotive for an auto dealership	213,600	Complete
Florissant, MO	Site densification; new outparcel for Chick-fil-A	5,000	Complete
Albany, NY	Recapture and repurpose auto center space for BJ's Brewhouse, Ethan Allen and additional small shop retail	28,000	Substantially complete
Kearney, NE	Termination property; redevelop existing store for Marshall's, PetSmart, Ross Dress for Less and Five Below	92,500	Substantially complete
Dayton, OH	Recapture and repurpose auto center space for Outback Steakhouse and additional restaurants	14,100	Substantially complete
New Iberia, LA	Termination property; redevelop existing store for Ross Dress for Less, Rouses Supermarkets, Hobby Lobby and small shop retail	93,100	Substantially complete
Hopkinsville, KY	Termination property; redevelop existing store for Bargain Hunt, Farmer's Furniture, Harbor Freight Tools and small shop retail	87,900	Substantially complete
Mt. Pleasant, PA	Termination property; redevelop existing store for Aldi, Big Lots and additional retail	86,300	Substantially complete
Layton, UT	Termination property; a portion of the space has been leased to Extra Space Storage; existing tenants include Vasa Fitness and small shop retail	172,100	Substantially complete
St. Clair Shores, MI	100% recapture; demolish existing store and develop site for new Kroger grocery store	107,200	Delivered to tenant(s)
Gainesville, FL	Termination property; repurpose existing store as office space for Florida Clinical Practice Association / University of Florida College of Medicine	139,100	Delivered to tenant(s)
North Little Rock, AR	Recapture and repurpose auto center space for LongHorn Steakhouse and small shop retail	17,300	Delivered to tenant(s)
Houston, TX	100% recapture; entered into ground lease with adjacent mall owner; potential to participate in future redevelopment	214,400	Delivered to tenant(s)
Oklahoma City, OK	Site densification; new fitness center for Vasa Fitness	59,500	Delivered to tenant(s)
Greensboro, NC	Site densification; new outparcel for Mavis Tires	6,900	Q1 2020	Q4 2020
Middletown, NJ	Termination property; redevelop site for new ShopRite grocery store and additional retail	191,100	Q1 2020	Q2 2021
Hagerstown, MD	Recapture and repurpose auto center space for BJ's Brewhouse, Verizon and additional retail	15,400	Sold
Hampton, VA	Site densification; new outparcel for Chick-fil-A	2,200	Sold

Total Project Costs $10 - $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Braintree, MA	100% recapture; redevelop existing store for Nordstrom Rack, Saks OFF 5th and additional retail	90,000	Complete
Honolulu, HI	100% recapture; redevelop existing store for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	Complete
Anderson, SC	100% recapture (project expansion); redevelop existing store for Burlington Stores, Gold's Gym, Sportsman's Warehouse, additional retail and restaurants	111,300	Complete
Springfield, IL	Termination property; redevelop existing store for Burlington Stores, Binny's Beverage Depot, Marshall's, Orangetheory Fitness, Outback Steakhouse, Core Life Eatery and additional small shop retail	133,400	Complete
Madison, WI	Partial recapture; redevelop existing store for Dave & Busters, Total Wine & More, additional retail and restaurants	75,300	Substantially complete
Paducah, KY	Termination property; redevelop existing store for Burlington Stores, Ross Dress for Less and additional retail	102,300	Substantially complete
Thornton, CO	Termination property; redevelop existing store for Vasa Fitness and additional junior anchors	191,600	Substantially complete
Cockeysville, MD	Partial recapture; redevelop existing store for HomeGoods, Michael's Stores, additional junior anchors and restaurants (note: contributed to Cockeysville JV in Q1 2019)	83,500	Substantially complete
Warwick, RI	Termination property (project expansion); redevelop existing store and detached auto center for At Home, BJ's Brewhouse, Raymour & Flanigan, additional retail and restaurants	190,700	Substantially complete
Temecula, CA	Partial recapture; redevelop existing store and detached auto center for Round One, small shop retail and restaurants	65,100	Substantially complete
Hialeah, FL	100% recapture; redevelop existing store for Bed, Bath & Beyond, Ross Dress for Less and dd's Discounts to join current tenant, Aldi	88,400	Substantially complete
North Hollywood, CA	Partial recapture; redevelop existing store for Burlington Stores and Ross Dress for Less	79,800	Substantially complete
West Jordan, UT	Termination property (project expansion); redevelop existing store and attached auto center for At Home, Burlington Stores, Planet Fitness and small shop retail	190,300	Substantially complete
Salem, NH	Densify site with new theatre for Cinemark and recapture and repurpose auto center for restaurant space to join existing tenant Dick's Sporting Goods	71,200	Delivered to tenant(s)
Fairfax, VA	Partial recapture; redevelop existing store and attached auto center for Dave & Busters, additional junior anchors and restaurants	110,300	Delivered to tenant(s)
Canton, OH	Partial recapture; redevelop existing store for Dave & Busters and restaurants	83,900	Delivered to tenant(s)
North Riverside, IL	Partial recapture; redevelop existing store and detached auto center for Blink Fitness, Round One, additional junior anchors, small shop retail and restaurants	103,900	Delivered to tenant(s)
Olean, NY	Termination property (project expansion); redevelop existing store for Marshall's, Ollie's Bargain Basement and additional retail	125,700	Delivered to tenant(s)
Las Vegas, NV	Partial recapture; redevelop existing store for Round One and additional retail	78,800	Underway	Q3 2019
Roseville, MI	Termination property (project expansion); redevelop existing store for At Home, Hobby Lobby, Chick-fil-A and additional retail	369,800	Underway	Q3 2019
Warrenton, VA	Termination property; redevelop existing store for HomeGoods and additional retail	97,300	Underway	Q3 2019
North Miami, FL	100% recapture; redevelop existing store for Burlington Stores, Michael's and Ross Dress for Less	124,300	Underway	Q4 2019
Yorktown Heights, NY	Partial recapture; redevelop existing store for 24 Hour Fitness and other retail uses	85,200	Underway	Q4 2019
Charleston, SC	100% recapture (project expansion); redevelop existing store and detached auto center for Burlington Stores and additional retail	126,700	Underway	Q4 2019
Chicago, IL (Kedzie)	Termination property; redevelop existing store for Ross Dress for Less, dd's Discounts, Five Below, Blink Fitness and additional retail	123,300	Underway	Q4 2019
El Paso, TX	Termination property; redevelop existing store for Ross Dress for Less, dd's Discounts and additional retail	114,700	Underway	Q4 2019
Reno, NV	100% recapture; redevelop existing store and auto center for Round One and additional retail	169,800	Underway	Q4 2019
Pensacola, FL	Termination property; redevelop existing store for BJ's Wholesale, additional retail and restaurants	134,700	Underway	Q1 2020
Fresno, CA	Partial recapture, redevelop existing store and detached auto center for Ross Dress for Less, dd's Discounts and additional retail	78,300	Underway	Q1 2020
Manchester, NH	Termination property; redevelop existing store for Dick's Sporting Goods, Dave & Busters, additional retail and restaurants	117,700	Underway	Q3 2020
Victor, NY	Termination property, redevelop existing store for Dick's Sporting Goods and additional retail	140,500	Underway	Q3 2020
Merced, CA	Termination property; redevelop existing store for Burlington Stores, Ulta Beauty and additional retail	92,600	Q3 2019	Q1 2021
Santa Cruz, CA	Partial recapture; redevelop existing store for TJ Maxx, HomeGoods and additional junior anchors	62,200	Sold
Vancouver, WA	Partial recapture; redevelop existing store for Round One, Hobby Lobby and additional retail and restaurants	72,400	Sold
Saugus, MA	Partial recapture; redevelop existing store and detached auto center (temporarily on hold)	99,000	To be determined

Total Project Costs over $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Memphis, TN	100% recapture; demolish and construct new buildings for LA Fitness, Nordstrom Rack, Ulta Beauty, Hopdoddy Burger Bar and additional retail and restaurants	135,200	Complete
St. Petersburg, FL	100% recapture; demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart, Five Below, Chili's Grill & Bar, Pollo Tropical, LongHorn Steakhouse, Verizon and additional small shop retail and restaurants	142,400	Complete
Orlando, FL	100% recapture; demolish and construct new buildings for Floor & Decor, Orchard Supply Hardware, LongHorn Steakhouse, Mission BBQ, Olive Garden and additional small shop retail and restaurants	139,200	Substantially complete
West Hartford, CT	100% recapture; redevelop existing store and detached auto center for buybuyBaby, Cost Plus World Market, REI, Saks OFF Fifth, other junior anchors, Shake Shack and additional small shop retail (note: contributed to West Hartford JV in Q2 2018)	147,600	Substantially complete
Wayne, NJ	Partial recapture (project expansion); redevelop existing store and detached auto center for Cinemark, Dave & Busters, Yardhouse and additional retail and restaurants (note: contributed to GGP II JV in Q3 2017)	156,700	Delivered to tenant(s)
Carson, CA	100% recapture (project expansion); redevelop existing store for Burlington Stores, Ross Dress for Less, Gold's Gym and additional retail	163,800	Delivered to tenant(s)
Greendale, WI	Termination property; redevelop existing store and attached auto center for Dick's Sporting Goods, Round One, TJ Maxx, additional retail and restaurants	223,800	Delivered to tenant(s)
Watchung, NJ	100% recapture; demolish full-line store and detached auto center and construct new buildings for Cinemark, HomeSense, Sierra Trading Post, Ulta Beauty, Chick-fil-A, small shop retail and additional restaurants	126,700	Delivered to tenant(s)
Austin, TX	100% recapture (project expansion); redevelop existing store for AMC Theatres, additional junior anchors and restaurants	177,400	Underway	Q3 2019
El Cajon, CA	100% recapture; redevelop existing store and auto center for Ashley Furniture, Bob's Discount Furniture, Burlington Stores and additional retail and restaurants; a portion of the basement has been leased to Extra Space Storage	242,700	Underway	Q3 2019
Anchorage, AK	100% recapture; redevelop existing store for Safeway, Guitar Center, Planet Fitness and additional retail to join current tenant, Nordstrom Rack	142,500	Underway	Q4 2019
Aventura, FL	100% recapture; demolish existing store and construct new, multi-level open air retail destination featuring a leading collection of experiential shopping, dining and entertainment concepts alongside a treelined esplanade and activated plazas	216,600	Underway	Q4 2019
East Northport, NY	Termination property; redevelop existing store and attached auto center for AMC Theatres, 24 Hour Fitness, additional junior anchors and small shop retail	179,700	Underway	Q4 2019
San Diego, CA	100% recapture; redevelop existing store into two highly-visible, multi-level buildings with exterior facing retail space leased to Equinox Fitness and a premier mix of experiential shopping, dining, and entertainment concepts (note: contributed to UTC JV in Q2 2018)	206,000	Underway	Q4 2019
Santa Monica, CA	100% recapture; redevelop existing building into premier, mixed-use asset featuring unique, small-shop retail and creative office space (note: contributed to Mark 302 JV in Q1 2018)	96,500	Underway	Q4 2019
Tucson, AZ	100% recapture; redevelop existing store and auto center for Round One and additional retail	224,300	Underway	Q4 2019
Fairfield, CA	100% recapture (project expansion); redevelop existing store and auto center for Dave & Busters, AAA Auto Repair Center and additional retail	146,500	Underway	Q1 2020
Plantation, FL	100% recapture (project expansion); redevelop existing store and auto center for GameTime, Powerhouse Gym, additional retail and restaurants	184,400	Underway	Q1 2020
Roseville, CA	Termination property (project expansion): redevelop existing store and auto center for Cinemark, Round One, AAA Auto Repair Center, additional retail and restaurants	147,400	Underway	Q2 2020
San Antonio, TX	Termination property (project expansion); redevelop existing store for Bed Bath & Beyond, buybuyBaby, Tru Fit and additional retail to complement repurposed auto center occupied by Orvis, Jared's Jeweler and Shake Shack	215,900	Underway	Q2 2020
Ft. Wayne, IN	Termination property (project expansion); redevelop existing store for Dave & Buster's, HomeGoods and additional retail to complement new outparcels for BJ's Brewhouse, Chick-fil-A and Portillo's	96,400	Underway	Q4 2020
Orland Park, IL	100% recapture; redevelop existing store for AMC Theatres, 24 Hour Fitness, additional retail and restaurants	181,900	Q3 2019	Q4 2020
Hialeah, FL	100% recapture (project expansion); redevelop existing store and auto center for Paragon Theaters, Ulta Beauty, Five Below, Panera Bread and additional retail and restaurants	158,100	Q3 2019	Q2 2021
Asheville, NC	100% recapture; redevelop existing store and auto center for Alamo Drafthouse, restaurants and small shop retail	110,600	Q4 2019	Q2 2021

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the six months ended June 30, 2019, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 842, Leases, described in Note 2 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

Funds from Operations ("FFO") and Company FFO

We define FFO using the definition set forth by the National Association of REITs, or NAREIT, which may not be comparable to measures calculated by other companies who do not use the NAREIT definition of FFO.  FFO is calculated as net income computed in accordance with GAAP, excluding gains (or losses) from property sales, real estate related depreciation and amortization, and impairment charges on depreciable real estate assets.

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

The following table reconciles NOI and Total NOI to GAAP net income (loss) for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
NOI and Total NOI	2019	2018	2019	2018
Net (loss) income	$(25,885)	$(10,602)	$(36,779)	$5,599
Termination fee income	—	—	—	(174)
Management and other fee income	(1,814)	(914)	(2,096)	(914)
Depreciation and amortization	20,194	49,551	46,410	84,218
General and administrative expenses	8,297	8,673	18,056	16,470
Equity in loss of unconsolidated joint ventures	9,944	2,158	8,722	4,740
Gain on sale of real estate	(11,612)	(34,187)	(32,873)	(76,018)
Interest and other income	(2,175)	(456)	(4,773)	(1,136)
Interest expense	22,141	17,862	45,595	34,281
Change in fair value of interest rate cap	—	172	—	7
Provision for income taxes	146	240	123	344
NOI	$19,236	$32,497	$42,385	$67,417
NOI of unconsolidated joint ventures	2,849	5,007	7,159	9,765
Straight-line rent adjustment (1)	(5,923)	(606)	(8,903)	(3,174)
Above/below market rental income/expense (1)	(1,517)	(438)	(1,718)	(669)
Total NOI	$14,645	$36,460	$38,923	$73,339

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles FFO and Company FFO to GAAP net income (loss) for the for the three and six months ended June 30, 2019 and June 30, 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO and Company FFO	2019	2018	2019	2018
Net (loss) income	$(25,885)	$(10,602)	$(36,779)	$5,599
Real estate depreciation and amortization (consolidated properties)	19,800	48,985	45,375	83,098
Real estate depreciation and amortization (unconsolidated joint ventures)	12,755	3,516	15,382	7,309
Gain on sale of real estate	(11,612)	(34,187)	(32,873)	(76,018)
Dividends on preferred shares	(1,225)	(1,225)	(2,450)	(2,453)
FFO attributable to common shareholders and unitholders	$(6,167)	$6,487	$(11,345)	$17,535
Termination fee income	—	—	—	(174)
Change in fair value of interest rate cap	—	172	—	7
Amortization of deferred financing costs	105	1,870	223	3,590
Company FFO attributable to common shareholders and unitholders	$(6,062)	$8,529	$(11,122)	$20,958

FFO per diluted common share and unit	$(0.11)	$0.12	$(0.20)	$0.31
Company FFO per diluted common share and unit	$(0.11)	$0.15	$(0.20)	$0.38

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	36,291	35,483	35,983	35,588
Weighted average OP units outstanding	19,515	20,158	19,815	20,188
Weighted average common shares and units outstanding	55,806	55,641	55,798	55,776

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2018 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of June 30, 2019, we had $1.60 billion of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility that is not subject to interest rate fluctuations.

Fair Value of Debt

As of June 30, 2019, the estimated fair value of our debt was $1.60 billion.  The estimated fair value of our debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, plaintiffs Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York naming us and certain of our affiliates, as well as affiliates of ESL and Sears Holdings, as defendants. The Litigation alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings.  The challenged transactions include the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings.  The Litigation alleges, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid.  The Litigation seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015 and return of the proceeds of the transactions between Sears Holdings and Seritage, or, in the alternative, (ii) payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property.  The Litigation is at its early stages, and the defendants thereto have not yet filed a response to the complaint described above.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	SEC Document Reference

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: August 2, 2019	/s/ Benjamin Schall
	By:	Benjamin Schall
President and Chief Executive Officer

Dated: August 2, 2019	/s/ Brian Dickman
	By:	Brian Dickman
Executive Vice President and Chief Financial Officer