Form 10-Q
period 2019-09-30
Seritage Growth Properties
filed 2019-11-01
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of October 30, 2019, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	36,828,522
Class B common shares of beneficial interest, par value $0.01 per share	1,247,060
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2019

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Investment in real estate
Land	$673,055	$696,792
Buildings and improvements	1,007,738	900,173
Accumulated depreciation	(136,423)	(137,947)
	1,544,370	1,459,018
Construction in progress	363,695	292,049
Net investment in real estate	1,908,065	1,751,067
Real estate held for sale	10,213	3,094
Investment in unconsolidated joint ventures	429,143	398,577
Cash and cash equivalents	232,320	532,857
Tenant and other receivables, net	57,186	36,926
Lease intangible assets, net	91,013	123,656
Prepaid expenses, deferred expenses and other assets, net	65,258	29,899
Total assets	$2,793,198	$2,876,076

LIABILITIES AND EQUITY
Liabilities
Term Loan Facility, net	$1,598,382	$1,598,053
Accounts payable, accrued expenses and other liabilities	115,607	127,565
Total liabilities	1,713,989	1,725,618

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 36,828,522 and 35,667,521 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	368	357
Class B common shares $0.01 par value; 5,000,000 shares authorized; 1,247,060 and 1,322,365 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	12	13
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018; liquidation preference of $70,000	28	28
Additional paid-in capital	1,145,854	1,124,504
Accumulated deficit	(392,837)	(344,132)
Total shareholders' equity	753,425	780,770
Non-controlling interests	325,784	369,688
Total equity	1,079,209	1,150,458
Total liabilities and equity	$2,793,198	$2,876,076

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
REVENUE
Rental revenue	$46,833	$56,478	$129,108	$158,611
Management and other fee income	795	115	2,891	1,029
Total revenue	47,628	56,593	131,999	159,640
EXPENSES
Property operating	11,462	6,348	31,001	20,122
Real estate taxes	9,164	12,199	29,515	32,797
Depreciation and amortization	21,593	49,830	68,003	134,048
General and administrative	8,130	8,338	26,186	24,808
Provision for doubtful accounts		87	—	257
Total expenses	50,349	76,802	154,705	212,032
Gain on sale of real estate, net	12,445	17,401	45,318	93,419
Equity in loss of unconsolidated joint ventures	(5,616)	(2,266)	(14,338)	(7,006)
Interest and other income	1,416	1,162	6,189	2,298
Interest expense	(22,046)	(30,723)	(67,641)	(65,004)
Change in fair value of interest rate cap	—	(16)	—	(23)
Loss before taxes	(16,522)	(34,651)	(53,178)	(28,708)
Provision for taxes	40	(93)	(83)	(437)
Net loss	(16,482)	(34,744)	(53,261)	(29,145)
Net loss attributable to non-controlling interests	5,604	12,528	18,513	10,486
Net loss attributable to Seritage	$(10,878)	$(22,216)	$(34,748)	$(18,659)
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,678)
Net loss attributable to Seritage common shareholders	$(12,103)	$(23,441)	$(38,423)	$(22,337)

Net loss per share attributable to Seritage Class A and Class C common shareholders - Basic	$(0.33)	$(0.66)	$(1.06)	$(0.63)
Net loss per share attributable to Seritage Class A and Class C common shareholders - Diluted	$(0.33)	$(0.66)	$(1.06)	$(0.63)
Weighted average Class A and Class C common shares outstanding - Basic	36,829	35,598	36,268	35,535
Weighted average Class A and Class C common shares outstanding - Diluted	36,829	35,598	36,268	35,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

	Class A Common		Class B Common		Class C Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2018	32,416	$324	1,329	$13	3,151	$31	2,800	$28	$1,116,060	$(229,760)	$434,164	$1,320,860
Net loss	—	—	—	—	—	—	—	—	—	(18,659)	(10,486)	(29,145)
Common dividends and distributions declared ($0.75 per share and unit)	—	—	—	—	—	—	—	—	—	(26,995)	(15,114)	(42,109)
Preferred dividends declared ($1.3125 per share)										(3,678)	—	(3,678)
Vesting of restricted share units	2	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	5,589	—	—	5,589
Preferred stock offering costs	—	—	—	—	—	—	—	—	(113)	—	—	(113)
Share class exchanges, net (3,151,131 common shares)	3,151	32	—	—	(3,151)	(31)	—	—	—	—	—	1
Share class surrenders (6,501 common shares)	—	—	(7)	—	—	—	—	—	—	—	—	—
OP Unit exchanges (98,923 units)	99	1	—	—	—	—	—	—	2,925	—	(2,926)	—
Balance at September 30, 2018	35,668	$357	1,322	$13	—	$—	2,800	$28	$1,124,461	$(279,092)	$405,638	$1,251,405

Balance at January 1, 2019	35,668	$357	1,322	$13	—	$—	2,800	$28	$1,124,504	$(344,132)	$369,688	$1,150,458
Net loss	—	—	—	—	—	—	—	—	—	(34,748)	(18,513)	(53,261)
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	—	—	(1,286)	—	(1,286)
Common dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	—	—	(8,996)	(5,030)	(14,026)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	—	—	—	—	(3,675)		(3,675)
Vesting of restricted share units	15	—	—	—	—	—	—	—	(3,523)	—	—	(3,523)
Share-based compensation	—	—	—	—	—	—	—	—	4,522	—	—	4,522
Share class surrenders	—	—	(75)	(1)	—	—	—	—	1	—	—	—
OP Unit exchanges (1,145,735 units)	1,146	11	—	—	—	—	—	—	20,350	—	(20,361)	—
Balance at September 30, 2019	36,829	$368	1,247	$12	—	$—	2,800	$28	$1,145,854	$(392,837)	$325,784	$1,079,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

	Class A Common		Class B Common		Class C Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at July 1, 2018	35,679	$356	1,322	$13	1	$—	2,800	$28	$1,122,251	$(246,650)	$423,196	$1,299,194
Net loss	—	—	—	—	—	—	—	—	—	(22,216)	(12,528)	(34,744)
Common dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	—	—	(9,001)	(5,030)	(14,031)
Preferred dividends declared ($0.4375 per share)										(1,225)	—	(1,225)
Vesting of restricted share units	(12)	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	2,210	—	—	2,210
Preferred stock offering costs	—	—	—	—	(1)	—	—	—	—	—	—	—
Share class exchanges, net (850 common shares)	1	1	—	—	—	—	—	—	—	—	—	1
Share class surrenders (6,501 common shares)	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2018	35,668	$357	1,322	$13	—	$—	2,800	$28	$1,124,461	$(279,092)	$405,638	$1,251,405

Balance at July 1, 2019	36,829	$368	1,247	$12	—	$—	2,800	$28	$1,144,458	$(380,734)	$331,388	$1,095,520
Net loss	—	—	—	—	—	—	—	—	—	(10,878)	(5,604)	(16,482)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	—	—	—	—	—	—	—	—	(111)	—	—	(111)
Share-based compensation	—	—	—	—	—	—	—	—	1,507	—	—	1,507
Balance at September 30, 2019	36,829	$368	1,247	$12	—	$—	2,800	$28	$1,145,854	$(392,837)	$325,784	$1,079,209

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(53,261)	$(29,145)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	14,338	7,006
Distributions from unconsolidated joint ventures	821
Gain on sale of real estate, net	(45,318)	(93,419)
Unrealized loss on interest rate cap	-	23
Share-based compensation	4,234	5,589
Depreciation and amortization	68,003	134,048
Amortization of deferred financing costs	329	10,221
Amortization of above and below market leases, net	(382)	(590)
Straight-line rent adjustment	(15,625)	(1,750)
Change in operating assets and liabilities
Tenants and other receivables	(1,518)	(2,262)
Prepaid expenses, deferred expenses and other assets	(7,866)	(14,092)
Accounts payable, accrued expenses and other liabilities	(2,104)	(1,333)
Net cash (used in) provided by operating activities	(38,349)	14,296
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated joint ventures	(32,710)	(19,522)
Distributions from unconsolidated joint ventures	1,744	11,889
Net proceeds from sale of real estate	83,142	170,692
Development of real estate	(279,142)	(210,335)
Net cash used in investing activities	(226,966)	(47,276)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of mortgage loans payable	-	(1,210,561)
Repayment of Unsecured Term Loan	-	(145,000)
Proceeds from Term Loan Facility	-	1,600,000
Payment of deferred financing costs	-	(2,205)
Payment of preferred offering costs	-	(113)
Purchase of shares related to stock grant recipients' tax withholdings	(3,523)	-
Preferred dividends paid	(3,675)	(2,886)
Common dividends paid	(17,964)	(26,780)
Non-controlling interests distributions paid	(10,060)	(15,088)
Net cash (used in) provided by financing activities	(35,222)	197,367
Net (decrease) increase in cash, cash equivalents, and restricted cash	(300,537)	164,387
Cash, cash equivalents, and restricted cash, beginning of period	532,857	417,234
Cash, cash equivalents, and restricted cash, end of period	$232,320	$581,621

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$85,244	$74,475
Capitalized interest	20,641	17,336
Income taxes paid	172	437
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$22,580	$25,604
Common dividends and OP unit distributions declared and unpaid	-	14,031
Preferred dividends declared and unpaid	1,225	1,225
Decrease in real estate, net resulting from deconsolidated properties		(156,568)
Real estate, net	(17,237)	-
Lease intangibles, asset	(26)	-
Tenants and other receivables, net	(2)	-
Prepaid expenses, deferred expenses and other assets, net	(84)	-
Accounts payable, accrued expenses and other liabilities	6	-
Transfer to real estate assets held for sale	7,119	15,144
Transfer of below market asset to right of use asset	(11,005)	-
Recording of right of use assets	19,373	-
Recording of lease liabilities	(8,368)	-
Property delivered in exchange	(2,075)	-
Property received in exchange	11,326	-
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	232,320	581,621
Restricted cash	-	-
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$232,320	$581,621

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

As of September 30, 2019, the Company’s portfolio consisted of interests in 217 properties totaling approximately 34.4 million square feet of gross leasable area (“GLA”), including 189 wholly owned properties totaling approximately 29.6 million square feet of GLA across 44 states and Puerto Rico (the “Wholly Owned Properties), and interests in 28 joint venture properties totaling approximately 4.8 million square feet of GLA across 14 states (the “JV Properties”).

As of September 30, 2019, the Company leased space at 49 Wholly Owned Properties to Holdco pursuant to the Holdco Master Lease and also leased space to Holdco at three JV Properties (the “Holdco JV Leases”).  Under the Holdco Master Lease and the Holdco JV Leases, the Company has the right to recapture certain space at each property occupied by Holdco for retenanting or redevelopment purposes.  Under the Holdco Master Lease and the Holdco JV Leases, Holdco also has rights to terminate leases at individual locations subject to certain parameters (see Note 5).

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2018.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Operating results of three months and nine months ended September 30, 2019 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2019.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

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

If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting.  Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting.  The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. As of September 30, 2019 and December 31, 2018, the Company has several unconsolidated VIEs in the form of joint ventures (see Note 4). The Company does not consolidate these entities because the Company is not the primary beneficiary and the nature of its involvement in the activities of these entities does not give the Company power over decisions that significantly affect these entities’ economic performance.

As of September 30, 2019, the Company holds a 66.0% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the consolidated balance sheet.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

Reclassification

Upon adoption of the new lease standard, rental recoveries for 2018 have been reclassified to rental revenues in the condensed consolidated statements of operations to conform to the 2019 financial statement presentation.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No impairment losses were recognized for the three months and nine months ended September 30, 2019 or September 30, 2018.

During the three months ended September 30, 2019, the Company sold five properties and recognized gain on sale of real estate of $12.4 million and during the nine months ended September 30, 2019, the Company sold 16 properties and recognized gain on sale of real estate of $34.5 million.  In June 2019, the Company also exchanged a portion of one land parcel for two parcels of land parcel of approximately equal size and recorded a gain of $6.9 million.

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

As of September 30, 2019, three properties were classified as held for sale with assets of $10.2 million and no liabilities, and as of December 31, 2018, one property was classified as held for sale with assets of $3.1 million and no liabilities.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the three months and nine months ended September 30, 2019 or September 30, 2018.

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

As of September 30, 2019 and December 31, 2018, the Company did not have any restricted cash.  Restricted cash accounts were closed in conjunction with the full repayment of the Mortgage Loans and the Future Funding Facility on July 31, 2018.

Tenant and Other Receivables

Accounts receivable includes unpaid amounts billed to tenants, accrued revenues for future billings to tenants for property expenses, and amounts arising from the straight-lining of rent.  The Company periodically reviews its receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located.  For accrued rental revenues related to the straight-line method of reporting rental revenue, the Company performs a periodic review of receivable balances to assess the risk of uncollectible amounts and establish appropriate provisions.  Any receivables that are deemed to be uncollectible are recognized as a reduction to rental revenue in the Company’s condensed consolidated statements of operations.  Prior period provision for doubtful accounts is presented on the Company's condensed consolidated statements of operations in accordance with the Company's previous presentation and has not been reclassified to rental revenue.

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

During the year ended December 31, 2018, the Company terminated its interest rate cap concurrent with the repayment of the Mortgage Loans and the Future Funding Facility and as such there was no balance outstanding as of September 30, 2019 and December 31, 2018. For the three months and nine months ended September 30, 2019, the Company did not record any gain or loss compared to a loss of $16 thousand for the three months ended September 30, 2018 and a loss of $23 thousand for the nine months ended September 30, 2018.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of September 30, 2019, 49 of the Company's real estate properties were leased to Holdco and a material amount of the Company’s rental revenues was derived from the Holdco Master Lease.  Until the Company further diversifies the tenancy of its portfolio, an event that has a material adverse effect on Holdco’s business, financial condition or results of operations could have a material adverse effect on the Company’s business, financial condition or results of operations.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of September 30, 2019, the Company's portfolio of 189 Wholly Owned Properties and 28 JV Properties was diversified by location across 44 states and Puerto Rico.

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

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $91.0 million and $11.5 million, respectively, as of September 30, 2019 and $123.7 million and $12.3 million, respectively, as of December 31, 2018.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

September 30, 2019
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$249,198	$(161,469)	$87,729
Above-market leases, net	6,690	(3,406)	3,284
Total	$255,888	$(164,875)	$91,013

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$16,568	$(5,080)	$11,488
Total	$16,568	$(5,080)	$11,488

December 31, 2018
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$266,897	$(158,235)	$108,662
Below-market ground leases, net	11,766	(710)	11,056
Above-market leases, net	8,338	(4,400)	3,938
Total	$287,001	$(163,345)	$123,656

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,720	$(7,439)	$12,281
Total	$19,720	$(7,439)	$12,281

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1 million and $0.2 million for the three months ended September 30, 2019, and September 30, 2018, respectively, and $0.4 million and $0.7 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2019	$111
2020	309
2021	171
2022	141
2023	199

Amortization of an acquired below-market ground lease resulted in additional property expense of $51 thousand and $50 thousand for the three months ended September 30, 2019, and September 30, 2018, respectively and $152 thousand and $150 thousand for the nine months ended September 30, 2019 and September 30, 2018, respectively. Future amortization of the below-market ground lease is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2019	$51
2020	203
2021	203
2022	203
2023	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $4.1 million and $37.7 million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $19.4 million and $91.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2019	$4,458
2020	14,569
2021	13,379
2022	13,071
2023	12,254

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

As of September 30, 2019, the Company had investments in nine unconsolidated joint ventures as follows:

		Seritage %	# of	Total
Unconsolidated Joint Venture	Joint Venture Partner	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	4	598,200
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	5	1,168,000
MS Portfolio LLC ("Macerich JV")	The Macerich Company	50.0%	9	1,572,000
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	5	872,200
Mark 302 JV LLC ("Mark 302 JV")	An investment fund managed by Invesco Real Estate	50.1%	1	96,400
SI UTC LLC ("UTC JV")	A separate account advised by Invesco Real Estate	50.0%	1	226,200
SF WH Joint Venture LLC ("West Hartford JV")	An affiliate of First Washington Realty	50.0%	1	163,600
GGCAL SRG HV LLC ("Cockeysville JV")	An affiliate of Greenberg Gibbons	50.0%	1	159,000
Tech Ridge JV Holding LLC ("Tech Ridge JV")	An affiliate of RD Management	50.0%	1	—
			28	4,855,600

Mark 302 JV

On March 20, 2018, the Company contributed its property located in Santa Monica, CA to the Mark 302 JV and sold a 49.9% interest to an investment fund managed by Invesco Real Estate based on a contribution value of $90.0 million (the “Initial Mark 302 Contribution Value”) and pre-transaction development and other costs of approximately $10.4 million.  As a result of the transaction, the Company received cash of approximately $50.1 million and recorded a gain of $38.8 million (the “Initial Mark 302 Gain”) which is included in gain on sale of real estate within the condensed consolidated statements of operations for the year ended December 31, 2018. The Initial Mark 302 Gain is comprised of $19.4 million attributable to the increase in fair value of the retained 50.1% interest due to application of the ASU 2017-05, while the remaining $19.4 million is the gain on sale of the remaining 49.9% interest.

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

Each reporting period, the Company re-analyzes the primary inputs that determine the Final Mark 302 Contribution Value and Final Mark 302 Gain.   For the three and nine months ended September 30, 2019, there were no adjustments to the Initial Mark 302 Contribution Value or the Initial Mark 302 Gain resulting from such analysis.

West Hartford JV

On May 18, 2018, the Company contributed its property located in West Hartford, CT to the West Hartford JV and sold a 50.0% interest to First Washington Realty based on a contribution value of $25.0 million (the “Initial West Hartford JV Contribution Value”) and pre-transaction development and other costs of approximately $20.2 million.  As a result of the transaction, the Company received cash of approximately $22.6 million and recorded a gain of $1.2 million (the “Initial West Hartford JV Gain”) which is included in gain on sale of real estate within the condensed consolidated statements of operations for the year ended December 31, 2018. The Initial West Hartford JV Gain is comprised of $0.6 million attributable to the increase in fair value of the retained 50.0% interest due to application of the ASU 2017-05, while the remaining $0.6 million is the gain on sale of the remaining 50.0% interest.

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

Each reporting period, the Company re-analyzes the primary inputs that determine the Initial West Hartford JV Contribution Value and Initial West Hartford JV Gain. For the three and nine months ended September 30, 2019, there were no adjustments to the Initial West Hartford JV Contribution Value or the Initial West Hartford JV Gain resulting from such analysis.

Cockeysville JV

On March 29, 2019, the Company contributed its property located in Cockeysville, MD to the Cockeysville JV and sold a 50.0% interest to an affiliate of the owner of the adjacent shopping center based on a contribution value of $12.5 million (the “Initial Cockeysville JV Contribution Value”) and pre-transaction development and other costs of approximately $6.2 million. As a result of the transaction, the Company received cash of approximately $9.3 million and recorded a gain of $3.8 million (the “Initial Cockeysville JV Gain”) which is included in gain on sale of real estate within the condensed consolidated statements of operations for the nine months ended September 30, 2019. The gain is comprised of $1.9 million attributable to the increase in fair value of the retained 50.0% interest while the remaining $1.9 million is the gain on sale of the remaining 50.0% interest.

As part of the transaction, the affiliate of Greenberg Gibbons will contribute another adjacent parcel of land (the “Additional Land Parcel”) to the Cockeysville JV if certain milestones are met with respect to entitling the Additional Land Parcel for residential use. If the Additional Land Parcel is contributed to the Cockeysville JV, the Company will record an increased investment in the Cockeysville JV in an amount equal to 50% of the fair value of the Additional Land Parcel at the time of contribution (the “Additional Land Parcel Value” and, together with the Initial Cockeysville JV Contribution Value, the “Final Cockeysville JV Contribution Value”).

The Company recorded the Initial Cockeysville JV Gain based on the Initial Cockeysville JV Contribution Value because it determined it to be the expected amount in the range of possible amounts.  The Company made this determination based upon its assessment of the probability of the Additional Land Parcel being entitled for residential use.  The gain on sale of real estate based upon the Final Cockeysville JV Contribution Value (the “Final Cockeysville JV Gain”) will not be less than $3.8 million. The maximum Final Cockeysville JV Gain is the fair value of the Additional Land Parcel at the time the Final Cockeysville JV contribution value is determined.

Each reporting period, the Company re-analyzes the probability of the Additional Land Parcel being contributed to the Cockeysville JV.  For the three and nine months ended September 30, 2019, there were no adjustments to the Initial Cockeysville JV Contribution Value or the Initial Cockeysville JV Gain resulting from such analysis.

Tech Ridge JV

On September 27, 2019, the Company effectively contributed a portion of its property located in Austin, TX to the Tech Ridge JV and sold a 50.0% interest to its partner, an affiliate of RD Management LLC, based on an initial value of $3.0 million (the “Initial Tech Ridge JV Contribution Value”). As a result of the transaction, the Company received a $3.0 million investment in the Tech Ridge JV and recorded a gain of approximately $0.1 million (the “Initial Tech Ridge JV Gain”) which is included in gain on sale of real estate within the condensed consolidated statements of operations for the nine months ended September 30, 2019. The gain is attributable to the increase in fair value of the consideration received.

The Tech Ridge JV is subject to a revaluation based upon, among other factors, the number of residential units constructed by the Tech Ridge JV. Upon revaluation, the Initial Tech Ridge JV Contribution Value will be updated for actual results and a value (the “Final Tech Ridge JV Contribution Value”), which cannot be less than $2.75 million, will be calculated and will result in a cash settlement between the partners.

The Company recorded the Initial Tech Ridge JV Gain based on the Initial Tech Ridge JV Contribution Value because it determined it to be the expected amount in the range of possible amounts. The Company made this determination based on the initial development plans at the time of formation.  The gain on sale of real estate (the “Final Tech Ridge JV Gain”) will be based on the Final Tech Ridge JV Contribution Value as described above.

Each reporting period, the Company will re-analyze the primary inputs that determine the Final Tech Ridge JV Contribution value and Final Tech Ridge JV Gain.

Joint Venture Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the West Hartford JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its joint ventures. The Company earned $795 thousand and $115 thousand from these services for the three months ended September 30, 2019 and September 30, 2018, respectively, and $2.9 million and $1.0 million from these services for the nine months ended September 30, 2019 and September 30, 2018, respectively.

The following tables present combined condensed financial data for the Company’s unconsolidated joint ventures (in thousands):

	September 30, 2019	December 31, 2018
ASSETS
Investment in real estate
Land	$338,873	$321,853
Buildings and improvements	523,146	508,302
Accumulated depreciation	(78,195)	(72,239)
	783,824	757,916
Construction in progress	126,896	78,227
Net investment in real estate	910,720	836,143
Cash and cash equivalents	22,976	14,741
Tenant and other receivables, net	3,303	5,220
Other assets, net	24,341	38,285
Total assets	$961,340	$894,389

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Mortgage loans payable, net	$13,964	$10,406
Accounts payable, accrued expenses and other liabilities	81,927	71,791
Total liabilities	95,891	82,197

Additional paid in capital	894,719	833,168
Retained earnings	(29,270)	(20,976)
Total members interest	865,449	812,192
Total liabilities and members interest	$961,340	$894,389

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total revenue	$5,458	$12,420	$25,644	$35,763
Property operating expenses	(3,286)	(3,092)	(8,782)	(6,907)
Depreciation and amortization	(13,503)	(7,341)	(44,266)	(21,957)
Operating income	(11,331)	1,987	(27,404)	6,899
Other expenses	99	(6,519)	(1,271)	(20,911)
Net loss	$(11,232)	$(4,532)	$(28,675)	$(14,012)
Equity in loss of unconsolidated joint ventures	$(5,616)	$(2,266)	$(14,338)	$(7,006)

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets or other items.  There were no joint venture impairment charges for the three or nine months ended September 30, 2019 or September 30, 2018.

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

Revenues from the Holdco Master Lease and the Original Master Lease for the three and nine months ended September 30, 2019 and September 30, 2018 are as follows (in thousands and excluding straight-line rental income of $2.1 million and ($2.2) million for the three months ended September 30, 2019 and September 30, 2018, respectively, and $3.9 million and $(2.6) million for the nine months ended September 30, 2019 and September 30, 2018, respectively):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Fixed lease revenue	$4,986	$21,413	$22,941	$66,548
Variable lease revenue	6,164	17,798	20,415	42,190
Total rental revenue	$11,150	$39,211	$43,356	$108,738

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

Additionally, in contrast to the Original Master Lease, which permitted the Company to recapture 100% of certain properties upon payment of a specified recapture fee, the Holdco Master Lease provides the Company with the right, beginning in the second year of the term, to recapture 100% of the space occupied by the tenant at any of the properties included in the Holdco Master Lease (other than five specified properties) without paying a recapture fee.  This right to recapture 100% of any property is limited to 10 properties in each year of the Holdco Master Lease term, with carry-over rights if less than 10 properties are recaptured in any given lease year.  In the event of a 100% recapture of a property (or termination of a property by Holdco that is subject to a termination fee) and any subsequent redevelopment of such property for retail purposes, Holdco has certain rights of first offer to lease space at specified predefined rates depending on the condition the space is delivered.  If the Company does not provide Holdco with a right of first offer on at least one-third of any such properties that are recaptured 100% by the Company (or terminated by Holdco with payment of a termination fee) in a given lease year, then the Company’s 100% recaptures rights are subject to payment of a recapture fee until such time as the Company has complied with the foregoing ratio.

Upon the exercise of any of its recapture rights, the Company can reconfigure and rent the recaptured space to new, diversified tenants on potentially superior terms as determined by the Company and for its own account.

As shown in the table below, the Company exercised certain recapture rights with respect to 70 properties under the Original Master Lease prior to its rejection on March 12, 2019 and one property under the Holdco Master Lease. At three of these properties where the Company previously exercised certain recapture rights under the Original Master Lease, the Company exercised additional recapture rights under the Holdco Master Lease during the nine months ended September 30, 2019.

Property	Recapture Type	Notice Date(s)
St. Petersburg, FL (freestanding)	100%	September 2019
Canton, OH	100% (1)	September 2019 / June 2017
North Riverside, IL	Partial + auto center	April 2019 / June 2017
Hialeah, FL (Westland)	Out parcel + auto center	April 2019 / September 2018
Saugus, MA	Partial + auto center	December 2018 / December 2016
Cape Girardeau, MO	100% (1)	September 2018
Doral, FL	100% (1)	September 2018
Fairfax, VA	100% (1)	September 2018 / May 2016
Gillette, WY	100% (1)	September 2018
Happy Valley, OR	100% (1)	September 2018
Houston, TX (Memorial City)	100% (1)	September 2018
Santa Cruz, CA	100% (1)	September 2018 / December 2016
Vancouver, WA	100% (1)	September 2018
Fresno, CA	Partial	May 2018
Asheville, NC	100% (1)	March 2018
Chicago, IL (Six Corners)	100% (1)	March 2018
Clearwater, FL	100% (1)	March 2018
El Cajon, CA	100% (1)	March 2018
Fairfield, CA	100% (1)	March 2018 / December 2017
Oklahoma City, OK	Out parcel	March 2018
Plantation, FL	100% (1)	March 2018 / December 2017
Redmond, WA	100% (1)	March 2018 / September 2017
Reno, NV	100% (1)	March 2018
Tucson, AZ	100% (1)	March 2018
Anchorage, AK	100%	December 2017
Boca Raton, FL	100%	December 2017
Westminster, CA	100%	December 2017
Hicksville, NY	100%	December 2017
Orland Park, IL	100% (1)	December 2017
Florissant, MO	Out parcel	December 2017
Salem, NH	Out parcel	December 2017
Las Vegas, NV	Partial	December 2017
Yorktown Heights, NY	Partial	December 2017
Austin, TX (Tech Ridge) (2)	100% (1)	December 2017 / September 2017
Ft. Wayne, IN	Out parcel	September 2017 / July 2016
North Little Rock, AR	Auto center	September 2017
St. Clair Shores, MI	100%	September 2017
Dayton, OH	Auto center	June 2017
Roseville, CA	Auto center	June 2017
Temecula, CA	Partial	June 2017
Watchung, NJ	100%	June 2017
Anderson, SC	100% (1)	April 2017 / July 2016
Aventura, FL	100%	April 2017
Carson, CA	100% (1)	April 2017 / December 2016
Charleston, SC	100% (1)	April 2017 / October 2016
Hialeah, FL (freestanding)	100% (1)	April 2017
San Diego, CA (3)	100% (1)	April 2017
Valley View, TX	100%	April 2017
Cockeysville, MD (4)	Partial	March 2017
North Miami, FL	100%	March 2017
Olean, NY	Partial	March 2017
Guaynabo, PR	Partial	December 2016
Santa Monica, CA (5)	100%	December 2016
Roseville, MI	Partial	November 2016
Troy, MI	Partial	November 2016
Rehoboth Beach, DE	Partial	October 2016
St. Petersburg, FL (Tyrone Square)	100%	October 2016
Warwick, RI	Auto center	October 2016
West Hartford, CT (6)	100%	October 2016
Madison, WI	Partial	July 2016
North Hollywood, CA	Partial	July 2016
Orlando, FL	100%	July 2016
West Jordan, UT	Partial + auto center	July 2016
Albany, NY	Auto center	May 2016
Bowie, MD	Auto center	May 2016
Hagerstown, MD	Auto center	May 2016
Wayne, NJ (7)	Partial + auto center	May 2016
San Antonio, TX	Auto center	March 2016
Braintree, MA	100%	November 2015
Honolulu, HI	100%	December 2015
Memphis, TN	100%	December 2015

(1)	The Company converted partial recapture rights at this property to 100% recapture rights and exercised such rights.
(2)	In September 2019, the Company effectively contributed a portion of this property to the Tech Ridge JV and retained a 50.0% interest in the joint venture.

(3)	In May 2018, the Company contributed this property to the UTC JV and retained a 50.0% interest in the joint venture.
(4)	In March 2019, the Company contributed this property to the Cockeysville JV and retained a 50.0% interest in the joint venture.
(5)	In March 2018, the Company contributed this asset to the Mark 302 JV and retained a 50.1% interest in the joint venture.
(6)	In May 2018, the Company contributed this property to the West Hartford JV and retained a 50.0% interest in the joint venture.
(7)	In July 2017, the Company contributed this asset to the GGP II JV and retained a 50.0% interest in the joint venture.

Tenant Termination Rights

Under the terms of the Holdco Master Lease, Holdco has the right, at any time, to terminate any property upon the payment of a termination fee equal to one year of base rent plus annual taxes and other operating expenses.  Additionally, unlike the Original Master Lease, beginning in the second year of the term of the Holdco Master Lease, the tenant has the right to terminate without payment of a termination fee: (i) up to 16 properties in the second year, (ii) up to 12 properties in the third year, (iii) up to 10 properties in the fourth year, and (iv) thereafter, the remaining properties, in each instance with carry over rights if less than the maximum permitted number of properties are terminated in any lease year.  As of September 30, 2019, Holdco had not exercised any of its termination rights under the Holdco Master Lease.

The table below includes the 87 properties at which Sears Holdings had exercised its termination rights under the Original Master Lease prior to its rejection on March 12, 2019:

				Announced
Property	Square Feet	Notice	Termination	Redevelopment
Antioch, CA	95,200	August 2018	December 2018
Columbus, MS	117,100	August 2018	December 2018
Dayton, OH	148,800	August 2018	December 2018	Q2 2017
Flagstaff, AZ	66,200	August 2018	December 2018	Sold
Ft. Wayne, IN	213,600	August 2018	December 2018	Q3 2016 / Q3 2017 / Q2 2019
Jackson, MI	144,200	August 2018	December 2018
Manchester, NH	135,100	August 2018	December 2018	Q4 2018
Salem, NH	119,000	August 2018	December 2018	Q4 2017
Savannah, GA	155,700	August 2018	December 2018
Scott Depot, WV	89,800	August 2018	December 2018	Sold
Steger, IL	87,400	August 2018	December 2018
Victor, NY	115,300	August 2018	December 2018	Q2 2019
West Jordan, UT	117,300	August 2018	December 2018	Q3 2016 / Q3 2018
Chesapeake, VA	169,400	June 2018	November 2018	Q3 2019
Clay, NY	138,000	June 2018	November 2018
Havre, MT	94,700	June 2018	November 2018	Sold
Newark, CA	145,800	June 2018	November 2018
Oklahoma City, OK	173,700	June 2018	November 2018	Q3 2017
Troy, MI	271,300	June 2018	November 2018	Q3 2016
Virginia Beach, VA	86,900	June 2018	November 2018	Q3 2015
Madison, WI	88,100	June 2018	October 2018	Q2 2016
Thousand Oaks, CA	50,300	June 2018	October 2018	Q3 2015
Cedar Rapids, IA	141,100	April 2018	August 2018
Citrus Heights, CA	280,700	April 2018	August 2018
Gainesville, FL	140,500	April 2018	August 2018	Q2 2018 / Sold
Maplewood, MN	168,500	April 2018	August 2018
Pensacola, FL	212,300	April 2018	August 2018	Q2 2018
Rochester, NY	128,500	April 2018	August 2018
Roseville, CA	121,000	April 2018	August 2018	Q2 2017 / Q1 2018
San Antonio, TX	187,800	April 2018	August 2018	Q4 2015
Warrenton, VA	113,900	April 2018	August 2018	Q1 2018
Westwood, TX	215,000	June 2017	January 2018	Q3 2018
Friendswood, TX	166,000	June 2017	November 2017
Albany, NY	216,200	June 2017	October 2017	Q1 2016
Burnsville, MN	161,700	June 2017	October 2017
Chicago, IL (N Harlem)	293,700	June 2017	October 2017
Cockeysville, MD	83,900	June 2017	October 2017	Q1 2017
East Northport, NY	187,000	June 2017	October 2017	Q2 2017
Greendale, WI	238,400	June 2017	October 2017	Q4 2017
Hagerstown, MD	107,300	June 2017	October 2017	Q1 2016 / Sold
Johnson City, NY	155,100	June 2017	October 2017	Sold
Lafayette, LA	194,900	June 2017	October 2017	Sold
Mentor, OH	208,700	June 2017	October 2017
Middleburg Heights, OH	351,600	June 2017	October 2017
Olean, NY	75,100	June 2017	October 2017	Q1 2017
Overland Park, KS	215,000	June 2017	October 2017
Roseville, MI	277,000	June 2017	October 2017	Q3 2016
Sarasota, FL	204,500	June 2017	October 2017
Toledo, OH	209,900	June 2017	October 2017
Warwick, RI	169,200	June 2017	October 2017	Q3 2016 / Q3 2017
York, PA	82,000	June 2017	October 2017	Sold
Chapel Hill, OH	187,200	January 2017	April 2017
Concord, NC	137,500	January 2017	April 2017	Sold
Detroit Lakes, MN	79,100	January 2017	April 2017
El Paso, TX	103,700	January 2017	April 2017	Q2 2018
Elkins, WV	94,900	January 2017	April 2017	Sold
Henderson, NV	122,800	January 2017	April 2017	Q1 2017
Hopkinsville, KY	70,300	January 2017	April 2017	Q1 2018
Jefferson City, MO	92,000	January 2017	April 2017	Q2 2017
Kenton, OH	96,100	January 2017	April 2017

Kissimmee, FL	112,500	January 2017	April 2017
Layton, UT	90,000	January 2017	April 2017	Q3 2018
Leavenworth, KS	76,900	January 2017	April 2017	Sold
Mt. Pleasant, PA	83,500	January 2017	April 2017	Q2 2018
Muskogee, OK	87,500	January 2017	April 2017	Sold
Owensboro, KY	68,300	January 2017	April 2017	Sold
Paducah, KY	108,200	January 2017	April 2017	Q3 2017
Platteville, WI	94,800	January 2017	April 2017	Sold
Riverside, CA (Iowa Ave.)	94,500	January 2017	April 2017
Sioux Falls, SD	72,500	January 2017	April 2017	Sold
Alpena, MI	118,200	September 2016	January 2017	Sold
Chicago, IL (S Kedzie)	118,800	September 2016	January 2017	Q3 2018
Cullman, AL	98,500	September 2016	January 2017	Q2 2017
Deming, NM	96,600	September 2016	January 2017
Elkhart, IN	86,500	September 2016	January 2017	Q4 2016
Harlingen, TX	91,700	September 2016	January 2017	Sold
Houma, LA	96,700	September 2016	January 2017	Sold
Kearney, NE	86,500	September 2016	January 2017	Q3 2016
Manistee, MI	87,800	September 2016	January 2017
Merrillville, IN	108,300	September 2016	January 2017	Q4 2016
New Iberia, LA	91,700	September 2016	January 2017	Q2 2017
Riverton, WY	94,800	September 2016	January 2017	Sold
Sault Sainte Marie, MI	92,700	September 2016	January 2017
Sierra Vista, AZ	86,100	September 2016	January 2017	Sold
Springfield, IL	84,200	September 2016	January 2017	Q3 2016
Thornton, CO	190,200	September 2016	January 2017	Q1 2017
Yakima, WA	97,300	September 2016	January 2017	Sold
Total square feet	11,728,300

As of September 30, 2019, the Company had commenced or completed redevelopment projects at 39 of the terminated properties and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears Holdings.

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of September 30, 2019 and December 31, 2018 are approximately as follows:

(in thousands)	September 30, 2019
Remainder of 2019	24,861
2020	100,097
2021	111,352
2022	113,330
2023	109,797
2024	107,413
Thereafter	410,747
Total Lease Payments	$977,597

(in thousands)	December 31, 2018
2019	$120,132
2020	122,263
2021	125,963
2022	124,949
2023	120,672
Thereafter	412,789
Total Lease Payments	$1,026,768

The components of lease revenues for the three months and nine months ended September 30, 2019 were as follows:

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Fixed lease revenues	$24,515	$77,017
Variable lease revenues	15,523	36,083
Lease revenues	$40,038	$113,100

Lessee Disclosures

The Company has one ground lease and multiple corporate office leases which are classified as operating leases.  The Company initially recorded $8.6 million of right-of-use, or ROU, assets and lease liabilities. The Company’s ROU assets were subsequently increased by $11.0 million as a result of the reclassification of acquired below-market lease assets, net, from lease intangible assets, net, during the nine months ended 2019. As of September 30, 2019, the outstanding amount of ROU assets were $18.8 million.

The Company recorded rent expense related to leased corporate office space of $434 thousand and $207 thousand for the three months ended September 30, 2019 and September 30, 2018, respectively. The Company recorded rent expense related to leased corporate office space of $1.1 million and $571 thousand for the nine months ended September 30, 2019 and September 30, 2018, respectively. Such rent expense is classified within general and administrative expenses on the condensed consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $11 thousand for each the three months ended September 30, 2019 and September 30, 2018. The Company recorded ground rent expense of approximately $34 thousand for each of the nine months ended September 30, 2019 and September 30, 2018. Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The following table sets forth information related to the measurement of our lease liabilities as of September 30, 2019:

(in thousands)	As of September 30, 2019
Weighted average remaining lease term (in years)	11.28
Weighted average discount rate	7.20%
Cash paid for operating leases	$1,598

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

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee of $4.0 million and is amortizing the expense to interest expense on the condensed consolidated statement of operations.

As of September 30, 2019, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

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

As of September 30, 2019, the Company was not in compliance with certain of the financial metrics described above.  As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of September 30, 2019, Berkshire Hathaway had provided such consent for all such transactions submitted for approval to date. Additionally, Berkshire Hathaway has the right to request mortgages against the Company’s assets pursuant to the springing mortgage and collateral requirement and, during the three months ended September 30, 2019, Berkshire Hathaway requested mortgages on a majority of the Company’s portfolio.  There are no changes to the terms and conditions of the Term Loan Facility, or the Company’s ability to operate thereunder, as a result of providing mortgages against any of the Company’s assets pursuant to the springing mortgage and collateral requirement.

The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of September 30, 2019, the unamortized balance of the Company’s debt issuance costs was $1.6 million.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments were carried at fair value and were valued using Level 2 inputs.  The Company had no derivative instruments as of September 30, 2019 (an interest rate cap associated with the Mortgage Loans and Future Funding Facility was terminated subsequent to the repayment of the Mortgage Loans and Future Funding Facility on July 31, 2018). The Company utilized an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The Company had elected not to utilize hedge accounting, and therefore, the change in fair value was included in previous periods within change in fair value of interest rate cap on the condensed consolidated statements of operations.  For the three months and nine months ended September 30, 2019, the Company did not record any gain or loss compared to a loss of $16 thousand for the three months ended September 30, 2018 and a loss of $23 thousand for the nine months ended September 30, 2018.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and debt obligations.  The fair value of cash equivalents is classified as Level 1 and the fair value of debt obligations is classified as Level 2.

Cash equivalents are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of September 30, 2019 and December 31, 2018, the estimated fair values of the Company’s debt obligations were $1.6 billion and $1.6 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against, among others, Edward S. Lampert, ESL Investments, Inc. and certain of its affiliates and investors, Fairholme Capital Management, L.L.C., certain members of the Sears Holdings board of directors, and the Company, the Operating Partnership, and certain of our affiliates and subsidiaries (the Company, the Operating Partnership, and certain of our affiliates and subsidiaries collectively, the “Seritage Defendants”). The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD). The Litigation alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings. The challenged transactions include the July 2015 transactions giving rise to Seritage, the execution of the master lease with Sears Holdings, and the acquisition of real estate from Sears Holdings. The Litigation alleges, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid. The Litigation seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in

2015 and return of the proceeds of the transactions between Sears Holdings and Seritage, or, in the alternative, (ii) payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property.

On October 15, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Second Amended Joint Chapter 11 Plan of Sears Holdings and its affiliated debtors (the “Chapter 11 Plan”).  Pursuant to the terms of the Confirmation Order, upon the effective date of the Chapter Plan, a liquidating trust will be formed, and the Litigation will vest in the liquidating trust.  The Confirmation Order further provides that, prior to the effective date of the Chapter 11 Plan and the formation of the liquidating trust, the Litigation shall be controlled by five litigation designees selected by Sears Holdings and the Unsecured Creditors’ Committee (the “UCC”). For further information, refer to the Chapter 11 Plan, Confirmation Order and liquidating trust agreement, each of which has been publicly filed with the Bankruptcy Court.

The Litigation is at its early stages, and the defendants thereto have not yet filed a response to the complaint described above.  The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company. As of September 30, 2019, and December 31, 2018, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings.  Mr. Lampert is also the Chairman of Seritage.

As of September 30, 2019, Mr. Lampert beneficially owned a 34.0% interest in the Operating Partnership and approximately 2.4% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

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

In addition, as of September 30, 2019, the Company had incurred $3.6 million of development expenditures at properties owned by certain unconsolidated joint ventures for which the Company will be repaid by the respective unconsolidated joint ventures.  These amounts are included in tenant and other receivables, net on the Company’s condensed consolidated balance sheets.  As of December 31, 2018, the Company had incurred $2.1 million of these development expenditures.

Note 11 – Non-Controlling Interests

Partnership Agreement

On July 7, 2015, Seritage and ESL entered into the agreement of limited partnership of the Operating Partnership which was amended and restated on December 14, 2017 (the “Partnership Agreement”).  Pursuant to the Partnership Agreement, as the sole general partner of the Operating Partnership, Seritage exercises exclusive and complete responsibility and discretion in its day-to-day management, authority to make decisions, and control of the Operating Partnership, and may not be removed as general partner by the limited partners.

As of September 30, 2019, the Company held a 66.0% interest in the Operating Partnership and ESL held a 34.0% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

During the three and nine months ended September 30, 2019, 0 and 1,145,735 Operating Partnership Units were exchanged for an equal number of Class A shares, respectively.

As of September 30, 2019, 36,828,522 Class A common shares were issued and outstanding.

Class B Non-Economic Common Shares

During the three and nine months ended September 30, 2019, 0 and 75,305 Class B non-economic common shares were surrendered to the Company, respectively.

As of September 30, 2019, 1,247,060 Class B non-economic common shares were issued and outstanding.  The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class C Non-Voting Common Shares

As of September 30, 2019, there were no Class C non-voting common shares issued or outstanding.

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

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2019 and 2018, with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2019
February 25	March 29	April 11	$0.25
2018
October 23	December 31	January 10, 2019	$0.25
July 24	September 28	October 11	0.25
April 24	June 29	July 12	0.25
February 20	March 30	April 12	0.25

The Company’s Board of Trustees declared the following preferred stock dividends during 2019 and 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2019
October 23	December 31	January 15, 2020	$0.43750
July 23	September 30	October 15	0.43750
April 30	June 28	July 15	0.43750
February 25	March 29	April 15	0.43750
2018
October 23	December 31	January 14, 2019	$0.43750
July 24	September 28	October 15	0.43750
April 24	June 29	July 16	0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

As previously disclosed, the Company’s Board of Trustees does not currently expect to declare additional dividends on the Company’s Class A and Class C common shares for the remainder of 2019, based on its assessment of the Company’s investment opportunities and its expectations of taxable income for the year. The Board of Trustees will reevaluate this position at the end of 2019, if necessary, to ensure that the Company meets its distribution requirements as a REIT. Also, as previously disclosed, the Company’s Board of Trustees expects that cash dividends for the Company’s preferred shares will continue to be paid each quarter.

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net loss	$(16,482)	(34,744)	$(53,261)	$(29,145)
Net income attributable to non-controlling interests	5,604	12,528	18,513	10,486
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,678)
Net loss attributable to common shareholders	$(12,103)	$(23,441)	$(38,423)	$(22,337)
Earnings allocated to unvested participating securities	—	—	—	—
Net loss available to common shareholders - Basic and diluted	$(12,103)	$(23,441)	$(38,423)	$(22,337)

Denominator
Weighted average Class A common shares outstanding	36,829	35,597	36,268	34,939
Weighted average Class C common shares outstanding	—	1	—	596
Weighted average Class A and Class C common shares outstanding - Basic	36,829	35,598	36,268	35,535
Restricted shares and share units	—	—	—	—
Weighted average Class A and Class C common shares outstanding - Diluted	36,829	35,598	36,268	35,535

Net loss per share attributable to Class A and Class C common shareholders - Basic	$(0.33)	$(0.66)	$(1.06)	$(0.63)
Net loss per share attributable to Class A and Class C common shareholders - Diluted	$(0.33)	$(0.66)	$(1.06)	$(0.63)

No adjustments were made to the numerator for the three and nine months ended September 30, 2019 and September 30, 2018 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and nine months ended September 30, 2019 and September 30, 2018 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of September 30, 2019 and December 31, 2018, there were 349,428 and 403,129 shares, respectively, of non-vested restricted shares and share units outstanding.

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

Restricted Shares and Share Units

Pursuant to the Plan, the Company has periodically made grants of restricted shares or share units. The vesting terms of these grants are specific to the individual grant and vary in that a portion of the restricted shares and share units vest in equal annual amounts over the subsequent three years (time-based vesting) and a portion of the restricted shares and share units vest on the third, and in some instances, the fourth anniversary of the grants subject to the achievement of certain performance criteria (performance-based and market-based vesting).

In general, participating employees are required to remain employed for vesting to occur (subject to certain limited exceptions). Restricted shares and share units that do not vest are forfeited. Dividends on restricted shares and share units with time-based vesting are paid to holders of such shares and share units and are not returnable, even if the underlying shares or share units do not ultimately vest.  Dividends on restricted shares and share units with performance-based vesting are accrued when declared and paid to holders of such shares on the third, and in some instances, the fourth anniversary of the initial grant subject to the vesting of the underlying shares. See Note 2 for valuation information related to the grants of the awards that are subject to market-based vesting conditions.

The following table summarizes restricted share activity for the nine months ended September 30, 2019:

	Nine Months Ended September 30, 2019
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	403,129	$41.57
Share units granted	76,948	57.04
Restricted shares vested	(127,767)	41.80
Restricted shares forfeited	(2,882)	44.80
Unvested restricted shares at end of period	349,428	44.87

The Company recognized $1.3 million and $2.2 million in compensation expense related to the restricted shares for the three months ended September 30, 2019 and September 30, 2018, respectively, and $4.2 million and $5.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Such expenses are included in general and administrative expenses on the Company's condensed consolidated statements of operations.

As of September 30, 2019, there were approximately $7.7 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 1.9 years. As of September 30, 2018, there were approximately $8.8 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 2.0 years.

Note 15 – Accounts Payable, Accrued Expenses and Other Liabilities

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Accounts payable and accrued expenses	$31,045	$28,065
Accrued development expenditures	22,580	26,180
Accrued real estate taxes	18,278	14,108
Below-market leases	11,488	12,281
Environmental reserve	9,477	9,477
Lease liability	7,909	—
Accrued interest	4,667	4,978
Prepaid rental income	4,605	4,021
Unearned tenant reimbursements	2,263	10,975
Deferred maintenance	1,722	1,722
Common and preferred dividends and OP Unit distributions payable	1,573	15,758
Total accounts payable, accrued expenses and other liabilities	$115,607	$127,565

Note 16 – Subsequent Events

Subsequent to September 30, 2019, the Company signed an agreement for the disposition of 23 outparcel properties, totaling 155,000 square feet, for gross proceeds of $67.9 million. The transaction is expected to close in multiple tranches in 2019 and 2020 and is subject to customary closing conditions, diligence provisions and regulatory approvals.

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

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of September 30, 2019, the Company’s portfolio consisted of interests in 217 properties totaling approximately 34.4 million square feet of gross leasable area, including 189 wholly owned properties totaling approximately 29.6 million square feet of GLA across 44 states and Puerto Rico, and interests in 28 joint venture properties totaling approximately 4.8 million square feet of GLA across 14 states.

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

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On February 28, 2019, the Company and certain affiliates of Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., executed a master lease with respect to 51 Acquired Properties (the “Holdco Master Lease”), which became effective on March 12, 2019, when the Bankruptcy Court issued an order approving the rejection of the Original Master Lease.  As of September 30, 2019, the Company leased space at 49 Wholly Owned Properties to Holdco pursuant to the Holdco Master Lease and also leased space to Holdco at three JV Properties pursuant to the Holdco JV Leases. The Original JV Master Leases where Sears Holdings was the principal tenant have been assumed or rejected.

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

Rental Income

For the three months ended September 30, 2019:

-

The Company recognized total rental income of $46.8 million as compared to $56.5 million for the three months ended September 30, 2018.  The $9.7 million decrease was driven by lower rental income of $28.1 million derived from Sears or Kmart occupied stores, offset by (i) increased non-Sears, diversified rental income of $10.8 million and (ii) increased straight line rent of $7.7 million.

-

Rental income derived from Sears or Kmart occupied stores was $11.2 million (excluding straight-line rental income of $2.1 million), or 27.8% of total rental income earned in the period.  For the prior year period, the comparable rental income derived from Sears or Kmart occupied stores was $39.2 million, or approximately 68.4% of total rental income earned in the period.

-

Rental income attributable to diversified, non-Sears tenants was $28.9 million (excluding straight-line rental income and amortization of above and below market leases of $4.7 million), or 72.2% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to diversified, non-Sears tenants was $18.1 million, or approximately 31.6% of total rental income earned in the period.

-

Straight-line rent was $6.7 million as compared to $(1.1) million for the prior year period. The prior year period straight-line rental income was lower primarily due to the accelerated amortization of accrued rental revenues related to the straight-line method of reporting that were deemed uncollectable as result of recapture and termination activity under the Original Master Lease.

For the nine months ended September 30, 2019:

-

The Company recognized total rental income of $129.1 million as compared to $158.6 million for the nine months ended September 30, 2018.  The $29.5 million decrease was driven primarily by lower rental income of $65.4 million derived from Sears or Kmart occupied stores, offset by (i) increased non-Sears, diversified rental income of $22.4 million and (ii) increased straight-line rent of $13.9 million.

-

Rental income derived from Sears or Kmart occupied stores was $43.4 million (excluding straight-line rental income of $3.9 million), or 38.3% of total rental income earned in the period.  For the prior year period, the comparable rental income derived from Sears or Kmart occupied stores was $108.7 million, or approximately 69.6% of total rental income earned in the period.

-

Rental income attributable to diversified, non-Sears tenants was $69.7 million (excluding straight-line rental income and amortization of above and below market leases of $12.1 million), or 61.7% of total rental income earned in the period.  For the prior year period, the comparable rental income attributable to diversified, non-Sears tenants was $47.4 million, or approximately 30.4% of total rental income earned in the period.

-

Straight-line rent was $15.6 million as compared to $1.8 million for the prior year period. The increase in straight-line rental income was due primarily to (i) the commencement of new leases with fixed rent increases at redeveloped properties and (ii) in the prior year period, straight-line rental income that was lower due to the accelerated amortization of accrued rental revenues related to the straight-line method of reporting that were deemed uncollectable as result of recapture and termination activity under the Original Master Lease.

Property Operating Expenses and Real Estate Taxes

The Company incurs certain property operating and real estate tax expenses.

For the three months ended September 30, 2019, the Company incurred property operating and real estate tax expenses totaling $20.6 million as compared to $18.5 million in the prior year period. For the nine months ended September 30, 2019, the Company incurred property operating and real estate tax expenses totaling $60.5 million as compared to $52.9 million in the prior year period.  In both periods, the increase in the current year was primarily due to the Company directly incurring utility and certain common area maintenance expenses at properties for which Sears or Kmart paid such expenses directly during the prior year period, partially offset by a decrease in both property operating and real estate tax expenses as a result of asset sales and an increase in amounts capitalized due to development activity.

Depreciation and Amortization Expenses

Depreciation and amortization expenses consist of depreciation of real property, depreciation of furniture, fixtures and equipment, and amortization of certain lease intangible assets.

For the three months ended September 30, 2019, the Company incurred depreciation and amortization expenses of $21.6 million as compared to depreciation and amortization expenses of $49.8 million in the prior year period. The decrease of $28.2 million was due primarily to (i) a reduction of $31.3 million in accelerated amortization attributable to certain lease intangible assets, (ii) approximately $1.1 million of lower net scheduled depreciation and amortization and (iii) a $4.2 million increase in accelerated depreciation attributable to certain buildings that were demolished for redevelopment in 2019.

For the nine months ended September 30, 2019, the Company incurred depreciation and amortization expenses of $68.0 million as compared to depreciation and amortization expenses of $134.0 million in the prior year period. The decrease of $66.0 million was due primarily to (i) a reduction of $57.3 million in accelerated amortization attributable to certain lease intangible assets (ii) approximately $13.7 million of lower net scheduled depreciation and amortization and (iii) a $5.2 million increase in accelerated depreciation attributable to certain buildings that were demolished for redevelopment in 2019.

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

For the three months ended September 30, 2019, the Company incurred general and administrative expenses of $8.1 million compared to general and administrative expenses of $8.3 million for the prior year period.

For the nine months ended September 30, 2019, the Company incurred general and administrative expenses of $26.2 million compared to general and administrative expenses of $24.8 million for the prior year period.  The $1.4 million increase was driven primarily by increased compensation and related costs resulting from an increase in personnel as well as certain legal and advisory fees related to the Sears Holdings’ bankruptcy filing.

Gain on Sale of Real Estate

During the three months ended September 30, 2019, the Company:

-

Sold five properties for aggregate consideration of $36.1 million and recorded gain totaling $12.4 million, which is included in gain on sale of real estate within the condensed consolidated statement of operations; and

-

Contributed a portion of its property located in Austin, TX to the Tech Ridge JV for a contribution value of $3.0 million and recorded a gain of approximately $100 thousand which is included in gain on sale of real estate within the condensed consolidated statements of operations.

During the nine months ended September 30, 2019, in addition to the transactions described above, the Company:

-

Sold eleven properties for aggregate consideration of $48.2 million and recorded gains totaling $22.1 million which is included in gain on the sale of real estate within the condensed consolidated statement of operations;

-	Exchanged one owned land parcel for a land parcel of approximately equal size owned by an adjacent land owner and recorded a gain of $6.9 million; and

-

Contributed its property located in Cockeysville, MD to the Cockeysville JV for a contribution value of $12.5 million and recorded a gain of $3.8 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

During the three months ended September 30, 2018, the Company:

-

The Company sold eleven properties in three transactions that generated gross proceeds of $42.2 million and recorded a gain of $16.7 million which is included in gain on the sale of real estate within the condensed consolidated statements of operations. The eleven properties were generally located in smaller markets and five of the properties were vacant at the time of sale.

During the nine months ended September 30, 2018, in addition to the transactions described above, the Company:

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

-

The Company sold 16 properties in five transactions that generated gross proceeds of $58.5 million and recorded a gain of $21.0 million which is included in gain on the sale of real estate within the condensed consolidated statements of operations. The 16 properties were generally located in smaller markets and nine of the properties were vacant at the time of sale.

Interest Expense

For the three months ended September 30, 2019, the Company incurred $22.0 million of interest expense (net of amounts capitalized) as compared to interest expense of $30.7 million for the prior year period.  The decrease in interest expense is primarily driven by the nonrecurrence of the accelerated amortization of $6.3 million of deferred financing costs resulting from the full repayment of the Company’s Mortgage Loans Payable and Unsecured Term Loan during the three months ended September 30, 2018.

For the nine months ended September 30, 2019, the Company incurred $67.6 million of interest expense (net of amounts capitalized) as compared to interest expense of $65.0 million for the prior year period.  The increase in interest expense is driven by higher average borrowings and interest rates under the Term Loan Facility, offset by lower amortization of deferred financing costs in 2019 due to the nonrecurrence of the accelerated amortization of deferred financing costs resulting from the full repayment of the Company’s Mortgage Loans Payable and Unsecured Term Loan Facility during the nine months ended September 30, 2018.

Liquidity and Capital Resources

Property rental income is our primary source of cash and is dependent on a number of factors, including occupancy levels and rental rates, as well as our tenants’ ability to pay rent.  Our primary uses of cash include payment of operating expenses, debt service, and reinvestment in and redevelopment of properties.  We believe that we currently have sufficient liquidity to fund such uses in the form of, as of September 30, 2019, (i) $232.3 million of unrestricted cash and (ii) our $400 million Incremental Funding Facility (subject to certain conditions as described in Note 6 - Debt).  We may also raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity, as well as through asset sales or joint ventures.

Summary of Cash Flows

Net cash used in operating activities was $38.3 million for the nine months ended September 30, 2019 compared to net cash provided by operating activities of $14.3 million for the nine months ended September 30, 2018.  Significant changes in the components of net cash provided by operating activities include:

-

In 2019, a decrease in operating cash inflows due to net reductions in rental income derived from stores occupied by Sears or Kmart and an increase in unleased properties, partially offset by an increase in diversified, non-Sears income.

Net cash used in investing activities was $227.0 million for the nine months ended September 30, 2019 compared to $47.3 million for the nine months ended September 30, 2018.  Significant components of net cash used in investing activities include:

-

In 2019, development of real estate and property improvements of ($279.1) million and investments in unconsolidated joint ventures of ($32.7) million, partially offset by $83.1 million of net proceeds from the sale of real estate; and

-

In 2018, development of real estate and property improvements of ($210.3) million and investments in unconsolidated joint ventures of ($19.5) million, partially offset by $170.7 million of net proceeds from the sale of real estate.

Net cash used in financing activities was $35.2 million for the nine months ended September 30, 2019 compared to net cash provided by financing activities of $197.4 million for the nine months ended September 30, 2018. Significant components of net cash used in financings activities include:

-	In 2019, cash distributions to common stockholders and holders of Operating Partnership units, ($18.0) million;
-	In 2019, cash payments of preferred dividends, ($3.7) million;
-	In 2018, proceeds from Term Loan Facility, $1.6 billion
-	In 2018, repayment of mortgage loan payables and Unsecured Term Loan, ($1.4) billion and
-	In 2018, cash distributions to common stockholders and holders of Operating Partnership units, ($41.9) million.

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

The Company’s Board of Trustees declared the following preferred stock dividends during 2019 and 2018:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2019
October 23	December 31	January 15, 2020	$0.43750
July 23	September 30	October 15	0.43750
April 30	June 28	July 15	0.43750
February 25	March 29	April 15	0.43750
2018
October 23	December 31	January 14, 2019	$0.43750
July 24	September 28	October 15	0.43750
April 24	June 29	July 16	0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of September 30, 2019 and December 31, 2018, we did not have any off-balance sheet financing arrangements.

Capital Expenditures

We do not currently anticipate incurring material expenses related to maintenance capital expenditures, tenant improvement costs or leasing commissions, outside of those associated with retenanting and redevelopment projects as described below.

During the nine months ended September 30, 2019, we incurred maintenance capital expenditures of approximately $3.4 million that were not associated with retenanting and redevelopment projects.

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

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings Corporation, Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against, among others, Edward S. Lampert, ESL Investments, Inc. and certain of its affiliates and investors, Fairholme Capital Management, L.L.C., certain members of the Sears Holdings board of directors, the Company, the Operating Partnership, and certain of our affiliates and subsidiaries (the Company, the Operating Partnership, and certain of our affiliates and subsidiaries collectively, the “Seritage Defendants”). The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD).

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

On October 15, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Second Amended Joint Chapter 11 Plan of Sears Holdings and its affiliated debtors (the “Chapter 11 Plan”).  Pursuant to the terms of the Confirmation Order, upon the effective date of the Chapter Plan, a liquidating trust will be formed, and the Litigation will vest in the liquidating trust.  The Confirmation Order further provides that, prior to the effective date of the Chapter 11 Plan and the formation of the liquidating trust, the Litigation shall be controlled by five litigation designees selected by Sears Holdings and the Unsecured Creditors’ Committee (the “UCC”). For further information, refer to the Chapter 11 Plan, Confirmation Order and liquidating trust agreement, each of which has been publicly filed with the Bankruptcy Court.

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

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied, or formerly occupied, by Sears or Kmart into multi-tenant properties occupied by a diversity of retailers and related concepts.  The table below provides a brief description of each of the 89 new redevelopment projects originated on the Seritage platform as of September 30, 2019.  These projects represent an estimated total investment of $1,560-1,635 million ($1,435-1,510 million at share), of which an estimated $750-825 million ($695-775 million at share) remains to be spent.

Total Project Costs under $10 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and Escape Room	29,100	Complete
Merrillville, IN	Termination property; redevelop existing store for At Home and small shop retail	132,000	Complete
Elkhart, IN	Termination property; existing store has been released to Big R Stores	86,500	Complete
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	8,200	Complete
Troy, MI	Partial recapture; redevelop existing store for At Home	100,000	Complete
Rehoboth Beach, DE	Partial recapture; redevelop existing store for andThat! and PetSmart	56,700	Complete
Henderson, NV	Termination property; redevelop existing store for At Home, Seafood City, Blink Fitness and additional retail	144,400	Complete
Cullman, AL	Termination property; redevelop existing store for Bargain Hunt, Tractor Supply and Planet Fitness	99,000	Complete
Jefferson City, MO	Termination property; redevelop existing store for Orscheln Farm and Home	96,000	Complete
Guaynabo, PR	Partial recapture; redevelop existing store for Planet Fitness, Capri and additional retail and restaurants	56,100	Complete
Westwood, TX	Termination property; site has been leased to Sonic Automotive for an auto dealership	213,600	Complete
Florissant, MO	Site densification; new outparcel for Chick-fil-A	5,000	Complete
Kearney, NE	Termination property; redevelop existing store for Marshall's, PetSmart, Ross Dress for Less and Five Below	92,500	Complete
Albany, NY	Recapture and repurpose auto center space for BJ's Brewhouse, Ethan Allen and additional small shop retail	28,000	Substantially complete
Dayton, OH	Recapture and repurpose auto center space for Outback Steakhouse and additional restaurants	14,100	Substantially complete
New Iberia, LA	Termination property; redevelop existing store for Ross Dress for Less, Rouses Supermarkets, Hobby Lobby and small shop retail	93,100	Substantially complete
Hopkinsville, KY	Termination property; redevelop existing store for Bargain Hunt, Farmer's Furniture, Harbor Freight Tools and small shop retail	87,900	Substantially complete
Mt. Pleasant, PA	Termination property; redevelop existing store for Aldi, Big Lots and additional retail	86,300	Substantially complete
Layton, UT	Termination property; a portion of the space has been leased to Extra Space Storage; existing tenants include Vasa Fitness and small shop retail	172,100	Substantially complete
St. Clair Shores, MI	100% recapture; demolish existing store and develop site for new Kroger grocery store	107,200	Substantially complete
Houston, TX (Memorial City)	100% recapture; entered into ground lease with adjacent mall owner; potential to participate in future redevelopment	214,400	Substantially complete
North Little Rock, AR	Recapture and repurpose auto center space for LongHorn Steakhouse and small shop retail	17,300	Delivered to tenant(s)
Oklahoma City, OK	Site densification; new fitness center for Vasa Fitness	59,500	Delivered to tenant(s)
Greensboro, NC	Site densification; new outparcel for Mavis Tires	6,900	Q1 2020	Q4 2020
St. Petersburg, FL (freestanding)	100% recapture; redevelop existing store for At Home, Blink Fitness and additional small shop retail	188,800	Q2 2020	Q4 2020
Middletown, NJ	Termination property; redevelop site for new ShopRite grocery store and additional retail	191,100	Q1 2020	Q2 2021
Gainesville, FL	Termination property; repurpose existing store as office space for Florida Clinical Practice Association / University of Florida College of Medicine	139,100	Sold
Hagerstown, MD	Recapture and repurpose auto center space for BJ's Brewhouse, Verizon and additional retail	15,400	Sold
Hampton, VA	Site densification; new outparcel for Chick-fil-A	2,200	Sold

Total Project Costs $10 - $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Braintree, MA	100% recapture; redevelop existing store for Nordstrom Rack, Saks OFF 5th and additional retail	90,000	Complete
Honolulu, HI	100% recapture; redevelop existing store for Longs Drugs (CVS), PetSmart and Ross Dress for Less	79,000	Complete
Anderson, SC	100% recapture (project expansion); redevelop existing store for Burlington Stores, Gold's Gym, Sportsman's Warehouse, additional retail and restaurants	111,300	Complete
Springfield, IL	Termination property; redevelop existing store for Burlington Stores, Binny's Beverage Depot, Marshall's, Orangetheory Fitness, Outback Steakhouse, Core Life Eatery and additional small shop retail	133,400	Complete
Warwick, RI	Termination property (project expansion); redevelop existing store and detached auto center for At Home, BJ's Brewhouse, Raymour & Flanigan, additional retail and restaurants	190,700	Complete
Hialeah, FL (freestanding)	100% recapture; redevelop existing store for Bed, Bath & Beyond, Ross Dress for Less and dd's Discounts to join current tenant, Aldi	88,400	Complete
Madison, WI	Partial recapture; redevelop existing store for Dave & Busters, Total Wine & More, additional retail and restaurants	75,300	Substantially complete
Paducah, KY	Termination property; redevelop existing store for Burlington Stores, Ross Dress for Less and additional retail	102,300	Substantially complete
Thornton, CO	Termination property; redevelop existing store for Vasa Fitness and additional junior anchors	191,600	Substantially complete
Cockeysville, MD	Partial recapture; redevelop existing store for HomeGoods, Michael's Stores, additional junior anchors and restaurants (note: contributed to the Cockeysville JV in Q1 2019)	83,500	Substantially complete
Temecula, CA	Partial recapture; redevelop existing store and detached auto center for Round One, small shop retail and restaurants	65,100	Substantially complete
North Hollywood, CA	Partial recapture; redevelop existing store for Burlington Stores and Ross Dress for Less	79,800	Substantially complete
West Jordan, UT	Termination property (project expansion); redevelop existing store and attached auto center for At Home, Burlington Stores, Planet Fitness and small shop retail	190,300	Substantially complete
Austin, TX (Tech Ridge)	Partial recapture; redevelop existing store for AMC Theatres and restaurants (note: a portion of this property was contributed to the Tech Ridge JV in Q3 2019; this project reflects the retained, wholly-owned redevelopment)	53,900	Delivered to tenant(s)
Salem, NH	Densify site with new theatre for Cinemark and recapture and repurpose auto center for restaurant space to join existing tenant Dick's Sporting Goods	71,200	Delivered to tenant(s)
Fairfax, VA	Partial recapture; redevelop existing store and attached auto center for Dave & Busters, additional junior anchors and restaurants	110,300	Delivered to tenant(s)
North Riverside, IL	Partial recapture; redevelop existing store and detached auto center for Blink Fitness, Round One, additional junior anchors, small shop retail and restaurants	103,900	Delivered to tenant(s)
Olean, NY	Termination property (project expansion); redevelop existing store for Marshall's, Ollie's Bargain Basement and additional retail	125,700	Delivered to tenant(s)
Las Vegas, NV	Partial recapture; redevelop existing store for Round One and additional retail	78,800	Delivered to tenant(s)
Roseville, MI	Termination property (project expansion); redevelop existing store for At Home, Hobby Lobby and additional retail	369,800	Delivered to tenant(s)
Warrenton, VA	Termination property; redevelop existing store for HomeGoods and additional retail	97,300	Delivered to tenant(s)
Yorktown Heights, NY	Partial recapture; redevelop existing store for 24 Hour Fitness and other retail uses	85,200	Underway	Q4 2019
Reno, NV	100% recapture; redevelop existing store and auto center for Round One and additional retail	169,800	Underway	Q4 2019
Charleston, SC	100% recapture (project expansion); redevelop existing store and detached auto center for Burlington Stores and additional retail	126,700	Underway	Q4 2019
Chicago, IL (Kedzie)	Termination property; redevelop existing store for Ross Dress for Less, dd's Discounts, Five Below, Blink Fitness and additional retail	123,300	Underway	Q4 2019
El Paso, TX	Termination property; redevelop existing store for Ross Dress for Less, dd's Discounts, Five Below and additional retail	114,700	Underway	Q4 2019
Pensacola, FL	Termination property; redevelop existing store for BJ's Wholesale, additional retail and restaurants	134,700	Underway	Q1 2020
Fresno, CA	Partial recapture, redevelop existing store and detached auto center for Ross Dress for Less, dd's Discounts and additional retail	78,300	Underway	Q1 2020
North Miami, FL	100% recapture; redevelop existing store for Burlington Stores, Michael's and Ross Dress for Less	124,300	Underway	Q2 2020
Manchester, NH	Termination property; redevelop existing store for Dick's Sporting Goods, Dave & Busters, additional retail and restaurants	117,700	Underway	Q3 2020
Victor, NY	Termination property, redevelop existing store for Dick's Sporting Goods and additional retail	140,500	Underway	Q3 2020
Merced, CA	Termination property; redevelop existing store for Burlington Stores, dd's Discounts, Five Below, Ulta Beauty and additional retail	92,600	Underway	Q1 2021
Chesapeake, VA	Termination property; redevelop existing store for Rosie's Gaming Emporium, additional entertainment and restaurants	185,900	Q2 2020	Q3 2021
Santa Cruz, CA	Partial recapture; redevelop existing store for TJ Maxx, HomeGoods and additional junior anchors	62,200	Sold
Vancouver, WA	Partial recapture; redevelop existing store for Round One, Hobby Lobby and additional retail and restaurants	72,400	Sold
Saugus, MA	Partial recapture; redevelop existing store and detached auto center (temporarily on hold)	99,000	To be determined

Total Project Costs over $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Memphis, TN	100% recapture; demolish and construct new buildings for LA Fitness, Nordstrom Rack, Ulta Beauty, Hopdoddy Burger Bar and additional retail and restaurants	135,200	Complete
St. Petersburg, FL (Tyrone Square)	100% recapture; demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart, Five Below, Chili's Grill & Bar, Pollo Tropical, LongHorn Steakhouse, Verizon and additional small shop retail and restaurants	142,400	Complete
Orlando, FL	100% recapture; demolish and construct new buildings for Floor & Decor, LongHorn Steakhouse, Mission BBQ, Olive Garden and additional small shop retail and restaurants	139,200	Substantially complete
West Hartford, CT	100% recapture; redevelop existing store and detached auto center for buybuyBaby, Cost Plus World Market, REI, Saks OFF Fifth, other junior anchors, Shake Shack and additional small shop retail (note: contributed to the West Hartford JV in Q2 2018)	147,600	Substantially complete
Watchung, NJ	100% recapture; demolish full-line store and detached auto center and construct new buildings for Cinemark, HomeSense, Sierra Trading Post, Ulta Beauty, Chick-fil-A, small shop retail and additional restaurants	126,700	Substantially complete
Wayne, NJ	Partial recapture (project expansion); redevelop existing store and detached auto center for Cinemark, Dave & Busters, Yardhouse and additional retail and restaurants (note: contributed to the GGP II JV in Q3 2017)	156,700	Delivered to tenant(s)
Carson, CA	100% recapture (project expansion); redevelop existing store for Burlington Stores, Ross Dress for Less and additional retail	163,800	Delivered to tenant(s)
Greendale, WI	Termination property; redevelop existing store and attached auto center for Dick's Sporting Goods, Round One, TJ Maxx, additional retail and restaurants	223,800	Delivered to tenant(s)
El Cajon, CA	100% recapture; redevelop existing store and auto center for Ashley Furniture, Bob's Discount Furniture, Burlington Stores and additional retail and restaurants; a portion of the basement has been leased to Extra Space Storage	242,700	Delivered to tenant(s)
Anchorage, AK	100% recapture; redevelop existing store for Safeway, Guitar Center, Planet Fitness and additional retail to join current tenant, Nordstrom Rack	142,500	Delivered to tenant(s)
Aventura, FL	100% recapture; demolish existing store and construct new, multi-level open air retail destination featuring a leading collection of experiential shopping, dining and entertainment concepts alongside a treelined esplanade and activated plazas	216,600	Initial deliveries to tenants Q1 2020
San Diego, CA	100% recapture; redevelop existing store into two highly-visible, multi-level buildings with exterior facing retail space leased to Equinox Fitness and a premier mix of experiential shopping, dining, and entertainment concepts (note: contributed to UTC JV in Q2 2018)	206,000	Initial deliveries to tenants Q4 2019
Santa Monica, CA	100% recapture; redevelop existing building into premier, mixed-use asset featuring unique, small-shop retail and creative office space (note: contributed to the Mark 302 JV in Q1 2018)	96,500	Completing core building construction Q4 2019
East Northport, NY	Termination property; redevelop existing store and attached auto center for AMC Theatres, 24 Hour Fitness, additional junior anchors and small shop retail	179,700	Underway	Q4 2019
Tucson, AZ	100% recapture; redevelop existing store and auto center for Round One and additional retail	224,300	Underway	Q4 2019
Fairfield, CA	100% recapture (project expansion); redevelop existing store and auto center for Dave & Busters, AAA Auto Repair Center and additional retail	146,500	Underway	Q1 2020
Plantation, FL	100% recapture (project expansion); redevelop existing store and auto center for GameTime, Powerhouse Gym, additional retail and restaurants	184,400	Underway	Q1 2020
Roseville, CA	Termination property (project expansion): redevelop existing store and auto center for Cinemark, Round One, AAA Auto Repair Center, additional retail and restaurants	147,400	Underway	Q2 2020
San Antonio, TX	Termination property (project expansion); redevelop existing store for Bed Bath & Beyond, buybuyBaby, Tru Fit and additional retail to complement repurposed auto center occupied by Orvis, Jared's Jeweler and Shake Shack	215,900	Underway	Q2 2020
Ft. Wayne, IN	Termination property (project expansion); redevelop existing store for Dave & Buster's, HomeGoods and additional retail to complement new outparcels for BJ's Brewhouse, Chick-fil-A and Portillo's	96,400	Underway	Q4 2020
Hialeah, FL (Westland Mall)	100% recapture (project expansion); redevelop existing store and auto center for Paragon Theaters, Ulta Beauty, Five Below, Panera Bread and additional retail and restaurants	158,100	Q4 2019	Q2 2021
Asheville, NC	100% recapture; redevelop existing store and auto center for Alamo Drafthouse, restaurants and small shop retail	110,600	Q4 2019	Q2 2021
Orland Park, IL	100% recapture; redevelop existing store for AMC Theatres, 24 Hour Fitness, additional retail and restaurants	181,900	Q1 2020	Q2 2021
Canton, OH	100% recapture (project expansion); redevelop existing store for Dick's Sporting Goods, Dave & Busters and additional retail and restaurants	208,200	Q2 2020	Q1 2021

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2018 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the nine months ended September 30, 2019, there were no material changes to these policies, other than the adoption of the Accounting Standards Codification Topic 842, Leases, described in Note 2 to the unaudited consolidated financial statements in Part I, Item I of this Quarterly Report on Form 10-Q.

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

The following table reconciles NOI and Total NOI to GAAP net income (loss) for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
NOI and Total NOI	2019	2018	2019	2018
Net loss	$(16,482)	$(34,744)	$(53,261)	$(29,145)
Termination fee income	(5,525)	(6,988)	(5,525)	(7,162)
Management and other fee income	(795)	(115)	(2,891)	(1,029)
Depreciation and amortization	21,593	49,830	68,003	134,048
General and administrative expenses	8,130	8,338	26,186	24,808
Equity in loss of unconsolidated joint ventures	5,616	2,266	14,338	7,006
Gain on sale of real estate	(12,445)	(17,401)	(45,318)	(93,419)
Interest and other income	(1,416)	(1,162)	(6,189)	(2,298)
Interest expense	22,046	30,723	67,641	65,004
Change in fair value of interest rate cap	—	16	—	23
Provision for income taxes	(40)	93	83	437
NOI	$20,682	$30,856	$63,067	$98,273
NOI of unconsolidated joint ventures	1,086	4,337	8,245	14,102
Straight-line rent adjustment (1)	(6,759)	885	(15,662)	(2,289)
Above/below market rental income/expense (1)	(348)	(365)	(2,066)	(1,034)
Total NOI	$14,661	$35,713	$53,584	$109,052

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles FFO and Company FFO to GAAP net income (loss) for the for the three and nine months ended September 30, 2019 and September 30, 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO and Company FFO	2019	2018	2019	2018
Net loss	$(16,482)	$(34,744)	$(53,261)	$(29,145)
Real estate depreciation and amortization (consolidated properties)	21,011	49,266	66,386	132,364
Real estate depreciation and amortization (unconsolidated joint ventures)	6,752	3,671	22,134	10,980
Gain on sale of real estate	(12,445)	(17,401)	(45,318)	(93,419)
Dividends on preferred shares	(1,225)	(1,225)	(3,675)	(3,678)
FFO attributable to common shareholders and unitholders	$(2,389)	$(433)	$(13,734)	$17,102
Termination fee income	(5,525)	(6,988)	(5,525)	(7,162)
Change in fair value of interest rate cap	—	16	—	23
Amortization of deferred financing costs	106	6,631	329	10,221
Company FFO attributable to common shareholders and unitholders	$(7,808)	$(774)	$(18,930)	$20,184

FFO per diluted common share and unit	$(0.04)	$(0.01)	$(0.25)	$0.31
Company FFO per diluted common share and unit	$(0.14)	$(0.01)	$(0.34)	$0.36

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	36,829	35,598	36,268	35,535
Weighted average OP units outstanding	18,973	20,119	19,532	20,165
Weighted average common shares and units outstanding	55,802	55,717	55,800	55,700

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2018 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of September 30, 2019, we had $1.6 billion of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility that is not subject to interest rate fluctuations.

Fair Value of Debt

As of September 30, 2019, the estimated fair value of our debt was $1.6 billion.  The estimated fair value of our debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, plaintiffs Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) naming us and certain of our affiliates, as well as affiliates of ESL and Sears Holdings, as defendants. The Litigation alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings.  The challenged transactions include the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings.  The Litigation alleges, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid.  The Litigation seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015 and return of the proceeds of the transactions between Sears Holdings and Seritage, or, in the alternative, (ii) payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property.  The Litigation is at its early stages, and the defendants thereto have not yet filed a response to the complaint described above.

On October 15, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Second Amended Joint Chapter 11 Plan of Sears Holdings and its affiliated debtors (the “Chapter 11 Plan”).  Pursuant to the terms of the Confirmation Order, upon the effective date of the Chapter Plan, a liquidating trust will be formed, and the Litigation will vest in the liquidating trust.  The Confirmation Order further provides that, prior to the effective date of the Chapter 11 Plan and the formation of the liquidating trust, the Litigation shall be controlled by five litigation designees selected by Sears Holdings and the Unsecured Creditors’ Committee (the “UCC”). For further information, refer to the Chapter 11 Plan, Confirmation Order and liquidating trust agreement, each of which has been publicly filed with the Bankruptcy Court.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	SEC Document Reference

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: November 1, 2019	/s/ Benjamin Schall
	By:	Benjamin Schall
President and Chief Executive Officer

Dated: November 1, 2019	/s/ Brian Dickman
	By:	Brian Dickman
Executive Vice President and Chief Financial Officer