Form 10-K
period 2019-12-31
Seritage Growth Properties
filed 2020-03-02
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(g) of the Act: None.

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

On June 28, 2019, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,527,000,000 based upon the closing price of $42.96 of the common stock as reported on the New York Stock Exchange on such date.

As of February 21, 2020, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	36,902,940
Class B common shares of beneficial interest, par value $0.01 per share	1,242,536
Class C common shares of beneficial interest, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Seritage Growth Properties’ Proxy Statement for its 2020 Annual Meeting of Shareholders, to be held May 21, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SERITAGE GROWTH PROPERTIES

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2019

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

Forward-looking statements involve numerous risks and uncertainties and you should not rely on them as predictions of future events.  Forward-looking statements depend on assumptions, data or methods which may be incorrect or imprecise and we may not be able to realize them.  The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements:

•	Declines in retail, real estate and general economic conditions;
•	Competition in the real estate and retail industries;
•	Risks relating to our redevelopment activities and potential acquisition or disposition of properties;
•	Failure to achieve expected occupancy and/or rent levels within the projected time frame or at all;
•	Contingencies to the commencement of rent under signed leases;
•	Holdco’s termination and other rights under its master lease with us;
•	Our historical exposure to Sears Holdings and the effects of its previously announced bankruptcy filing;
•	The litigation filed against us and other defendants in the Sears Holdings adversarial proceeding pending in bankruptcy court;
•	The terms of our indebtedness and availability or sources of liquidity;
•	Environmental, health, safety and land use laws and regulations;
•	Restrictions with which we are required to comply in order to maintain REIT status and other legal requirements to which we are subject;
•	The impact of ongoing negative operating cash flow on our ability to fund operations and ongoing development; and
•	Our relatively limited operating history as an independent public company.

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

The Company

Seritage Growth Properties (“Seritage”) (NYSE: SRG), a Maryland real estate investment trust formed on June 3, 2015, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code (the “Code”).  Seritage’s assets are held by and its operations are primarily conducted, directly or indirectly, through Seritage Growth Properties, L.P., a Delaware limited partnership (the “Operating Partnership”).  Under the partnership agreement of the Operating Partnership, Seritage, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.  Unless otherwise expressly stated or the context otherwise requires, the “Company”, “we,” “us,” and “our” as used herein refer to Seritage, the Operating Partnership and its owned and controlled subsidiaries.

Seritage is principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States.  As of December 31, 2019, the Company’s portfolio consisted of interests in 212 properties totaling approximately 33.4 million square feet of gross leasable area (“GLA”), including 184 wholly owned properties totaling approximately 28.7 million square feet of GLA across 44 states and Puerto Rico (the “Wholly Owned Properties), and interests in 28 joint venture properties totaling approximately 4.7 million square feet of GLA across 14 states (the “JV Properties”).

The Company’s mission is to create and own revitalized shopping, dining, entertainment and mixed-use destinations that provide enriched experiences for consumers and local communities, and create long-term value for our shareholders.

Background

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

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On February 28, 2019, the Company and certain affiliates of Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., executed a master lease with respect to 51 Wholly Owned Properties (the “Holdco Master Lease”), which became effective on March 12, 2019, when the Bankruptcy Court issued an order approving the rejection of the original master lease between the Company and affiliates of Sears Holdings (the “Original Master Lease”).

As of December 31, 2019, the Company leased space at 48 Wholly Owned Properties to Holdco under the Holdco Master Lease and also leased space to Holdco at three JV Properties. As of December 31, 2019, three Wholly Owned Properties were subject to 100% recapture notices pursuant to the terms of the Holdco Master Lease, and 28 Wholly Owned Properties and one JV Property were subject to termination notices pursuant to the terms of the Holdco Master Lease and the lease with Holdco at the JV Property, respectively. Giving effect to this recapture and termination activity, the Company leased space at 17 Wholly Owned Properties to Holdco under the Holdco Master Lease and also leased space to Holdco at two JV Properties.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc, which owns Holdco.  Mr. Lampert is also the Chairman of Seritage and controls each of the tenant entities that is a party to the Holdco Master Lease.

Business Strategies

The Company’s primary objective is to create value for its shareholders through the re-leasing and redevelopment of the majority of its Wholly Owned Properties and JV Properties.  In doing so, the Company expects to meaningfully grow net operating income (“NOI”) and diversify its tenant base while transforming its portfolio from one with a single-tenant retail orientation to one comprised predominately of multi-tenant shopping centers, multifamily properties and larger-scale, mixed-use environments.

In order to achieve its objective, the Company intends to execute the following strategies:

•

Convert single-tenant buildings into multi-tenant properties at meaningfully higher rents.  We intend to increase NOI and diversify our portfolio by actively redeveloping space at our properties and re-leasing such space to new, diversified tenants at higher rents than those paid for space currently or formerly occupied by Sears or Kmart prior to redevelopment.

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

As of December 31, 2019, we had originated 91 primarily retail redevelopment projects since inception representing an estimated total investment of $1.6-1.7 billion.

•

Maximize value of vast land holdings through retail and mixed-use densification.  As of December 31, 2019, our portfolio included approximately 2,800 acres of land, or an average of 13 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas and the Northeast.  We believe these land holdings will provide meaningful opportunities for additional retail and mixed-use development.

In particular, we have identified approximately three dozen sites that we believe have the real estate characteristics and demographic profile to support integrated mixed-use development, including retail, residential, office and other uses.  Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites, as well as others throughout the portfolio, will provide attractive and value-enhancing redevelopment opportunities.  In 2019, the Company announced its first three multifamily projects totaling approximately 900 units and 135,000 square feet of integrated retail space.  These projects represent the first phases of three larger, mixed-use developments that are entitled for approximately 1,500 multifamily units and over 1,900,000 square feet of commercial space, including office, retail and hotel uses.

•

Leverage existing and future joint venture relationships with leading real estate and financial partners.  As of December 31, 2019, we owned 50% interests in 28 JV Properties, including 23 properties in joint ventures with leading regional mall REITs and five properties in joint ventures with other institutional partners, each of which is focused on driving value creation through the same intensive re-leasing and redevelopment activities we pursue at our Wholly Owned Properties.

We expect to participate in future joint ventures to leverage our human and capital resources and pursue additional value-creating projects.  We will generally seek partners that provide incremental development expertise and/or capital, or, as a result of circumstances, allow us to create more value together than we believe we could create on our own.

As of December 31, 2019, we had signed joint venture agreements with multifamily partners to entitle and develop over 5,400 apartment units across 14 sites. These agreements are subject to the achievement of certain milestones and other closing conditions and there can be no assurance that such transactions will be consummated.

•

Maintain a flexible capital structure to support value creation activities.  We expect to maintain a capital structure that provides us with the financial flexibility and capacity to continue to fund our operations and redevelopment opportunities.  We believe that our current capital structure and potential sources of liquidity, including but not limited to, sales of Wholly Owned Properties, sales of interests in JV Properties and potential credit and capital markets transactions (each of which may be subject to compliance with certain conditions and/or the consent of the lender under our $2.0 billion term loan facility), should continue to provide us with access to capital to operate our business and fund our operations and investments in value-creating projects.  In addition, our $2.0 billion term loan facility includes an undrawn $400 million incremental funding facility, access to which is subject to certain conditions that we have not yet achieved.

Significant Tenants

As of December 31, 2019, a material amount of the Company’s in-place rental income was generated from Holdco, which leased space at 48 of the Company’s 184 Wholly Owned Properties and three of its 28 JV Properties.

As of December 31, 2019, three Wholly Owned Properties were subject to 100% recapture notices pursuant to the terms of the Holdco Master Lease, and 28 Wholly Owned Properties and one JV Property were subject to termination notices pursuant to the terms of the Holdco Master Lease and the lease with Holdco at the JV Property, respectively.  Giving effect to this recapture and termination activity, the Company leased space at 17 Wholly Owned Properties to Holdco under the Holdco Master Lease and also leased space to Holdco at two JV Properties.

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

Environmental Matters

Our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes.  Certain of the properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures.  In addition, a substantial portion of the properties we acquired from Sears Holdings currently include, or previously included, automotive care center facilities and retail fueling facilities, and are or were subject to laws and regulations governing the handling, storage and disposal of hazardous substances contained in some of the products or materials used or sold in the automotive care center facilities (such as motor oil, fluid in hydraulic lifts, antifreeze and solvents and lubricants), the recycling/disposal of batteries and tires, air emissions, wastewater discharges and waste management.  In addition to these products or materials, the equipment in use or previously used at such properties, such as service equipment, car lifts, oil/water separators, and storage tanks, has been subject to increasing environmental regulation relating to, among other things, the storage, handling, use, disposal, and transportation of hazardous materials.  The Holdco Master Lease obligates Holdco to comply with applicable environmental laws and to indemnify us if their noncompliance results in losses or claims against us, and to remove all automotive care center equipment and facilities upon the expiration or sooner termination of the Holdco Master Lease. Other leases include, or are expected to include similar provisions for other operators of their respective spaces with respect to environmental matters first arising during their occupancy.  An operator’s failure to comply could result in fines and penalties or the requirement to undertake corrective actions which may result in significant costs to the operator and thus adversely affect their ability to meet their obligations to us.

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

Under the Holdco Master Lease, Holdco is required to indemnify us from certain environmental liabilities at the Wholly Owned Properties before or during the period in which each Wholly Owned Property is leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities.  In addition, an environmental reserve was funded at the closing of the Transaction in the amount of approximately $12.0 million.  As of December 31, 2019, the balance of the environmental reserve was approximately $9.5 million.

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

Employees

As of February 21, 2020, we had 77 full-time employees.  Our employees are not covered by a collective bargaining agreement, and we consider our employee relations to be satisfactory.

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

Risks Related to Our Business and Operations

We are dependent on the ability of our top tenants, including Holdco, to successfully operate their businesses. Our tenants’ failure to operate their businesses successfully, or the occurrence of an event that has a material adverse effect on the business, financial condition or results of operations of any of our major tenants, could have a material adverse effect on our business, financial condition or results of operations.

A significant portion of our leased properties are leased to our major tenants, including Holdco. For the year ended December 31, 2019, rents paid to us under the Holdco Master Lease represented 30.6% of our revenue for the year. As a result, the success of our investments, at least in the short-term, is materially dependent on the financial condition of our major tenants. At any time, our tenants may experience a downturn in their respective businesses that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  This uncertainty may be exacerbated as a result of actual changes in economic conditions, including as a result of market dynamics, trends in consumer income, rising energy prices, tariffs or trade disputes, and natural or manmade disasters, including epidemic or pandemic disease, or the impact of the fear of such changes on consumer behavior.  As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of locations or declare bankruptcy. For example, in November 2019, Holdco exercised its rights under the Holdco Master Lease to terminate the Holdco Master Lease, effective March 2020, with respect to 29 stores, 16 of which will be terminated without the payment of a termination fee.

The inability or unwillingness of our any of major tenants, including Holdco, to meet rent obligations and other obligations could materially adversely affect our business, financial condition or results of operations, including a reduction in operating cash flow that can be used to pay the interest, principal and other costs and expenses under our financings, or to pay cash dividends to Seritage shareholders.

In addition, certain of our lease agreements, including the Holdco Master Lease, require our tenants to pay certain insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective business, subject to proportionate sharing of expenses and certain other limitations. Our exposure to rental payments from our major tenants, including Holdco, as a material source of our rental income may limit our ability to enforce our rights under our lease agreements with such tenants.

The risk of financial failure of, or default in payment by, a major tenant is magnified in situations where we lease multiple properties to a single tenant under a master lease, and we may be limited in our ability to enforce our rights under such agreements. For example, the Holdco Master Lease is a unitary lease and does not provide for termination with respect to individual properties by reason of the default of the tenant. Failure by Holdco to comply with the terms of the Holdco Master Lease or to comply with the regulations to which the leased properties are subject could require us to find another master lessee for all such leased property and there could be a decrease or cessation of rental payments by Holdco. In such event, we may be unable to locate a suitable master lessee or a lessee for individual properties at similar rental rates and other obligations and in a timely manner or at all, which would have the effect of reducing our rental revenues.

There can be no assurance as to how our major tenants, including Holdco, will perform in the future. Outcomes not currently foreseen by us may occur, any of which could have a material and adverse impact on our business, results of operations and financial condition.

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

Bankruptcy laws afford certain protections to tenants that may also affect the treatment of master leases, such as the Holdco Master Lease. Subject to certain restrictions, a tenant under a master lease generally is required to assume or reject the master lease as a whole, rather than making the decision on a property-by-property basis. This prevents the tenant from assuming only the better performing properties and terminating the master lease with respect to the poorer performing properties.

While we believe that our Holdco Master Lease constitutes a unitary lease that would need to be assumed or rejected as a whole in any bankruptcy proceeding, whether or not a bankruptcy court would require that a master lease be assumed or rejected as a whole depends upon a “facts and circumstances” analysis considering a number of factors, including the parties’ intent, the nature and purpose of the relevant documents, whether there was separate and distinct consideration for each property included in the master lease, the provisions contained in the relevant documents and applicable state law. If a bankruptcy court were to allow the Holdco Master Lease to be rejected in part, certain underperforming leases related to properties we  own could be rejected by the tenant in bankruptcy while tenant-favorable leases are allowed to remain in place, thereby adversely affecting payments to us derived from the properties.

In addition, although we believe that the Holdco Master Lease is a “true lease” for purposes of bankruptcy law, it is possible that a bankruptcy court could re-characterize the lease transaction set forth in the Holdco Master Lease as a secured lending transaction. If the Holdco Master Lease is judicially recharacterized as a secured lending transaction, we would not be treated as the owner of the property and could lose certain rights as the owner in a bankruptcy proceeding.

We may not be able to renew leases or re-lease space at our properties, or lease space in newly recaptured properties, and property vacancies could result in significant capital expenditures.

When leases for our properties expire, or when the Holdco Master Lease or a Holdco JV Lease, as applicable, is recaptured or terminated with respect to particular properties, the premises may not be re-leased in a timely manner or at all, or the terms of re-leasing, including the cost of allowances and concessions to tenants, may be less favorable than the then-existing lease terms. The loss of a tenant through lease expiration or other circumstances may require us to spend (in addition to other re-letting expenses) significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses. Many of the leases we will enter into or acquire may be for properties that are especially suited to the particular business of the tenants operating on those properties. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions to re-lease the property. In addition, if we are required or otherwise determine to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. Also, we may not be able to lease new properties to an appropriate mix of tenants or for rents that are consistent with our expectations. To the extent that our leasing plans are not achieved or we incur significant capital expenditures as a result of property vacancies, our business, results of operations and financial condition could be materially adversely affected. In November 2019, Holdco exercised its rights under the Holdco Master Lease to terminate the Holdco Master Lease with respect to 29 stores effective March 2020.

Following the Sears Holdings bankruptcy, we have been named as a defendant in litigation that could adversely affect our business and financial condition, divert management’s attention from our business, and subject us to significant liabilities, including remedies that may be imposed as a result of a finding of fraudulent conveyance.

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, plaintiffs Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC commenced a litigation (the “Litigation”) in the Bankruptcy Court naming us and certain of our affiliates, as well as affiliates of ESL Investments, Inc. and Sears Holdings, and certain other third parties, as defendants. The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD).  The initial complaint has been superseded by the Amended Complaint described below.

On October 15, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Second Amended Joint Chapter 11 Plan of Sears Holdings and its affiliated debtors (the “Chapter 11 Plan”).  Pursuant to the terms of the Confirmation Order, upon the effective date of the Chapter 11 Plan, a liquidating trust will be formed, and the Litigation will vest in the liquidating trust.  The Confirmation Order further provides that, prior to the effective date of the Chapter 11 Plan and the formation of the liquidating trust, the Litigation shall be controlled by five litigation designees selected by Sears Holdings and the Official Committee of Unsecured Creditors’ (the “Creditors’ Committee”). For further information, refer to the Chapter 11 Plan, Confirmation Order and liquidating trust agreement, each of which has been publicly filed with the Bankruptcy Court.

On November 25, 2019, the Creditors’ Committee filed a first amended complaint (the “Amended Complaint”) in the Bankruptcy Court naming us and certain of our affiliates, as well as affiliates of ESL Investments, Inc. and Sears Holdings, and certain other third parties, as defendants. The Amended Complaint alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 (including the July 2015 transactions giving rise to Seritage, the execution of the Master Lease with Sears Holdings (the “Original Master Lease”), and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings and that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth hundreds of millions of dollars more than the purchase price paid.  The Amended Complaint further alleges that certain releases provided to Seritage and certain other defendants in connection with the Sears Holdings derivative litigation in the Delaware Court of Chancery in 2017 should be avoided and/or declared null and void as an actual and/or constructive fraudulent conveyance.  The Amended Complaint seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers, disgorgement, recovery of the property fraudulently transferred or, in the alternative, compensatory damages in an unspecified amount to be determined at trial, equitable subordination and disallowance of defendants’ claims as creditors, punitive and exemplary damages for any intentional wrongdoing, and reasonable attorneys’ fees, costs, and expenses.  On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the Amended Complaint relating to the release received in the Sears Holdings derivative litigation unjust enrichment and equitable subordination.

Fraudulent transfers or conveyances include transfers made or obligations incurred with the actual intent to hinder, delay or defraud current or future creditors, or transfers made or obligations incurred in exchange for less than reasonably equivalent value when the debtor was, or was rendered, insolvent, inadequately capitalized or unable to pay its debts as they become due. To remedy a fraudulent conveyance, a court could void the challenged transfer or obligation, requiring us to return consideration that we received, or impose substantial liabilities upon us for the benefit of unpaid creditors of the debtor that made the fraudulent conveyance, which could adversely affect our financial condition and our results of operations. Among other things, a court could require our shareholders to return to Sears Holdings or its creditors some or all of the securities issued in the distribution made in connection with the formation of Seritage.

Although we believe that the claims against us in the Litigation are without merit and intend to defend against them vigorously, we are not able to predict the ultimate outcome of the Litigation, the magnitude of any potential losses or the effect such litigation may have on us or our operations. It is possible that the Litigation could cause us to incur substantial costs and that they could be resolved adversely to us, result in substantial damages or other forms of relief, result in or be connected to additional claims, affect our relations with counterparties to commercial transactions and divert management’s attention and resources, any of which could harm our business. Protracted litigation, including any adverse outcomes, may have an adverse impact on our business, results of operations or financial condition and could subject us to adverse publicity and require us to incur significant legal fees.  Please see Note 9 – Commitments and Contingencies – in this Annual Report on Form 10-K for additional information regarding the Litigation.

Real estate investments are relatively illiquid.

Our properties represent a substantial portion of our total consolidated assets, and these investments are relatively illiquid. Significant expenditures associated with each equity investment, such as mortgage payments, real estate taxes, insurance, and repair and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. If income from a property declines while the related expenses do not decline, our income and cash available to us would be adversely affected. If it becomes necessary or desirable for us to dispose of one or more of our mortgaged properties, we might not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt or other costs and expenses. As a result, our ability to sell one or more of our properties or investments in real estate in response to any changes in economic or other conditions may be limited. If we want to sell a property, we may not be able to dispose of it in the desired time period or at a sale price that would exceed the cost of our investment in that property. In addition, our ability to enter into asset sales or joint ventures is subject to among other uncertainties, our ability to identify prospective purchasers, the willingness of prospective purchasers to enter into transactions on commercially reasonable terms, negotiations with counterparties, satisfactory examination of property and title by the purchasers, the ability to obtain title and other relevant insurance, applicable consent rights of the lender under our term loan facility, the ability of purchasers to obtain adequate financing, and customary closing conditions.

The number of potential buyers for certain properties that we may seek to sell may be limited by the presence of such properties in retail or mall complexes owned or managed by other property owners. In addition, our ability to sell or dispose of certain properties may be hindered by the fact that such properties may be subject to the Holdco Master Lease, as the terms of such master lease or the fact that Holdco is the lessee may make such properties less attractive to a potential buyer than alternative properties that may be for sale. Furthermore, if we decide to sell any of our properties, we may provide financing to purchasers and bear the risk that the purchasers may default, which may delay or prevent our use of the proceeds of the sales for other purposes or the distribution of such proceeds to our shareholders.

Both we and our tenants face a wide range of competition that could affect our ability to operate profitably.

The presence of competitive alternatives, both to our properties and the businesses that lease our properties, affects our ability to lease space and the level of rents we can obtain. Our properties operate in locations that compete with other retail properties and also compete with other forms of retailing, such as catalogs and e-commerce websites. Competition may also come from strip centers, outlet centers, lifestyle centers and malls, and both existing and future development projects. New construction, renovations and expansions at competing sites could also negatively affect our properties. In addition, we compete with other retail property companies for tenants and qualified management. These other retail property companies may have relationships with tenants that we do not have since we have a limited operating history, including with respect to national chains that may be desirable tenants. If we are unable to successfully compete, our business, results of operations and financial condition could be materially adversely affected. See also “Item 1. Business - Competition.”

In addition, the retail business is highly competitive and if our retail tenants fail to differentiate their shopping experiences, create an attractive value proposition or execute their business strategies, they may terminate, default on, or fail to renew their leases with us, and our results of operations and financial condition could be materially adversely affected. Furthermore, we believe that the increase in digital and mobile technology usage has increased the speed of the transition from shopping at physical locations to web-based purchases and that our tenants, including Holdco, may be negatively affected by these changing consumer spending habits. If our tenants are unsuccessful in adapting their businesses, and, as a result terminate, default on, or fail to renew their leases with us, our results of operations and financial condition could be materially adversely affected.

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

In addition, we intend to redevelop a significant portion of the properties purchased from Sears Holdings in prior years in order to make space available for lease to additional retail tenants and potentially other lessees for other uses. The redevelopment of these properties involves the risks associated with real estate development activities generally. Our redevelopment strategies also involve additional risks, including the risk that Holdco may terminate or fail to renew leases with us for the applicable portion of the redeveloped space as a result of our redevelopment activities. If we are unable to successfully redevelop properties or to lease the redeveloped properties to third parties on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

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
•

loss of rental income, as well as payments of maintenance, repair, real estate taxes and other charges, including from Holdco related to space that is recaptured pursuant to the Holdco Master Lease, which may not be re-leased to third parties;

•	restrictions or obligations imposed pursuant to other agreements;
•	construction and/or lease-up costs (including tenant improvements or allowances) and delays and cost overruns, including construction costs that exceed original estimates;
•	failure to achieve expected occupancy and/or rent levels within the projected time frame or at all;
•	inability to operate successfully in new markets where new properties are located;
•	failure to successfully manage, or find suitable third-party development partners for, the development of residential, office or other mixed-use properties;
•	inability to successfully integrate new or redeveloped properties into existing operations;
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

If any property is not fully occupied or becomes vacant in whole or in part, or if rents are being paid in an amount that is insufficient to cover operating costs and expenses, we could be required to expend funds with respect to that property for operating expenses. Our properties are subject to increases in tax rates and tax assessments, utility costs, insurance costs, repairs, maintenance and administrative expenses, and other operating expenses. We may also incur significant expenditures as a result of deferred maintenance for the properties we have already acquired (subject to reserved funds to cover certain of these costs) and other properties we may acquire in the future. While properties under the Holdco Master Lease are generally subject to a triple-net lease basis (subject to proportionate sharing of operating expenses with respect to space not leased by Holdco), renewals of leases or future leases may not be negotiated on that basis, in which event we may have to pay those costs. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions and other operating expenses, we could be required to pay those costs which could adversely affect funds available for future development or cash available for distributions.

We have ongoing capital needs and may not be able to obtain additional financing or other sources of funding on acceptable terms.

As of December 31, 2019, we had aggregate outstanding indebtedness of $1.6 billion. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly acquired properties or capital contributions to joint ventures, or to fund retenanting and redevelopment projects. Our existing debt and any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service, and the reinvestment in and redevelopment of our properties.  As a result of a decrease in occupancy levels due to our recapture of space for redevelopment purposes and the execution of termination rights under the Original Master Lease, our property rental income, which is our primary source of operating cash flow, did not fully fund property operating and other expenses incurred during the year ended December 31, 2019. Property operating and other expenses are projected to continue to exceed property rental income until such time as additional tenants commence paying rent, and we plan to incur additional development expenditures as we continue to invest in the redevelopment of our portfolio. While we do not currently have the liquid funds available to fully fund projected property and other expenses and planned development expenditures, we expect to fund these uses of cash with a combination of capital sources including, but not limited to, sales of Wholly Owned Properties, sales of interests in JV Properties and potential credit and capital markets transactions, subject to compliance with certain conditions and/or the consent of our lender under our $2.0 billion term loan facility.

As of December 31, 2019, we were not in compliance with certain financial metrics applicable to us under the agreements governing our term loan facility. As a result, we must receive the consent of the lender to dispose of assets via sale or joint venture and, as of December 31, 2019, the lender had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets.  Additionally, the lender has the right to request mortgages against our assets pursuant to the mortgage and collateral requirement and, during the year ended December 31, 2019, the lender has requested mortgages on a majority of our portfolio.

The term loan facility also provides for a $400 million incremental facility. Our ability to access the incremental facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the incremental facility, of not less than $200 million and (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million. As of December 31, 2019, we have not achieved this level of rental income from non-Sears Holdings tenants.

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

On December 20, 2017, the U.S. Congress passed Public Law No. 1, known as the “Tax Cuts and Jobs Act of 2017” (the “TCJA”), which was signed into law on December 22, 2017. The enactment of the TCJA has given rise to numerous interpretive issues and ambiguities and future legislation may be enacted to clarify or modify the TCJA. Any such future legislation, as well as any regulations or other interpretive guidance, could take effect retroactively, and could adversely affect our business and financial condition increasing our tax or tax compliance costs. The impact of any such law, regulation or interpretation may have a material and adverse impact on us and our shareholders.

Real estate related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisitions and/or redevelopment of properties. Generally, from time to time, our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although the Holdco Master Lease permits, and some other leases may also permit, us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will reduce our income and the cash available for distributions to our shareholders.

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

We currently have one property in our wholly-owned portfolio that is on land subject to a ground lease. Accordingly, we only own a long-term leasehold in the land underlying this property, and we own the improvements thereon only during the term of the ground lease. In the future, our portfolio may include additional properties subject to ground leases or similar interests. If we are found to be in breach of a ground lease, we could lose the right to use the property and could also be liable to the ground lessor for damages. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, which we may be unable to do, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise options to extend the term of our ground lease is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we may not be able to exercise our options at such time. In addition, two JV Properties are currently ground leased or leased and, therefore, subject to similar risks. Furthermore, we may not be able to renew our ground lease or future ground leases upon their expiration (after the exercise of all renewal options). If we were to lose the right to use a property due to a breach or non-renewal or final expiration of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect our business, financial conditions or results of operations.

Certain properties within our portfolio are subject to restrictions pursuant to reciprocal easement agreements, operating agreements, or similar agreements, some of which contain a purchase option or right of first refusal or right of first offer in favor of a third party.

Many of the properties in our portfolio are, and properties that we acquire in the future may be, subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements (collectively, “Property Restrictions”) that could adversely affect our ability to redevelop the properties or lease space to third parties. Such Property Restrictions could include, for example, limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on use of properties, including for retail uses only; limitations affecting parking requirements; restrictions on exterior or interior signage or facades; or access to an adjoining mall, among other things. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding, redeveloping or re-leasing properties. Failure to secure such consents when necessary may harm our ability to execute leasing, redevelopment or expansion strategies, which could adversely affect our business, financial condition or results of operations. In certain cases, a third party may have a purchase option or right of first refusal or right of first offer that is activated by a sale or transfer of the property, or a change in use or operations, including a closing of the Sears operation or cessation of business operations, on the encumbered property.  From time to time, we have been involved in disputes or legal proceedings relating to such Property Restrictions, which may result in the incurrence of legal costs and diversion of management resources to resolve.

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

The Americans with Disabilities Act (the “ADA”) has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires that buildings be made accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers, and non-compliance could result in imposition of fines by the United States government or an award of damages to private litigants, or both. While the tenants to whom our properties are leased are generally obligated by law or lease to comply with the ADA provisions applicable to the property being leased to them, if required changes involve other property not being leased to such tenants, if the required changes include greater expenditures than anticipated, or if the changes must be made on a more accelerated basis than anticipated, the ability of these tenants to cover costs could be adversely affected. Moreover, certain other leases may require the landlord to comply with the ADA with respect to the building as a whole and/or the tenant’s space. As a result of any of the foregoing circumstances, we could be required to expend funds to comply with the provisions of the ADA, which could adversely affect our results of operations and financial condition.

Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations.

As the owner or operator of various real properties and facilities, we must comply with various federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning restrictions. Historically, Sears Holdings, a predecessor to Holdco, did not incur significant expenditures to comply with these laws with respect to the substantial majority of the space at the properties that were subject to the Original Master Lease. However, a substantial portion of our properties that have resulted in certain remediation activities currently include, or previously included, automotive care center facilities and retail fueling facilities, and/or above-ground or underground storage tanks, and are or were subject to laws and regulations governing the handling, storage and disposal of hazardous substances contained in some of the products or materials used or sold in the automotive care center facilities (such as gasoline, motor oil, fluid in hydraulic lifts, antifreeze, solvents and lubricants), the recycling/disposal of batteries and tires, air emissions, wastewater discharges and waste management. In addition to these products, the equipment in use or previously used at such properties, such as service equipment, car lifts, oil/water separators, and storage tanks, has been subject to increasing environmental regulation relating to, among other things, the storage, handling, use, disposal and transportation of hazardous materials. There are also federal, state and local laws, regulations and ordinances that govern the use, removal and/or replacement of underground storage tanks in the event of a release on, or an upgrade or redevelopment of, certain properties. Such laws, as well as common-law standards, may impose liability for any releases of hazardous substances associated with the underground storage tanks and may provide for third parties to seek recovery from owners or operators of such properties for damages associated with such releases. If hazardous substances are released from any underground storage tanks on any of our properties, we may be materially and adversely affected. In a few states, transfers of some types of sites are conditioned upon clean-up of contamination prior to transfer. If any of our properties are subject to such contamination, we may be subject to substantial clean-up costs before we are able to sell or otherwise transfer the property.

The Original Master Lease contained requirements that Sears Holdings indemnify us from certain environmental liabilities; however, following Sears Holdings’ bankruptcy, there can be no assurance that we would be able to collect any amounts due under such indemnification obligations. Under the Holdco Master Lease, Holdco is required to indemnify us from certain environmental liabilities at certain properties, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities. Although existing and future other leases are expected to require tenants generally to indemnify us for such tenants’ non-compliance with environmental laws as a result of their occupancy, such tenants typically will not be required to indemnify us for environmental non-compliance arising prior to their occupancy. In such cases, we may incur costs and expenses under such leases or as a matter of law. The amount of any environmental liabilities could exceed the amounts for which Holdco or other third parties would be required to indemnify us (or the applicable JV) or their financial ability to do so. In addition, under the terms of the agreements governing our indebtedness, we have deposited funds in a reserve account that will be used to fund costs incurred in correcting certain environmental and other conditions. The amount of such funds may not be sufficient to correct the environmental and other conditions to which they are expected to be applied.

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

We may incur mortgage debt and pledge all or some of our real properties as security for that debt to finance newly acquired properties or capital contributions to joint ventures, or to fund retenanting and redevelopment projects. As of December 31, 2019, we were required to provide mortgages to the lender under our term loan facility on a majority of our portfolio. This restriction, together with the other provisions of the Term Loan Facility, will limit our ability to obtain additional secured financing using such properties as collateral. We may also borrow if we need funds or deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to shareholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure of any of our properties generally would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, the Company may be unable to pay the amount of distributions required in order to maintain its REIT status. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected.

Covenants in our term loan facility may limit our operational flexibility and a covenant breach or default could adversely affect our business and financial condition.

Our term loan facility includes certain financial metrics to govern certain collateral and covenant exceptions set forth in the agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics will limit our ability to dispose of assets via sale or joint venture and trigger a requirement for us to provide mortgage collateral to our lender, but will not result in an event of default, mandatory amortization, cash flow sweep or similar provision. As of December 31, 2019, we were in breach of one or more of the financial metrics described above, as a result of which we were required to provide mortgages to the lender under the term loan facility with respect to a majority of our portfolio. Additionally, the lender under our term loan facility has the right to consent to dispositions of properties via asset sales and formation of new joint ventures. This consent right may have the effect of limiting our ability to dispose of properties, whether for strategic reasons or to raise liquidity to fund our operations. The term loan facility also includes certain limitations relating to, among other activities, our ability to: sell assets or merge, consolidate or transfer all or substantially all of our assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for our properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase our capital stock; and enter into certain transactions with affiliates.

The term loan facility also provides for a $400 million incremental facility. Our ability to access the incremental facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the incremental facility, of not less than $200 million and (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million. As of December 31, 2019, we have not achieved this level of rental income from non-Sears Holdings tenants.

We have limited operating history as a REIT and an independent public company, and our inexperience may impede our ability to successfully manage our business or implement effective internal controls.

We have limited operating history owning, leasing or developing properties or operating as a REIT. Similarly, we have limited operating history as an independent public company. We cannot assure you that our past experience will be sufficient to successfully operate our company as a REIT and an independent public company. We are required to implement substantial control systems and procedures in order to maintain our qualification as a REIT, satisfy our periodic and current reporting requirements under applicable SEC regulations and comply with the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the NYSE listing standards. As a result, our management and other personnel need to devote a substantial amount of time to comply with these rules and regulations and establish the corporate infrastructure and controls demanded of a publicly traded REIT. These costs and time commitments could be substantially more than we currently expect. If our finance and accounting organization is unable for any reason to respond adequately to the increased demands, the quality and timeliness of our financial reporting may suffer, and we could experience significant deficiencies or material weaknesses in our disclosure controls and procedures or our internal control over financial reporting.

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

In addition, our Declaration of Trust authorizes us and our bylaws obligate us to indemnify our present and former trustees and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law, and we have entered into indemnification agreements with our trustees and executive officers. As a result, the Company and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the provisions in our Declaration of Trust and bylaws or that might exist with other companies. Accordingly, in the event that actions taken by any of our trustees or officers are immune or exculpated from, or indemnified against, liability but which impede our performance, the Company and our shareholders’ ability to recover damages from that trustee or officer will be limited.

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

The Company’s Declaration of Trust and bylaws, Maryland law and the partnership agreement of Operating Partnership contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our shareholders or otherwise be in their best interests, including the following:

•

The Company’s Declaration of Trust Contains Restrictions on the Ownership and Transfer of Seritage Shares of Beneficial Interest. In order for us to qualify as a REIT, no more than 50% of the value of all outstanding shares of beneficial interest may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than 2015, the first taxable year for which we elected to be taxed as a REIT. Additionally, at least 100 persons must beneficially own our shares of beneficial interest during at least 335 days of a taxable year (other than 2015, the first taxable year for which we elected to be taxed as a REIT). The Company’s Declaration of Trust, with certain exceptions, authorizes the Company’s board of trustees (the “Board of Trustees”) to take such actions as are necessary and desirable to preserve its qualification as a REIT. For this and other purposes, subject to certain exceptions, our Declaration of Trust provides that no person may beneficially or constructively own more than 9.6%, in value or in number of shares, whichever is more restrictive, of all outstanding shares, or all outstanding common shares (including our Class A common shares, our Class B non-economic common shares and our Class C non-voting common shares), of beneficial interest of the Company. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause shares owned directly or constructively by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.6% of the outstanding shares of beneficial interest by an individual or entity could cause that individual or entity or another individual or entity to own, beneficially or constructively, the Company’s shares of beneficial interest in violation of the ownership limits. In addition, because we have multiple classes of common shares, the acquisition of Class A common shares may result in a shareholder inadvertently owning, beneficially or constructively, the Company’s shares of beneficial interest in violation of the ownership limits. Our Declaration of Trust also prohibits any person from owning Class A common shares, Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”), or other shares of beneficial interest that would generally result in (i) our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT, ii) our being beneficially owned by fewer than 100 persons, (iii) any of our income that would otherwise qualify as “rents from real property” for purposes of Section 856(d) of the Code failing to qualify as such, or (iv) our failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code. Any attempt to own or transfer Class A common shares, Series A Preferred Shares or any of our other shares of beneficial interest in violation of the restrictions on ownership or transfer in our Declaration of Trust may result in the transfer being automatically void. The Company’s Declaration of Trust also provides that if any purposted transfer of Class A common shares, Series A Preferred

Shares, or other such shares of beneficial interest would otherwise result in any person violating the ownership limits or any other restriction on ownership and transfer of shares of beneficial interest described above, then that number of shares (rounded up to the nearest whole share) that would cause the violation will be automatically transferred to, and held by, a trust for the exclusive benefit of a designated charitable beneficiary. Any person who acquires such shares in violation of the ownership limits or any other restriction on ownership and transfer of shares of beneficial interest described above will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid by such person for the shares (or, if such person did not give value for such shares, the market price on the day the shares were transferred to the trust) or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well. The ownership limits and other restrictions on ownership and transfer in our Declaration of Trust may have the effect of preventing, or may be relied upon to prevent, a third party from acquiring control of us if the Board of Trustees does not grant an exemption from the ownership limits, even if our shareholders believe the change in control is in their best interests.

•

The Company’s Board of Trustees Has the Power to Cause Us to Issue Additional Shares of Beneficial Interest and Classify and Reclassify Any Unissued Class A Common Shares without Shareholder Approval. The Company has issued and outstanding, in addition to the Class A common shares, Class B non-economic common shares having, in the aggregate, approximately 5.6% of the voting power of the Company, all of which are held by ESL Partners, L.P. and its affiliates, including Edward S. Lampert (together “ESL”). We have also issued 2,800,000 shares of Series A Preferred Shares that are senior to our common shares with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. Our Declaration of Trust authorizes us to issue additional authorized but unissued common shares or preferred shares of beneficial interest. In addition, the Board of Trustees may, without shareholder approval, (i) amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class or series that we have authority to issue and (ii) classify or reclassify any unissued common shares or preferred shares of beneficial interest and set the preferences, rights and other terms of the classified or reclassified shares. As a result, the Board of Trustees may establish a class or series of common shares or preferred shares of beneficial interest that could delay or prevent a transaction or a change in control that might involve a premium price for Class A common shares or otherwise be in the best interests of our shareholders.

•

The Board of Trustees Is Divided into Three Classes and Trustee Elections Require a Vote of Two-Thirds of the Class A Common Shares and Class B Non-Economic Common Shares Votes Cast. The Board of Trustees is divided into three classes of trustees, with each class to be as nearly equal in number as possible. As a result, approximately one-third of the Board of Trustees will be elected at each annual meeting of shareholders, with, in both contested and uncontested elections, trustees elected by the vote of two-thirds of the votes cast of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees. In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The classification of trustees and requirement that trustee nominees receive a vote of two-thirds of the votes cast of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. The requirement that trustee nominees receive a vote of two-thirds of the votes cast of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of beneficial interest held by ESL, which controls approximately 5.6% of the voting power of the Company.

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

The Board of Trustees has, by resolution, exempted from the provisions of the Maryland Business Combination Act all business combinations (a) between us and (i) Sears Holdings or its affiliates or (ii) ESL or Fairholme Capital Management L.L.C. (“FCM”) and/or certain clients of FCM or their respective affiliates and (b) between us and any other person, provided that in the latter case the business combination is first approved by the Board of Trustees (including a majority of our trustees who are not affiliates or associates of such person). In addition, our bylaws contain a provision opting out of the Maryland control share acquisition act.

We may experience uninsured or underinsured losses, or insurance proceeds may not otherwise be available to us which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.

While the Holdco Master Lease and other existing other leases require, and new lease agreements are expected to require, that comprehensive general insurance and hazard insurance be maintained by the tenants with respect to their premises, and we have obtained casualty insurance with respect to our properties, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage (net of deductibles) may not be effective or be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building and zoning codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to restore or replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property or to comply with the requirements of our mortgages and Property Restrictions. Moreover, the holders of any mortgage indebtedness may require some or all property insurance proceeds to be applied to reduce such indebtedness, rather than being made available for property restoration.

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

As of December 31, 2019, ESL owns approximately 33.9% of the Operating Partnership units, with the remainder of the units held by the Company. In addition, ESL will have the right to acquire additional Operating Partnership units in order to allow it to maintain its relative ownership interest in Operating Partnership if Operating Partnership issues additional units to the Company under certain circumstances, including if we issue additional equity and contribute the funds to Operating Partnership to fund acquisitions or redevelopment of properties, among other uses. In addition, ESL will have the right to require the Operating Partnership to redeem its Operating Partnership units in whole or in part in exchange for cash or, at the election of the Company, Class A common shares, except as described below. Due to the ownership limits set forth in our Declaration of Trust, ESL may dispose of some or all of the Class A common shares it beneficially owns prior to exercising its right to require Operating Partnership to redeem Operating Partnership units, and the partnership agreement of Operating Partnership will permit ESL (and only ESL) to transfer its Operating Partnership units to one or more underwriters to be exchanged for Class A common shares in connection with certain dispositions in order to achieve the same effect as would occur if ESL were to exchange a larger portion of its Operating Partnership units for Class A common shares and then dispose of those shares in an underwritten offering. Sales of a substantial number of Class A common shares in connection with or to raise cash proceeds to facilitate, such a redemption, or the perception that such sales may occur, could adversely affect the market price of the Class A common shares.

In addition, the partnership agreement of Operating Partnership requires the approval of a majority of the Operating Partnership units not held by the Company and entities controlled by it for certain transactions and other actions, including certain modifications to the partnership agreement, withdrawal or succession of the Company as general partner of Operating Partnership, limits on the right of holders of Operating Partnership units to redeem their units, tax elections and certain other matters. Because ESL currently owns a majority of the outstanding Operating Partnership units not held by the Company and entities controlled by it, ESL’s approval will be required in order for the general partner to undertake such actions unless ESL no longer owns a majority of such units. If ESL refuses to approve any such action, our business could be materially adversely affected. Furthermore, ESL owns approximately 2.4% of the outstanding Class A common shares, as well as Class B non-economic common shares having, in the aggregate, 5.6% of the voting power of the Company. In any of these matters, the interests of ESL may differ from or conflict with the interests of our other shareholders.

ESL exerts substantial influence over us and Holdco, and its interests may differ from or conflict with the interests of our other shareholders.

ESL beneficially owns approximately 33.9% of the Operating Partnership units, and approximately 2.4% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively, having, in the aggregate, 5.6% of the voting power of Seritage. Sears Holdings was, and Holdco is, an affiliate of ESL. In addition, Mr. Lampert, who previously served as the Chairman of the Board and Chief Executive Officer of Sears Holdings, and is the Chairman and Chief Executive Officer of ESL, serves as the Chairman of the Seritage Board of Trustees. As a result, ESL and its affiliates have substantial influence over us and Holdco. In any matter affecting us, including our relationship with Holdco, the interests of ESL may differ from or conflict with the interests of our other shareholders.

The businesses of each of the GGP JVs, the Simon JV, and the Macerich JV are similar to our business and the occurrence of risks that adversely affect us could also adversely affect our investment in the GGP JVs, the Simon JV and/or the Macerich JV.

The GGP JVs are joint ventures that own and operate certain JV Properties, which consist of nine properties formerly owned or leased by Sears Holdings, the Simon JV is a joint venture that owns and operates certain other JV Properties, which consist of five other properties formerly owned by Sears Holdings and the Macerich JV is a joint venture that owns and operates the remaining JV Properties, which consist of nine other properties formerly owned by Sears Holdings. A substantial majority of the space at the JV Properties is leased by the applicable JV to Sears Holdings under the applicable JV Master Lease. Except with respect to the rent amounts and the properties covered, the general formats of the JV Master Leases are similar to one another and to the Holdco Master Lease, including with respect to the lessor’s right to recapture space leased to Sears Holdings (other than at one property owned by the Macerich JV) and Sears Holdings’ right to terminate a portion of the lease as to certain properties. As a result, each JV’s business is similar to our business, and each JV is subject to many of the same risks that we face. The occurrence of risks that adversely affect us could also adversely affect one or more JVs and reduce the value of our investment in, or distributions to us from, one or more JVs, or require that we make additional capital contributions to one or more JVs.

In addition, our influence over each JV may be limited by the fact that day-to-day operation of the GGP JVs, the Simon JV and the Macerich JV, and responsibility for leasing and redevelopment activities related to the JV Properties owned by the GGP JVs, the Simon JV and the Macerich JV, as applicable, are generally delegated to GGP, Simon and Macerich, respectively, subject to certain exceptions. The JV Properties owned by the GGP JVs are located at malls owned and operated by Brookfield Properties Retail (formerly GGP Inc.), the JV Properties owned by the Simon JV are located at malls owned and operated by the Simon JV and the JV Properties owned by the Macerich JV are located at malls owned and operated by the Macerich JV. As a result, conflicts of interest may exist or could arise in the future between the interests of GGP, Simon or Macerich and our interests as a holder of 50% interests in the GGP JVs, the Simon JV and the Macerich JV, respectively, including, for example, with respect to decisions as to whether to lease to third parties space at a JV Property or other space at the mall at which such JV Property is located.

We will continue to depend on Holdco to provide certain services at properties where Holdco is the sole or primary tenant and may have difficulty finding replacement services or be required to pay increased costs to replace these services after our agreements with Holdco expire or are terminated.

On February 28, 2019, we and certain affiliates of Holdco executed the Holdco Master Lease. The Holdco Master Lease became effective on March 12, 2019, when the Bankruptcy Court issued an order approving the rejection of the Original Master Lease. The Holdco Master Lease governs the terms of the use and operation of 17 properties leased by us to Holdco as of December 31, 2019 after giving effect to pending recapture or termination activity), including our redevelopment and recapture rights and Holdco’s lease termination rights, and the repair, maintenance and redevelopment-related services Holdco may provide to us. The agreements between us and certain affiliates of Holdco also govern our various interim and ongoing relationships.

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

If we were to fail to qualify as a REIT in any taxable year, and no available relief provision applied, we would be subject to U.S. federal income tax, including, for any taxable year ending on or before December 31, 2017, any applicable alternative minimum tax, on our taxable income at regular corporate rates (which, in the case of U.S. federal income tax, is a maximum of 35% for periods ending on or before December 31, 2017 and 21% thereafter), as well as U.S. state and local income tax, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of Class A common shares. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents we receive or accrue from tenants may not be treated as qualifying rent for purposes of these requirements if the applicable lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture, financing, or some other type of arrangement. We believe that the Holdco Master Lease should be respected as a true lease for U.S. federal income tax purposes. If, contrary to expectations, the Holdco Master Lease is not respected as a true lease for U.S. federal income tax purposes, we may fail to qualify to be taxed as a REIT. Furthermore, our qualification as a REIT depends on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for some of which we will not obtain independent appraisals.

In addition, subject to certain exceptions, rents we receive or accrue from our tenants will not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of our outstanding shares (by value) actually or constructively owns 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock of such tenant entitled to vote or 10% or more of the total value of all classes of stock of such tenant. For purposes of determining whether rental payments received by a REIT are treated as qualifying rent, the stock, assets or net profits owned by a partner in an entity classified as a partnership for U.S. federal income tax purposes are attributed to such partnership only if the partner owns (directly or indirectly) 25% or more of the capital interest or profits interest in the partnership. As a result of these rules, it is possible that we could be treated as owning 10% or more of a tenant due to entering into a joint venture with a third party that is an actual or constructive owner of such tenant, and in such case rent payments received from such tenant may not be treated as qualifying rent for purposes of these requirements. Our Declaration of Trust provides for restrictions on ownership and transfer of Class A common shares and Series A Preferred Shares, including restrictions on such ownership or transfer that would cause the rents we receive or accrue from a tenant to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, such restrictions may not be effective in ensuring that rents we receive or accrue from our tenants will be treated as qualifying rent for purposes of REIT qualification requirements.

Dividends payable by REITs do not qualify for the reduced tax rates available for certain “qualified dividends,” but would generally qualify for a partial deduction with respect to certain taxpayers.

The maximum U.S. federal income tax rate applicable to income from “qualified dividends” payable by U.S. corporations to U.S. shareholders that are individuals, trusts and estates is currently 20%. Ordinary dividends payable by REITs, however, generally are not eligible for the reduced rates. Although these rules do not adversely affect the taxation of REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including the Class A common shares. However, for taxable years beginning after December 31, 2017 and ending before January 1, 2026, a U.S. shareholder that is an individual, trust or estate would generally be entitled to deduct up to 20% of certain ordinary REIT dividends, effectively reducing the rate at which such ordinary REIT dividends are subject to tax. U.S. shareholders should consult their own tax advisors regarding all aspects of such rules and their potential application to dividends from us.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify to be taxed as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We declared a dividend on the Company’s Class A and Class C common shares for the first quarter of 2019 and have not declared dividends on the Company’s Class A and Class C common shares since that time, based on our Board of Trustees’ assessment of the Company’s investment opportunities and its expectations of taxable income for the remainder of 2020. We intend to, at a minimum, make distributions to our shareholders to comply with the REIT requirements of the Code, which may be satisfied by dividends on the Company’s Series A Preferred shares.

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year; alternatively, we may distribute taxable stock dividends to our shareholders in the form of additional shares of stock - See “We may from time to time make distributions to our shareholders in the form of taxable stock dividends, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax”. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of Class A common shares.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and assets, including taxes on any undistributed income and state, local or foreign income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, we may hold some of our assets or conduct certain of our activities through one or more taxable REIT subsidiaries (“TRSs”) or other subsidiary corporations that will be subject to federal, state and local corporate-level income taxes as regular C corporations. For taxable years beginning after December 31, 2017, taxpayers, including TRSs, are subject to a limitation on their ability to deduct net business interest (i.e., interest paid or accrued on indebtedness allocable to a trade or business), generally up to 30% of adjusted taxable income, subject to certain exceptions. This provision may limit the ability of our TRS to deduct interest, which could increase its taxable income and corporate income tax. Further, we may incur a

100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

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

In addition to the asset tests set forth above, to qualify to be taxed as a REIT, we must continually satisfy tests concerning, among other things, the sources of our income, the amounts we distribute to our shareholders and the ownership of our shares of beneficial interest. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, maintain ownership of certain attractive investments.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (or that we enter into to manage risk with respect to a prior hedge entered into in connection with property that has been disposed of or liabilities that have been extinguished) does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except that such losses may only be carried forward and may only be deducted against 80% or future taxable income in the TRS if the losses are incurred generally after December 31, 2017.

Changes in federal tax law affected the taxation of us and may affect the desirability of investing in a REIT relative to a regular non-REIT corporation.

The TCJA reduced the relative competitive advantage of operating as a REIT as compared with operating as a regular non-REIT corporation by reducing the maximum tax rate applicable to regular corporations from 35% to 21% beginning on January 1, 2018. On the other hand, the TCJA also decreased the U.S. federal income tax rate applicable to non-corporate shareholders on ordinary REIT dividends by lowering the maximum applicable individual rate from 39.6% to 37% and permitting non-corporate shareholders of REITs to deduct 20% of ordinary REIT dividends from their taxable income for the taxable years beginning after December 31, 2017 and ending before January 1, 2026 (as discussed above). The TCJA also provided a new limitation on the deduction of net business interest (ad discussed above). A taxpayer engaged in certain businesses relating to real property may elect out of the business interest provision; however, the requirements of this election may be onerous to implement and would require the REIT to utilize potentially disadvantageous depreciation methods on some or all of its assets, including certain “qualified improvement property.” We will determine whether or not to make such an election in our sole discretion and based on all the facts and circumstances. In addition, proposed U.S. Treasury regulations could limit the deduction we may claim for our proportionate share of the compensation expense attributable to the remuneration paid by the Operating Partnership for services performed by certain of our highly ranked and highly compensated employees.

Legislative or other actions affecting REITs or other entities could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to us and our investors of such qualification.

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

The market price of our securities may be volatile, and the trading volume in our securities may fluctuate and cause significant price variations to occur. Some of the factors that could negatively affect the market price of our securities or result in fluctuations in the price or trading volume of our securities include:

•	actual or anticipated variations in our quarterly results of operations or distributions;
•	changes in our funds from operations or earnings estimates;
•	publication of research reports about us or the real estate or retail industries;
•	increases in market interest rates that may cause purchasers of our securities to demand a higher yield;
•	changes in market valuations of similar companies;
•	adverse market reaction to any additional debt we may incur in the future;
•	actions by ESL, or by institutional shareholders;
•	speculation in the press or investment community about our company or industry or the economy in general;
•	adverse performance or potential financial distress or bankruptcy of our major tenants, including Holdco;
•	the occurrence of any of the other risk factors presented in this filing;
•	adverse developments in the Litigation;
•	specific real estate market and real estate economic conditions; and
•	general market and economic conditions.

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

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC commenced the Litigation in the Bankruptcy Court against the Seritage Defendants. The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD). On November 25, 2019, acting pursuant to the Confirmation Order, the Creditors’ Committee filed the Amended Complaint alleging, among other things, that certain transactions undertaken by Sears Holdings since 2011 (including the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings and that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth hundreds of millions of dollars more than the purchase price paid.  The Amended Complaint further alleges, among other things, that certain releases provided to Seritage and certain other defendants in connection with the Sears Holdings derivative litigation in the Delaware Court of Chancery in 2017 should be avoided and/or declared null and void as an actual and/or constructive fraudulent conveyance.  The Amended Complaint seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers, disgorgement, recovery of the property fraudulently transferred or, in the alternative, compensatory damages in an unspecified amount to be determined at trial, equitable subordination and disallowance of defendants’ claims as creditors, punitive and exemplary damages for any intentional wrongdoing, and reasonable attorneys’ fees, costs, and expenses.  On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the Amended Complaint relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination.

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

The Series A Preferred Shares rank junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay dividends to preferred shareholders. As of December 31, 2019, our total indebtedness was $1.6 billion. In addition, we may incur additional indebtedness in the future. Our Declaration of Trust currently authorizes the issuance of up to 10,000,000 shares of preferred shares in one or more classes or series. Our board of trustees has the power to reclassify unissued common shares and preferred shares and to amend our Declaration of Trust, without any action by our shareholders, to increase the aggregate number of shares of beneficial interest of any class or series, including preferred shares, that we are authorized to issue. The issuance of additional preferred shares on parity with or senior to the Series A Preferred Shares with respect to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up would dilute the interests of the holders of the Series A Preferred Shares, and any issuance of preferred shares senior to the Series A Preferred Shares or of additional indebtedness could adversely affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Shares. Other than the limited conversion right afforded to holders of Series A Preferred Shares that may occur in connection with a Change of Control, none of the provisions relating to the Series A Preferred Shares contain any provisions relating to or limiting our indebtedness or affording the holders of the Series A Preferred Shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of the Series A Preferred Shares, so long as the rights of holders of the Series A Preferred Shares are not materially and adversely affected.

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

Holders of the Series A Preferred Shares have limited voting rights. Our Class A common shares and our non-economic shares are currently the only shares of beneficial interest of our company with full voting rights. Voting rights for holders of Series A Preferred Shares exist primarily with respect to the right to elect two additional trustees to our Board of Trustees in the event that six quarterly dividends (whether or not consecutive) payable on the Series A Preferred Shares are in arrears, and with respect to voting on amendments to our Declaration of Trust or articles supplementary relating to the Series A Preferred Shares that would materially and adversely affect the rights of holders of the Series A Preferred Shares or create additional classes or series of our shares that are senior to the Series A Preferred Shares with respect to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up of our affairs. Other than in limited circumstances, holders of Series A Preferred Shares will not have any voting rights.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the staff of the SEC as of the date of this Annual Report.

ITEM 2.	PROPERTIES

As of December 31, 2019, the Company’s portfolio consisted of interests in 212 properties totaling approximately 33.4 million square feet of GLA, including 184 Wholly Owned Properties totaling approximately 28.7 million square feet of GLA across 44 states and Puerto Rico and interests in 28 JV Properties totaling approximately 4.7 million square feet of GLA across 14 states.  The following tables set forth certain information regarding our Wholly Owned Properties and JV Properties based on signed leases as of December 31, 2019, including signed but not yet open leases (“SNO” or “SNO Leases”), and after giving effect to all pending recapture and termination notices:

Wholly Owned Properties
				GLA (2)
	City	State	Holdco Master Lease (1)	Total	Diversified	Sears or Kmart	Not Leased	Significant Tenants (2)	Leased (2)
1	Anchorage	AK		158,500	130,600	—	27,900	Safeway, Guitar Center, Nordstrom Rack	82.4%
2	Cullman	AL		88,500	88,500	—	—	Bargain Hunt, Tractor Supply, Planet Fitness	100.0%
3	North Little Rock	AR	X, (3)	177,000	9,800	—	167,200	Aspen Dental, Longhorn Steakhouse	5.5%
4	Mesa	AZ		121,900	16,800	—	105,100	n/a	13.8%
5	Peoria	AZ		104,400	104,400	—	—	At Home	100.0%
6	Phoenix	AZ		144,200	12,000	—	132,200	n/a	8.3%
7	Phoenix	AZ		151,200	151,200	—	—	At Home	100.0%
8	Prescott	AZ	X, (3)	102,300	—	—	102,300	n/a	0.0%
9	Sierra Vista	AZ		94,700	—	—	94,700	n/a	0.0%
10	Tucson	AZ		218,900	75,500	—	143,400	Round One Entertainment, Carvana	34.5%
11	Yuma	AZ		90,400	—	—	90,400	n/a	0.0%
12	Antioch	CA		95,200	—	—	95,200	n/a	0.0%
13	Big Bear Lake	CA	X	80,000	4,000	69,300	6,700	Kmart, Wells Fargo Bank	91.6%
14	Carson	CA		182,200	109,700	—	72,500	Burlington Stores, Ross Dress for Less	60.2%
15	Chula Vista	CA	X, (3)	250,100	—	—	250,100	n/a	0.0%
16	Citrus Heights	CA		289,500	—	—	289,500	n/a	0.0%
17	Delano	CA		86,100	—	—	86,100	n/a	0.0%
18	El Cajon	CA		244,900	187,700	—	57,200	Ashley Furniture, Bob’s Discount Furniture, Burlington Stores, Extra Space Storage	76.6%
19	El Centro	CA		139,700	52,600	—	87,100	Hobby Lobby	37.7%
20	Fairfield	CA		163,500	45,100	—	118,400	Dave & Busters	27.6%
21	Florin	CA		329,700	69,000	—	260,700	Maya Cinemas	20.9%
22	Fresno	CA	X, (3)	216,600	43,400	—	173,200	Ross Dress for Less, dd's Discounts	20.0%
23	McKinleyville	CA	X	94,800	—	94,800	—	Kmart	100.0%
24	Merced	CA		92,600	79,800	—	12,800	Burlington Stores, dd's Discounts, Five Below	86.2%
25	Montclair	CA	X, (3)	174,700	—	—	174,700	n/a	0.0%
26	Moreno Valley	CA	X, (3)	169,400	—	—	169,400	n/a	0.0%
27	Newark	CA		145,800	36,000	—	109,800	n/a	24.7%
28	North Hollywood	CA	X, (3)	161,900	74,900	—	87,000	Burlington Stores, Ross Dress for Less	46.3%
29	Palm Desert	CA	X, (3)	136,500	28,800	—	107,700	Dave & Busters	21.1%
30	Ramona	CA	X	107,500	14,700	87,000	5,800	Kmart, Dollar Tree	94.6%
31	Riverside	CA	X, (3)	214,200	12,200	—	202,000	Bank of America	5.7%
32	Riverside	CA		132,600	38,100	—	94,500	Stater Brothers	28.7%
33	Roseville	CA		136,200	119,900	—	16,300	Cinemark, AAA, Round One Entertainment	88.0%
34	Salinas	CA	X	133,000	—	133,000	—	Sears	100.0%
35	San Bernardino	CA	X, (3)	264,700	—	—	264,700	n/a	0.0%
36	San Bruno	CA	X, (3)	276,600	39,400	—	237,200	n/a	14.2%
37	San Jose	CA	X, (3)	262,500	—	—	262,500	n/a	0.0%
38	Santa Maria	CA	X, (3)	108,600	—	—	108,600	n/a	0.0%
39	Santa Paula	CA	X, (3)	71,300	—	—	71,300	n/a	0.0%
40	Temecula	CA	X, (3)	120,100	48,700	—	71,400	Round One Entertainment	40.5%

Wholly Owned Properties
				GLA (2)
	City	State	Holdco Master Lease (1)	Total	Diversified	Sears or Kmart	Not Leased	Significant Tenants (2)	Leased (2)
41	Thousand Oaks	CA		161,400	161,400	—	—	Dave & Busters, DSW	100.0%
42	Ventura	CA	X, (3)	178,600	12,000	—	166,600	n/a	6.7%
43	West Covina	CA	X, (3)	142,000	—	—	142,000	n/a	0.0%
44	Westminster	CA		197,900	—	—	197,900	n/a	0.0%
45	Lakewood	CO		153,000	12,000	—	141,000	n/a	7.8%
46	Thornton	CO		203,100	154,400	—	48,700	Extra Space Storage, Vasa Fitness	76.0%
47	Waterford	CT		149,200	—	—	149,200	n/a	0.0%
48	Rehoboth Beach	DE	X, (3)	118,300	53,100	—	65,200	andThat!, PetSmart	44.9%
49	Boca Raton	FL		178,500	4,200	—	174,300	Washington Mutual	2.4%
50	Bradenton	FL	X, (3)	82,900	—	—	82,900	n/a	0.0%
51	Clearwater	FL		211,300	87,600	—	123,700	Whole Foods, Nordstrom Rack	41.5%
52	Doral	FL		212,900	—	—	212,900	n/a	0.0%
53	Ft. Myers	FL	X, (3)	146,800	—	—	146,800	n/a	0.0%
54	Hialeah	FL	X, (4)	148,200	95,100	—	53,100	Paragon Theater, Five Below, Ulta Beauty, Forever 21, Blink Fitness	64.2%
55	Hialeah	FL		106,300	106,300	—	—	Aldi, Bed Bath & Beyond, Ross Dress for Less, dd’s Discounts	100.0%
56	Kissimmee	FL		140,400	103,400	—	37,000	Big Lots, Conn's, Planet Fitness	73.6%
57	Lakeland	FL		156,200	—	—	156,200	n/a	0.0%
58	Melbourne	FL		102,600	—	—	102,600	n/a	0.0%
59	Aventura	FL		215,500	107,300	—	108,200	Mercado del Rio, Pinstripes, Industrious	49.8%
60	Miami	FL	X, (3)	170,100	—	—	170,100	n/a	0.0%
61	North Miami	FL		125,400	125,400	—	—	Aldi, Burlington Stores, Ross Dress for Less, Michaels Stores	100.0%
62	Ocala	FL		146,200	—	—	146,200	n/a	0.0%
63	Orange Park	FL		87,400	87,400	—	—	Freddy's Frozen Custard, Old Time Pottery	100.0%
64	Orlando	FL		135,700	128,700	—	7,000	EOS Fitness, Floor & Décor	94.8%
65	Panama City	FL		139,300	—	—	139,300	n/a	0.0%
66	Pensacola	FL		122,100	108,900	—	13,200	BJ's Wholesale Club, Bubba's 33	89.2%
67	Plantation	FL		184,400	151,000	—	33,400	GameTime, Lazy Dog, Powerhouse Gym, Whiskey Cake	81.9%
68	Sarasota	FL		212,400	—	—	212,400	n/a	0.0%
69	St. Petersburg	FL	X, (4)	113,800	98,800	—	15,000	At Home	86.8%
70	St. Petersburg	FL		149,300	138,400	—	10,900	Dick's Sporting Goods, Five Below, Longhorn Steakhouse, PetSmart	92.7%
71	Savannah	GA		167,300	—	—	167,300	n/a	0.0%
72	Honolulu	HI		76,100	76,100	—	—	Long's Drugs (CVS), Ross Dress for Less, PetSmart	100.0%
73	Algona	IA	X, (3)	99,300	—	—	99,300	n/a	0.0%
74	Cedar Rapids	IA		146,000	—	—	146,000	n/a	0.0%
75	Charles City	IA	X, (3)	96,600	—	—	96,600	n/a	0.0%
76	Webster City	IA		40,800	—	—	40,800	n/a	0.0%
77	Boise	ID		123,600	—	—	123,600	n/a	0.0%
78	Chicago	IL		356,700	42,000	—	314,700	24 Hour Fitness	11.8%
79	Chicago	IL		293,700	75,300	—	218,400	24 Hour Fitness	25.6%
80	Chicago	IL		120,700	89,100	—	31,600	Ross Dress for Less, dd's Discounts, Five Below	73.8%

Wholly Owned Properties
				GLA (2)
	City	State	Holdco Master Lease (1)	Total	Diversified	Sears or Kmart	Not Leased	Significant Tenants (2)	Leased (2)
81	Homewood	IL		196,100	196,100	—	—	Wal-Mart	100.0%
82	Joliet	IL		204,600	40,100	—	164,500	24 Hour Fitness	19.6%
83	Lombard	IL		139,300	139,300	—	—	The Dump	100.0%
84	North Riverside	IL	X	196,500	69,900	94,200	32,400	Round One Entertainment, Blink Fitness, Sears	83.5%
85	Orland Park	IL		140,000	85,600	—	54,400	AMC, 24 Hour Fitness	61.1%
86	Springfield	IL		119,500	101,000	—	18,500	Binny's Beverage Depot, Burlington Stores, Marshalls	84.5%
87	Steger	IL		87,400	—	—	87,400	n/a	0.0%
88	Elkhart	IN		86,600	86,600	—	—	Big R Stores	100.0%
89	Ft. Wayne	IN		84,400	63,700	—	20,700	Dave & Busters, Five Below, HomeGoods	75.5%
90	Merrillville	IN		170,900	148,900	—	22,000	At Home, Dollar Tree	87.1%
91	Overland Park	KS		215,000	12,000	—	203,000	n/a	5.6%
92	Hopkinsville	KY		85,100	64,600	—	20,500	Bargain Hunt, Farmer's Furniture, Harbor Freight	75.9%
93	Paducah	KY		97,300	66,800	—	30,500	Burlington Stores, Ross Dress for Less	68.7%
94	Lafayette	LA		194,900	—	—	194,900	n/a	0.0%
95	New Iberia	LA		114,600	114,600	—	—	Rouse Supermarkets, Ross Dress for Less, Hobby Lobby	100.0%
96	Braintree	MA		89,700	85,000	—	4,700	Nordstrom Rack, Ulta Beauty	94.8%
97	Saugus	MA	X	210,700	111,700	6,100	92,900	APEX Entertainment, Sears	55.9%
98	Bowie	MD		130,500	22,500	—	108,000	BJ's Brewhouse, Carvana	17.2%
99	Edgewater	MD	X	117,200	—	117,200	—	Kmart	100.0%
100	Madawaska	ME		49,700	—	—	49,700	n/a	0.0%
101	Lincoln Park	MI		301,700	68,800	—	232,900	Bank of America, Burlington Stores, Planet Fitness	22.8%
102	Manistee	MI		94,700	—	—	94,700	n/a	0.0%
103	Roseville	MI		364,600	154,600	—	210,000	At Home, Hobby Lobby	42.4%
104	Sault Ste. Marie	MI		92,700	—	—	92,700	n/a	0.0%
105	St. Clair Shores	MI		103,000	103,000	—	—	Kroger	100.0%
106	Troy	MI		379,600	99,200	—	280,400	At Home	26.1%
107	Ypsilanti	MI		99,400	99,400	—	—	At Home	100.0%
108	Burnsville	MN		167,300	—	—	167,300	n/a	0.0%
109	Maplewood	MN		175,000	—	—	175,000	n/a	0.0%
110	St. Paul	MN		217,900	100	—	217,800	n/a	0.0%
111	Florissant	MO		124,000	21,300	—	102,700	Chick-fil-A	17.2%
112	Jefferson City	MO		97,700	97,700	—	—	Orscheln Farm and Home, Ruby Tuesday	100.0%
113	Springfield	MO		112,900	112,900	—	—	At Home	100.0%
114	Columbus	MS		166,700	45,400	—	121,300	Bargain Hunt	27.2%
115	Asheville	NC		110,600	45,000	—	65,600	Alamo Drafthouse	40.7%
116	Greensboro	NC		178,500	140,000	—	38,500	Floor & Décor, Gabriel Brothers	78.4%
117	Kearney	NE		64,900	64,900	—	—	Ross Dress for Less, Five Below, Marshall's	100.0%
118	Manchester	NH		106,600	80,400	—	26,200	Dick's Sporting Goods, Dave & Buster's	75.4%
119	Nashua	NH	X, (3)	167,100	—	—	167,100	n/a	0.0%
120	Portsmouth	NH		127,100	—	—	127,100	n/a	0.0%

Wholly Owned Properties
				GLA (2)
	City	State	Holdco Master Lease (1)	Total	Diversified	Sears or Kmart	Not Leased	Significant Tenants (2)	Leased (2)
121	Salem	NH		207,200	123,000	—	84,200	Cinemark, Dick's Sporting Goods	59.4%
122	Middletown	NJ		191,200	191,200	—	—	ShopRite, Investors Bank	100.0%
123	Watchung	NJ		116,400	111,400	—	5,000	Cinemark, HomeGoods, Sierra Trading Post, Ulta Beauty, Chick-fil-A	95.7%
124	Deming	NM		96,600	—	—	96,600	n/a	0.0%
125	Henderson	NV		143,500	143,500	—	—	At Home, Seafood City	100.0%
126	Las Vegas	NV	X, (3)	130,300	42,500	—	87,800	Round One Entertainment	32.6%
127	Reno	NV		162,700	41,300	—	121,400	Round One Entertainment	25.4%
128	Albany	NY		277,900	80,200	—	197,700	Whole Foods, REI, Ethan Allen	28.9%
129	Clay	NY		146,500	—	—	146,500	n/a	0.0%
130	East Northport	NY		179,700	93,300	—	86,400	24 Hour Fitness, AMC	51.9%
131	Hicksville	NY		284,800	100,700	—	184,100	24 Hour Fitness, Chipotle	35.4%
132	Olean	NY		120,700	55,400	—	65,300	Marshall's, Ollie's Bargain Hunt	45.9%
133	Rochester	NY		128,500	—	—	128,500	n/a	0.0%
134	Sidney	NY	X, (3)	94,400	—	—	94,400	n/a	0.0%
135	Victor	NY		122,700	102,600	—	20,100	Dick's Sporting Goods	83.6%
136	Yorktown Heights	NY		160,000	38,500	—	121,500	24 Hour Fitness	24.1%
137	Canton	OH	X, (4)	190,600	124,400	—	66,200	Dick's Sporting Goods, Dave & Busters, Cheddar's	65.3%
138	Akron	OH		194,700	—	—	194,700	n/a	0.0%
139	Dayton	OH		180,200	13,400	—	166,800	Outback Steakhouse	7.4%
140	Kenton	OH		96,100	—	—	96,100	n/a	0.0%
141	Mentor	OH		219,100	—	—	219,100	n/a	0.0%
142	Middleburg Heights	OH		359,000	35,800	—	323,200	Carvana	10.0%
143	North Canton	OH	X, (3)	87,100	2,900	—	84,200	Burger King	3.3%
144	Toledo	OH		218,700	—	—	218,700	n/a	0.0%
145	Oklahoma City	OK		223,600	50,300	—	173,300	Vasa Fitness	22.5%
146	Tulsa	OK		87,200	87,200	—	—	Hobby Lobby	100.0%
147	Happy Valley	OR		144,300	45,000	—	99,300	Dick's Sporting Goods	31.2%
148	Columbia	PA	X	86,700	—	86,700	—	Kmart	100.0%
149	King of Prussia (5)	PA		210,800	174,500	—	36,300	Dick's Sporting Goods, Primark, Outback Steakhouse, Yardhouse	82.8%
150	Lebanon	PA	X, (3)	117,200	—	—	117,200	n/a	0.0%
151	Mount Pleasant	PA		86,300	58,400	—	27,900	Aldi, Big Lots	67.7%
152	Walnutport	PA	X	121,200	—	121,200	—	Kmart	100.0%
153	Bayamon	PR	X	114,600	—	114,600	—	Kmart	100.0%
154	Caguas	PR	X	138,700	—	138,700	—	Sears	100.0%
155	Carolina	PR	X	198,000	—	198,000	—	Sears	100.0%
156	Guaynabo	PR	X	223,500	147,600	57,700	18,200	Capri, McDonald’s., Kmart, Planet Fitness, Supermercado Amigo	91.9%
157	Mayaguez	PR	X	118,200	—	118,200	—	Kmart	100.0%
158	Ponce	PR	X	126,900	—	126,900	—	Kmart	100.0%
159	Warwick	RI		131,500	123,100	—	8,400	At Home, Hook & Reel, Skechers	93.6%
160	Anderson	SC		119,300	119,300	—	—	Burlington Stores, Gold's Gym	100.0%

Wholly Owned Properties
				GLA (2)
	City	State	Holdco Master Lease (1)	Total	Diversified	Sears or Kmart	Not Leased	Significant Tenants (2)	Leased (2)
161	Charleston	SC		121,300	67,800	—	53,500	Burlington Stores, Carrabba’s Italian Grill	55.9%
162	Cordova	TN		160,900	—	—	160,900	n/a	0.0%
163	Memphis	TN		112,700	98,800	—	13,900	LA Fitness, Hopdoddy, Nordstrom Rack	87.7%
164	Austin	TX		52,700	52,700	—	—	AMC, Discovery	100.0%
165	El Paso	TX		114,200	68,700	—	45,500	Ross Dress for Less, dd's Discount, Five Below	60.2%
166	Friendswood	TX		166,000	—	—	166,000	n/a	0.0%
167	Houston	TX		214,400	214,400	—	—	MetroNational	100.0%
168	Houston	TX		134,000	134,000	—	—	At Home	100.0%
169	Ingram	TX		168,400	—	—	168,400	n/a	0.0%
170	Irving	TX		92,000	76,800	—	15,200	Conn's, Chick-fil-A, Carvana	83.5%
171	San Antonio	TX		164,200	157,800	—	6,400	Bed Bath & Beyond, buybuyBaby, Painted Treehouse, Tru Fit	96.1%
172	Houston	TX	X	201,700	—	201,700	—	Sears	100.0%
173	Valley View	TX		235,000	58,500	—	176,500	n/a	24.9%
174	Westwood	TX		213,600	213,600	—	—	n/a	100.0%
175	Layton	UT		176,800	148,700	—	28,100	Arby's, Vasa Fitness	84.1%
176	West Jordan	UT		171,000	171,000	—	—	At Home, Burlington Stores, Planet Fitness	100.0%
177	Alexandria	VA	X	262,100	9,600	252,500	—	Lands' End, Sears	100.0%
178	Chesapeake	VA		162,000	82,000	—	80,000	Rosie's	50.6%
179	Fairfax	VA		211,000	179,400	—	31,600	Dick's Sporting Goods, Dave & Busters, Lazy Dog	85.0%
180	Virginia Beach	VA		197,300	110,400	—	86,900	The Fresh Market, Nordstrom Rack, REI	56.0%
181	Warrenton	VA		75,500	62,200	—	13,300	Five Below, HomeGoods, Planet Fitness	82.4%
182	Redmond	WA		230,700	—	—	230,700	n/a	0.0%
183	Greendale	WI		187,400	141,400	—	46,000	Dick's Sporting Goods, Round One Entertainment	75.5%
184	Madison	WI		112,800	110,600	—	2,200	Dave & Busters, Hobby Lobby, Total Wine & More	98.0%
	Total - Wholly Owned Properties			28,720,800	10,415,700	2,017,800	16,287,300		43.3%

(1)	Property subject to the Holdco Master Lease.
(2)	Based on signed leases as of December 31, 2019, including SNO Leases.
(3)	Property subject to termination notices pursuant to the terms of the Holdco Master Lease.
(4)	Property subject to recapture notices pursuant to the terms of the Holdco Master Lease.
(5)	Property subject to a ground lease.

JV Properties
				GLA (1)
	City	State	Joint Venture	Total	Diversified	Sears or Kmart	Not Leased	Significant Tenants (1)	Leased (1)
1	Natick (2)	MA	GGP I JV	190,700	40,100	—	150,600	Dave & Busters	21.0%
2	Norman (2)	OK	GGP I JV	66,900	—	—	66,900	n/a	0.0%
3	Frisco	TX	GGP I JV	162,900	—	—	162,900	n/a	0.0%
4	Lynnwood	WA	GGP I JV	100,000	49,300	—	50,700	Dave & Busters, Cheesecake Factory	49.3%
5	Northridge (3)	CA	GGP II JV	291,700	237,500	—	54,200	Ashley Furniture, Curacao, Dick's Sporting Goods	81.4%
6	Altamonte Springs	FL	GGP II JV	184,400	77,400	—	107,000	Seasons 52, Main Event, Yardhouse	42.0%
7	Naples	FL	GGP II JV	83,800	59,400	—	24,400	CMX Cinebistro, Uncle Julio’s	70.9%
8	Atlanta	GA	GGP II JV	193,900	193,900	—	—	Dick's Sporting Goods, Planet Fitness, Round One Entertainment	100.0%
9	Wayne	NJ	GGP II JV	281,000	100,400	—	180,600	Cinemark, Dave & Busters, Yardhouse	35.7%
10	Chandler	AZ	Macerich JV	139,500	74,000	—	65,500	Firestone	53.0%
11	Glendale	AZ	Macerich JV	125,000	—	—	125,000	n/a	0.0%
12	Cerritos	CA	Macerich JV	277,600	—	—	277,600	n/a	0.0%
13	Modesto	CA	Macerich JV	148,500	80,500	—	68,000	Dave & Busters, Dick's Sporting Goods	54.2%
14	Danbury	CT	Macerich JV	178,500	70,100	108,400	—	Primark, Sears	100.0%
15	Deptford	NJ	Macerich JV	191,700	145,900	—	45,800	Dick's Sporting Goods, Round One Entertainment, Crunch Fitness	76.1%
16	Freehold	NJ	Macerich JV	138,800	132,700	6,100	—	Primark, Sears	100.0%
17	Portland	OR	Macerich JV	220,000	—	—	220,000	n/a	0.0%
18	Lubbock	TX	Macerich JV	150,600	—	—	150,600	n/a	0.0%
19	Santa Rosa	CA	Simon JV	165,400	—	—	165,400	n/a	0.0%
20	Ann Arbor	MI	Simon JV	170,600	—	—	170,600	n/a	0.0%
21	Nanuet	NY	Simon JV	221,400	—	—	221,400	n/a	0.0%
22	Tulsa	OK	Simon JV	150,200	—	—	150,200	n/a	0.0%
23	Austin	TX	Simon JV	164,600	—	—	164,600	n/a	0.0%
24	Santa Monica	CA	Mark 302 JV	103,000	—	—	103,000	n/a	0.0%
25	San Diego	CA	UTC JV	226,300	150,400	—	75,900	Equinox, Maison Tang, Pinstripes, CB2, Industrious	66.5%
26	West Hartford	CT	West Hartford JV	163,700	146,700	—	17,000	buybuy Baby, REI, Cost Plus World Market, Shake Shack, Saks OFF 5th	89.6%
27	Cockeysville	MD	Cockeysville JV	160,200	98,300	—	61,900	HomeGoods, Michaels Stores, OneLife Fitness	61.4%
28	Austin	TX	Tech Ridge JV	—	—	—	—	n/a	0.0%
	Total - JV Properties			4,650,900	1,656,600	114,500	2,879,800		38.1%

(1) Based on signed leases as of December 31, 2019, including SNO Leases.
(2) Property subject to a lease or ground lease.
(3) Property subject to a termination notice pursuant to the terms of the lease between the Company’s unconsolidated joint venture and Holdco.

212	Grand Total - All Properties			33,371,700	12,072,300	2,132,300	19,167,100		42.6%
212	Grand Total - All Properties (at share)			31,046,250	11,244,000	2,075,050	17,727,200		42.9%

The following table sets forth information regarding the geographic diversification of the portfolio based on signed leases as of December 31, 2019, including JV Properties presented at the Company’s proportional share and after giving effect to all pending recapture and termination notices:

(in thousands except property count and PSF data)

State	Number of Properties	Annual Rent	% of Total Annual Rent	Rent PSF
Florida	24	$32,980	17.2%	$23.37
California	39	32,543	16.9%	18.12
Texas	15	11,572	6.0%	9.82
Illinois	10	11,439	6.0%	12.26
New York	10	10,635	5.5%	22.58
New Jersey	5	9,209	4.8%	18.60
Virginia	5	8,890	4.6%	12.77
Puerto Rico	6	6,911	3.6%	7.66
Pennsylvania	5	6,051	3.2%	13.72
Massachusetts	3	4,593	2.4%	20.60
Total Top 10	122	$134,823	70.2%	$15.78
Other (1)	90	57,211	29.8%	11.99
Total	212	$192,034	100.0%	$14.42

(1)	Includes 35 states.

The Holdco Master Lease

On February 28, 2019, the Company and certain affiliates of Holdco executed the Holdco Master Lease which became effective on March 12, 2019 when the Bankruptcy Court issued an order approving the rejection of the original master lease between the Company and certain affiliates of Sears Holdings (the “Original Master Lease”).  The Company analyzed this transaction under applicable accounting guidance and determined that the termination of the Original Master Lease and entering into the Holdco Master Lease should be accounted for as a modification in accordance with ASC 842.

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

Seritage Recapture Rights

The Holdco Master Lease provides the Company with the right to recapture up to approximately 50% of the space occupied by the tenant at all properties (other than five specified properties) and the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of parking areas and common areas.  Upon exercise of any of these partial recapture rights, the Company will generally incur, as applicable, certain costs and expenses for the separation of the recaptured space from the remaining tenant space.

Additionally, in contrast to the Original Master Lease, which permitted the Company to recapture 100% of certain properties upon payment of a specified recapture fee, the Holdco Master Lease provides the Company with the right, beginning in March 2020, to recapture 100% of the space occupied by the tenant at any of the properties included in the Holdco Master Lease (other than five specified properties) without paying a recapture fee.  This right to recapture 100% of any property is limited to 10 properties in each year of the Holdco Master Lease term, with carry-over rights if less than 10 properties are recaptured in any given lease year.  In the event of a 100% recapture of a property (or termination of a property by Holdco that is subject to a termination fee) and any subsequent redevelopment of such property for retail purposes, Holdco has certain rights of first offer to lease space at specified predefined rates depending on the condition the space is delivered.  If the Company does not provide Holdco with a right of first offer on at least one-third of any such properties that are recaptured 100% by the Company (or terminated by Holdco with payment of a termination fee) in a given lease year, then the Company’s 100% recapture rights are subject to payment of a recapture fee until such time as the Company has complied with the foregoing ratio.

Upon the exercise of any of its recapture rights, the Company can reconfigure and rent the recaptured space to new tenants on potentially superior terms as determined by the Company and for its own account.

The Company exercised recapture rights with respect to 70 properties under the Original Master Lease prior to its rejection on March 12, 2019 and with respect to four properties under the Holdco Master Lease during the year ended December 31, 2019, including three properties where the Company had previously exercised certain recapture rights under the Original Master Lease.

The following table provides a summary of the Company’s recapture activity:

(in thousands except property count)
Year	Square Feet	Total Number of Properties	100% Recaptures (1)	Partial Recaptures (2)
2019	629	4	3	1
2018	3,428	20	17	3
2017	3,302	27	16	11
2016	1,501	17	4	13
2015	372	3	3	—
Total	9,232	71	43	28

(1)	Includes properties for which the Company had converted partial recapture rights to 100% recapture rights.
(2)

Partial recaptures include the recapture of (i) up to approximately 50% of the space occupied by the tenant at all properties, (ii) automotive care centers which are free-standing or attached as “appendages” to the properties, and/or (iii) outparcels or outlots and certain portions of parking areas and common areas.

Holdco Termination Rights

Under the terms of the Holdco Master Lease, Holdco has the right, at any time, to terminate the Holdco Master Lease with respect to any property upon the payment of a termination fee equal to one year of base rent plus annual taxes and other operating expenses.  Additionally, beginning in March 2020, Holdco has the right to terminate without payment of a termination fee: (i) up to 16 properties in the second year of the term of the Holdco Master Lease, (ii) up to 12 properties in the third year, (iii) up to 10 properties in the fourth year, and (iv) thereafter, the remaining properties, in each instance with carry over rights if less than the maximum permitted number of properties are terminated in any lease year.

Sears Holdings exercised termination rights with respect to 87 properties under the Original Master Lease prior to its rejection on March 12, 2019 and Holdco exercised termination rights with respect to 29 properties under the Holdco Master Lease during the year ended December 31, 2019.

The following table provides a summary of Sears Holdings’ and Holdco’s termination activity (excluding 31 properties totaling 4.3 million square feet that were rejected on March 12, 2019 as part of Sears Holdings’ bankruptcy filing):

(in thousands except property count)
Notice Date	Termination Date	Square Feet	Total Number of Properties	Number of Properties Redeveloped by the Company	Number of Properties Sold by the Company
November 2019	March 2020	4,332	29	7	1
August 2018	December 2018	1,605	13	6	3
June 2018	November 2018 (1)	1,218	9	6	1
April 2018	August 2018	1,494	9	4	1
June 2017	October 2017 (2)	3,812	20	8	4
January 2017	April 2017	1,872	19	7	8
September 2016	January 2017	1,727	17	8	6
Total		16,060	116	46	24

(1)	Two properties were terminated in October 2018.
(2)	One property was terminated in November 2017 and another one was terminated in January 2018.

As of December 31, 2019, the Company had commenced or completed redevelopment projects at 46 of the terminated properties and sold an additional 24 of the terminated properties. The Company intends to continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears or Kmart.

Tenant Overview

The following table provides a summary of annual base rent for the portfolio based on signed leases as of December 31, 2019, including JV Properties presented at the Company’s proportional share and after giving effect to all pending recapture and termination notices:

(in thousands except number of leases and PSF data)
	Number of	Leased	% of Total	Annual	% of Total	Annual
Tenant	Leases	GLA	Leased GLA	Rent	Annual Rent	Rent PSF
In-place diversified leases	282	7,041	52.9%	$97,109	50.6%	$13.79
SNO diversified leases	174	4,204	31.5%	84,348	43.9%	20.06
Total diversified leases	456	11,245	84.4%	181,457	94.5%	16.14
Sears/Kmart (1)(2)	19	2,075	15.6%	$10,577	5.5%	$5.10
Total	475	13,320	100.0%	$192,034	100.0%	$14.42

(1)	Includes 17 properties subject to the Holdco Master Lease and two leases between the Company’s unconsolidated joint ventures and Holdco.
(2)	Excludes 32 properties subject to previously exercised recapture or terminations notices.

Top Tenants

The following table lists the top tenants in our portfolio based on signed leases as of December 31, 2019, including JV Properties presented at the Company’s proportional share and giving effect to all pending recapture and termination notices:

(dollars in thousands)
Tenant	Number of Leases	Annual Rent	% of Total Annual Rent	Concepts/Brands
Dick's Sporting Goods	13	$12,170	6.3%
Sears/Kmart (1)(2)	19	10,577	5.5%	Sears, Sears Auto Center, Kmart
Dave & Buster's	12	9,975	5.2%
Round One Entertainment	10	8,575	4.5%
At Home	12	7,358	3.8%
Burlington Stores	11	6,685	3.5%
24 Hour Fitness	7	6,658	3.5%
Ross Dress For Less	17	6,112	3.2%	Ross Dress for Less, dd's Discounts
Cinemark	4	4,899	2.6%
Nordstrom Rack	6	4,385	2.3%
AMC	3	4,202	2.2%
Equinox Fitness	15	3,996	2.1%	Equinox, Blink Fitness
Primark	3	3,002	1.6%
Hobby Lobby	5	2,587	1.3%
Bed Bath & Beyond	6	2,489	1.3%	Bed Bath & Beyond, buybuyBaby, Cost Plus World Market, andThat!
TJX	9	2,356	1.2%	TJ Maxx, Marshalls, HomeGoods, HomeSense, Sierra Trading Post
Darden	12	2,312	1.2%	Longhorn Steakhouse, Olive Garden, Seasons 52, Yardhouse, Bahama Breeze, Cheddar's

Note: The Company has signed 10 leases with Industrious to occupy 330,000 SF under revenue-sharing agreements that are expected to place Industrious among the Company’s top tenants.

(1)	Includes 17 properties subject to the Holdco Master Lease and two leases between the Company’s unconsolidated joint ventures and Holdco.
(2)	Excludes 32 properties subject to previously exercised recapture or terminations notices.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for signed leases, including SNO leases, as of December 31, 2019, including JV Properties presented at the Company’s proportional share and giving effect to all pending recapture and termination notices.  The information set forth in the table assumes that no other tenants exercise renewal options or early termination rights:

(in thousands except number of leases)
Year	Number of Leases (1)	Leased GLA	% of Total Leased GLA	Annual Rent	% of Total Annual Rent
Month-to-Month	11	38	0.3%	$442	0.2%
2020	11	96	0.7%	1,312	0.7%
2021	14	227	1.7%	2,265	1.2%
2022	22	450	3.4%	4,257	2.2%
2023	16	445	3.3%	7,402	3.9%
2024	18	379	2.9%	4,351	2.3%
2025 (1)(2)	30	2,472	18.6%	14,707	7.7%
2026	18	428	3.2%	7,408	3.9%
2027	12	412	3.1%	4,400	2.3%
2028	36	825	6.2%	13,027	6.8%
2029	67	1,540	11.6%	25,308	13.2%
Thereafter	46	1,804	13.5%	22,807	11.9%
SNO Leases	174	4,204	31.6%	84,348	43.9%
Total	475	13,320	100.0%	$192,034	100.0%

(1)	Includes 17 properties subject to the Holdco Master Lease and two leases between the Company’s unconsolidated joint ventures and Holdco.

(2)     Excludes 32 properties subject to previously exercised recapture or terminations notices.

ITEM 3.	LEGAL PROCEEDINGS

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

On November 25, 2019, the Creditors’ Committee filed a first amended complaint (the “Amended Complaint”) in the Bankruptcy Court naming us and certain of our affiliates, as well as affiliates of ESL and Sears Holdings, and certain other third parties, as defendants. The Amended Complaint alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 (including the July 2015 transactions giving rise to Seritage, the execution of the Master Lease with Sears Holdings (the “Original Master Lease”), and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings and that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth hundreds of millions of dollars more than the purchase price paid.  The Amended Complaint further alleges that certain releases provided to Seritage and certain other defendants in connection with the Sears Holdings derivative litigation in the Delaware Court of Chancery in 2017 should be avoided and/or declared null and void as an actual and/or constructive fraudulent conveyance.  The Amended Complaint seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers, disgorgement, recovery of the property fraudulently transferred or, in the alternative, compensatory damages in an unspecified amount to be determined at trial, equitable subordination and disallowance of defendants’ claims as creditors, punitive and exemplary damages for any intentional wrongdoing, and reasonable attorneys’ fees, costs, and expenses. On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the Amended Complaint relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination.  The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company. As of December 31, 2019, and December 31, 2018, the Company did not record any amounts for litigation or other matters.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “SRG”.

The following graph provides a comparison, from July 6, 2015 through December 31, 2019, of the percentage change in the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Class A shares of the Company, the Standard & Poor's ("S&P") 500 Index and the SNL US REIT Index, an industry index of publicly-traded REITs (including the Company).

Data for the S&P 500 Index and the SNL US REIT Index were provided by SNL Financial LLC.

Index		7/6/15	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Seritage Growth Properties	Cum $	100	138	149	145	119	148
	Return %		37.6	49.3	44.7	18.7	48.0
S&P 500	Cum $	100	100	112	136	130	171
	Return %		(0.2)	11.8	36.2	30.2	71.2
SNL US REIT Equity	Cum $	100	106	116	125	119	153
	Return %		6.3	15.7	25.3	19.1	53.0

Common Shares and Operating Partnership Units

On February 21, 2020, the reported closing sale price per share of our Class A common stock on the NYSE was $37.93.

As of February 21, 2020, there were 36,902,940 Class A common shares issued and outstanding which were held by approximately 139 shareholders of record.  The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name.

In addition, as of February 21, 2020, there were 1,242,536 Class B non-economic common shares issued and outstanding and 18,904,645 outstanding Operating Partnership units (“OP Units”) held by limited partners other than the Company.  There are no Class C non-voting common shares outstanding.

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

The OP Units are generally exchangeable into shares of Class A common stock on a one-for-one basis.

Share-Based Compensation

The following table provides information with respect to the Company’s equity compensation plan at December 31, 2019:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	351,284	(1)	n/a	(2)	2,591,816	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	351,284		—		2,591,816

(1)	Represents restricted stock awards and units previously granted and that remain unvested as of December 31, 2019.
(2)	Weighted average exercise price does not apply to restricted stock units (“RSU”).
(3)

Shares remaining available for future issuance under the Seritage Growth Properties 2015 Share Plan, taking into account 216,835 shares of restricted stock previously granted and 441,349 shares subject to grants of RSUs previously granted (including those that remain unvested reported in column (a)).

Dividends and Distributions

The timing, amount and composition of all distributions will be made by the Company at the discretion of its Board of Trustees.  Such distributions will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable law and other factors as the Board of Trustees of Seritage deems relevant.

The Company declared a dividend on the Company’s Class A and Class C common shares for the first quarter of 2019 and has not declared dividends on the Company’s Class A and Class C common shares since that time, based on our Board of Trustees’ assessment of the Company’s investment opportunities and its expectations of taxable income for remainder of 2020.  The Company intends to, at a minimum, make distributions to our shareholders to comply with the REIT requirements of the Code, which may be satisfied by dividends on the Company’s preferred shares.

REIT Election

We have elected to be treated as a REIT for U.S. federal income tax and intend to maintain this status in future periods.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to either distribute capital gains to shareholders, or pay corporate income tax on the undistributed capital gains. A REIT will generally not pay U.S. federal income tax if it distributes 100% of its capital gains and ordinary income.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected financial data which should be read in conjunction with the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report:

(dollars and square foot amounts in thousands)
					July 7, 2015
					(Date Operations
	Year Ended December 31,				Commenced) to
	2019	2018	2017	2016	December 31, 2015
Operating Data
Total revenue	$168,633	$214,754	$241,017	$248,674	$113,571
Total expenses	224,455	332,871	355,584	279,121	122,944
Equity in (loss) income of unconsolidated joint ventures	(17,994)	(10,448)	(7,788)	4,646	4,772
Net loss	(90,603)	(114,878)	(120,813)	(91,009)	(38,803)
Net loss attributable to common shareholders	(64,297)	(78,375)	(73,999)	(51,558)	(22,338)
Net loss per share attributable to Class A and Class C common shareholders - Basic and diluted	(1.77)	(2.20)	(2.19)	(1.64)	(0.71)
Dividends declared per share	0.25	1.00	1.00	1.00	0.50
Total NOI (1)	72,667	143,107	174,758	190,492	89,493
Funds from Operations ("FFO") (1)	(33,793)	24,111	91,690	106,475	36,061
Company FFO (1)	(33,896)	15,746	81,797	127,326	61,954
Cash Flow Data (2)
Operating activities	$(57,660)	$54,899	$59,609	$97,215	$18,179
Investing activities	(299,490)	(119,475)	37,189	(62,429)	(2,638,432)
Financing activities	(36,447)	180,199	180,794	(50,486)	2,775,595

	December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data
Investment in real estate, net	$1,970,633	$1,751,067	$1,714,560	$1,644,952	$1,639,275
Total assets	2,750,612	2,876,076	2,775,817	2,712,237	2,833,359
Term loan facility, net	1,598,487	1,598,053	—	—	—
Mortgage loans payable, net	—	—	1,202,314	1,166,871	1,142,422
Total liabilities	1,707,242	1,725,618	1,454,957	1,287,926	1,263,282
Non-controlling interests	311,951	369,688	434,164	619,754	683,382
Total equity	1,043,370	1,150,458	1,320,860	1,424,311	1,570,077
Other Data (3)
Number of properties	212	232	253	266	266
Gross leasable area (sq. ft.)	31,046	33,951	37,270	39,522	39,743
Percentage leased	42.6%	67.0%	80.0%	99.2%	99.4%
Annual rent	$192,034	$210,838	$214,676	$231,675	$202,938
Rent PSF	14.42	9.36	7.20	5.91	5.13

(1)

Total NOI, FFO and Company FFO are supplemental, non-GAAP financial measurements and do not represent net income as defined by GAAP. For reconciliations of these measures to the respective GAAP measures that we deem most comparable, see “Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures” below.

(2)

Cash flow data represents the Company's consolidated cash flows as defined by GAAP; operating cash flow does not include cash distributions received from our unconsolidated joint ventures, except to the extent such distributions are in excess of cumulative equity in earnings in unconsolidated joint ventures.

(3)

Other than number of properties, data is based on signed leases as of December 31, 2019, 2018, 2017, 2016 and 2015, respectively, including JV Properties presented at the Company’s proportional share and after giving effect to all pending recapture and termination notices.

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

All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Annual Report.  You should read this discussion in conjunction with our Consolidated Financial Statements, the notes thereto and other financial information included elsewhere in this Annual Report.  Our financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") have the same meanings as in such Notes.

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of December 31, 2019, the Company’s portfolio consisted of interests in 212 properties totaling approximately 33.4 million square feet of gross leasable area, including 184 Wholly Owned Properties totaling approximately 28.7 million square feet of GLA across 44 states and Puerto Rico, and interests in 28 JV Properties totaling approximately 4.7 million square feet of GLA across 14 states.

We were formed to unlock the underlying real estate value of a high-quality retail portfolio we acquired from Sears Holdings in July 2015 and our primary objective is to create value for our shareholders through the re-leasing and redevelopment of the majority of our Wholly Owned Properties and JV Properties.  In doing so, we expect to meaningfully grow NOI and diversify our tenant base while transforming our portfolio from one with a single-tenant retail orientation to one comprised predominately of multi-tenant shopping centers, multifamily properties and larger-scale, mixed-use environments.

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

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the Bankruptcy Court.  On February 28, 2019, the Company and Holdco, an affiliate of ESL Investments, Inc., executed the Holdco Master Lease with respect to 51 Wholly Owned Properties, which became effective on March 12, 2019, when the Bankruptcy Court issued an order approving the rejection of the Original Master Lease.

As of December 31, 2019, the Company leased space at 48 Wholly Owned Properties to Holdco under the Holdco Master Lease and also leased space to Holdco at three JV Properties. As of December 31, 2019, three Wholly Owned Properties were subject to 100% recapture notices pursuant to the terms of the Holdco Master Lease, and 28 Wholly Owned Properties and one JV Property were subject to termination notices pursuant to the terms of the Holdco Master Lease and the lease with Holdco at the JV Property, respectively.  Giving effect to this recapture and termination activity, the Company leased space at 17 Wholly Owned Properties to Holdco under the Holdco Master Lease and also leased space to Holdco at two JV Properties.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc, which owns Holdco.  Mr. Lampert is also the Chairman of Seritage and controls each of the tenant entities that is a party to the Holdco Master Lease.

Asset Sales and Joint Ventures

During the year ended December 31, 2019, the Company sold 21 properties, plus additional outparcels, totaling 2.5 million square feet and generated gross proceeds of $144.3 million and also completed two joint ventures with adjacent property owners that generated an additional $10.9 million of gross proceeds.

Subsequent to December 31, 2019, the Company sold three assets for $57 million and entered into contracts to sell an additional seven assets.  As of February 28, 2020, the Company had assets under contract to sell for anticipated proceeds of $125 million, subject to certain closing conditions.

Effects of Natural Disasters

The Company assessed the impact of the natural disasters (primarily Tropical Storm Karen) that occurred during the year ended December 31, 2019 and determined that this natural disaster did not have a material impact on our operating results or financial position.  The Company did not experience interruptions in rental payments nor has it incurred material capital expenditures to repair any property damage.

Results of Operations

We derive substantially all of our revenue from rents received from tenants under existing leases at each of our properties. This revenue generally includes fixed base rents and recoveries of expenses that we have incurred and that we pass through to the individual tenants, in each case as provided in the respective leases.

Our primary cash expenses consist of our property operating expenses, general and administrative expenses, interest expense, and construction and development related costs.  Property operating expenses include: real estate taxes, repairs and maintenance, management fees, insurance, ground lease costs and utilities; general and administrative expenses include payroll, office expenses, professional fees, and other administrative expenses; and interest expense is on our term loan facility.  In addition, we incur substantial non-cash charges for depreciation of our properties and amortization of intangible assets and liabilities.

Comparison of the Year Ended December 31, 2019 to the Year Ended December 31, 2018

The following table presents selected data on comparative results from the Company’s consolidated statements of operations for the year ended December 31, 2019, as compared to the year ended December 31, 2018 (in thousands):

	Year Ended December 31,
	2019	2018	$ Change
Revenue
Rental income (1)	$167,035	$213,558	$(46,523)
Expenses
Property operating	42,123	28,705	13,418
Real estate taxes	38,595	42,446	(3,851)
Depreciation and amortization	104,581	226,675	(122,094)
General and administrative	39,156	34,788	4,368
Gain on sale of real estate	71,104	96,165	(25,061)
Interest expense	(94,519)	(90,020)	(4,499)

(1)

Upon adoption of the new lease standard in accordance with Accounting Standard Codification (“ASC”) 842, tenant reimbursements for 2018 have been reclassified to rental income in the consolidated statements of operations to conform to the 2019 financial statement presentation.

Rental Income

The following table presents the results for rental income for the year ended December 31, 2019, as compared to the corresponding period in 2018 (in thousands):

	Year Ended December 31,
	2019		2018
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears/Kmart	$51,153	30.6%	$151,674	71.0%	$(100,521)
Diversified tenants	99,797	59.8%	63,826	29.9%	35,971
Straight-line rent	15,590	9.3%	(2,825)	-1.3%	18,415
Amortization of above/below market leases	495	0.3%	883	0.4%	(388)
Total rental income	$167,035	100.0%	$213,558	100.0%	$(46,523)

The decrease of $100.5 million in Sears or Kmart rental income during 2019 is primarily due to a reduction in the number of properties leased to Sears or Kmart under the Original Master Lease, as applicable, as a result of recapture and termination activity.

The increase of $36.0 million in diversified tenants rental income during 2019 is primarily due to newly commenced leases at locations formerly occupied by Sears or Kmart.

The increase of $18.4 million in straight-line rental income during 2019 is due to an increase in straight-line rent receivables related to diversified tenants under newly commenced leases during 2019.

Property Operating Expenses and Real Estate Taxes

The Company incurs certain property operating and real estate tax expenses.

The following table presents the comparative results for property operating expenses and real estate taxes for the year ended December 31, 2019, as compared to the corresponding period in 2018 (in thousands):

	Year Ended December 31,
	2019	2018	$ Change
Property operating expenses	$42,123	$28,705	$13,418
Real estate taxes	38,595	42,446	(3,851)

The increase of $13.4 million in property operating expense in 2019 is primarily due to the Company directly incurring utility and certain common area maintenance expenses at properties for which Sears or Kmart paid such expenses directly during 2018, partially offset by a decrease in property operating expenses as a result of asset sales and an increase in amounts capitalized due to development activity.

The decrease of $3.8 million in real estate taxes in 2019 is primarily due to asset sales and an increase in amounts capitalized due to development activity.

Depreciation and Amortization Expenses

The decrease of $122.0 million in depreciation and amortization expenses in 2019 was due primarily to (i) a reduction of $117.1 million in accelerated amortization attributable to certain lease intangible assets, (ii) approximately $10.0 million of lower net scheduled depreciation and amortization and (iii) $5.2 million increase of accelerated depreciation attributable to certain buildings that were demolished for redevelopment in 2019.

Accelerated amortization results from the recapture of space from, or the termination of space by, Sears Holdings or Holdco. Such recaptures and terminations are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and related expenses.

The increase of $4.4 million in general and administrative expenses in 2019 was driven primarily by (i) changes to the accounting for leasing personnel and legal costs related to leasing activity as a result of the adoption of the new leasing standard in 2019, (ii) legal and advisory fees related to the Sears Holdings’ bankruptcy filing and (iii) increased compensation and related costs resulting from an increase in personnel.

Gain on Sale of Real Estate

During the year ended December 31, 2019, the Company:

−

Sold properties for aggregate consideration of $144.3 million and recorded gains totaling $63.7 million, which are included in gain on the sale of real estate within the consolidated statements of operations;

−

Contributed two properties into joint ventures with adjacent property owners for an aggregate contribution value of $21.7 million and recorded a gain of approximately $3.9 million, which is included in gain on sale of real estate within the consolidated statements of operations;

−	Exchanged land parcels of approximately equal size with an adjacent land owner and recorded a gain of $6.9 million.

Interest Expense

The Company incurs interest expense on its debt net of capitalized costs.

The increase of $4.5 million in interest expense in 2019 was driven by higher average borrowings and interest rates under the term loan facility, partially offset by an increase in amounts capitalized due to increased development activity.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “obligations”), and the reinvestment in and redevelopment of our properties (“development expenditures”).  As a result of a decrease in occupancy levels due to our recapture of space for redevelopment purposes and the execution of certain termination rights by Sears Holdings under the Original Master Lease, property rental income, which is our primary source of operating cash flow, did not fully fund obligations incurred during the year ended December 31, 2019 and we had operating cash outflows of $57.7 million.  Additionally, our development expenditures during the year ended December 31, 2019 drove investing cash outflows of $299.5 million.

Obligations are projected to continue to exceed property rental income until such time as additional tenants commence paying rent (we had approximately $84.3 million of SNO leases under contract as of December 31, 2019) that will commence paying rent as tenants occupy their leased space), and we plan to incur additional development expenditures as we continue to invest in the redevelopment of our portfolio. While we do not currently have the liquid funds available to satisfy the obligations and development expenditures, we expect to fund our obligations and development expenditures with a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement:

•

Sales of Wholly Owned Properties.  As of December 31, 2019, we had sold 42 Wholly Owned Properties, and additional outparcels at several properties, and generated approximately $258 million of gross proceeds since we began our capital recycling program in July 2017.  Subsequent to December 31, 2019, the Company sold three assets for $57 million and entered into contracts to sell an additional seven assets. As of February 28, 2020, the Company had assets under contract to sell for total anticipated proceeds of $125 million, subject to certain closing conditions;

•

Sales of Interests in JV Properties.  As of December 31, 2019, we had sold our interests in 13 JV Properties and generated approximately $258 million of gross proceeds since July 2017.  Certain of our joint venture agreements also include rights that allow us to sell our interests in select JV Properties to our partners at fair market value;

•

New joint ventures.  As of December 31, 2019, we had closed new joint ventures for 10 properties that generated approximately $185 million of gross proceeds since July 2017.  In addition to generating liquidity upon closing, new joint ventures also reduce our development expenditures by the amount of our partners’ interests in the ventures;

•

Joint venture debt.  We may incur property-level debt in new or existing joint ventures, including construction financing for properties under development and longer-term mortgage debt for stabilized properties; and

•

Other credit and capital markets transactions.  We may raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

In addition, our Term Loan Facility includes a $400 Incremental Funding Facility, access to which is subject to rental income from non-Sears Holdings tenants of at least $200 million, on an annualized basis and after giving effect to SNO leases expected to commence rent payment within 12 months, which we have not yet achieved.

The availability of liquidity from the above sources or initiatives is subject to a range of risks and uncertainties, including those discussed under “Risk Factors—Real estate investments are relatively illiquid” and “Risk Factors—We have ongoing capital needs and may not be able to obtain additional financing or other sources of funding on acceptable terms.”

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

The Company used a portion of the proceeds from the Initial Funding to (i) repay existing indebtedness and (ii) pay transaction and related costs.  The remaining proceeds from the Initial Funding, as well as borrowings under the Incremental Funding Facility, will be used to fund the Company’s redevelopment pipeline and to pay operating expenses of the Company and its subsidiaries.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the consolidated statements of operations.

As of December 31, 2019, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million and (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million.

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, is required to be guaranteed by all existing and future subsidiaries of the Borrower.  The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Borrower and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement.

The Term Loan Facility includes certain financial metrics to govern springing collateral and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion.  Any failure to satisfy any of these financial metrics limits the Company’s ability to dispose of assets via sale or joint venture and triggers the springing mortgage and collateral requirements but will not result in an event of default.  The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of December 31, 2019, the Company was not in compliance with certain of the financial metrics described above.  As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of December 31, 2019, Berkshire Hathaway had provided such consent for all such transactions submitted for approval.  There can be no assurance that the lender will consent to future dispositions of assets.  Additionally, Berkshire Hathaway has the right to request mortgages against the Company’s assets pursuant to the mortgage and collateral requirement. During the year ended December 31, 2019, Berkshire Hathaway requested mortgages on a majority of the Company’s portfolio which were recorded in accordance with the requirement (the “Lender Request”). There are no changes to the terms and conditions of the Term Loan Facility, or the Company’s ability to operate thereunder, as a result of providing mortgages against any of the Company’s assets pursuant to the mortgage and collateral requirement. The Company accounted for the Lender Request transaction as a modification of debt as of December 31, 2019. Related to the modification, the Company incurred $5.0 million in mortgage recording costs which are classified as interest expenses on the consolidated statements of operations.

The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of December 31, 2019, the unamortized balance of the Company’s debt issuance costs was $1.5 million.

Preferred Shares

As of December 31, 2019, we had 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) outstanding.  We may not redeem the Series A Preferred Shares before December 14, 2022, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the trust agreement addendums designating the Series A Preferred Shares.  On and after December 14, 2022, we may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends.  In addition, upon the occurrence of a Change of Control, we may redeem any or all of the Series A Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends.

Hedging Instruments

The Company’s use of derivative instruments is limited to the management of interest rate exposure and not for speculative purposes.  In connection with the issuance of the Company’s original debt facility that funded part of the Transaction in July 2015, the Company purchased for $5.0 million an interest rate cap with a term of four years, a notional amount of $1,261 million and a strike rate of 3.5%.  The interest rate cap was measured at fair value and included as a component of prepaid expenses, deferred expenses and other assets on the consolidated balance sheets.  The Company had elected not to utilize hedge accounting and therefore the change in fair value was included within change in fair value of interest rate cap on the consolidated statements of operations.

During the year ended December 31, 2018, the Company terminated the interest rate cap concurrent with the repayment of the original debt facility.

For the year ended December 31, 2018 and December 31, 2017, the Company recorded a change in the fair value of the interest rate cap of ($23) thousand, and ($0.7) million, respectively.

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2019 and 2018, with holders of OP Units entitled to an equal distribution per OP unit held on the record date:

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

The Company declared a dividend on the Company’s Class A and Class C common shares for the first quarter of 2019 and has not declared dividends on the Company’s Class A and Class C common shares since that time, based on our Board of Trustees’ assessment of the Company’s investment opportunities and its expectations of taxable income for the remainder of 2020.  The Company intends to, at a minimum, make distributions to shareholders to comply with the REIT requirements of the Code, which may be satisfied by dividends on the Company’s Series A Preferred Shares.

The Company’s Board of Trustees also declared the following dividends on Company’s Series A Preferred Shares during 2019 and 2018:

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

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of December 31, 2019 and December 31, 2018, the Company did not have any off-balance sheet financing arrangements.

Contractual Obligations

Our contractual obligations relate to our Term Loan Facility and non-cancelable operating leases in the form of a ground lease at one of our properties, as well as operating leases for our corporate offices.

Information concerning our obligations and commitments to make future payments under contracts for these loan and lease agreements as of December 31, 2019 is aggregated in the following table (in thousands):

		Payments due by Period
		Within			After
Contractual Obligation	Total	1 year	1 - 3 years	3 -5 years	5 years
Long-term debt (1)	$2,011,911	$113,867	$227,111	$1,670,933	$-
Operating leases	10,468	1,611	2,296	2,344	4,217
Total	$2,022,379	$115,478	$229,407	$1,673,277	$4,217

(1)	Includes expected interest payments.

Capital Expenditures

The majority of our capital expenditures, tenant improvement costs and leasing commissions are from our retenanting and redevelopment projects described under the caption “—Retenanting and Redevelopment Projects” below.

During the year ended December 31, 2019, we incurred maintenance capital expenditures of approximately $6.6 million that were not associated with retenanting and redevelopment projects.

During the year ended December 31, 2018, we incurred maintenance capital expenditures of approximately $2.2 million and tenant improvement costs of $0.1 million that were not associated with retenanting and redevelopment projects.

Cash Flows for the Year Ended December 31, 2019 Compared to December 31, 2018

The following table summarizes the Company’s cash flow activities for the years ended December 31, 2019 and 2018 (in thousands):

	Year Ended December 31,
	2019	2018	$ Change
Net cash (used in) provided by operating activities	$(57,660)	$54,899	$(112,559)
Net cash used in investing activities	(299,490)	(119,475)	(180,015)
Net cash (used in) provided by financing activities	(36,447)	180,199	(216,646)

Cash Flows from Operating Activities

Significant changes in the components of net cash (used in) provided by operating activities include:

−

In 2019, a decrease in operating cash inflows due to net reductions in rental income under the Original Master Lease as a result of recapture and termination activity and an increase in unleased properties, partially offset by an increase in income from new, diversified tenants.

Cash Flows from Investing Activities

Significant components of net cash used in investing activities include:

−

In 2019, development of real estate and property improvements of ($387.7) million and investments in unconsolidated joint ventures of ($54.2) million, partially offset by $140.1 million of net proceeds from the sale of real estate; and

−

In 2018, development of real estate and property improvements of ($313.6) million and investments in unconsolidated joint ventures of ($16.0) million, partially offset by $210.1 million of net proceeds from the sale of real estate.

Cash Flows from Financing Activities

Significant components of net cash (used in) and provided by financing activities include:

−	In 2019, cash distributions to common stockholders and holders of OP Units, ($28.0) million;
−	In 2019, cash distributions to preferred shareholders, ($4.9) million;
−	In 2018, proceeds from the Term Loan Facility, $1,600.0 million;
−	In 2018, repayment of mortgage loans payables, ($1,210.6) million;
−	In 2018, repayment of the Unsecured Term Loan, ($145.0) million;
−	In 2018, cash distributions to common stockholders and holders of OP Units, ($55.8) million; and
−	In 2018, cash distributions to preferred shareholders, ($4.0) million;

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

On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the Amended Complaint relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination.  The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

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

Retenanting and Redevelopment Projects

We are currently retenanting or redeveloping several properties primarily to convert single-tenant buildings occupied, or formerly occupied, by Sears or Kmart into multi-tenant properties occupied by a diversity of retailers and related concepts.  The table below provides a brief description of each of the 91 new redevelopment projects originated on our platform as of December 31, 2019.  Excluding five projects that have been sold, these projects represent an estimated total investment of $1,580-1,660 million ($1,440-1,520 million at share), of which an estimated $660-740 million ($580-660 million at share) remains to be spent.

Total Project Costs under $10 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
King of Prussia, PA	Repurpose former auto center space for Outback Steakhouse, Yard House and Escape Room	25,300	Complete
Merrillville, IN	Redevelop existing store for At Home and small shop retail	132,000	Complete
Elkhart, IN	Store has been re-leased to Big R Stores	86,600	Complete
Bowie, MD	Recapture and repurpose auto center space for BJ's Brewhouse	7,500	Complete
Troy, MI	Redevelop existing store for At Home	100,000	Complete
Rehoboth Beach, DE	Redevelop existing store for andThat! and PetSmart	73,100	Complete
Henderson, NV	Redevelop existing store for At Home, Seafood City, Blink Fitness and additional retail	144,400	Complete
Cullman, AL	Redevelop existing store for Bargain Hunt, Tractor Supply and Planet Fitness	99,000	Complete
Jefferson City, MO	Redevelop existing store for Orscheln Farm and Home	96,000	Complete
Guaynabo, PR	Redevelop existing store for Planet Fitness, Capri and additional retail and restaurants	56,300	Complete
Westwood, TX	Site has been ground leased to Sonic Automotive for an auto dealership	213,600	Complete
Florissant, MO	Site densification; new outparcel for Chick-fil-A	5,000	Complete
Kearney, NE	Redevelop existing store for Marshall's, PetSmart, Ross Dress for Less and Five Below	64,900	Complete
New Iberia, LA	Redevelop existing store for Ross Dress for Less, Rouses Supermarkets, Hobby Lobby and small shop retail	93,100	Complete
Layton, UT	A portion of the space has been leased to Extra Space Storage; existing tenants include Vasa Fitness and small shop retail	183,200	Complete
St. Clair Shores, MI	Demolish existing store and develop site for new Kroger grocery store	106,500	Complete
Houston, TX (Memorial City)	Entered into ground lease with adjacent mall owner; potential to participate in future redevelopment	214,400	Complete
Albany, NY	Repurpose auto center space for BJ's Brewhouse, Ethan Allen and additional small shop retail	28,000	Substantially complete
Dayton, OH	Repurpose auto center space for Outback Steakhouse and Hook & Reel	14,100	Substantially complete
Hopkinsville, KY	Redevelop existing store for Bargain Hunt, Farmer's Furniture, Harbor Freight Tools and small shop retail	85,100	Substantially complete
Mt. Pleasant, PA	Redevelop existing store for Aldi, Big Lots and additional retail	84,300	Substantially complete
Oklahoma City, OK	Site densification; new fitness center for Vasa Fitness	59,500	Substantially complete
North Little Rock, AR	Repurpose auto center space for LongHorn Steakhouse, Aspen Dental and additional retail	16,600	Delivered to tenant(s)
Greensboro, NC	Site densification; new outparcel for Mavis Tires	6,900	Q1 2020	Q4 2020
Middletown, NJ	Redevelop site for new ShopRite grocery store and additional retail	184,500	Q1 2020	Q2 2021
St. Petersburg, FL (freestanding)	Redevelop existing store for At Home, Blink Fitness and additional small shop retail	188,800	Q2 2020	Q4 2020
Florin, CA	Densify site with new theatre for Maya Cinemas	57,000	Q2 2021	Q3 2022
Gainesville, FL	Repurpose existing store as office space for Florida Clinical Practice Association / University of Florida College of Medicine	139,100	Sold
Hagerstown, MD	Repurpose auto center space for BJ's Brewhouse, Verizon and additional retail	15,400	Sold
Hampton, VA	Site densification; new outparcel for Chick-fil-A	2,200	Sold

Total Project Costs $10 - $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Braintree, MA	Redevelop existing store for Nordstrom Rack, Saks OFF 5th and additional retail	78,700	Complete
Honolulu, HI	Redevelop existing store for Longs Drugs (CVS), PetSmart and Ross Dress for Less	76,100	Complete
Anderson, SC	Redevelop existing store for Burlington Stores, Gold's Gym, Sportsman's Warehouse, additional retail and restaurants	119,300	Complete
Springfield, IL	Redevelop existing store for Burlington Stores, Binny's Beverage Depot, Marshall's, Orangetheory Fitness, Outback Steakhouse, Core Life Eatery and additional small shop retail	119,300	Complete
Warwick, RI	Redevelop existing store and detached auto center for At Home, BJ's Brewhouse, Raymour & Flanigan, additional retail and restaurants	190,700	Complete
Hialeah, FL (freestanding)	Redevelop existing store for Bed, Bath & Beyond, Ross Dress for Less and dd's Discounts to join current tenant, Aldi	88,400	Complete
North Hollywood, CA	Redevelop existing store for Burlington Stores and Ross Dress for Less	74,900	Complete
Paducah, KY	Redevelop existing store for Burlington Stores, Ross Dress for Less and additional retail	102,300	Substantially complete
Thornton, CO	Redevelop existing store for Vasa Fitness and additional junior anchors	198,600	Substantially complete
Temecula, CA	Redevelop existing store and detached auto center for Round One, small shop retail and restaurants	65,100	Substantially complete
West Jordan, UT	Redevelop existing store and attached auto center for At Home, Burlington Stores, Planet Fitness and small shop retail	190,300	Substantially complete
Austin, TX (Tech Ridge)	Redevelop existing store for AMC Theatres and restaurants (note: a portion of this property was contributed to the Tech Ridge JV in Q3 2019; this project reflects the retained, wholly-owned redevelopment)	53,900	Substantially complete
Roseville, MI	Redevelop existing store for At Home and Hobby Lobby	164,000	Substantially complete
Salem, NH	Densify site with new theatre for Cinemark and recapture and repurpose auto center for restaurant space to join existing tenant Dick's Sporting Goods	71,500	Delivered to tenant(s)
North Riverside, IL	Redevelop existing store and detached auto center for Blink Fitness, Round One, additional junior anchors, small shop retail and restaurants	118,500	Delivered to tenant(s)
Olean, NY	Redevelop existing store for Marshall's, Ollie's Bargain Basement and additional retail	125,700	Delivered to tenant(s)
Las Vegas, NV	Redevelop existing store for Round One and additional retail	78,800	Delivered to tenant(s)
Warrenton, VA	Redevelop existing store for HomeGoods and additional retail	97,300	Delivered to tenant(s)
Yorktown Heights, NY	Redevelop existing store for 24 Hour Fitness and other retail uses	85,200	Delivered to tenant(s)
Reno, NV	Redevelop existing store and auto center for Round One and additional retail	183,700	Delivered to tenant(s)
Charleston, SC	Redevelop existing store and detached auto center for Burlington Stores and additional retail	111,400	Delivered to tenant(s)
El Paso, TX	Redevelop existing store for Ross Dress for Less, dd's Discounts, Five Below and additional retail	111,600	Delivered to tenant(s)
Victor, NY	Redevelop existing store for Dick's Sporting Goods and additional retail	140,500	Delivered to tenant(s)
Pensacola, FL	Redevelop existing store for BJ's Wholesale, additional retail and restaurants	124,100	Underway	Q1 2020
Fresno, CA	Redevelop existing store and detached auto center for Ross Dress for Less, dd's Discounts and additional retail	78,300	Underway	Q1 2020
North Miami, FL	Redevelop existing store for Burlington Stores, Michael's and Ross Dress for Less	106,300	Underway	Q2 2020
Manchester, NH	Redevelop existing store for Dick's Sporting Goods, Dave & Busters, additional retail and restaurants	117,700	Underway	Q3 2020
Chicago, IL (Kedzie)	Redevelop existing store for Ross Dress for Less, dd's Discounts, Five Below, Blink Fitness and additional retail	123,300	Underway	Q3 2020
Fairfax, VA	Redevelop existing store and attached auto center for Industrious, Dave & Busters, Dick's Sporting Goods, Lazy Dog and additional restaurants	211,000	Underway	Q1 2021
Madison, WI	Redevelop existing store for Dave & Busters, Total Wine & More, Hobby Lobby and additional retail and restaurants	130,800	Underway	Q1 2021
Merced, CA	Redevelop existing store for Burlington Stores, dd's Discounts, Five Below, Ulta Beauty and additional retail	92,600	Underway	Q2 2021
Cockeysville, MD	Partial recapture; redevelop existing store for HomeGoods, Michael's Stores, Onelife Fitness, additional retail and restaurants (note: contributed to the Cockeysville JV in Q1 2019)	160,300	Underway	Q3 2021
Chesapeake, VA	Redevelop existing store for Rosie's Gaming Emporium, additional entertainment and restaurants	185,900	Q2 2020	Q3 2021
Kissimmee, FL	Redevelop existing store for Conn’s HomePlus, Planet Fitness and additional retail to join existing tenant Big Lots	116,000	Q2 2021	Q1 2022
Santa Cruz, CA	Redevelop existing store for TJ Maxx, HomeGoods and additional junior anchors	60,400	Sold
Vancouver, WA	Redevelop existing store for Round One, Hobby Lobby and additional retail and restaurants	72,400	Sold
Saugus, MA	Redevelop existing store and detached auto center (temporarily on hold)	99,000	To be determined

Total Project Costs over $20 Million
		Total	Estimated	Estimated
		Project	Construction	Substantial
Property	Description	Square Feet	Start	Completion
Memphis, TN	Demolish and construct new buildings for LA Fitness, Nordstrom Rack, Ulta Beauty, Hopdoddy Burger Bar and additional retail and restaurants	125,200	Complete
St. Petersburg, FL (Tyrone Square)	Demolish and construct new buildings for Dick's Sporting Goods, Lucky's Market, PetSmart, Five Below, Chili's Grill & Bar, Pollo Tropical, LongHorn Steakhouse, Verizon and additional small shop retail and restaurants	135,400	Complete
Orlando, FL	Demolish and construct new buildings for Floor & Decor, LongHorn Steakhouse, Olive Garden and additional small shop retail and restaurants	139,200	Substantially complete
West Hartford, CT	Redevelop existing store and detached auto center for buybuyBaby, Cost Plus World Market, REI, Saks OFF Fifth, other junior anchors, Shake Shack and additional small shop retail (note: contributed to the West Hartford JV in Q2 2018)	156,000	Substantially complete
Watchung, NJ	Demolish full-line store and detached auto center and construct new buildings for Cinemark, HomeSense, Sierra Trading Post, Ulta Beauty, Chick-fil-A, small shop retail and additional restaurants	126,700	Substantially complete
Wayne, NJ	Redevelop existing store and detached auto center for Cinemark, Dave & Busters, Yardhouse and additional retail and restaurants (note: contributed to the GGP II JV in Q3 2017)	156,700	Delivered to tenant(s)
Carson, CA	Redevelop existing store for Burlington Stores, Ross Dress for Less and additional retail	163,800	Substantially complete
Greendale, WI	Redevelop existing store and attached auto center for Dick's Sporting Goods, Round One, TJ Maxx, additional retail and restaurants	223,800	Substantially complete
Anchorage, AK	Redevelop existing store for Safeway, Guitar Center, Planet Fitness and additional retail to join current tenant, Nordstrom Rack	142,500	Substantially complete
Aventura, FL	Demolish existing store and construct new, multi-level open air retail destination featuring a leading collection of experiential shopping, dining and entertainment concepts, including Industrious and Pinstripes, alongside a treelined esplanade and activated plazas	216,600	Initial deliveries to tenants Q1 2020
San Diego, CA	Redevelop existing store into two highly-visible, multi-level buildings with exterior facing retail space leased to Equinox Fitness, Industrious, Pinstripes and a premier mix of experiential shopping, dining, and entertainment concepts (note: contributed to UTC JV in Q2 2018)	206,000	Delivered to tenant(s)
Santa Monica, CA	Redevelop existing building into premier, mixed-use asset featuring unique, small-shop retail and creative office space (note: contributed to the Mark 302 JV in Q1 2018)	101,700	Completed core building construction
Tucson, AZ	Redevelop existing store for Round One	50,600	Substantially complete
El Cajon, CA	Redevelop existing store and auto center for Ashley Furniture, Bob's Discount Furniture, Burlington Stores and additional retail and restaurants; a portion of the basement has been leased to Extra Space Storage	242,700	Delivered to tenant(s)
East Northport, NY	Redevelop existing store and attached auto center for AMC Theatres, 24 Hour Fitness, additional junior anchors and small shop retail	179,700	Delivered to tenant(s)
Fairfield, CA	Redevelop existing store and auto center for Dave & Busters, AAA Auto Repair Center and additional retail	166,700	Underway	Q1 2020
Plantation, FL	Redevelop existing store and auto center for Industrious, GameTime, Powerhouse Gym, additional retail and restaurants	184,400	Underway	Q1 2020
Roseville, CA	Redevelop existing store and auto center for Cinemark, Round One, AAA Auto Repair Center, additional retail and restaurants	147,400	Underway	Q2 2020
San Antonio, TX	Redevelop existing store for Bed Bath & Beyond, buybuyBaby, Tru Fit and additional retail to complement repurposed auto center occupied by Orvis, Jared's Jeweler and Shake Shack	215,900	Underway	Q2 2020
Ft. Wayne, IN	Redevelop existing store for Dave & Buster's, HomeGoods and additional retail to complement new outparcels for BJ's Brewhouse, Chick-fil-A and Portillo's	96,400	Underway	Q4 2020
Canton, OH	Redevelop existing store for Dick's Sporting Goods, Dave & Busters and additional retail and restaurants	208,200	Underway	Q1 2021
Hialeah, FL (Westland Mall)	Redevelop existing store and auto center for Paragon Theaters, Ulta Beauty, Five Below, Panera Bread and additional retail and restaurants	148,100	Underway	Q2 2021
Orland Park, IL	Redevelop existing store for AMC Theatres, 24 Hour Fitness, additional retail and restaurants	181,900	Q1 2020	Q2 2021
Asheville, NC	Redevelop existing store and auto center for Alamo Drafthouse, restaurants and small shop retail	110,600	Q3 2020	Q1 2022

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

Depreciation of real estate assets, excluding land, is recognized on a straight-line basis over their estimated useful lives as follows:

Buildings:	25 – 40 years
Site improvements:	5 – 15 years
Tenant improvements:	shorter of the estimated useful life or non-cancelable term of lease

The Company amortizes identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired, generally the remaining non-cancelable term of a related lease.

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No impairment losses on real estate assets were recognized for the years ended December 31, 2019, 2018 or 2017.

During the year ended December 31, 2019, the Company sold 21 properties and recognized gain on sale of real estate of $42.3 million.  The Company also sold 13 outparcel properties and one condo unit and recorded gains totaling $20.6 million and exchanged a portion of one land parcel for two parcels of approximately equal size and recorded a gain of $6.9 million.  The Company also contributed a portion of its property located in Austin, TX to a joint venture and its property located in Cockeysville, MD to a joint venture and recorded a gain of approximately $67 thousand and $3.8 million, respectively, which is included in gain on sale of real estate within the consolidated statements of operations.

During the year ended December 31, 2018, the Company sold 21 properties and recognized gain on sale of real estate of $96.2 million.  During the year ended December 31, 2017, the Company sold a 50% interest in five properties and recognized gain on sale of real estate of $11.4 million.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the years ended December 31, 2019, 2018 or 2017.

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

Accounting for Recapture and Termination Activity Pursuant to the Original Master Lease and Holdco Master Lease (see Note 5

Seritage Recapture Rights. The Company generally treats the delivery of a recapture notice as a modification of the lease as of the date of notice.  Such a notice and lease modification result in the following accounting adjustments for the recaptured property:

−

The portion of accrued rental revenues related to the straight-line method of reporting rental revenue that are subject to the lease modification are amortized over the remaining shortened life of the lease from the date of notice to the date of vacancy.  The portion of accrued rental revenues related to the straight-line method of reporting rental revenue that is attributable to the retained space, if any, is amortized over the remaining life of the lease.

−

The portion of intangible lease assets and liabilities that is deemed to be impacted by the lease modification is amortized over the shorter of the shortened lease term from the date of notice to the date of vacancy or the remaining useful life of the asset or liability.  The portion of intangible lease assets and liabilities that is attributable to the retained space, if any, is amortized over the remaining useful life of the asset or liability.

A recapture will generally occur in conjunction with obtaining a new tenant or a real estate development project.  As such, termination fees, if any, associated with the recapture notice are generally capitalized as either an initial direct cost of obtaining a new lease or a necessary cost of the real estate project and depreciated over the life of the new lease obtained or the real estate asset being constructed or improved.

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

Non-GAAP Supplemental Financial Measures and Definitions

The Company makes reference to NOI, Total NOI, FFO and Company FFO which are financial measures that include adjustments to GAAP.

Net Operating Income ("NOI") and Total NOI

NOI is defined as income from property operations less property operating expenses.  Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's depiction of NOI may not be comparable to other REITs.  The Company believes NOI provides useful information regarding Seritage, its financial condition, and results of operations because it reflects only those income and expense items that are incurred at the property level.

The Company also uses Total NOI, which includes its proportional share of unconsolidated properties.  The Company believes this form of presentation offers insights into the financial performance and condition of the Company as a whole given our ownership of unconsolidated properties that are accounted for under GAAP using the equity method.  The Company also considers Total NOI to be a helpful supplemental measure of its operating performance because it excludes from NOI variable items such as termination fee income, as well as non-cash items such as straight-line rent and amortization of lease intangibles.

Due to the adjustments noted, NOI and Total NOI should only be used as an alternative measure of the Company's financial performance.

Funds from Operations ("FFO") and Company FFO

FFO is calculated in accordance with National Association of REITs which defines FFO as net income computed in accordance with GAAP, excluding gains (or losses) from property sales, real estate related depreciation and amortization, and impairment charges on depreciable real estate assets.  The Company considers FFO a helpful supplemental measure of the operating performance for equity REITs and a complement to GAAP measures because it is a recognized measure of performance by the real estate industry.

The Company makes certain adjustments to FFO, which it refers to as Company FFO, to account for certain non-cash and non-comparable items, such as termination fee income, unrealized loss on interest rate cap, litigation charges, acquisition-related expenses, amortization of deferred financing costs and certain up-front-hiring costs, that it does not believe are representative of ongoing operating results.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
NOI and Total NOI	2019	2018	2017
Net loss	$(90,603)	$(114,878)	$(120,813)
Termination fee income	(5,545)	(18,711)	(19,314)
Management and other fee income	(1,598)	(1,196)	—
Depreciation and amortization	104,581	226,675	262,171
General and administrative expenses	39,156	34,788	27,902
Equity in loss of unconsolidated joint ventures	17,994	10,448	7,788
Gain on sale of interests in unconsolidated joint ventures	—	—	(60,302)
Gain on sale of real estate	(71,104)	(96,165)	(11,447)
Interest and other income	(6,824)	(7,886)	(877)
Interest expense	94,519	90,020	70,112
Change in fair value of interest rate cap	—	23	701
Provision for income taxes	196	321	271
NOI	$80,772	$123,439	$156,192
NOI of unconsolidated joint ventures	9,851	19,138	23,547
Straight-line rent adjustment (1)	(15,742)	2,170	(3,918)
Above/below market rental income/expense (1)	(2,214)	(1,640)	(1,063)
Total NOI	$72,667	$143,107	$174,758

(1)	Includes adjustments for unconsolidated joint ventures.

The following table reconciles FFO and Company FFO to GAAP net loss the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
FFO and Company FFO	2019	2018	2017
Net loss	$(90,603)	$(114,878)	$(120,813)
Real estate depreciation and amortization (consolidated properties)	$102,439	224,217	260,543
Real estate depreciation and amortization (unconsolidated joint ventures)	30,375	15,840	23,954
Gain on sale of interests in unconsolidated joint ventures	—	—	(60,302)
Gain on sale of real estate	(71,104)	(96,165)	(11,447)
Dividends on preferred shares	(4,900)	(4,903)	(245)
FFO attributable to common shareholders and unitholders	$(33,793)	$24,111	$91,690
Termination fee income	(5,545)	(18,711)	(19,314)
Change in fair value of interest rate cap	—	23	701
Amortization of deferred financing costs	434	10,323	8,720
Mortgage recording costs	5,008	—	-
Company FFO attributable to common shareholders and unitholders	$(33,896)	$15,746	$81,797

FFO per diluted common share and unit	$(0.61)	$0.43	$1.65
Company FFO per diluted common share and unit	$(0.61)	$0.28	$1.47

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	36,413	35,560	33,804
Weighted average OP Units outstanding	19,387	20,153	21,820
Weighted average common shares and units outstanding	55,800	55,713	55,624

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2019, we had $1.6 billion of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility and therefore not subject to interest rate fluctuations.

As of December 31, 2019, the estimated fair value of our consolidated debt was $1.6 billion.  The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

As of December 31, 2019, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that, as of December 31, 2019, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our definitive proxy statement with respect to our 2020 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)	Consolidated Financial Statements and Consolidated Financial Statement Schedule.

The consolidated financial statements and consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(b)	Exhibits.

Exhibit No.	Description	SEC Document Reference

2.1	Subscription, Distribution and Purchase and Sale Agreement, dated as of June 8, 2015, by and between Seritage Growth Properties and Sears Holdings Corporation	Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-11, filed on June 9, 2015.

3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 10, 2015.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 8-A, filed on December 14, 2017.

3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on May 3, 2019.

4.1	Registration Rights Agreement by and among Seritage Growth Properties, ESL Investments, Inc., and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 10, 2015.

4.2	Form of specimen certificate evidencing the 7.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed on December 14, 2017.

4.3	Description of Capital Stock of Seritage Growth Properties Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Filed herewith

10.1	Transition Services Agreement by and between Sears Holdings Management Corporation and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 10, 2015.

10.2	Amended and Restated Agreement of Limited Partnership of Seritage Growth Properties, L.P., dated as of December 14, 2017	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 14, 2017.

10.3	Holdco Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC, dated as of February 28, 2019	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 15, 2019.

10.4	Side Letter to Holdco Master Lease, by and among Seritage KMT Finance LLC, Seritage SRC Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC, dated as of February 28, 2019	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 15, 2019.

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

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 28, 2017.

10.14	Form of Seritage Growth Properties 2015 Share Plan	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-11, filed on May 11, 2015.

10.15	Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on July 10, 2015.

10.16	Form of Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed on March 1, 2017.

10.17	Form of Seritage Growth Properties Sign-On P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on July 10, 2015.

Exhibit No.	Description	SEC Document Reference
10.18	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on July 10, 2015.

10.19	Form of Seritage Growth Properties Annual P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on July 10, 2015.
10.20	Employment Agreement with Brian Dickman, dated as of July 6, 2015.	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on July 10, 2015.

10.21	Employment Agreement with Mary Rottler, dated as of June 2, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 19, 2015.

10.22	Employment Agreement, dated April 17, 2015, between Benjamin Schall and Seritage Growth Properties	Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.23	Letter Agreement, dated April 30, 2015, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Benjamin Schall	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.24	Letter Agreement, dated May 15, 2015, between Matthew Fernand and Seritage Growth Properties	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.25	Letter Agreement, dated May 13, 2015, between James Bry and Seritage Growth Properties	Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.26	Exchange Agreement by and among Seritage Growth Properties, Seritage Growth Properties, L.P., ESL Partners, L.P., and Edward S. Lampert, dated as of June 26, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 2, 2015.

10.27	Exchange Agreement by and among Seritage Growth Properties and Fairholme Capital Management, L.L.C., dated as of June 30, 2015	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 2, 2015.

10.28	Senior Secured Term Loan Agreement, dated July 31, 2018, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 31, 2018.

10.29	Employment Agreement, dated May 2, 2018, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Benjamin Schall	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2018.

10.30	Employment Agreement, dated May 16, 2018, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Kenneth Lombard	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 3, 2018.

10.31	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement – 2018 Incentive RSUs	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 3, 2018.

10.32	Form of Seritage Growth Properties Performance-Vesting Restricted Share Unit Agreement – 2018 Incentive P-RSUs	Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on August 3, 2018.

10.33	First Amendment to the Master Lease, effective as of October 29, 2019, by and among Seritage SRC Finance LLC and Seritage KMT Finance LLC	Filed herewith.

21.1	List of subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.

Exhibit No.	Description	SEC Document Reference
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: March 2, 2020	/s/ Benjamin W. Schall

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward S. Lampert	Chairman of the Board of Trustees	March 2, 2020
Edward S. Lampert

/s/ Benjamin W. Schall	President, Chief Executive Officer and Trustee (Principal Executive Officer)	March 2, 2020
Benjamin W. Schall

/s/ Brian R. Dickman	Executive Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020
Brian R. Dickman

/s/ David S. Fawer	Trustee	March 2, 2020
David S. Fawer

/s/ John T. McClain	Trustee	March 2, 2020
John T. McClain

/s/ Sharon Osberg	Trustee	March 2, 2020
Sharon Osberg

/s/ Thomas M. Steinberg	Trustee	March 2, 2020
Thomas M. Steinberg

/s/ Allison Thrush	Trustee	March 2, 2020
Allison Thrush

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Seritage Growth Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seritage Growth Properties and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Liquidity — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “obligations”), and the reinvestment in and redevelopment of its properties (“development expenditures”).  As a result of a decrease in occupancy levels due to the Company’s recapture of space for redevelopment purposes and the execution of certain termination rights by Sears Holdings Corporation under a master lease agreement, property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the year ended December 31, 2019. Obligations are projected to continue to exceed property rental income until such time as additional tenants commence paying rent, and the Company plans to incur additional development expenditures as it continues to invest in the redevelopment of its portfolio.

The Company plans to fund its obligations and development expenditures with a combination of capital sources including, but not limited to, sales of wholly owned properties, sales of interests in joint venture properties (which may include the exercise of certain rights that allow the Company to sell its interests in select joint venture properties to its partners at fair market value) and potential credit and capital markets transactions.

We identified the Company’s liquidity disclosure as a critical audit matter because of the significant judgments in management’s plans to fund its obligations and development expenditures. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate management’s conclusion that it is probable the Company’s plans will be effectively implemented within one year after the date the financial statements are issued and will provide the necessary cash flows to fund the Company’s obligations and development expenditures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s liquidity disclosure included the following, among others:

•	We tested the effectiveness of the controls over management’s plans and related disclosures.
•	We tested management’s key assumptions, including projected rental income and property operating costs by comparing such assumptions to underlying lease agreements and historical operating costs.
•	We evaluated management’s estimates relating to redevelopment costs by comparing to underlying development plans and costs spent to date.
•

We evaluated the timing and likelihood of potential sales of wholly owned properties and exercise of put rights within select joint ventures by comparing expected proceeds to comparable market information and historical transactions effectuated by the Company, as well as evaluating the terms and conditions present in joint venture agreements, as applicable.

•	We engaged in discussions with management, including the Chief Executive Officer and Chief Financial Officer regarding management’s intent and ability to generate the planned sources of capital.
•	We evaluated management’s plans in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusion reached by management.

Real Estate Investments – Holding period — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company’s investments in real estate assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of a real estate asset may not be recoverable.  The Company uses significant judgment in assessing events or circumstances which might indicate impairment, including but not limited to, changes in management’s intent to hold the asset over a specified period of time.  Changes in the Company’s intent to hold a property have a significant impact on the undiscounted cash flows expected to result from the use and eventual disposition of the asset and whether a potential impairment loss shall be measured.

The Company’s use of judgement in the determination the hold period for real estate assets as part of their recoverability assessment is subjective and requires judgment. Because of this, auditing these judgements required a high degree of auditor judgment and extensive auditor effort, especially given the inherent unpredictability involved in the timing of sales of real estate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the hold period utilized by management in their assessment of real estate assets for recoverability include the following, among others:

•

We tested the effectiveness of the controls over management’s identification of possible circumstances that could indicate the carrying amounts of real estate assets may not be recoverable, including controls over management’s review of significant estimates, specifically, the determination or changes in the Company’s intent to hold a property.

•	We evaluated the reasonableness of management’s assertions regarding its intended period over which to hold its real estate assets by performing the following:
o

Engaged in discussions with management, including the Chief Executive Officer and Chief Financial Officer to evaluate the Company’s plans to develop an asset or dispose of an asset before the end of its estimated useful life.

o	Inspected Board of Directors meeting minutes to identify whether assets have been identified for potential sale.
o	Compared management’s assertions regarding its intent to hold an asset with internal strategic and operating plans.

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2020

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of

Seritage Growth Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated March 2, 2020, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 2, 2020

SERITAGE GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018
ASSETS
Investment in real estate
Land	$667,004	$696,792
Buildings and improvements	1,112,653	900,173
Accumulated depreciation	(147,696)	(137,947)
	1,631,961	1,459,018
Construction in progress	338,672	292,049
Net investment in real estate	1,970,633	1,751,067
Real estate held for sale	5,275	3,094
Investment in unconsolidated joint ventures	445,077	398,577
Cash and cash equivalents	139,260	532,857
Tenant and other receivables, net	54,470	36,926
Lease intangible assets, net	68,153	123,656
Prepaid expenses, deferred expenses and other assets, net	67,744	29,899
Total assets	$2,750,612	$2,876,076

LIABILITIES AND EQUITY
Liabilities
Term loan facility, net	$1,598,487	$1,598,053
Accounts payable, accrued expenses and other liabilities	108,755	127,565
Total liabilities	1,707,242	1,725,618

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 36,897,364 and 35,667,521 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	369	357
Class B common shares $0.01 par value; 5,000,000 shares authorized; 1,242,536 and 1,322,365 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	12	13
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018; liquidation preference of $70,000	28	28
Additional paid-in capital	1,149,721	1,124,504
Accumulated deficit	(418,711)	(344,132)
Total shareholders' equity	731,419	780,770
Non-controlling interests	311,951	369,688
Total equity	1,043,370	1,150,458
Total liabilities and equity	$2,750,612	$2,876,076

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2019	2018	2017
REVENUE
Rental income	$167,035	$213,558	$241,017
Management and other fee income	1,598	1,196	—
Total revenue	168,633	214,754	241,017
EXPENSES
Property operating	42,123	28,705	19,700
Real estate taxes	38,595	42,446	45,653
Depreciation and amortization	104,581	226,675	262,171
General and administrative	39,156	34,788	27,902
Provision for doubtful accounts	—	257	158
Total expenses	224,455	332,871	355,584
Gain on sale of real estate	71,104	96,165	11,447
Gain on sale of interests in unconsolidated joint ventures	—	—	60,302
Equity in loss of unconsolidated joint ventures	(17,994)	(10,448)	(7,788)
Interest and other income	6,824	7,886	877
Interest expense	(94,519)	(90,020)	(70,112)
Change in fair value of interest rate cap	—	(23)	(701)
Loss before income taxes	(90,407)	(114,557)	(120,542)
Provision for income taxes	(196)	(321)	(271)
Net loss	(90,603)	(114,878)	(120,813)
Net loss attributable to non-controlling interests	31,206	41,406	47,059
Net loss attributable to Seritage	$(59,397)	$(73,472)	$(73,754)
Preferred dividends	(4,900)	(4,903)	(245)
Net loss attributable to Seritage common shareholders	$(64,297)	$(78,375)	$(73,999)

Net loss per share attributable to Seritage Class A and Class C common shareholders - Basic	$(1.77)	$(2.20)	$(2.19)
Net loss per share attributable to Seritage Class A and Class C common shareholders - Diluted	$(1.77)	$(2.20)	$(2.19)
Weighted average Class A and Class C common shares outstanding - Basic	36,413	35,560	33,804
Weighted average Class A and Class C common shares outstanding - Diluted	36,413	35,560	33,804

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY

(Amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2017	25,843	$258	1,589	$16	5,755	$58	—	$—	$925,563	$(121,338)	$619,754	$1,424,311

Net loss	—	—	—	—	—	—	—	—	—	(73,754)	(47,059)	(120,813)
Common dividends and distributions declared ($1.00 per share and unit)	—	—	—	—	—	—	—	—	—	(34,668)	(21,449)	(56,117)
Vesting of restricted share units	11	—	—	—	—	—	—	—	(13)	—	—	(13)
Share-based compensation	—	—	—	—	—	—	—	—	7,018	—	—	7,018
Issuance of preferred stock	—	—	—	—	—	—	2,800	28	66,446	—	—	66,474
Share class exchanges, net (2,603,554 common shares)	2,604	27	—	—	(2,604)	(27)	—	—	—	—	—	—
Share class surrenders (260,154 common shares)	—	—	(260)	(3)	—	—	—	—	3	—	—
OP Unit exchanges (3,958,182 units)	3,958	39	—	—	—	—	—	—	117,043	—	(117,082)

Balance at December 31, 2017	32,416	$324	1,329	$13	3,151	$31	2,800	$28	$1,116,060	$(229,760)	$434,164	$1,320,860

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY (Continued)

(Amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2018	32,416	$324	1,329	$13	3,151	$31	2,800	$28	$1,116,060	$(229,760)	$434,164	$1,320,860

Net loss	—	—	—	—	—	—	—	—	—	(73,472)	(41,406)	(114,878)
Common dividends and distributions declared ($1.00 per share and unit)	—	—	—	—	—	—	—	—	—	(35,997)	(20,144)	(56,141)
Preferred dividends declared ($1.75 per share)										(4,093)	—	(4,093)
Vesting of restricted share units	2	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	5,632	—	—	5,632
Preferred stock offering costs									(113)	—	—	(113)
Share class exchanges, net (3,151,131 common shares)	3,151	32	—	—	(3,151)	(31)	—	—	—	—	—	1
Share class surrenders (6,501 common shares)	—	—	(7)	—	—	—	—	—	—	—	—	—
OP Unit exchanges (98,923 units)	99	1	—	—	—	—	—	—	2,925	—	(2,926)	—

Balance at December 31, 2018	35,668	$357	1,322	$13	—	—	2,800	$28	$1,124,504	$(344,132)	$369,688	$1,150,458

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY (Continued)

(Amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2019	35,668	$357	1,322	$13	-	$-	2,800	$28	$1,124,504	$(344,132)	$369,688	$1,150,458

Net loss	—	—	—	—	—	—	—	—	—	(59,397)	(31,206)	(90,603)
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	—	—	(1,286)	-	(1,286)
Common dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	—	—	(8,996)	(5,030)	(14,026)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	15	—	—	—	—	—	—	—	(3,523)	—	—	(3,523)
Share-based compensation	—	—	—	—	—	—	—	—	7,250	—	—	7,250
Share class surrenders (79,829 common shares)	—	—	(79)	(1)	—	—	—	—	1	—	—	—
OP Unit exchanges (1,214,577 units)	1,214	12	—	—	—	—	—	—	21,489	—	(21,501)	—

Balance at December 31, 2019	36,897	$369	1,243	$12	—	—	2,800	$28	$1,149,721	$(418,711)	$311,951	$1,043,370

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(90,603)	$(114,878)	$(120,813)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	17,994	10,448	7,788
Distributions from unconsolidated joint ventures	877	3,956	4,305
Gain on sale of real estate	(71,104)	(96,165)	(11,447)
Gain on sale of interest in unconsolidated joint venture	—	—	(60,302)
Change in fair value of interest rate cap	—	23	701
Share-based compensation	6,845	7,472	7,018
Depreciation and amortization	104,581	226,675	262,171
Amortization of deferred financing costs	434	10,322	8,719
Amortization of above and below market leases, net	(495)	(768)	(720)
Straight-line rent adjustment	(15,590)	2,825	(3,719)
Change in operating assets and liabilities
Tenants and other receivables	2,556	(256)	(4,753)
Prepaid expenses, deferred expenses and other assets	(5,149)	(9,811)	(7,877)
Accounts payable, accrued expenses and other liabilities	(8,006)	15,056	(21,462)
Net cash (used in) provided by operating activities	(57,660)	54,899	59,609
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated joint ventures	(54,193)	(27,005)	(37,993)
Distributions from unconsolidated joint ventures	1,884	10,988	10,039
Net proceeds from disposition of interest in unconsolidated joint ventures	—	—	257,373
Net proceeds from sale of real estate	140,505	210,097	50,875
Development of real estate	(387,686)	(313,555)	(243,105)
Net cash (used in) provided by investing activities	(299,490)	(119,475)	37,189
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Term Loan Facility	—	1,600,000	—
Repayment of mortgage loans payable	—	(1,210,561)	(50,634)
Repayment of Unsecured Term Loan	—	(145,000)	—
Proceeds from Future Funding Facility	—	—	79,998
Proceeds from Unsecured Term Loan	—	—	230,000
Repayment of Unsecured Delayed Draw Term Loan	—	—	(85,000)
Payment of deferred financing costs	—	(2,472)	(4,348)
Proceeds from issuance of preferred stock	—	—	70,000
Preferred stock offering costs	—	(113)	(3,526)
Purchase of shares related to stock grant recipients' tax withholdings	(3,523)	(1,840)	—
Preferred dividends paid	(4,900)	(4,020)	—
Common dividends paid	(17,964)	(35,677)	(34,248)
Non-controlling interests distributions paid	(10,060)	(20,118)	(21,448)
Net cash provided by (used in) financing activities	(36,447)	180,199	180,794
Net increase (decrease) in cash, cash equivalents, and restricted cash	(393,597)	115,623	277,592
Cash, cash equivalents, and restricted cash, beginning of period	532,857	417,234	139,642
Cash, cash equivalents, and restricted cash, end of period	$139,260	$532,857	$417,234

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$117,556	$102,786	$73,870
Capitalized interest	28,497	23,183	13,142
Income taxes paid	285	321	271
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$17,006	$26,180	$21,449
Common dividends and OP unit distributions declared and unpaid	—	14,027	13,968
Preferred dividends declared and unpaid	1,225	1,225	—
Decrease in real estate, net resulting from deconsolidated properties
Real estate, net	(17,237)	(156,568)	(67,616)
Tenants and other receivables, net	(2)	—	(814)
Lease intangible assets, net	(26)	(1,416)	(13,480)
Prepaid expenses, deferred expenses and other assets, net	(84)	(193)	(8)
Accounts payable, accrued expenses and other liabilities	6	—	3,612
Transfer to real estate assets held for sale	(5,275)	(3,094)	—
Transfer of below market asset to right of use asset	(11,005)	—	—
Recording of right of use assets	19,373	—	—
Recording of lease liabilities	(8,368)	—	—
Property delivered in exchange	(2,075)	—	—
Property received in exchange	11,326	—	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$139,260	$532,857	$241,569
Restricted cash	—	—	175,665
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$139,260	$532,857	$417,234

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

Seritage Growth Properties (“Seritage”) (NYSE: SRG), a Maryland real estate investment trust formed on June 3, 2015, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code (the “Code”).  Seritage’s assets are held by and its operations are primarily conducted, directly or indirectly, through Seritage Growth Properties, L.P., a Delaware limited partnership (the “Operating Partnership”).  Under the partnership agreement of the Operating Partnership, Seritage, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership.  Unless otherwise expressly stated or the context otherwise requires, the “Company” and “Seritage” refer to Seritage, the Operating Partnership and its owned and controlled subsidiaries.

Seritage is principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States.  As of December 31, 2019, the Company’s portfolio consisted of interests in 212 properties totaling approximately 33.4 million square feet of GLA, including 184 Wholly Owned Properties totaling approximately 28.7 million square feet of GLA across 44 states and Puerto Rico, and interests in 28 JV Properties totaling approximately 4.7 million square feet of GLA across 14 states.

The Company’s mission is to create and own revitalized shopping, dining, entertainment and mixed-use destinations that provide enriched experiences for consumers and local communities, and create long-term value for our shareholders.

Background

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

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  On February 28, 2019, the Company and certain affiliates of Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., executed a master lease with respect to 51 Wholly Owned Properties (the “Holdco Master Lease”), which became effective on March 12, 2019, when the Bankruptcy Court issued an order approving the rejection of the original master lease between the Company and affiliates of Sears Holdings (the “Original Master Lease”).

As of December 31, 2019, the Company leased space at 48 Wholly Owned Properties to Holdco under the Holdco Master Lease and also leased space to Holdco at three JV Properties. As of December 31, 2019, three Wholly Owned Properties were subject to 100% recapture notices pursuant to the terms of the Holdco Master Lease, and 28 Wholly Owned Properties and one JV Property were subject to termination notices pursuant to the terms of the Holdco Master Lease and the lease with Holdco at the JV Property, respectively. In November 2019, Holdco exercised its rights under the Holdco Master Lease to terminate the Holdco Master Lease, effective March 2020, with respect to 29 stores. Giving effect to this recapture and termination activity, the Company leased space at 17 Wholly Owned Properties to Holdco under the Holdco Master Lease and also leased space to Holdco at two JV Properties.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc, which owns Holdco.  Mr. Lampert is also the Chairman of Seritage and controls each of the tenant entities that is a party to the Holdco Master Lease.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “obligations”), and the reinvestment in and redevelopment of its properties (“development expenditures”).  As a result of a decrease in occupancy levels due to the Company’s recapture of space for redevelopment purposes and the execution of certain termination rights by Sears Holdings under the Original Master Lease, property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the year ended December 31, 2019 and the Company had operating cash outflows of $57.7 million.  Additionally, the Company’s development expenditures during the year ended December 31, 2019 drove investing cash outflows of $299.5 million.

Obligations are projected to continue to exceed property rental income until such time as additional tenants commence paying rent, and the Company plans to incur additional development expenditures as it continues to invest in the redevelopment of its portfolio. While the Company does not currently have the liquid funds available to satisfy the obligations and development expenditures, the Company expects to fund the obligations and development expenditures with a combination of capital sources including, but not limited to, sales of Wholly Owned Properties, sales of interests in JV Properties (which may include the exercise of certain rights that allow the Company to sell its interests in select JV Properties to its partners at fair market value) and potential credit and capital markets transactions, subject to any approvals that may be required under the Term Loan Agreement, as described in Note 6, Debt.  Management has determined that it is probable its plans will be effectively implemented within one year after the date the financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s obligations and development expenditures.

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

If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting.  Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting.  The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary. As of December 31, 2019 and December 31, 2018, the Company has several unconsolidated VIEs in the form of joint ventures (see Note 4). The Company does not consolidate these entities because the Company is not the primary beneficiary and the nature of its involvement in the activities of these entities does not give the Company power over decisions that significantly affect these entities’ economic performance.

As of December 31, 2019, the Company holds a 66.1% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the consolidated balance sheet.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

Reclassification

Upon adoption on January 1, 2019 of the new lease standard in accordance with ASC 842, tenant reimbursements for 2018 and 2017 have been reclassified to rental income in the consolidated statements of operations to conform to the 2019 financial statement presentation.

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

Depreciation of real estate assets, excluding land, is recognized on a straight-line basis over their estimated useful lives as follows:

Buildings:	25 – 40 years
Site improvements:	5 – 15 years
Tenant improvements:	shorter of the estimated useful life or non-cancelable term of lease

The Company amortizes identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired, generally the remaining non-cancelable term of a related lease.

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  If an indicator is identified, a real estate asset is considered impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  No impairment losses were recognized for the years ended December 31, 2019, 2018 or 2017.

Real Estate Dispositions

The following table summarizes our gain on sale of real estate, net during the years ended December 31, 2019, 2018, and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Contributions to unconsolidated joint ventures
Gross proceeds	$21.7	$232.7	$57.5
Gain (loss) on sale of real estate, net	3.9	63.9	11.4
Dispositions to third parties
Gross proceeds	$144.3	$114.3	$—
Gain (loss) on sale of real estate, net	63.7	29.5	—
Total gains on contributions and dispositions, net	$67.6	$93.4	$11.4

For the year ended December 31, 2019, gain on sales on the consolidated statements of operations also includes a gain of $6.9 million related to an exchange of land parcels of approximately equal size with an adjacent land owner and a loss of $2.3 million related to the West Hartford JV revaluation as discussed in Note 4.

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

As of December 31, 2019, two properties were classified as held for sale with assets of $5.3 million and no liabilities, and as of December 31, 2018, one property was classified as held for sale with assets of $3.1 million and no liabilities.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions, that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired only if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the years ended December 31, 2019, 2018 or 2017.

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

As of December 31, 2019 and December 31, 2018, the Company did not have any restricted cash.  Restricted cash accounts were closed in conjunction with the full repayment of the Mortgage Loans and the Future Funding Facility on July 31, 2018.

Tenant and Other Receivables

Accounts receivable includes unpaid amounts billed to tenants, accrued revenues for future billings to tenants for property expenses, and amounts arising from the straight-lining of rent.  The Company periodically reviews its receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located.  For accrued rental income related to the straight-line method of reporting rental income, the Company performs a periodic review of receivable balances to assess the risk of uncollectible amounts and establish appropriate provisions.  Any receivables that are deemed to be uncollectible are recognized as a reduction to rental income in the Company’s consolidated statements of operations.  Prior period provision for doubtful accounts is presented on the Company's consolidated statements of operations in accordance with the Company's previous presentation and has not been reclassified to rental income.

Tenant and other receivables also include management fees receivable for services performed for the benefit of certain unconsolidated joint ventures. In the event that the collectability of a management fee receivable is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made.

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

In leasing tenant space, the Company may provide funding to the lessee through a tenant allowance.  In accounting for a tenant allowance, the Company will determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership of such improvements.  If the Company is considered the owner of the improvements for accounting purposes, the Company will capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the improvements or the related lease term.  If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered a lease incentive and is recognized over the lease term as a reduction of rental revenue on a straight-line basis.

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

Management and Other Fee Income

Management and other fee income represents property management, construction, leasing and development fees for services performed for the benefit of certain unconsolidated joint ventures. Property management fee income is reported at 100% of the revenue earned from such joint ventures in management and other fee income on the consolidated statements of operations. The Company’s share of management expenses incurred by the unconsolidated joint ventures is reported in equity in income (loss) of unconsolidated joint ventures on the consolidated statements of operations and in other expenses in the combined financial data in Note 4.  Leasing and development fees are initially reported at the portion of fees attributable to outside ownership of the related unconsolidated joint ventures.  The Company’s share in management fee income is recognized over the useful life of the associated development project, in the case of development fees, or lease term, in the case of leasing fees, as the associated asset is depreciated over the same term and included in equity in income (loss) of unconsolidated joint ventures on the consolidated statements of operations and in other expenses in the combined financial data in Note 4.

Management determined that property and asset management and construction and development management services each represent a series of stand-ready performance obligations satisfied over time with each day of service being a distinct performance obligation. For property and asset management services, the Company is typically compensated for its services through a monthly management fee earned based on a specified percentage of monthly rental income or rental receipts generated from the property under management. For construction and development services, the Company is typically compensated for planning, administering and monitoring the design and construction of projects at our unconsolidated joint venture properties based on a percentage of project costs or a fixed fee.  Revenues from such management contracts are recognized over the life of the applicable contract.

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

Accounting for Recapture and Termination Activity Pursuant to the Original Master Lease and Holdco Master Lease (see Note 5)

Seritage Recapture Rights. The Company generally treats the delivery of a recapture notice as a modification of the lease as of the date of notice.  Such a notice and lease modification result in the following accounting adjustments for the recaptured property:

−

The portion of accrued rental revenues related to the straight-line method of reporting rental revenue that are subject to the lease modification are amortized over the remaining shortened life of the lease from the date of notice to the date of vacancy.  The portion of accrued rental revenues related to the straight-line method of reporting rental revenue that is attributable to the retained space, if any, is amortized over the remaining life of the lease.

−

The portion of intangible lease assets and liabilities that is deemed to be impacted by the lease modification is amortized over the shorter of the shortened lease term from the date of notice to the date of vacancy or the remaining useful life of the asset or liability.  The portion of intangible lease assets and liabilities that is attributable to the retained space, if any, is amortized over the remaining useful life of the asset or liability.

A recapture will generally occur in conjunction with obtaining a new tenant or a real estate development project.  As such, termination fees, if any, associated with the recapture notice are generally capitalized as either an initial direct cost of obtaining a new lease or a necessary cost of the real estate project and depreciated over the life of the new lease obtained or the real estate asset being constructed or improved.

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

During the year ended December 31, 2018, the Company terminated the interest rate cap concurrent with the repayment of the Mortgage Loans and the Future Funding Facility and as such there were no instruments as of December 31, 2019 and December 31, 2018.

For the year ended December 31, 2019, the Company did not record any gain or loss on derivatives.  For the year ended December 31, 2018 and December 31, 2017, the Company recorded a change in the fair value of the interest rate cap of ($23) thousand, and ($0.7) million, respectively.

Share-Based Compensation

The Company generally recognizes equity awards to employees as compensation expense and includes such expense within general and administrative expenses in the consolidated statements of operations.  Compensation expense for equity awards is based on the grant date fair value of the awards. Compensation expense is recognized ratably over the vesting period for awards with time-based vesting and awards with market-based vesting conditions (e.g. total shareholder return). For awards with performance-based vesting determined by Company operating criteria, the Company recognizes compensation expense at the date the achievement of performance criteria is deemed probable for the amount which would have been recognized ratably from the date of the grant through the date the achievement of performance criteria is deemed probable, and then ratably from the date the achievement of performance criteria is deemed probable through the remainder of the vesting period.  The Company utilizes a third-party valuation firm to measure the grant date fair value of restricted stock unit awards with market-based criteria using the Monte Carlo model. Forfeitures are recorded on an actual basis.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of December 31, 2019, 49 of the Company's real estate properties were leased to Holdco and a material amount of the Company’s rental revenues for the year ended December 31, 2019 was derived from the Holdco Master Lease.  However, in November 2019, Holdco exercised its termination rights under the Holdco Master Lease with respect to 29 stores effective as of the first quarter of 2020.  Until the Company further diversifies the tenancy of its portfolio, an event that has a material adverse effect on the business, financial condition or results of operations of Holdco or another major tenant could have a material adverse effect on the Company’s business, financial condition or results of operations.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of December 31, 2019, the Company's portfolio of 184 Wholly Owned Properties and 28 JV Properties was diversified by location across 44 states and Puerto Rico.

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

Recently Issued Accounting Pronouncements

The following presents Accounting Standards Updates (“ASU”) issued by Financial Accounting Standards Board (“FASB”) which have been adopted by the Company:

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters
ASU 2017-05, Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets

This standard provides guidance for recognizing gains and losses from the transfer of nonfinancial assets. The standard requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial assets to noncustomers. Additionally, when a company transfers its controlling interest in a nonfinancial asset, but retains a non-controlling ownership interest, the company is required to measure any non-controlling interest it receives or retains at fair value. An entity may elect to apply the amendments in ASU 2017-05 either retrospectively to each period presented in the financial statements (i.e. the retrospective approach) or retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption (i.e. the modified retrospective approach).

		January 1, 2018	The Company adopted this update with no impact to beginning retained earnings/accumulated deficit because there were no open contracts at the time of adoption.

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters
ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments

This standard provides classification guidance for eight specific topics including debt extinguishment costs, contingent consideration payments made after a business combination, and distributions received from equity method investees. ASU 2016-15 is effective, on a retrospective basis, for interim and annual periods beginning after December 15, 2017; early adoption is permitted.

January 1, 2018

The Company adopted this standard and applied the cumulative earnings approach to classify distributions received from our equity method investees.  The adoption (i) changes our statements of cash flows so that distributions from unconsolidated joint ventures in excess of cumulative equity in earnings are now classified as inflows from investing activities for each period presented and (ii) resulted in a decrease to net cash provided by operating activities and an increase to net cash provided by investing activities of $10.0 million for the year ended December 31, 2017.

ASU 2014-09, Revenue from Contracts with Customers and the related FASB ASU Nos. 2016-12 and 2016-20

This standard provides practical expedients, technical corrections, and improvements for certain aspects of ASU 2014-09.  ASU 2014-09 was developed to enable financial statement users to better understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The update’s core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Companies are to use a five-step contract review model to ensure revenue is recognized, measured and disclosed in accordance with this principle. Those steps include the following: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to each performance obligation in the contract, and (v) recognize revenue when or as the entity satisfies a performance obligation.  The Company estimates the total transaction price, which generally includes a fixed contract price and may also include variable components. Variable components of the contract price are included in the transaction price to the extent that it is probable that a significant reversal of revenue will not occur. The Company recognizes the estimated transaction price as revenue as it satisfies its performance obligations.

January 1, 2018

The Company adopted this standard using the modified retrospective method. Management concluded that the majority of total revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard. As of January 1, 2018, the Company began accounting for the sale of real estate properties under Subtopic 610-20 which provides for revenue recognition based on transfer of ownership.

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters
ASU 2016-02, Leases (“Topic 842”) ASU 2018-10, Codification Improvements ASU 2018-11, Leases, Targeted Improvements ASU 2018-20, Leases

This standard, as amended by subsequent ASUs on the topic, sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. Additional guidance and targeted improvements to the February 2016 ASU were made through the issuance of supplementary ASUs in July 2018, December 2018 and March 2019. The accounting applied by the lessor is largely unchanged from that applied under the existing lease standard. However, ASU 2016-02 requires lessees to apply a two-method approach, classifying leases as either finance or operating leases based on the principle of whether the lease is effectively a financed purchase. Lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months. Leases with a term of 12 months or less should be accounted for consistent with earlier guidance under ASC 840 for operating leases. Lessees should recognize an expense based on the effective interest method for finance leases or on a straight-line basis for operating leases.

January 1, 2019

The Company adopted this standard by electing the package of practical expedients without hindsight which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the adoption date.

The Company has a ground lease and several corporate office leases, which are classified as operating leases, for which the Company is required to record a right-of-use asset and a lease liability equal to the present value of the remaining minimum lease payments and will continue to recognize expense on a straight-line basis for these leases. On January 1, 2019, the Company recorded an aggregate of approximately $8.4 million of right-of-use assets and corresponding $8.4 million of lease liabilities upon adoption of this standard.  Right-of-use assets and corresponding lease liabilities are included in the prepaid expenses, deferred expenses and other assets and accounts payable, accrued expenses and other liabilities line item respectively on the consolidated balance sheets.

Additionally, the Company is no longer able to capitalize certain internal and external leasing costs. Because of this change, $1.3 million of such costs incurred in previous periods for leases which had not commenced at the beginning of current period were adjusted against opening equity upon adoption.

The Company also combined $11,005 of below-market lease assets pertaining to the ground lease where we are a lessee with the right of use asset recorded for the ground lease as required upon adoption of ASU 2016-02. The below-market lease asset was previously recorded within the lease intangibles on the consolidated balance sheets.

ASU 2018-01, Leases, Land Easement Practical Expedient for Transition to Topic 842

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

January 1, 2019

The Company has elected the optional transition relief and has determined that it is not required to bifurcate and separately report non-lease components, such as common area maintenance revenue, for operating leases on the consolidated statements of operations for leases where the Company is the lessor. As a result, leases where the Company is the lessor have been accounted for in a similar method to earlier guidance under ASC 840. The Company’s adoption of ASC 842 did not have a material impact on our consolidated financial statements.

The following table represents ASUs to the FASB’s ASC that, as of the year ended December 31, 2019, are not yet effective for the Company and for which the Company has not elected early adoption, where permitted:

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters
ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) ASU 2018-19, Codification improvements to Topic 326, Financial Instruments – Credit Losses

ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, requiring the use of an "expected credit loss" model and adding more disclosure requirements.

ASU 2018-19 clarifies that impairment of receivables arising from operating leases should accounted for in accordance with Topic 842, Leases.

		January 1, 2020	This standard is not expected to have a significant impact to our consolidated financial statements.

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $68.2 million and $10.6 million, respectively, as of December 31, 2019, and $123.7 million and $12.3 million, respectively, as of December 31, 2018.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

December 31, 2019
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$245,745	$(180,639)	$65,106
Above-market leases, net	6,625	(3,578)	3,047
Total	$252,370	$(184,217)	$68,153

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$15,912	$(5,264)	$10,648
Total	$15,912	$(5,264)	$10,648

December 31, 2018
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$266,897	$(158,235)	$108,662
Below-market ground leases, net	11,766	(710)	11,056
Above-market leases, net	8,338	(4,400)	3,938
Total	$287,001	$(163,345)	$123,656

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$19,720	$(7,439)	$12,281
Total	$19,720	$(7,439)	$12,281

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.5 million, $0.9 million and $1.2 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

2020	$287
2021	148
2022	118
2023	175
2024	190

Amortization of acquired below-market ground leases resulted in additional rent expense of  $0.2 million for each of the years ended December 31, 2019, 2018 and 2017. Future amortization of the below-market ground lease is estimated to increase property expenses as set forth below (in thousands):

2020	$203
2021	203
2022	203
2023	203
2024	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $40.5 million, $173.1 million and $139.5 million for the years ended December 31, 2019, 2018 and 2017, respectively. Future estimated amortization of acquired in-place leases is set forth below (in thousands):

2020	$14,396
2021	13,226
2022	12,918
2023	12,118
2024	11,574

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

As of December 31, 2019, the Company had investments in nine unconsolidated joint ventures as follows:

		Seritage %	# of	Total
Unconsolidated Joint Venture	Joint Venture Partner	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail	50.0%	4	598,200
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail	50.0%	5	1,168,000
MS Portfolio LLC ("Macerich JV")	The Macerich Company	50.0%	9	1,572,000
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	5	872,200
Mark 302 JV LLC ("Mark 302 JV")	An investment fund managed by Invesco Real Estate	50.1%	1	96,400
SI UTC LLC ("UTC JV")	A separate account advised by Invesco Real Estate	50.0%	1	226,200
SF WH Joint Venture LLC ("West Hartford JV")	An affiliate of First Washington Realty	50.0%	1	163,600
GGCAL SRG HV LLC ("Cockeysville JV")	An affiliate of Greenberg Gibbons	50.0%	1	159,000
Tech Ridge JV Holding LLC ("Tech Ridge JV")	An affiliate of RD Management	50.0%	1	—
			28	4,855,600

The Company has contributed certain properties to joint ventures in exchange for equity interests in those joint ventures. The contribution of property to a joint venture is accounted for as a sale of real estate and the Company recognizes the gain (loss) on the sale (the “Gain (Loss)”) based upon the transaction price attributed to the property at the closing of the joint venture transaction (the “Contribution Value”).  The Gain (Loss) is included in gain on sale of real estate within the consolidated statements of operations.

In certain circumstances, the Contribution Value is subject to revaluation as defined in the respective joint venture agreements, which may result in an adjustment to the Gain (Loss) recognized. If the Contribution Value is subject to revaluation, the Company initially recognizes the Gain (Loss) at the value that is the expected amount within the range of possible outcomes and will re-evaluate the expected amount on a periodic basis through the final determination date.

Upon revaluation, the primary inputs in determining the Contribution Value will be updated for actual results and may result in a cash settlement or capital account adjustment between the joint venture partners, as well as an adjustment to the Initial Gain (Loss).

Each reporting period, the Company re-analyzes the primary inputs that determine the Contribution Value and the Gain (Loss) for those joint ventures subject to a revaluation.  The following table presents summarizes the properties contributed to the Company’s unconsolidated joint ventures:

		December 31, 2019
Unconsolidated Joint Venture	Contribution Date	Contribution Value	Gain (Loss)
2018
Mark 302 JV (1)	March 20, 2018	$90.0	$38.8
UTC JV	May 18, 2018	68.0	28.3
West Hartford JV (2)	May 18, 2018	20.3	(1.1)
2019
Cockeysville JV (3)	March 29, 2019	$12.5	$3.8
Tech Ridge JV (4)	September 27, 2019	3.0	0.1

(1)

The Mark 302 JV is subject to a revaluation upon the earlier of the first anniversary of project stabilization or December 31, 2020. The primary inputs in determining the Contribution Value for the Mark 302 JV are property operating income and total project costs and the Contribution Value will be recalculated to yield a pre-determined rate of return to the investment fund managed by Invesco Real Estate. The Contribution Value cannot be more than $105.0 million or less than $60.0 million, and the Gain (Loss) will not be more than $53.8 million or less than $8.8 million.

(2)

The West Hartford JV is subject to (i) a revaluation upon the earlier of the first anniversary of project stabilization or December 31, 2019, and (ii) an adjustment based on the timing, method and magnitude of the reassessment of the property for real estate tax purposes between 2018 and 2022. The primary inputs in determining the Contribution Value for the West Hartford JV are

property operating income, real estate taxes and total project costs. The Contribution Value cannot be more than $29.6  million or less than $20.4  million, and the Gain (Loss) cannot be more than $5.8 million or more than a $3.4 million loss. As of December 31, 2019, the Company revaluated the Contribution Value and recorded an additional loss of $2.3 million.

(3)

The Cockeysville JV is subject to revaluation if an affiliate of Greenberg Gibbons contributes another adjacent parcel of land (the “Additional Land Parcel”) to the Cockeysville JV if certain milestones are met with respect to entitling the Additional Land Parcel for residential use. If the Additional Land Parcel is contributed to the Cockeysville JV, the Company will record an increased investment in the Cockeysville JV in an amount equal to 50% of the fair value of the Additional Land Parcel at the time of contribution. The Contribution Value of the Cockeysville JV is based upon the Company’s assessment of the probability of the Additional Land Parcel being entitled for residential use.  The maximum Gain (Loss) is the fair value of the Additional Land Parcel at the time the Contribution Value is revalued, which cannot be less than $3.8 million.

(4)	The Tech Ridge JV is subject to a revaluation primarily based upon, the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

Other Joint Venture Transactions

The Company has contributed certain property to the following joint ventures in 2017:

GGP JVs

On July 12, 2017, the Company completed two transactions with Brookfield Retail Properties for gross consideration of $247.6 million whereby the Company (i) sold to Brookfield Retail Properties the Company’s 50% JV Interests in eight of the 12 assets in the GGP I JV for $190.1 million and recorded a gain of $43.7 million which is included in gain on sale of interest in unconsolidated joint venture within the consolidated statements of operations; and (ii) contributed five Wholly Owned Properties to the GGP II JV and sold a 50% interest in the new JV Properties to Brookfield Retail Properties for $57.5 million and recorded a gain of $11.5 million which is included in gain on sale of real estate within the consolidated statements of operations.

Simon JV

On November 3, 2017, the Company sold to its partner, Simon Property Group, Inc., its 50% joint venture interests in five of the ten assets in the Simon JV for $68.0 million and recorded a gain of $16.6 million which is included in gain on sale of interest in unconsolidated joint venture within the consolidated statements of operations.

Joint Venture Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the West Hartford JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its joint ventures. The Company also acts as the development manager for one of the properties in the GGP II JV which entitles the Company to receive certain development fees. The Company earned $1.6 million and $1.2 million from these services for the years ended December 31, 2019 and December 31, 2018, respectively.

The following tables present combined financial data for the Company’s unconsolidated joint ventures (in thousands):

	December 31, 2019	December 31, 2018
ASSETS
Investment in real estate
Land	$336,739	$321,853
Buildings and improvements	517,068	508,302
Accumulated depreciation	(86,496)	(72,239)
	767,311	757,916
Construction in progress	177,028	78,227
Net investment in real estate	944,339	836,143
Cash and cash equivalents	27,977	14,741
Tenant and other receivables, net	3,113	5,220
Other assets, net	26,051	38,285
Total assets	$1,001,480	$894,389
LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Mortgage loans payable, net	$14,218	$10,406
Accounts payable, accrued expenses and other liabilities	89,110	71,791
Total liabilities	103,328	82,197
Members Interest
Additional paid in capital	934,120	833,168
Retained earnings	(35,968)	(20,976)
Total members interest	898,152	812,192
Total liabilities and members interest	$1,001,480	$894,389

	Year Ended December 31,
	2019	2018	2017
EQUITY IN INCOME OF UNCONSOLIDATED JOINT VENTURES
Total revenue	$31,470	$48,455	$58,264
Property operating expenses	(11,385)	(9,357)	(11,358)
Depreciation and amortization	(60,745)	(31,676)	(47,948)
Operating income (loss)	(40,660)	7,422	(1,042)
Other expenses	(2,049)	(28,317)	(14,533)
Gain on sale of real estate, net	6,721	—	—
Net (loss) income	$(35,988)	$(20,895)	$(15,575)
Equity in (loss) income of unconsolidated joint ventures	$(17,994)	$(10,448)	$(7,788)

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets or other items.  There were no joint venture impairment charges for the years ended December 31, 2019, 2018 and 2017.

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

Rental Revenue

The Holdco Master Lease provides for an initial base rent at the same rates which were in place at the time the Original Master Lease was rejected. In each of the initial term and the first two renewal terms, consistent with the Original Master Lease, base rent under the Holdco Master Lease will be increased in August of each year by 2.0% per annum for each lease year over the rent for the immediately preceding lease year. For subsequent renewal terms, consistent with the Original Master Lease, rent will be set at the commencement of the renewal term for the Holdco Master Lease at a fair market rent based on a customary third-party appraisal process, taking into account all the terms of the Holdco Master Lease and other relevant factors, but in no event will the renewal rent be less than the rent payable in the immediately preceding lease year.  The base rent under the Holdco Master Lease will be subject to an adjustment in the form of a rent credit of up to approximately $12 million in each of the first and second years of the Holdco Master Lease.  The rent credit is allocated to specific properties based on the trailing twelve- month EBITDA of the particular property as of December 2018.  If any such properties are recaptured by the Company or terminated by Holdco, the base rent credit attributable to such property will no longer be applicable.  The rent credit is applicable to base rent only and Holdco is responsible for repair and maintenance charges, real property taxes, insurance and other costs and expenses associated with its occupancy of the subject properties.

Revenues from the Holdco Master Lease and the Original Master Lease for the years ended December 31, 2019, 2018 and 2017 are as follows (in thousands and excluding straight-line rental income of $0.3 million, ($4.9) million and $0.8 million, respectively.

	Year Ended December 31,
	2019	2018	2017
Fixed rental income	$27,628	$86,224	$112,881
Variable rental income	23,525	65,450	70,987
Total rental income	$51,153	$151,674	$183,868

Seritage Recapture Rights

The Holdco Master Lease provides the Company with the right to recapture up to approximately 50% of the space occupied by the tenant at all properties (other than five specified properties) and the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of parking areas and common areas.  Upon exercise of any of these partial recapture rights the Company will generally incur, as applicable, certain costs and expenses for the separation of the recaptured space from the remaining tenant space.

Additionally, in contrast to the Original Master Lease, which permitted the Company to recapture 100% of certain properties upon payment of a specified recapture fee, the Holdco Master Lease provides the Company with the right, beginning in March 2020, to recapture 100% of the space occupied by the tenant at any of the properties included in the Holdco Master Lease (other than five specified properties) without paying a recapture fee.  This right to recapture 100% of any property is limited to 10 properties in each year of the Holdco Master Lease term, with carry-over rights if less than 10 properties are recaptured in any given lease year.  In the event of a 100% recapture of a property (or termination of a property by Holdco that is subject to a termination fee) and any subsequent redevelopment of such property for retail purposes, Holdco has certain rights of first offer to lease space at specified predefined rates depending on the condition the space is delivered.  If the Company does not provide Holdco with a right of first offer on at least one-third of any such properties that are recaptured 100% by the Company (or terminated by Holdco with payment of a termination fee) in a given lease year, then the Company’s 100% recaptures rights are subject to payment of a recapture fee until such time as the Company has complied with the foregoing ratio.

Upon the exercise of any of its recapture rights, the Company can reconfigure and rent the recaptured space to new, diversified tenants on potentially superior terms as determined by the Company and for its own account.

The Company had previously exercised certain recapture rights with respect to 70 properties under the Original Master Lease prior to its rejection on March 12, 2019, and exercised recapture rights with respect to four properties under the Holdco Master Lease during the year ended December 31, 2019, including three properties where the Company had previously exercised certain recapture rights under the Original Master Lease.

The following table provides a summary of the Company’s recapture activity:

(in thousands except property count)
Year	Square Feet	Total Number of Properties	100% Recaptures (1)	Partial Recaptures (2)
2019	629	4	3	1
2018	3,428	20	17	3
2017	3,302	27	16	11
2016	1,501	17	4	13
2015	372	3	3	—
Total	9,232	71	43	28

(1)	Includes properties for which the Company had converted partial recapture rights to 100% recapture rights.
(2)

Partial recaptures include the recapture of (i) up to approximately 50% of the space occupied by the tenant at all properties, (ii) automotive care centers which are free-standing or attached as “appendages” to the properties, and/or (iii) outparcels or outlots and certain portions of parking areas and common areas.

Holdco Termination Rights

Under the terms of the Holdco Master Lease, Holdco has the right, at any time, to terminate the Holdco Master Lease with respect to any property upon the payment of a termination fee equal to one year of base rent plus annual taxes and other operating expenses.  Additionally, beginning in March 2020, the tenant has the right to terminate without payment of a termination fee: (i) up to 16 properties in the second year of the term of the Holdco Master Lease, (ii) up to 12 properties in the third year, (iii) up to 10 properties in the fourth year, and (iv) thereafter, the remaining properties, in each instance with carry over rights if less than the maximum permitted number of properties are terminated in any lease year.

Sears Holdings exercised termination rights with respect to 87 properties under the Original Master Lease prior to its rejection on March 12, 2019 and Holdco exercised termination rights with respect to 29 properties under the Holdco Master Lease during the year ended December 31, 2019.

The following table provides a summary of Sears Holdings’ and Holdco’s termination activity (excluding 31 properties totaling 4.3 million square feet that were rejected on March 12, 2019 as part of Sears Holdings’ bankruptcy filing):

(in thousands except property count)
Notice Date	Termination Date	Square Feet	Total Number of Properties	Number of Properties Redeveloped by the Company	Number of Properties Sold by the Company
November 2019	March 2020	4,332	29	7	1
August 2018	December 2018	1,605	13	6	3
June 2018	November 2018 (1)	1,218	9	6	1
April 2018	August 2018	1,494	9	4	1
June 2017	October 2017 (2)	3,812	20	8	4
January 2017	April 2017	1,872	19	7	8
September 2016	January 2017	1,727	17	8	6
Total		16,060	116	46	24

(1)	Two properties were terminated in October 2018.
(2)	One property was terminated in November 2017 and another one was terminated in January 2018.

As of December 31, 2019, the Company had commenced or completed redevelopment projects at 46 of the terminated properties, and sold an additional 24 of the terminated properties, and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears or Kmart.

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2019 and December 31, 2018 is approximately as follows:

(in thousands)	December 31, 2019
2020	113,265
2021	121,909
2022	124,067
2023	119,745
2024	116,607
Thereafter	1,019,054
Total Lease Payments	$1,614,647

(in thousands)	December 31, 2018
2019	$120,132
2020	122,263
2021	125,963
2022	124,949
2023	120,672
Thereafter	412,789
Total Lease Payments	$1,026,768

The components of lease revenues for the years ended December 31, 2019, December 31, 2018 and December 31, 2017 were as follows:

	Year Ended December 31,
(in thousands)	2019	2018	2017
Fixed rental income	104,956	140,661	154,599
Variable rental income	45,994	74,839	81,528
Total rental income	$150,950	$215,500	$236,127

Lessee Disclosures

The Company has one ground lease and multiple corporate office leases which are classified as operating leases.  The Company initially recorded $8.6 million of right-of-use, or ROU, assets and lease liabilities. The Company’s ROU assets were subsequently increased by $11.0 million as a result of the reclassification of acquired below-market lease assets, net, from lease intangible assets, net, during the years ended 2019. As of December 31, 2019, the outstanding amount of ROU assets were $18.5 million.

The Company recorded rent expense related to leased corporate office space of $1.6 million, $0.7 million, and $0.7 million for the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. Such rent expense is classified within general and administrative expenses on the consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $45 thousand for each of the years ended December 31, 2019, December 31, 2018 and December 31, 2017, respectively. Such rent expense is classified within general and administrative expenses on the consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The following table sets forth information related to the measurement of our lease liabilities as of December 31, 2019:

(dollar amounts in thousands)	As of December 31, 2019
Weighted average remaining lease term (in years)	10.54
Weighted average discount rate	7.20%
Cash paid for operating leases	$2,161

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent.  The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. The Term Loan Facility matures on July 31, 2023.

The Company used a portion of the proceeds from the Initial Funding to (i) repay existing indebtedness and (ii) pay transaction and related costs.  The remaining proceeds from the Initial Funding, as well as borrowings under the Incremental Funding Facility, will be used to fund the Company’s redevelopment pipeline and to pay operating expenses of the Company and its subsidiaries.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the consolidated statements of operations.

As of December 31, 2019, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million and (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million.

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, is required to be guaranteed by all existing and future subsidiaries of the Borrower.  The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Borrower and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement.

The Term Loan Facility includes certain financial metrics to govern springing collateral requirements and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion.  Any failure to satisfy any of these financial metrics limits the Company’s ability to dispose of assets via sale or joint venture and triggers the springing mortgage and collateral requirements but will not result in an event of default.  The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of December 31, 2019, the Company was not in compliance with certain of the financial metrics described above.  As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of December 31, 2019, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets. Additionally, Berkshire Hathaway has the right to request mortgages against the Company’s assets pursuant to the mortgage and collateral requirement. During the year ended December 31, 2019, Berkshire Hathaway requested mortgages on a majority of the Company’s portfolio which were recorded in accordance with the requirement (the “Lender Request”). There are no other changes to the terms and conditions of the Term Loan Facility, or the Company’s ability to operate thereunder, as a result of providing mortgages against any of the Company’s assets pursuant to the mortgage and collateral requirement. The Company accounted for the Lender Request transaction as a modification of debt as of December 31, 2019. Related to the modification, the Company incurred $5.0 million mortgage recording costs which are classified as interest expenses on the consolidated statements of operations.

The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of December 31, 2019, the unamortized balance of the Company’s debt issuance costs was $1.5 million.

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

The Company incurred $22.3 million of debt issuance costs related to the Mortgage Loans and Future Funding Facility which were recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Mortgage Loan Agreements.  During the year ended December 31, 2018, the Company fully amortized the remaining unamortized debt issuance costs as a result of the full repayment of the Mortgage Loans and Future Funding Facility on July 31, 2018.  As of December 31, 2019 and December 31, 2018, the Company had no unamortized debt issuance costs related to the Mortgage Loans and Future Funding Facility.

On July 31, 2018, the aggregate principal amounts outstanding under the Mortgage Loans and the Future Funding Facility were repaid in full and no amounts were outstanding as of December 31, 2019.

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

The Company incurred $1.8 million of debt issuance costs related to the Unsecured Term Loan which was recorded as a direct deduction from the carrying amount of the Unsecured Term Loan and amortized over the term of the loan.  During the year ended December 31, 2018, the Company fully amortized the remaining unamortized debt issuance costs as a result of the full repayment of the Unsecured Term Loan on July 31, 2018.  As of December 31, 2019 and December 31, 2018, the Company had no unamortized debt issuance costs related to the Unsecured Term Loan.

Edward S. Lampert, the Company’s Chairman, is the Chairman and Chief Executive Officer of ESL Investments, Inc., which controls JPP, LLC and JPP II, LLC.  The terms of the Unsecured Term Loan were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Lampert recusing himself).

On July 31, 2018, the principal amounts outstanding under the Unsecured Term Loan were repaid in full and no amounts were outstanding as of December 31, 2019.

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

As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to its shareholders.  If the Company fails to qualify as a REIT or does not distribute 100% of its taxable income in any taxable year, it will be subject to U.S. federal income tax  at regular corporate rates (including for any taxable year ended on or before December 31, 2017, any applicable alternative minimum tax) and any applicable state and local income taxes.

Even if the Company qualifies for taxation as a REIT, the Company is subject to certain U.S. state, local and Puerto Rico taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed REIT taxable income. The Company’s taxable REIT subsidiaries are subject to corporate income tax.

The Company evaluated whether any uncertain tax positions existed as of December 31, 2019 and 2018 and concluded that there are no uncertain tax positions.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments were carried at fair value and were valued using Level 2 inputs.  The Company had no derivative instruments as of December 31, 2019 (an interest rate cap associated with the Mortgage Loans and Future Funding Facility was terminated subsequent to the repayment of the Mortgage Loans and Future Funding Facility on July 31, 2018). The Company utilized an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The Company had elected not to utilize hedge accounting, and therefore, the change in fair value was included in previous periods within change in fair value of interest rate cap on the consolidated statements of operations.  For the year ended December 31, 2019, the Company did not record any gain or loss compared to losses of $23 thousand and $0.7 million for the years ended December 31, 2018 and 2017, respectively.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash equivalents, term loan facility and mortgage loans payable.  The fair value of cash equivalents is classified as Level 1 and the fair value of term loan facility and mortgage loans payable are classified as Level 2. Cash equivalents are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of December 31, 2019 and December 31, 2018, the estimated fair values of the Company’s debt obligations were $1.6 billion and $1.6 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

Note 9 – Commitments and Contingencies

Insurance

The Company maintains general liability insurance and all-risk property and rental value, with sub-limits for certain perils such as floods and earthquakes on each of the Company’s properties.  The Company also maintains coverage for terrorism acts as defined by Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2027.

Insurance premiums are charged directly to each of the properties.  The Company will be responsible for deductibles and losses in excess of insurance coverage, which could be material.  The Company continues to monitor the state of the insurance market and the scope and costs of coverage for acts of terrorism.  However, the Company cannot anticipate what coverage will be available on commercially reasonable terms in the future.

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

Under the Holdco Master Lease, Holdco is required to indemnify the Company from certain environmental liabilities at the Wholly Owned Properties before or during the period in which each Wholly Owned Property was leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center.  In addition, an environmental reserve was funded at the closing of the Transaction in the amount of approximately $12.0 million.  As of December 31, 2019, the balance of the environmental reserve was approximately $9.5 million.

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

On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the Amended Complaint relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination. The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company. As of December 31, 2019, and December 31, 2018, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings.  Mr. Lampert is also the Chairman of Seritage.

As of December 31, 2019, Mr. Lampert beneficially owned a 33.9% interest in the Operating Partnership and approximately 2.4% and 100% of the outstanding Class A common shares and Class B non-economic common shares, respectively.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, are parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease (see Note 5).

Unconsolidated Joint Ventures

Certain unconsolidated joint ventures have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated joint ventures.  Fees for the services performed are reported at 100% of the revenue earned from such joint ventures in management and other fee income on the consolidated statements of operations.  The Company’s share of the expenses incurred by the unconsolidated joint ventures is reported in equity in income (loss) of unconsolidated joint ventures on the consolidated statements of operations and in other expenses in the combined financial data in Note 4.

In addition, as of December 31, 2019, the Company had incurred $9.7 million of development expenditures at properties owned by certain unconsolidated joint ventures for which the Company will be repaid by the respective unconsolidated joint ventures.  These amounts are included in tenant and other receivables, net on the Company’s consolidated balance sheets.  As of December 31, 2018, the Company had incurred $2.1 million of these development expenditures.

Note 11 – Non-Controlling Interests

Partnership Agreement

On July 7, 2015, Seritage and ESL entered into the agreement of limited partnership of the Operating Partnership which was amended and restated on December 14, 2017.  Pursuant to this partnership agreement, as the sole general partner of the Operating Partnership, Seritage exercises exclusive and complete responsibility and discretion in its day-to-day management, authority to make decisions, and control of the Operating Partnership, and may not be removed as general partner by the limited partners.

As of December 31, 2019, the Company held a 66.1% interest in the Operating Partnership and ESL held a 33.9% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

On July 7, 2015, the Company issued 22,332,037 Class A common shares at a price of $29.58 per share, for aggregate proceeds of $660.6 million, pursuant to the Rights Offering.  The Company incurred costs of approximately $8.2 million related to the Rights Offering.  In addition, the Company issued and sold to subsidiaries of each of Brookfield Properties Retail and Simon Property Group, Inc. 1,125,760 Class A common shares at a price of $29.58 per share, or an aggregate purchase price of $33.3 million, in transactions exempt from registration under the Securities Act. The subsidiary of Brookfield Properties Retail liquidated its position during the year ended December 31, 2016 and the subsidiary of Simon Property Group, Inc. liquidated its position during the year ended December 31, 2017.

During the year ended December 31, 2019, 1,214,577 OP Units were exchanged for an equal number of Class A shares.

As of December 31, 2019, 36,897,364 Class A common shares were issued and outstanding.

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

During the year ended December 31, 2019, 79,829 Class B non-economic common shares were surrendered to the Company.

As of December 31, 2019, 1,242,536 Class B non-economic common shares were issued and outstanding.

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

As of December 31, 2019, there were no Class C non-voting common shares issued or outstanding.

Class C non-voting shares have a par value of $0.01 per share.

Series A Preferred Shares

In December 2017, the Company issued 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share.  The Company received net proceeds from the offering of approximately $66.4 million, after deducting payment of the underwriting discount and offering expenses, which it used to fund its redevelopment pipeline and for general corporate purposes.

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

Dividends and Distributions

The Company’s Board of Trustees declared the following common stock dividends during 2019 and 2018, with holders of OP Units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2019
February 25	March 29	April 11	$0.25
2018
October 23	December 31	January 10, 2019	$0.25
July 24	September 28	October 11	0.25
April 24	June 29	July 12	0.25
February 20	March 30	April 12	0.25

As previously disclosed, the Company declared a dividend on the Company’s Class A and Class C common shares for the first quarter of 2019 and has not declared dividends on the Company’s Class A and Class C common shares since that time, based on our Board of Trustees’ assessment of the Company’s investment opportunities and its expectations of taxable income for the remainder of 2020.  The Company intends to, at a minimum, make distributions to our shareholders to comply with the REIT requirements of the Code, which may be satisfied by dividends on the Company’s Series A Preferred shares.

The Company declared total dividends of $0.25, $1.00 and $1.00 per common share for the years ended December 31, 2019, 2018 and 2017, respectively. The dividends have been reflected as follows for U.S. federal income tax purposes:

	Year Ended December 31,
	2019	2018	2017
Ordinary income	$—	$0.01	$0.53
Capital gain distributions	—	0.35	0.47
Return of capital	0.50	0.39	—
Dividends reallocation (1)	(0.25)	0.25	—
Total	$0.25	$1.00	$1.00

(1)	In 2018, the fourth quarter dividend of 2018 declared on October 23, 2018 was allocated to the 2019 tax year.

The Company’s Board of Trustees also declared the following dividends on preferred shares during 2019 and 2018:

Declaration Date	Record Date	Payment Date	Preferred Share
2019
October 23	December 31	January 15, 2020	$0.43750
July 23	September 30	October 15	0.43750
April 30	June 28	July 15	0.43750
February 25	March 29	April 15	0.43750
2018
October 23	December 31	January 14, 2019	$0.43750
July 24	September 28	October 15	0.43750
April 24	June 29	July 16	0.43750
February 20	March 30	April 16	0.43750
February 20 (1)	March 30	April 16	0.15556

(1)	This dividend covers the period from, and including, December 14, 2017 to December 31, 2017.

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

	Year Ended December 31,
(in thousands except per share amounts)	2019	2018	2017
Numerator - Basic and Diluted
Net loss	$(90,603)	$(114,878)	$(120,813)
Net loss attributable to non-controlling interests	31,206	41,406	47,059
Preferred dividends	(4,900)	(4,903)	(245)
Net loss attributable to common shareholders	$(64,297)	$(78,375)	$(73,999)
Earnings allocated to unvested participating securities	—	—	—
Net loss available to common shareholders - Basic and diluted	$(64,297)	$(78,375)	$(73,999)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	36,413	35,103	28,249
Weighted average Class C common shares outstanding	-	457	5,555
Weighted average Class A and Class C common shares outstanding	36,413	35,560	33,804

Net income (loss) per share attributable to Class A and Class C common shareholders	$(1.77)	$(2.20)	$(2.19)

No adjustments were made to the numerator for the years ended December 31, 2019, 2018 or 2017 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the years ended December 31, 2019, 2018 or 2017 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the

Operating Partnership would also require that the share of Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of December 31, 2019, 2018 and 2017, there were 349,318, 403,129 and 245,570 shares, respectively, of non-vested restricted shares outstanding.

Note 14 – Share-Based Compensation

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

The following table summarizes restricted share activity for the grant periods ended December 31, 2019 and 2018:

	Year Ended December 31, 2019		Year Ended December 31, 2018
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested restricted shares at beginning of period	403,129	$41.57	245,570	$41.33
Restricted shares granted	76,948	57.04	261,059	40.80
Restricted shares vested	(127,767)	41.76	(99,956)	39.04
Restricted shares forfeited	(2,992)	45.02	(3,544)	38.83
Unvested restricted shares at end of period	349,318	$44.88	403,129	$41.57

The Company recognized share-based compensation of $6.8 million, $7.5 million and $7.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company's consolidated statements of operations.

As of December 31, 2019, there were $7.4 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 1.6 years. As of December 31, 2018, there were $9.3 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 1.9 years.

Note 15 – Quarterly Financial Information (unaudited)

The following table sets forth the selected quarterly financial data for the Company (in thousands, except per share amounts):

	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Total revenue	$43,860	$40,511	$47,628	$36,634	$53,777	$49,270	$56,593	$55,114
Total expenses	56,404	47,952	50,349	69,750	61,147	74,083	76,802	120,839
Net income (loss)	(10,894)	(25,885)	(16,482)	(37,342)	16,201	(10,602)	(34,744)	(85,733)
Net income (loss) attributable to common shareholders	(8,192)	(18,128)	(12,103)	(25,874)	9,100	(7,996)	(23,441)	(56,038)

Net income (loss) per share attributable to Class A and Class C common shareholders - Basic	(0.23)	(0.50)	(0.33)	(0.70)	0.26	(0.23)	(0.66)	(1.57)
Net income (loss) per share attributable to Class A and Class C common shareholders - Diluted	(0.23)	(0.50)	(0.33)	(0.70)	0.26	(0.23)	(0.66)	(1.57)

Weighted average Class A and Class C common shares outstanding - Basic	35,671	36,291	36,829	36,846	35,414	35,483	35,598	35,589
Weighted average Class A and Class C common shares outstanding - Diluted	35,671	36,291	36,829	36,846	35,501	35,483	35,598	35,589

Certain of the above selected quarterly financial data includes significant depreciation and amortization expense related to the demolition of certain buildings for redevelopment and the accelerated amortization of certain lease intangibles as a result of the recapture of space from, or the termination of space by, Holdco and Sears Holdings. Certain of the above selected quarterly financial data also includes gains on the sale of interests in unconsolidated joint ventures and gains on the sale of real estate.  The following table sets forth these selected quarterly financial data for the Company (in thousands, except per share amounts):

	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Depreciation and amortization expense (1)	$10,800	$2,059	$4,286	$18,548	$11,016	$26,758	$31,444	$78,311
Gains on the sale of interests (2)	21,260	11,613	12,445	25,786	41,831	34,187	17,401	2,745

(1)	Denotes depreciation and amortization expense related to the demolition of certain buildings for redevelopment and the accelerated amortization of certain lease intangibles.
(2)	Denotes gains on the on the sale of interests in unconsolidated joint ventures and gains on the sale of real estate.

SERITAGE GROWTH PROPERTIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2019

(Dollars in thousands)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed

Broadway Center	Merrillville, IN	(2)	$3,413	$3,224	$—	$612	$3,413	$3,836	$7,249	$(1,585)	July, 2015	(3)
Stand-Alone Location	Tulsa, OK	(2)	2,048	5,386	—	2,767	2,048	8,153	10,201	(1,688)	July, 2015	(3)
Sherwood Plaza	Springfield, IL	(2)	2,182	5,051	(213)	14,796	1,969	19,847	21,816	(1,600)	July, 2015	(3)
Kmart Plaza	North Canton, OH	(2)	1,044	1,126	—	1	1,044	1,127	2,171	(549)	July, 2015	(3)
North Pointe Plaza	Elkhart, IN	(2)	1,349	869	—	36	1,349	905	2,254	(386)	July, 2015	(3)
Kedzie Square	Chicago, IL	(2)	2,385	7,924	—	17	2,385	7,941	10,326	(1,585)	July, 2015	(3)
Ramona Station	Ramona, CA	(2)	7,239	1,452	—	(318)	7,239	1,134	8,373	(156)	July, 2015	(3)
Stand-Alone Location	Kearney, NE	(2)	272	483	—	7,838	272	8,321	8,593	(546)	July, 2015	(3)
Braintree Marketplace	Braintree, MA	(2)	6,585	5,614	—	11,308	6,585	16,922	23,507	(2,329)	July, 2015	(3)
Western Plaza	Mayaguez, PR	(2)	564	4,555	—	—	564	4,555	5,119	(1,149)	July, 2015	(3)
Stand-Alone Location	Delano, CA	(2)	1,905	2,208	—	—	1,905	2,208	4,113	(592)	July, 2015	(3)
Stand-Alone Location	Walnutport, PA	(2)	885	3,452	—	—	885	3,452	4,337	(1,268)	July, 2015	(3)
Stand-Alone Location	St. Clair Shores, MI	(2)	2,399	1,797	—	(129)	2,399	1,668	4,067	(232)	July, 2015	(3)
Stand-Alone Location	El Paso, TX	(2)	2,008	1,778	—	2,427	2,008	4,205	6,213	(237)	July, 2015	(3)
Stand-Alone Location	Hialeah, FL	(2)	5,492	2,344	—	13,480	5,492	15,824	21,316	(701)	July, 2015	(3)
Stand-Alone Location	North Miami, FL	(2)	4,748	2,434	—	(278)	4,748	2,156	6,904	(323)	July, 2015	(3)
Flower Valley Shopping Center	Florissant, MO	(2)	2,430	1,607	—	221	2,430	1,828	4,258	(176)	July, 2015	(3)
Stand-Alone Location	St. Petersburg, FL	(2)	1,653	777	—	(279)	1,653	498	2,151	(75)	July, 2015	(3)
Stand-Alone Location	Riverside, CA	(2)	2,670	2,489	—	66	2,670	2,555	5,225	(1,002)	July, 2015	(3)
Kmart Center	Antioch, CA	(2)	1,594	2,525	—	—	1,594	2,525	4,119	(741)	July, 2015	(3)
Hillside Plaza	Manistee, MI	(2)	508	3,045	—	(625)	508	2,420	2,928	(330)	July, 2015	(3)
Thornton Place	Thornton, CO	(2)	1,881	1,300	—	2,899	1,881	4,199	6,080	(378)	July, 2015	(3)
Stand-Alone Location	Jefferson City, MO	(2)	957	2,224	—	285	957	2,509	3,466	(743)	July, 2015	(3)
Stand-Alone Location	New Iberia, LA	(2)	450	1,819	—	6,629	450	8,448	8,898	(1,057)	July, 2015	(3)
Center of Osceola	Kissimmee, FL	(2)	2,107	2,556	—	47	2,107	2,603	4,710	(925)	July, 2015	(3)
Stand-Alone Location	Steger, IL	(2)	589	2,846	—	—	589	2,846	3,435	(479)	July, 2015	(3)
Beachway Plaza	Bradenton, FL	(2)	1,420	1,479	—	(414)	1,420	1,065	2,485	(155)	July, 2015	(3)
Mill Creek Marketplace	McKinleyville, CA	(2)	1,354	1,655	—	—	1,354	1,655	3,009	(646)	July, 2015	(3)
Antelope Square	Layton, UT	(2)	2,234	974	—	4,792	2,234	5,766	8,000	(832)	July, 2015	(3)
Stand-Alone Location	Honolulu, HI	(2)	6,824	2,195	—	21,276	6,824	23,471	30,295	(1,779)	July, 2015	(3)
Pennyrile Marketplace	Hopkinsville, KY	(2)	553	2,815	—	2,202	553	5,017	5,570	(461)	July, 2015	(3)
Stand-Alone Location	Santa Paula, CA	(2)	2,002	1,147	—	—	2,002	1,147	3,149	(676)	July, 2015	(3)
Big Bear Lake Shopping Center	Big Bear Lake, CA	(2)	3,664	2,945	—	66	3,664	3,011	6,675	(792)	July, 2015	(3)
Sidney Plaza	Sidney, NY	(2)	1,942	1,769	—	(641)	1,942	1,128	3,070	(154)	July, 2015	(3)
Stand-Alone Location	Olean, NY	(2)	249	2,124	—	5,133	249	7,257	7,506	(422)	July, 2015	(3)
Kmart & Lowes Shopping Center	Lebanon, PA	(2)	1,333	2,085	—	(952)	1,333	1,133	2,466	(154)	July, 2015	(3)
South River Colony	Edgewater, MD	(2)	5,534	2,116	—	(630)	5,534	1,486	7,020	(202)	July, 2015	(3)
Columbus Centre	Columbus, MS	(2)	2,940	2,547	—	1,187	2,940	3,734	6,674	(1,445)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Stand-Alone Location	Rehoboth Beach, DE	(2)	$714	$4,523	$(134)	$6,837	$580	$11,360	$11,940	$(1,860)	July, 2015	(3)
Stand-Alone Location	Kenton, OH	(2)	340	417	—	(233)	340	184	524	(25)	July, 2015	(3)
Ponce Towne Center	Ponce, PR	(2)	473	3,965	—	—	473	3,965	4,438	(953)	July, 2015	(3)
Boulevard Market Fair	Anderson, SC	(2)	1,297	638	—	9,325	1,297	9,963	11,260	(1,547)	July, 2015	(3)
Stand-Alone Location	Deming, NM	(2)	1,085	1,194	—	—	1,085	1,194	2,279	(586)	July, 2015	(3)
Stand-Alone Location	Charles City, IA	(2)	793	1,914	—	—	793	1,914	2,707	(763)	July, 2015	(3)
Plaza Guaynabo	Guaynabo, PR	(2)	1,603	26,695	—	5,042	1,603	31,737	33,340	(4,518)	July, 2015	(3)
Rexville (Bayamon) Towne Center	Bayamon, PR	(2)	656	7,173	—	1	656	7,174	7,830	(1,318)	July, 2015	(3)
Stand-Alone Location	Algona, IA	(2)	644	2,796	—	—	644	2,796	3,440	(692)	July, 2015	(3)
Webster City Plaza	Webster City, IA	(2)	392	896	—	—	392	896	1,288	(301)	July, 2015	(3)
Midtown Shopping Center	Madawaska, ME	(2)	140	942	—	—	140	942	1,082	(191)	July, 2015	(3)
Stand-Alone Location	Cullman, AL	(2)	947	846	—	4,059	947	4,905	5,852	(410)	July, 2015	(3)
Stand-Alone Location	Sault Ste. Marie, MI	(2)	946	917	—	(478)	946	439	1,385	(64)	July, 2015	(3)
Countryside Shopping Center	Mount Pleasant, PA	(2)	970	1,520	—	2,696	970	4,216	5,186	(281)	July, 2015	(3)
Eastern Commons Shopping Center	Henderson, NV	(2)	3,124	1,362	—	2,023	3,124	3,385	6,509	(216)	July, 2015	(3)
The Mall at Rockingham Park	Salem, NH	(2)	3,321	12,198	—	9,766	3,321	21,964	25,285	(2,809)	July, 2015	(3)
Paddock Mall	Ocala, FL	(2)	2,468	1,150	—	(456)	2,468	694	3,162	(101)	July, 2015	(3)
Stand-Alone Location	St Paul, MN	(2)	1,866	1,028	—	(309)	1,866	719	2,585	(107)	July, 2015	(3)
Square One Mall	Saugus, MA	(2)	1,656	2,835	—	—	1,656	2,835	4,491	(1,250)	July, 2015	(3)
Valley View Center	Valley View, TX	(2)	4,706	3,230	—	(3,230)	4,706	-	4,706	-	July, 2015	(3)
Memorial City SC	Memorial, TX	(2)	7,967	4,625	—	(812)	7,967	3,813	11,780	(591)	July, 2015	(3)
Overlake Plaza	Redmond Pk, WA	(2)	5,133	4,133	10,513	(244)	15,646	3,889	19,535	(1,337)	July, 2015	(3)
Westland Shopping Center	Lakewood, CO	(2)	1,290	4,550	—	—	1,290	4,550	5,840	(1,017)	July, 2015	(3)
Superstition Springs Center	Mesa/East, AZ	(2)	2,661	2,559	—	(642)	2,661	1,917	4,578	(261)	July, 2015	(3)
Southridge Mall	Greendale, WI	(2)	3,208	2,340	—	14,406	3,208	16,746	19,954	(594)	July, 2015	(3)
Rhode Island Mall	Warwick, RI	(2)	9,166	3,388	(696)	8,816	8,470	12,204	20,674	(672)	July, 2015	(3)
Caguas Mall	Caguas, PR	(2)	431	9,362	—	—	431	9,362	9,793	(1,604)	July, 2015	(3)
The Mall at Sears	Anchorage(Sur), AK	(2)	11,517	11,729	—	19,339	11,517	31,068	42,585	(2,247)	July, 2015	(3)
Stand-Alone Location	Chicago, IL	(2)	905	804	—	(241)	905	563	1,468	(87)	July, 2015	(3)
Stand-Alone Location	Okla City/Sequoyah, OK	(2)	1,542	2,210	—	4,631	1,542	6,841	8,383	(539)	July, 2015	(3)
University Mall	Pensacola, FL	(2)	2,620	2,990	—	6,414	2,620	9,404	12,024	(30)	July, 2015	(3)
Metcalf South Shopping Center	Overland Pk, KS	(2)	2,775	1,766	—	(646)	2,775	1,120	3,895	(172)	July, 2015	(3)
Colonie Center	Albany, NY	(2)	8,289	6,523	—	6,410	8,289	12,933	21,222	(1,260)	July, 2015	(3)
Promenade in Temecula	Temecula, CA	(2)	6,098	2,214	—	8,525	6,098	10,739	16,837	(1,240)	July, 2015	(3)
Clackamas Town Center	Happy Valley, OR	(2)	6,659	1,271	—	(166)	6,659	1,105	7,764	(160)	July, 2015	(3)
Maplewood Mall	Maplewood, MN	(2)	3,605	1,162	—	(521)	3,605	641	4,246	(96)	July, 2015	(3)
Stand-Alone Location	Shepherd, TX	(2)	5,457	2,081	—	(510)	5,457	1,571	7,028	(244)	July, 2015	(3)
Burnsville Center	Burnsville, MN	(2)	3,513	1,281	—	(505)	3,513	776	4,289	(113)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Wolfchase Galleria	Cordova, TN	(2)	$2,581	$4,279	$—	$—	$2,581	$4,279	$6,860	$(1,025)	July, 2015	(3)
Pacific View Mall	Ventura, CA	(2)	5,578	6,172	—	—	5,578	6,172	11,750	(841)	July, 2015	(3)
Westfield Galleria at Roseville	Roseville, CA	(2)	4,848	3,215	—	9,078	4,848	12,293	17,141	(995)	July, 2015	(3)
Westfield Solano	Fairfield, CA	(2)	3,679	1,366	—	2,348	3,679	3,714	7,393	(587)	July, 2015	(3)
Stand-Alone Location	Central Park, TX	(2)	5,468	1,457	(1,904)	6,171	3,564	7,628	11,192	(133)	July, 2015	(3)
Valley Plaza	No Hollywood, CA	(2)	8,049	3,172	—	18,546	8,049	21,718	29,767	(1,302)	July, 2015	(3)
Asheville Mall	Asheville, NC	(2)	4,141	2,036	—	(750)	4,141	1,286	5,427	(193)	July, 2015	(3)
Stand-Alone Location	Memphis/Poplar, TN	(2)	2,827	2,475	—	24,740	2,827	27,215	30,042	(2,301)	July, 2015	(3)
Westfield West Covina	West Covina, CA	(2)	5,972	2,053	—	(648)	5,972	1,405	7,377	(218)	July, 2015	(3)
Crystal Mall	Waterford, CT	(2)	1,371	2,534	—	—	1,371	2,534	3,905	(881)	July, 2015	(3)
Stand-Alone Location	Westwood, TX	(2)	2,899	1,748	—	(427)	2,899	1,321	4,220	(180)	July, 2015	(3)
McCain Mall	North Little Rock, AR	(2)	1,288	2,881	—	2,016	1,288	4,897	6,185	(399)	July, 2015	(3)
Manchester Center	Fresno, CA	(2)	1,370	2,000	—	(920)	1,370	1,080	2,450	(168)	July, 2015	(3)
North Riverside Park Mall	N Riverside, IL	(2)	1,846	3,178	—	12,822	1,846	16,000	17,846	(1,589)	July, 2015	(3)
Westgate Village Shopping Center	Toledo, OH	(2)	1,664	1,289	—	17	1,664	1,306	2,970	(669)	July, 2015	(3)
Orlando Fashion Square	Orlando Colonial, FL	(2)	4,403	3,626	—	16,046	4,403	19,672	24,075	(572)	July, 2015	(3)
Boise Towne Center	Boise, ID	(2)	1,828	1,848	—	—	1,828	1,848	3,676	(641)	July, 2015	(3)
Lincoln Park Shopping Center	Lincoln Park, MI	(2)	1,106	3,198	—	(493)	1,106	2,705	3,811	(420)	July, 2015	(3)
Baybrook Mall	Friendswd/Baybrk, TX	(2)	6,124	2,038	—	2	6,124	2,040	8,164	(905)	July, 2015	(3)
Stand-Alone Location	Hicksville, NYC	(2)	38,625	19,066	—	(888)	38,625	18,178	56,803	(2,821)	July, 2015	(3)
Pembroke Mall	Virginia Beach, VA	(2)	10,413	4,760	—	13,972	10,413	18,732	29,145	(3,477)	July, 2015	(3)
Ingram Park Mall	Ingram, TX	(2)	4,651	2,560	—	—	4,651	2,560	7,211	(887)	July, 2015	(3)
Landmark Mall	Alexandria, VA	(2)	3,728	3,294	—	(738)	3,728	2,556	6,284	(383)	July, 2015	(3)
Stand-Alone Location	Watchung, NYC	(2)	6,704	4,110	—	28,437	6,704	32,547	39,251	(593)	July, 2015	(3)
Tyrone Square Mall	St Petersburg, FL	(2)	2,381	2,420	—	23,002	2,381	25,422	27,803	(2,209)	July, 2015	(3)
Stand-Alone Location	Riverside, CA	(2)	4,397	4,407	—	(1,136)	4,397	3,271	7,668	(508)	July, 2015	(3)
Oglethorpe Mall	Savannah, GA	(2)	5,285	3,012	—	(344)	5,285	2,668	7,953	(343)	July, 2015	(3)
Pheasant Lane Mall	Nashua, NH	(2)	1,794	7,255	—	—	1,794	7,255	9,049	(1,082)	July, 2015	(3)
Northwoods Mall	Chrlstn/Northwoods, SC	(2)	3,576	1,497	—	10,143	3,576	11,640	15,216	(621)	July, 2015	(3)
Park Place	Park Mall, AZ	(2)	5,207	3,458	—	567	5,207	4,025	9,232	(421)	July, 2015	(3)
Westfield Hialeah	Hialeah/Westland, FL	(2)	9,683	3,472	—	1,506	9,683	4,978	14,661	(1,368)	July, 2015	(3)
Mall of Acadiana	Lafayette, LA	(2)	1,406	5,094	—	—	1,406	5,094	6,500	(1,508)	July, 2015	(3)
Chula Vista Center	Chula Vista, CA	(2)	7,315	6,834	—	(902)	7,315	5,932	13,247	(921)	July, 2015	(3)
Southland Mall	Miami/Cutler Rdg, FL	(2)	5,219	1,236	—	(206)	5,219	1,030	6,249	(155)	July, 2015	(3)
Stand-Alone Location	Chicago, IL	(2)	3,665	3,504	—	—	3,665	3,504	7,169	(580)	July, 2015	(3)
Inland Center	San Bernardino, CA	(2)	4,131	2,066	—	(780)	4,131	1,286	5,417	(193)	July, 2015	(3)
Florin Mall	Florin, CA	(2)	1,022	1,366	—	(293)	1,022	1,073	2,095	(161)	July, 2015	(3)
Westfield Belden Village	Canton, OH	(2)	1,650	5,854	—	4,894	1,650	10,748	12,398	(722)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Westfield Countryside	Clearwater/Cntrysd, FL	(2)	$5,852	$17,777	$—	$834	$5,852	$18,611	$24,463	$(3,560)	July, 2015	(3)
Southland Shopping Center	Middleburg Hts, OH	(2)	698	1,547	—	(322)	698	1,225	1,923	(190)	July, 2015	(3)
Westfield Parkway	El Cajon, CA	(2)	10,573	2,883	—	1,709	10,573	4,592	15,165	(288)	July, 2015	(3)
Macomb Mall	Roseville, MI	(2)	3,286	4,778	—	11,557	3,286	16,335	19,621	(2,583)	July, 2015	(3)
Shops at Tanforan	San Bruno, CA	(2)	7,854	4,642	—	(977)	7,854	3,665	11,519	(550)	July, 2015	(3)
Eastridge Mall	San Jose-Eastridge, CA	(2)	1,531	2,356	—	(805)	1,531	1,551	3,082	(233)	July, 2015	(3)
Oakland Mall	Troy, MI	(2)	7,954	2,651	(815)	5,719	7,139	8,370	15,509	(1,263)	July, 2015	(3)
Edison Mall	Ft Myers, FL	(2)	3,168	2,853	—	(418)	3,168	2,435	5,603	(378)	July, 2015	(3)
Chapel Hill Mall	Chapel Hill, OH	(2)	444	1,460	—	(819)	444	641	1,085	(96)	July, 2015	(3)
Greece Ridge Center	Rochester-Greece, NY	(2)	3,082	1,560	—	(380)	3,082	1,180	4,262	(171)	July, 2015	(3)
Westfield Broward	Plantation, FL	(2)	6,933	2,509	—	(823)	6,933	1,686	8,619	(245)	July, 2015	(3)
Sunrise Mall	Citrus Hts-Sunrise, CA	(2)	3,778	2,088	—	(775)	3,778	1,313	5,091	(197)	July, 2015	(3)
Dayton Mall	Dayton Mall, OH	(2)	2,650	1,223	—	2,360	2,650	3,583	6,233	(273)	July, 2015	(3)
Southbay Pavilion	Carson, CA	(2)	11,476	5,223	—	17,835	11,476	23,058	34,534	(1,852)	July, 2015	(3)
Stand-Alone Location	Middletown, NJ	(2)	5,647	2,941	—	(1,041)	5,647	1,900	7,547	(279)	July, 2015	(3)
Eastview Mal	Victor, NY	(2)	4,144	1,391	—	(397)	4,144	994	5,138	(149)	July, 2015	(3)
Westminster Mall	Westminster, CA	(2)	6,845	5,651	—	—	6,845	5,651	12,496	(1,615)	July, 2015	(3)
Greenbrier Mall	Chspk/Greenbrier, VA	(2)	4,236	1,700	—	(482)	4,236	1,218	5,454	(177)	July, 2015	(3)
Great Northern Mall	Clay, NY	(2)	787	4,134	—	—	787	4,134	4,921	(1,081)	July, 2015	(3)
Westfield Sarasota	Sarasota, FL	(2)	3,920	2,200	—	—	3,920	2,200	6,120	(947)	July, 2015	(3)
Town Center at Boca Raton	Boca Raton, FL	(2)	16,089	7,480	—	(515)	16,089	6,965	23,054	(1,011)	July, 2015	(3)
Aventura Mall	Miami, FL	(2)	13,264	61,577	—	(61,520)	13,264	57	13,321	(52)	July, 2015	(3)
Meadows Mall	Las Vegas(Meadows), NV	(2)	3,354	1,879	—	2,777	3,354	4,656	8,010	(219)	July, 2015	(3)
Northridge Center	Salinas, CA	(2)	2,644	4,394	—	—	2,644	4,394	7,038	(1,233)	July, 2015	(3)
Newpark Mall	Newark, CA	(2)	4,312	3,268	—	(660)	4,312	2,608	6,920	(379)	July, 2015	(3)
Desert Sky Mall	Phoenix-Desert Sky, AZ	(2)	2,605	2,448	—	—	2,605	2,448	5,053	(860)	July, 2015	(3)
Miami International Mall	Doral(Miami), FL	(2)	9,214	2,654	—	(600)	9,214	2,054	11,268	(298)	July, 2015	(3)
Louis Joliet Mall	Joliet, IL	(2)	2,557	3,108	—	—	2,557	3,108	5,665	(1,488)	July, 2015	(3)
Montclair Plaza	Montclair, CA	(2)	2,498	2,119	—	—	2,498	2,119	4,617	(420)	July, 2015	(3)
Orland Square	Orland Park, IL	(2)	1,783	974	—	(380)	1,783	594	2,377	(86)	July, 2015	(3)
Huntington Square Mall	East Northport, NY	(2)	7,617	2,065	—	20,351	7,617	22,416	30,033	(477)	July, 2015	(3)
Fair Oaks Mall	Fairfax, VA	(2)	10,873	1,491	—	13,643	10,873	15,134	26,007	(589)	July, 2015	(3)
Glenbrook Square	Ft Wayne, IN	(2)	3,247	5,476	(796)	(3,382)	2,451	2,094	4,545	(6)	July, 2015	(3)
Tech Ridge	Austin, TX	(2)	3,164	2,858	(1,453)	15,368	1,711	18,226	19,937	(976)	July, 2015	(3)
Moreno Valley Mall at Towngate	Moreno Vly, CA	(2)	3,898	3,407	—	(751)	3,898	2,656	6,554	(362)	July, 2015	(3)
Jordan Landing Shopping Center	West Jordan, UT	(2)	3,190	2,305	—	6,471	3,190	8,776	11,966	(1,645)	July, 2015	(3)
Plaza Carolina Mall	Carolina, PR	(2)	611	8,640	—	—	611	8,640	9,251	(1,726)	July, 2015	(3)
Jefferson Valley Mall	Yorktown Hts, NY	(2)	3,584	1,569	—	(529)	3,584	1,040	4,624	(149)	July, 2015	(3)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition		at Close of Period (1)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
Name of Center	Location	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Lakeland Square	Lakeland, FL	(2)	$1,503	$1,045	$—	$(378)	$1,503	$667	$2,170	$(91)	July, 2015	(3)
Westfield Palm Desert	Palm Desert, CA	(2)	5,473	1,705	(542)	(167)	4,931	1,538	6,469	(610)	July, 2015	(3)
Meadowood Mall	Reno, NV	(2)	2,135	5,748	—	1,039	2,135	6,787	8,922	(896)	July, 2015	(3)
Imperial Valley Mall	El Centro, CA	(2)	3,877	3,977	—	—	3,877	3,977	7,854	(1,205)	July, 2015	(3)
Bowie Town Center	Bowie, MD	(2)	4,583	2,335	—	1,560	4,583	3,895	8,478	(1,030)	July, 2015	(3)
Mall at Sierra Vista	Sierra Vista, AZ	(2)	1,252	1,791	—	—	1,252	1,791	3,043	(525)	July, 2015	(3)
Southgate Mall	Yuma, AZ	(2)	1,485	1,596	—	(401)	1,485	1,195	2,680	(179)	July, 2015	(3)
Town Center Mall 81	Santa Maria, CA	(2)	3,967	2,635	—	—	3,967	2,635	6,602	(638)	July, 2015	(3)
Irving Mall	Irving, TX	(2)	4,493	5,743	—	(722)	4,493	5,021	9,514	(753)	July, 2015	(3)
Kentucky Oaks Mall	Paducah, KY	(2)	1,022	2,868	—	9,151	1,022	12,019	13,041	(1,037)	July, 2015	(3)
Lindale Mall	Cedar Rapids, IA	(2)	2,833	2,197	—	(457)	2,833	1,740	4,573	(245)	July, 2015	(3)
Prescott Gateway	Prescott, AZ	(2)	1,071	835	—	(305)	1,071	530	1,601	(68)	July, 2015	(3)
Stand-Alone Location	Melbourne, FL	(2)	2,441	1,981	—	(650)	2,441	1,331	3,772	(200)	July, 2015	(3)
Merced Mall	Merced, CA	(2)	2,534	1,604	—	(634)	2,534	970	3,504	(146)	July, 2015	(3)
Janss Marketplace	Thousand Oaks, CA	(2)	9,853	14,785	—	7,102	9,853	21,887	31,740	(3,722)	July, 2015	(3)
West Towne Mall	Madison-West, WI	(2)	3,053	2,130	—	14,789	3,053	16,919	19,972	(1,011)	July, 2015	(3)
The Mall of New Hampshire	Manchester, NH	(2)	1,458	4,160	—	3,557	1,458	7,717	9,175	(1,086)	July, 2015	(3)
Warrenton Village	Warrenton, VA	(2)	1,956	2,480	—	1,731	1,956	4,211	6,167	(713)	July, 2015	(3)
Fox Run Mall	Portsmouth, NH	(2)	3,934	3,375	—	(739)	3,934	2,636	6,570	(383)	July, 2015	(3)
Panama City Mall	Panama City, FL	(2)	3,227	1,614	—	(461)	3,227	1,153	4,380	(167)	July, 2015	(3)
Shopping Center	Peoria, AZ	(2)	1,204	509	—	219	1,204	728	1,932	(44)	July, 2015	(3)
Stand-Alone Location	Phoenix , AZ	(2)	568	1,088	—	13	568	1,101	1,669	(632)	July, 2015	(3)
Kmart Shopping Center	Orange Park, FL	(2)	1,477	1,701	—	462	1,477	2,163	3,640	(795)	July, 2015	(3)
Homewood Square	Homewood, IL	(2)	3,954	4,766	—	36	3,954	4,802	8,756	(1,463)	July, 2015	(3)
Stand-Alone Location	Lombard, IL	(2)	2,685	8,281	—	—	2,685	8,281	10,966	(1,379)	July, 2015	(3)
Stand-Alone Location	Ypsilanti, MI	(2)	2,462	1,277	—	(515)	2,462	762	3,224	(119)	July, 2015	(3)
Kickapoo Corners	Springfield, MO	(2)	922	2,050	—	47	922	2,097	3,019	(611)	July, 2015	(3)
Landmark Center	Greensboro, NC	(2)	3,869	4,387	—	423	3,869	4,810	8,679	(887)	July, 2015	(3)
Stand-Alone Location	Houston, TX	(2)	6,114	1,515	—	(525)	6,114	990	7,104	(132)	July, 2015	(3)
King of Prussia	King of Prussia, PA	(2)	-	42,300	—	2,982	-	45,282	45,282	(7,048)	July, 2015	(3)
Construction in Progress	Various	(2)	-	—	—	338,672	—	338,672	338,672	-	n/a	(3)
			$663,044	$693,550	$3,960	$757,775	$667,004	$1,451,325	$2,118,329	$(147,696)

(1)	The aggregate cost of land, building and improvements (which includes construction in process) for U.S. federal income tax purposes is approximately $2.5 billion.
(2)

The Term Loan Facility is secured on a first lien basis by individual mortgages and a pledge of the capital stock of the direct subsidiaries of the Company, including those that own each of the Company’s properties.  See Note 6.

(3)	Depreciation is computed based on the following estimated useful lives:

Building:	25 – 40 years
Site improvements:	5 – 15 years
Tenant improvements:	shorter of the estimated useful life or non-cancelable term of lease

SERITAGE GROWTH PROPERTIES

NOTES TO SCHEDULE III

(Dollars in thousands)

Reconciliation of Real Estate

	2019	2018	2017
Balance at beginning of period	$1,889,014	$1,854,043	$1,734,892
Additions	364,970	318,820	257,933
Impairments	—	—	—
Dispositions	(95,270)	(244,815)	(71,117)
Write-offs	(40,385)	(39,034)	(67,665)
Balance at end of period	$2,118,329	$1,889,014	$1,854,043

Reconciliation of Accumulated Depreciation

	2019	2018	2017
Balance at beginning of period	$137,947	$139,483	$89,940
Depreciation expense	59,289	50,272	120,709
Dispositions	(9,174)	(12,772)	(3,501)
Write-offs	(40,366)	(39,036)	(67,665)
Balance at end of period	$147,696	$137,947	$139,483