Form 10-Q
period 2020-03-31
Seritage Growth Properties
filed 2020-05-11
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 1, 2020, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	38,622,102
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2020

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Investment in real estate
Land	$654,698	$667,004
Buildings and improvements	1,133,636	1,112,653
Accumulated depreciation	(156,023)	(147,696)
	1,632,311	1,631,961
Construction in progress	412,222	338,672
Net investment in real estate	2,044,533	1,970,633
Real estate held for sale	3,204	5,275
Investment in unconsolidated joint ventures	459,646	445,077
Cash and cash equivalents	96,737	139,260
Tenant and other receivables, net	48,602	54,470
Lease intangible assets, net	44,121	68,153
Prepaid expenses, deferred expenses and other assets, net	67,525	67,744
Total assets	$2,764,368	$2,750,612

LIABILITIES AND EQUITY
Liabilities
Term Loan Facility, net	$1,598,593	$1,598,487
Accounts payable, accrued expenses and other liabilities	153,407	108,755
Total liabilities	1,752,000	1,707,242

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 38,622,102 and 36,897,364 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	386	369
Class B common shares $0.01 par value; 5,000,000 shares authorized; 0 and 1,242,536 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	12
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of March 31, 2020 and December 31, 2019; liquidation preference of $70,000	28	28
Additional paid-in capital	1,177,553	1,149,721
Accumulated deficit	(440,600)	(418,711)
Total shareholders' equity	737,367	731,419
Non-controlling interests	275,001	311,951
Total equity	1,012,368	1,043,370
Total liabilities and equity	$2,764,368	$2,750,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
REVENUE
Rental income	$33,110	$43,578
Management and other fee income	207	282
Total revenue	33,317	43,860
EXPENSES
Property operating	10,301	10,237
Real estate taxes	9,225	10,192
Depreciation and amortization	34,097	26,216
General and administrative	9,420	9,759
Total expenses	63,043	56,404
Gain on sale of real estate, net	20,788	21,261
Equity in (loss) income of unconsolidated joint ventures	(894)	1,222
Interest and other income	333	2,598
Interest expense	(21,513)	(23,454)
Loss before taxes	(31,012)	(10,917)
Provision for taxes	37	23
Net loss	(30,975)	(10,894)
Net loss attributable to non-controlling interests	10,311	3,927
Net loss attributable to Seritage	$(20,664)	$(6,967)
Preferred dividends	(1,225)	(1,225)
Net loss attributable to Seritage common shareholders	$(21,889)	$(8,192)

Net loss per share attributable to Seritage Class A and Class C common shareholders - Basic	$(0.59)	$(0.23)
Net loss per share attributable to Seritage Class A and Class C common shareholders - Diluted	$(0.59)	$(0.23)
Weighted average Class A and Class C common shares outstanding - Basic	37,232	35,671
Weighted average Class A and Class C common shares outstanding - Diluted	37,232	35,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

	Class A Common		Class B Common		Class C Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2019	35,668	$357	1,322	$13	—	$—	2,800	$28	$1,124,504	$(344,132)	$369,688	1,150,458
Net loss	—	—	—	—	—	—	—	—	—	(6,967)	(3,927)	(10,894)
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	—	—	(1,286)	—	(1,286)
Common dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	—	—	(8,996)	(5,030)	(14,026)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	—	—	(1,225)		(1,225)
Vesting of restricted share units	(23)	—	—	—	—	—	—	—	(1,613)	—	—	(1,613)
Share-based compensation	45	—	—	—	—	—	—	—	1,566	—	—	1,566
Balance at March 31, 2019	35,690	$357	1,322	$13	—	$—	2,800	$28	$1,124,457	$(362,606)	$360,731	$1,122,980

Balance at January 1, 2020	36,897	$369	1,243	$12	—	$—	2,800	$28	$1,149,721	$(418,711)	$311,951	1,043,370
Net loss	—	—	—	—	—	—	—	—	—	(20,664)	(10,311)	(30,975)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	75	1	—	—	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	1,198	—	—	1,198
Share class surrenders (1,242,536 common shares)	—	—	(1,243)	(12)	—	—	—	—	12	—	—	—
OP Units exchanges (1,650,000 units)	1,650	16	—	—	—	—	—	—	26,623	—	(26,639)	—
Balance at March 31, 2020	38,622	$386	—	$—	—	$—	2,800	$28	$1,177,553	$(440,600)	$275,001	$1,012,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(30,975)	$(10,894)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	894	(1,222)
Distributions from unconsolidated joint ventures	46	781
Gain on sale of real estate, net	(20,788)	(21,261)
Unrealized loss on interest rate cap	—	—
Share-based compensation	1,179	1,532
Depreciation and amortization	34,097	26,216
Amortization of deferred financing costs	106	118
Amortization of above and below market leases, net	(97)	(104)
Straight-line rent adjustment	2,701	(3,355)
Change in operating assets and liabilities
Tenants and other receivables	(2,300)	484
Prepaid expenses, deferred expenses and other assets	(124)	(248)
Accounts payable, accrued expenses and other liabilities	5,061	(8,818)
Net cash used in operating activities	(10,200)	(16,771)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated joint ventures	(16,894)	(9,140)
Distributions from unconsolidated joint ventures	1,150	389
Net proceeds from sale of real estate	58,330	37,569
Development of real estate	(73,610)	(85,413)
Net cash used in investing activities	(31,024)	(56,595)
CASH FLOW FROM FINANCING ACTIVITIES
Purchase of shares related to stock grant recipients' tax withholdings	(74)	(1,613)
Preferred dividends paid	(1,225)	(1,225)
Common dividends paid	—	(8,998)
Non-controlling interests distributions paid	—	(5,030)
Net cash used in financing activities	(1,299)	(16,866)
Net decrease in cash and cash equivalents	(42,523)	(90,232)
Cash and cash equivalents, beginning of period	139,260	532,857
Cash and cash equivalents, end of period	$96,737	$442,625

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$28,311	$28,000
Capitalized interest	7,914	5,666
Income taxes paid	5	25
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$57,644	$17,438
Common dividends and OP units distributions declared and unpaid	—	14,026
Preferred dividends declared and unpaid	1,225	1,225
Decrease in real estate, net resulting from deconsolidated properties
Real estate, net	—	(14,656)
Tenants and other receivables, net	—	(2)
Prepaid expenses, deferred expenses and other assets, net	—	(84)
Accounts payable, accrued expenses and other liabilities	—	6
Transfer to real estate assets held for sale	(2,071)	4,416
Transfer of below market asset to right of use asset	—	(11,005)
Recording of right of use assets	1,598	19,373
Recording of lease liabilities	(1,598)	(8,368)

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

Seritage is principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States.  As of March 31, 2020, the Company’s portfolio consisted of interests in 208 properties totaling approximately 32.8 million square feet of gross leasable area (“GLA”), including 180 wholly owned properties totaling approximately 28.3 million square feet of GLA across 44 states and Puerto Rico (the “Wholly Owned Properties), and interests in 28 joint venture properties totaling approximately 4.5 million square feet of GLA across 14 states (the “JV Properties”).

On June 11, 2015, Sears Holdings Corporation (“Sears Holdings” or “Sears”) effected a rights offering to Sears Holdings stockholders to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of (i) 234 of Sears Holdings’ owned properties and one of its ground leased properties, and (ii) its 50% interests in three joint ventures that collectively owned 28 properties, ground leased one property and leased two properties (the “Transaction”).  Concurrent with the Transaction, the Company leased back to Sears Holdings space at 224 of the acquired properties under a master lease agreement (the “Original Master Lease”) and space at all 31 properties owned by the acquired joint ventures under multiple master lease agreements.  On February 28, 2019, the Company and certain affiliates of Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., executed a master lease with respect to 51 Wholly Owned Properties (the “Holdco Master Lease”), which became effective on March 12, 2019.

As of March 31, 2020, the Company leased space at 17 Wholly Owned Properties to Holdco under the Holdco Master Lease, after giving effect to one pending recapture notice, and also leased space to Holdco at two JV Properties.

COVID-19 Pandemic

The recent spread of a novel strain of coronavirus (“COVID-19”) is having a significant impact on the global economy, the U.S. economy, the local economies in which the Company’s properties are located, and the broader financial markets.  Nearly every industry has been impacted directly or indirectly, and the retail, retail real estate and real estate development industries in the United States have all come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders.

These containment measures and other factors have affected operations at the Company’s properties and, with the exception of "essential" businesses, substantially all of the Company’s tenants have closed their stores.  The Company also paused substantially all of its construction projects as of the end of March 2020.

As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions will change, potentially significantly, in future periods, and results for the three months ended March 31, 2020 may therefore not be indicative of the impact of the COVID-19 pandemic on the Company’s business for the second quarter of 2020 or for future periods.

As of May 6, 2020, the Company had collected approximately 47% of contractual base rent and tenant reimbursements billed for the month of April (54% from tenants other than Holdco).  The Company has received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which the Company is evaluating on a case-by-case basis.  Absent agreement between the Company and tenants with respect to such rent relief requests, the Company fully intends to enforce its contractual rights under its leases. There can be no assurance that rental modifications agreements will be reached or, if agreements are reached, that tenants will meet their future obligations.

There is uncertainty as to the timing and extent to which these restrictions will be relaxed or lifted, businesses will reopen and previously underway projects will recommence.  As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

Liquidity

In response to the COVID-19 pandemic, the Company has taken a number of actions to manage its cash resources, including putting substantially all of its construction projects on hold, reducing operating and corporate expenses, and amending certain terms of its Term Loan Facility, as described in Note 6, Debt.

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “obligations”), and, on a limited basis given the current environment, the reinvestment in and redevelopment of its properties (“development expenditures”).  As a result of a decrease in occupancy levels due to the Company’s recapture of space for redevelopment purposes and the execution of certain termination rights by Sears Holdings under the Original Master Lease and Holdco under the Holdco Master Lease, property rental income, which is the Company’s primary source of operating cash flow for the three months ended March 31, 2020, did not fully fund obligations incurred during the three months ended March 31, 2020 and the Company had operating cash outflows of $10.2 million.  Additionally, the Company’s development expenditures during the three months ended March 31, 2020 drove investing cash outflows of $31.0 million.

Obligations are projected to continue to exceed property rental income and the COVID-19 pandemic has created uncertainty with respect to rent collections and the timing of the Company’s construction projects, substantially all of which are currently on hold. While the Company does not currently have the liquid funds available to satisfy its obligations and development expenditures, the Company expects to fund such obligations and any development expenditures with a combination of capital sources including, but not limited to, cash on hand, sales of Wholly Owned Properties, sales of interests in JV Properties, and potential credit and capital markets transactions, subject to any approvals that may be required under the Company’s Term Loan Facility, as described in Note 6, Debt.  Management has determined that it is probable its plans will be effectively implemented within one year after the date the financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s obligations and development expenditures.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2019.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Operating results of three months ended March 31, 2020 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

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

If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting.  Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting.  The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary.  As of March 31, 2020 and December 31, 2019, the Company has several unconsolidated VIEs in the form of joint ventures (see Note 4).  The Company does not consolidate these entities because the Company is not the primary beneficiary and the nature of its involvement in the activities of these entities does not give the Company power over decisions that significantly affect these entities’ economic performance.

As of March 31, 2020, the Company holds a 69.1% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the condensed consolidated balance sheet.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  These indicators include macroeconomic conditions, such as the expected impact of the current COVID-19 pandemic.  If an indicator is identified, a real estate asset is considered impaired if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  If the COVID-19 pandemic causes economic and market conditions to deteriorate further, subsequent tests for impairment may result in future impairment charges.  No impairment losses were recognized for the three months ended March 31, 2020 and March 31, 2019.

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received.  Consideration consists of cash proceeds received and in certain circumstances, non-cash consideration which is typically in the form of equity in unconsolidated joint ventures in the Company’s condensed consolidated statements of operations.  For more information on the Company’s unconsolidated joint venture transactions refer to Note 4.

The following table summarizes our gain on sale of real estate, net during the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Contributions to unconsolidated joint ventures
Gross proceeds	$—	$18.7
Gain on sale of real estate, net	—	3.8
Dispositions to third parties
Gross proceeds	$60.4	$29.5
Gain on sale of real estate, net	20.8	17.7
Total gains on contributions and dispositions, net	$20.8	$21.5

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

As of March 31, 2020, one property was classified as held for sale with assets of $3.2 million and no liabilities, and as of December 31, 2019, two properties were classified as held for sale with assets of $5.3 million and no liabilities.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions (which include macroeconomic conditions such as the expected impact of the current COVID-19 pandemic), that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  If the COVID-19 pandemic causes economic and market conditions to deteriorate further, subsequent tests for impairment may result in future impairment charges.  No such impairment losses were recognized for each of the three months ended March 31, 2020 or March 31, 2019.

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

Tenant and Other Receivables

Accounts receivable includes unpaid amounts billed to tenants, accrued revenues for future billings to tenants for property expenses, and amounts arising from the straight-lining of rent.  The Company periodically reviews its receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, including the expected impact of the COVID-19 pandemic, and economic conditions in the area where the property is located.  For accrued rental income related to the straight-line method of reporting rental income, the Company performs a periodic review of receivable balances to assess the risk of uncollectible amounts and establish appropriate provisions.  Any receivables that are deemed to be uncollectible are recognized as a reduction to rental income in the Company’s condensed consolidated statements of operations.  Prior period provision for doubtful accounts is presented on the Company's condensed consolidated statements of operations in accordance with the Company's previous presentation and has not been reclassified to rental income.

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

Property management fee income is reported at 100% of the revenue earned from such joint ventures in management and other fee income on the condensed consolidated statements of operations.  The Company’s share of management expenses incurred by the unconsolidated joint ventures is reported in equity in income (loss) of unconsolidated joint ventures on the condensed consolidated statements of operations and in other expenses in the combined financial data in Note 4.

Leasing and development fees are initially reported at the portion of revenue earned attributable to outside ownership of the related unconsolidated joint ventures.  The Company’s share in leasing and development fee income is recognized over the useful life of the associated development project, in the case of development fees, or lease term, in the case of leasing fees, as the associated asset is depreciated over the same term and included in equity in income (loss) of unconsolidated joint ventures on the condensed consolidated statements of operations and in other expenses in the combined financial data in Note 4.

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

Conversely, leasing services are considered to be performance obligations, satisfied as of a point in time.  The Company’s leasing fee is typically paid upon the occurrence of certain contractual event(s) that may be contingent and the pattern of revenue recognition may differ from the timing of payment.  For these services, the obligations are typically satisfied at lease execution and tenant opening date, and revenue is recognized in accordance with the related agreement at the point in time when the obligation has been satisfied.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of March 31, 2020, the Company leased space at 17 Wholly Owned Properties to Holdco under the Holdco Master Lease, after giving effect to one pending recapture notice, and a material amount of the Company’s rental revenues for the quarter ended March 31, 2020 was derived from the Holdco Master Lease.   Until the Company further diversifies the tenancy of its portfolio, an event that has a material adverse effect on the business, financial condition or results of operations of Holdco or another major tenant could have a material adverse effect on the Company’s business, financial condition or results of operations.

Other than the Company's tenant concentration, management believes the Company's portfolio was reasonably diversified by geographical location and did not contain any other significant concentrations of credit risk.  As of March 31, 2020, the Company's portfolio of 180 Wholly Owned Properties and 28 JV Properties was diversified by location across 44 states and Puerto Rico.

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

Class B non-economic common shares are excluded from earnings per share computations as they do not have economic rights.  As of March 31, 2020, all outstanding Class B common shares have been surrendered and there are currently no class B common shares outstanding.  As of March 31, 2019, 1,322,365 Class B non-economic common shares were issued and outstanding.

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

January 1, 2019

The Company has elected the optional transition relief and has determined that it is not required to bifurcate and separately report non-lease components, such as common area maintenance revenue, for operating leases on the condensed consolidated statements of operations for leases where the Company is the lessor.  As a result, leases where the Company is the lessor have been accounted for in a similar method to earlier guidance under ASC 840. The Company’s adoption of ASC 842 did not have a material impact on our condensed consolidated financial statements.

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) ASU 2018-19, Codification improvements to Topic 326, Financial Instruments – Credit Losses

ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, requiring the use of an "expected credit loss" model and adding more disclosure requirements.

ASU 2018-19 clarifies that impairment of receivables arising from operating leases should accounted for in accordance with Topic 842, Leases.

		January 1, 2020	The Company’s adoption of ASU 2016-13 did not have a material impact on our condensed consolidated financial statements.

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters
Lease Modification Question and Answer Document (the “Lease Modification Q&A”)

In April 2020, the FASB staff issued the Lease Modification Q&A focused on the application of lease accounting guidance to lease concessions provided as a result of the COVID-19 pandemic. Under existing lease guidance, the Company would have to determine, on a lease by lease basis, if a lease concession was the result of a new arrangement reached with the tenant or if a lease concession was under the enforceable rights and obligations within the existing lease agreement. The Lease Modification Q&A allows the Company, if certain criteria have been met, to bypass the lease by lease analysis, and instead elect to either apply the lease modification accounting framework or not, with such election applied consistently to leases with similar characteristics and similar circumstances.

April 10, 2020

The Lease Modification Q&A has no impact on the Company’s consolidated financial statements as of and for the three months ended March 31, 2020, however, its future impact to the Company is dependent upon the extent of and lease concessions granted to tenants as a result of the COVID-19 pandemic in future periods and the elections made by the Company at the time of entering into such concessions.

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $44.1 million and $9.3 million, respectively, as of March 31, 2020 and $68.2 million and $10.6 million, respectively, as of December 31, 2019.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

March 31, 2020
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$203,672	$(162,407)	$41,265
Above-market leases, net	6,419	(3,563)	2,856
Total	$210,091	$(165,970)	$44,121

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$13,895	$(4,620)	$9,275
Total	$13,895	$(4,620)	$9,275

December 31, 2019
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$245,745	$(180,639)	$65,106
Above-market leases, net	6,625	(3,578)	3,047
Total	$252,370	$(184,217)	$68,153

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$15,912	$(5,264)	$10,648
Total	$15,912	$(5,264)	$10,648

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1 million for the three months ended March 31, 2020, and March 31, 2019. Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2020	$159
2021	141
2022	111
2023	168
2024	183

Amortization of an acquired below-market ground lease resulted in additional property expense of $50 thousand for the three months ended March 31, 2020, and March 31, 2019. Future amortization of the below-market ground lease is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2020	$153
2021	203
2022	203
2023	203
2024	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $21 million and $10.3 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2020	$10,214
2021	13,226
2022	12,918
2023	12,118
2024	11,574

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

As of March 31, 2020, the Company had investments in nine unconsolidated joint ventures as follows:

		Seritage %	# of	Total
Unconsolidated Joint Venture	Joint Venture Partner	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	4	520,500
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	5	910,400
MS Portfolio LLC ("Macerich JV")	The Macerich Company	50.0%	9	1,570,200
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	5	872,200
Mark 302 JV LLC ("Mark 302 JV")	An investment fund managed by Invesco Real Estate	50.0%	1	103,000
SI UTC LLC ("UTC JV")	A separate account advised by Invesco Real Estate	50.0%	1	226,300
SF WH Joint Venture LLC ("West Hartford JV")	An affiliate of First Washington Realty	50.0%	1	163,700
GGCAL SRG HV LLC ("Cockeysville JV")	An affiliate of Greenberg Gibbons	50.0%	1	160,200
Tech Ridge JV Holding LLC ("Tech Ridge JV")	An affiliate of RD Management	50.0%	1	—
			28	4,526,500

The Company has contributed certain properties to joint ventures in exchange for equity interests in those joint ventures. The contribution of property to a joint venture is accounted for as a sale of real estate and the Company recognizes the gain (loss) on the sale (the “Gain (Loss)”) based upon the transaction price attributed to the property at the closing of the joint venture transaction (the “Contribution Value”).  The Gain (Loss) is included in gain on sale of real estate within the condensed consolidated statements of operations.

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

		March 31, 2020
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

(2)

The West Hartford JV was subject to (i) a revaluation upon the earlier of the first anniversary of project stabilization or December 31, 2019, and (ii) an adjustment based on the timing, method and magnitude of the reassessment of the property for real estate tax purposes between 2018 and 2022. As of December 31, 2019, the Company revalued the Contribution Value and recorded an additional loss of $2.3 million, and the Company does not expect there to be any additional revaluations.

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

(4)	The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

The following tables present combined condensed financial data for the Company’s unconsolidated joint ventures (in thousands):

	March 31, 2020	December 31, 2019
ASSETS
Investment in real estate
Land	$336,739	$336,739
Buildings and improvements	534,393	517,068
Accumulated depreciation	(70,927)	(86,496)
	800,205	767,311
Construction in progress	195,170	177,028
Net investment in real estate	995,375	944,339
Cash and cash equivalents	19,773	27,977
Tenant and other receivables, net	1,879	3,113
Other assets, net	38,699	26,051
Total assets	$1,055,726	$1,001,480

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Mortgage loans payable, net	$14,470	$14,218
Accounts payable, accrued expenses and other liabilities	96,994	89,110
Total liabilities	111,464	103,328

Additional paid in capital	945,953	934,120
Retained earnings	(1,691)	(35,968)
Total members interest	944,262	898,152
Total liabilities and members interest	$1,055,726	$1,001,480

	Three Months Ended March 31,
	2020	2019
Total revenue	$5,341	$11,218
Property operating expenses	(2,737)	(2,598)
Depreciation and amortization	(3,687)	(5,253)
Operating income	(1,083)	3,367
Other expenses	(489)	(922)
Net loss	$(1,572)	$2,445
Equity in income (loss) of unconsolidated joint ventures (1)	$(786)	$1,222

(1)	Equity in income (loss) of unconsolidated joint ventures on the condensed consolidated statements of operations includes basis difference adjustments.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets or other items.  There were no joint venture impairment charges for the three months ended March 31, 2020 and March 31, 2019.

Joint Venture Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the West Hartford JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its joint ventures. Refer to Note 2 for the Company’s accounting policies.  The Company also acts as the development manager for one of the properties in the GGP II JV which entitles the Company to receive certain development fees. The Company earned $207 thousand and $282 thousand from these services for the three months ended March 31, 2020 and March 31, 2019, respectively.

Note 5 – Leases

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

Revenues from the Holdco Master Lease and the Original Master Lease for the three months ended March 31, 2020 and March 31, 2019 are as follows (in thousands and excluding straight-line rental income of $(4.5) million and $0.5 million, respectively.

	Three Months Ended March 31,
	2020	2019
Fixed rental income	$4,288	$12,288
Variable rental income	3,839	8,398
Total rental income	$8,127	$20,686

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

The following table provides a summary of the Company’s recapture activity as of March 31, 2020:

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

The following table provides a summary of Sears Holdings’ and Holdco’s termination activity (excluding 31 properties totaling 4.3 million square feet that were rejected on March 12, 2019 as part of Sears Holdings’ bankruptcy filing) as of March 31, 2020:

(in thousands except property count)
Notice Date	Termination Date	Square Feet	Total Number of Properties	Number of Properties Redeveloped by the Company	Number of Properties Sold by the Company
November 2019	March 2020	4,332	29	7	1
August 2018	December 2018	1,605	13	6	3
June 2018	November 2018 (1)	1,218	9	6	1
April 2018	August 2018	1,494	9	4	1
June 2017	October 2017 (2)	3,812	20	8	4
January 2017	April 2017	1,872	19	7	8
September 2016	January 2017	1,727	17	8	6
Total		16,060	116	46	24

(1)	Two properties were terminated in October 2018.
(2)	One property was terminated in November 2017 and one was terminated in January 2018.

As of March 31, 2020, the Company had commenced or completed redevelopment projects at 46 of the terminated properties, and sold an additional 24 of the terminated properties, and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears or Kmart.

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of March 31, 2020 and December 31, 2019 are approximately as follows:

(in thousands)	March 31, 2020
Remainder of 2020	81,885
2021	109,728
2022	109,126
2023	104,116
2024	100,364
2025	91,803
Thereafter	465,609
Total Lease Payments	$1,062,631

(in thousands)	December 31, 2019
2020	$113,265
2021	121,909
2022	124,067
2023	119,745
2024	116,607
Thereafter	1,019,054
Total Lease Payments	$1,614,647

The components of lease revenues for the three months ended March 31, 2020 and 2019 were as follows:

(in thousands)	Three Months Ended March 31,
	2020	2019
Fixed rental income	$27,648	$28,889
Variable rental income	8,066	11,129
Total rental income	$35,714	$40,018

Lessee Disclosures

The Company has one ground lease and multiple corporate office leases which are classified as operating leases.  As of March 31, 2020 and December 31, 2019, the outstanding amount of right-of-use, or ROU, assets were $19.8 million and $18.5 million, respectively.

The Company recorded rent expense related to leased corporate office space of $274 thousand and $285 thousand for the three months ended March 31, 2020 and March 31, 2019, respectively.  Such rent expense is classified within general and administrative expenses on the condensed consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $11 thousand for each of the three months ended March 31, 2020 and March 31, 2019.  Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations.  The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The following table sets forth information related to the measurement of our lease liabilities as of March 31, 2020:

As of March 31, 2020
Weighted average remaining lease term (in years)	10.70
Weighted average discount rate	7.00%
Cash paid for operating leases	$400,000

Note 6 – Debt

Term Loan Facility

The Term Loan Agreement provides for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent.  The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400.0 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. The Term Loan Facility matures on July 31, 2023.

The Company used a portion of the proceeds from the Initial Funding to (i) repay existing indebtedness and (ii) pay transaction and related costs.  The remaining proceeds from the Initial Funding, as well as borrowings under the Incremental Funding Facility, will be used to fund the Company’s redevelopment pipeline and to pay operating expenses of the Company and its subsidiaries.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn.  The Company prepays the annual fee and amortizes the expense to interest expense on the condensed consolidated statements of operations.

As of March 31, 2020, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement dated May 5, 2020 (as further described below).

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, is required to be guaranteed by all existing and future subsidiaries of the Operating Partnership.  The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Operating Partnership and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement.

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

As of March 31, 2020, the Company was not in compliance with certain of the financial metrics described above.  As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of March 31, 2020, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets. During 2019, Berkshire Hathaway requested mortgages on a majority of the Company’s portfolio which were recorded in accordance with the mortgage and collateral requirement (the “Lender Request”).  There are no other changes to the terms and conditions of the Term Loan Facility, or the Company’s ability to operate thereunder, as a result of providing mortgages against any of the Company’s assets pursuant to the mortgage and collateral requirement.  The Company accounted for the Lender Request transaction as a modification of debt as of December 31, 2019.

The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of March 31, 2020 and December 31, 2019, the unamortized balance of the Company’s debt issuance costs were $1.4 million and $1.5 million, respectively.

On May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment to the Senior Secured Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent (the “Amendment”) that permits the deferral of payment of interest under the Term Loan Agreement  if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million.  In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement).  Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on July 31, 2023; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the $400.0 million incremental funding facility under the Term Loan Agreement.

Additionally, the Amendment provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Facility.

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

As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to its shareholders.  If the Company fails to qualify as a REIT or does not distribute 100% of its taxable income in any taxable year, it will be subject to U.S. federal income tax  at regular corporate rates (including for any taxable year ended on or before December 31, 2017, any applicable alternative minimum tax) and any applicable state and local income taxes.  In addition, if the Company fails to qualify as a REIT, it may not be able to qualify as a REIT for four subsequent taxable years in some cases.

Even if the Company qualifies for taxation as a REIT, the Company is subject to certain U.S. state, local and Puerto Rico taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed REIT taxable income. The Company’s taxable REIT subsidiaries are subject to U.S. corporate income tax.

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

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and term loan facility.  The fair value of cash equivalents is classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of March 31, 2020 and December 31, 2019, the estimated fair values of the Company’s debt obligations were $1.5 billion and $1.6 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the operative complaint in the Litigation relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination. The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company.  As of March 31, 2020, and December 31, 2019, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings.  Mr. Lampert is also the Chairman of Seritage.

As of March 31, 2020, Mr. Lampert beneficially owned a 30.9% interest in the Operating Partnership and approximately 6.6% of the outstanding Class A common shares.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, are parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease (see Note 5).

Unconsolidated Joint Ventures

Certain unconsolidated joint ventures have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated joint ventures.  Refer to Note 2 for the Company’s accounting policies.

In addition, as of March 31, 2020, the Company had incurred $0.4 million of development expenditures at properties owned by certain unconsolidated joint ventures for which the Company will be repaid by the respective unconsolidated joint ventures.  These amounts are included in tenant and other receivables, net on the Company’s condensed consolidated balance sheets.  As of December 31, 2019, the Company had incurred $9.7 million of such development expenditures.

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

As of March 31, 2020, the Company held a 69.1% interest in the Operating Partnership and ESL held a 30.9% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

During the three months ended March 31, 2020, 1,650,000 Operating Partnership Units (“OP Units”) were exchanged for an equal number of Class A shares.

As of March 31, 2020, 38,622,102 Class A common shares were issued and outstanding.

Class B Non-Economic Common Shares

During the three months ended March 31, 2020, 1,242,536 Class B non-economic common shares were surrendered to the Company.

As of March 31, 2020, there were no Class B non-economic common shares issued and outstanding.  The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, did not receive dividends and are not included in earnings per share computations.

Class C Non-Voting Common Shares

As of March 31, 2020, there were no Class C non-voting common shares issued or outstanding.

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

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A and Class C common shares during 2020.  The Company’s Board of Trustees declared the following common stock dividends during 2019 with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2019
February 25	March 29	April 11	$0.25

The Company’s Board of Trustees declared the following dividends on preferred shares during 2020 and 2019:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2020
February 18	March 31	April 15	$0.43750
2019
October 23	December 31	January 15, 2020	$0.43750
July 23	September 30	October 15	0.43750
April 30	June 28	July 15	0.43750
February 25	March 29	April 15	0.43750

As previously disclosed, the Company declared a dividend on the Company’s Class A and Class C common shares for the first quarter of 2019 and has not declared dividends on the Company’s Class A and Class C common shares since that time, based on our Board of Trustees’ assessment of the Company’s investment opportunities and its expectations of taxable income for the remainder of 2020.  The Company intends to, at a minimum, make distributions to its shareholders to comply with the REIT requirements of the Code, which may be satisfied by dividends on the Company’s Series A Preferred Shares.

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended March 31,
	2020	2019
Numerator - Basic and Diluted
Net loss	$(30,975)	(10,894)
Net income attributable to non-controlling interests	10,311	3,927
Preferred dividends	(1,225)	(1,225)
Net loss attributable to common shareholders - Basic and diluted	$(21,889)	$(8,192)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	37,232	35,671
Weighted average Class C common shares outstanding	—	—
Weighted average Class A and Class C common shares outstanding - Basic	37,232	35,671
Restricted shares and share units	—	—
Weighted average Class A and Class C common shares outstanding - Diluted	37,232	35,671

Net loss per share attributable to Class A and Class C common shareholders - Basic	$(0.59)	$(0.23)
Net loss per share attributable to Class A and Class C common shareholders - Diluted	$(0.59)	$(0.23)

No adjustments were made to the numerator for the three months ended March 31, 2020 or March 31, 2019 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended March 31, 2020 or March 31, 2019 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of March 31, 2020 and December 31, 2019, there were 434,358 and 349,318 shares, respectively, of share units outstanding.

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

The following table summarizes restricted share activity for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	349,318	$44.88
Share units granted	106,327	31.06
Restricted shares vested	(21,287)	41.63
Unvested restricted shares at end of period	434,358	41.65

The Company recognized $1.2 million and $1.5 million in compensation expense related to the restricted shares for the three months ended March 31, 2020 and March 31, 2019, respectively.  Such expenses are included in general and administrative expenses on the Company's condensed consolidated statements of operations.

As of March 31, 2020, there were approximately $9.2 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 1.9 years. As of March 31, 2019, there were approximately $6.6 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 1.6 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “will,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of March 31, 2020, the Company’s portfolio consisted of interests in 208 properties totaling approximately 32.8 million square feet of gross leasable area, including 180 Wholly Owned Properties totaling approximately 28.3 million square feet of GLA across 44 states and Puerto Rico, and interests in 28 JV Properties totaling approximately 4.5 million square feet of GLA across 14 states.

We were formed to unlock the underlying real estate value of a high-quality retail portfolio we acquired from Sears Holdings in July 2015 and our primary objective is to create value for our shareholders through the re-leasing and redevelopment of the majority of our Wholly Owned Properties and JV Properties.  In doing so, we target meaningful growth in net operating income (“NOI”) and diversification of our tenant base while transforming our portfolio from one with a single-tenant retail orientation to one comprised predominately of multi-tenant shopping centers, multifamily properties and larger-scale, mixed-use environments.

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

As of March 31, 2020, the Company leased space at 17 Wholly Owned Properties to Holdco under the Holdco Master Lease, after giving effect to one pending recapture notice, and also leased space to Holdco at two JV Properties.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc, which owns Holdco.  Mr. Lampert is also the Chairman of Seritage and controls each of the tenant entities that is a party to the Holdco Master Lease.

COVID-19 Pandemic

The recent COVID-19 pandemic is having a significant impact on the global economy, the U.S. economy, the local economies in which our properties are located, and the broader financial markets.  Nearly every industry has been impacted directly or indirectly, and the retail, retail real estate and real estate development industries in the United States have all come under severe pressure due to numerous factors, including preventative measures taken by local, state and federal authorities to alleviate the public health crisis such as mandatory business closures, quarantines, restrictions on travel and “shelter-in-place” or “stay-at-home” orders.

These containment measures and other factors have affected operations at our properties and, with the exception of "essential" businesses, substantially all of our tenants have closed their stores.  We have also paused substantially all of our construction projects as of the end of March.

As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that these conditions will change, potentially significantly, in future periods, and results for the three months ended March 31, 2020 may therefore not be indicative of the impact of the COVID-19 pandemic on our business for the second quarter of 2020 or for future periods.

As of May 6, 2020, the Company had collected approximately 47% of contractual base rent and tenant reimbursements billed for the month of April (54% from tenants other than Holdco). We have received a number of rent relief requests from tenants, most often in the form of rent deferral requests, which we are evaluating on a case-by-case basis.  Absent agreement between the Company and tenants with respect to such rent relief requests, we fully intend to enforce our contractual rights under our leases. There can be no assurance that rental modifications agreements will be reached or, if agreements are reached, that tenants will meet their future obligations.

There is uncertainty as to the timing and extent to which these restrictions will be relaxed or lifted, businesses will reopen and previously underway projects will recommence.  As such, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows over the foreseeable future.

We have taken a number of proactive measures to preserve the value of our assets and our platform and manage the anticipated impact of the COVID-19 pandemic on our business and the communities in which we operate, including, but not limited to, the following:

•	Adapted operations to protect employees and their families, including by implementing a work from home policy;
•	Communicated consistently with tenants, including to provide assistance in identifying local, state and federal resources that may be available to support their businesses and employees;
•	Made over 180 properties available to governmental and community organizations for relief efforts at no cost;
•	Implemented plans to reduce operating expenses at the property and corporate level, each by approximately 20-25%;
•

Put substantially all construction projects on hold at the end of March, limiting capital expenditures until the Company can better assess the duration and extent of the disruption to the economy and its business; and

•

Amended our Term Loan Facility to provide increased flexibility with respect to the deferral of interest expense, under specified circumstances, until the Term Loan Facility matures in July 2023. As part of the amendment, the lender also reaffirmed its continued support for asset dispositions, subject to the lender’s right to approve individual transactions.

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

Comparison of the Three Months Ended March 31, 2020 to the Three Months Ended March 31, 2019

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Revenue
Rental income	$33,110	$43,578	$(10,468)
Expenses
Property operating	10,301	10,237	64
Real estate taxes	9,225	10,192	(967)
Depreciation and amortization	34,097	26,216	7,881
General and administrative	9,420	9,759	(339)
Gain on sale of real estate	20,788	21,261	(473)
Interest expense	21,513	23,454	(1,941)

Rental Income

The following table presents the results for rental income for the three months ended March 31, 2020, as compared to the corresponding period in 2019 (in thousands):

	Three Months Ended March 31,
	2020		2019
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears or Kmart	$7,725	23.3%	$20,686	47.5%	$(12,961)
Diversified tenants	27,989	84.5%	19,432	44.6%	8,557
Straight-line rent	(2,701)	(8.2)%	3,356	7.7%	(6,057)
Amortization of above/below market leases	97	0.3%	104	0.2%	(7)
Total rental income	$33,110	100.0%	$43,578	100.0%	$(10,468)

The decrease of $13.0 million in Sears or Kmart rental income for the three months ended March 31, 2020 is primarily due to a reduction in the number of properties leased to Sears or Kmart under the Original Master Lease and the Holdco Master Lease, as applicable, as a result of recapture and termination activity and the rejection of the Original Master Lease during the three months ended March 31, 2019.

The increase of $8.6 million in diversified tenants rental income for the three months ended March 31, 2020 is primarily due to newly commenced leases at locations formerly occupied by Sears or Kmart.

The decrease of $6.1 million in straight-line rental income for the three months ended March 31, 2020 is primarily due to accelerated amortization of straight-line rent receivables as a result of termination activity under the Holdco Master Lease offset by an increase in straight-line rent receivables related to diversified tenants under newly commenced leases

Property Operating Expenses and Real Estate Taxes

The Company incurs certain property operating and real estate tax expenses.

The following table presents the comparative results for property operating expenses and real estate taxes for the three months ended March 31, 2020, as compared to the corresponding period in 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Property operating expenses	$10,301	$10,237	$64
Real estate taxes	9,225	10,192	(967)

The increase of $0.1 million in property operating expense for the three months ended March 31, 2020 is primarily due to the Company directly incurring utility and certain common area maintenance expenses at properties for which Sears or Kmart paid such expenses directly during the three months ended March 31, 2019, partially offset by a decrease in property operating expenses as a result of asset sales and an increase in amounts capitalized due to development activity.

The decrease of $1.0 million in real estate taxes for the three months ended March 31, 2020 is primarily due to asset sales and an increase in amounts capitalized due to development activity.

Depreciation and Amortization Expenses

The increase of $7.9 million in depreciation and amortization expenses for the three months ended March 31, 2020 was due primarily to $10.5 million of accelerated amortization attributable to certain lease intangible assets offset by the non-recurrence of $2.2 million of accelerated depreciation during the three months ended March 31, 2019 related to certain buildings that were demolished for redevelopment and approximately $0.4 million of lower net scheduled depreciation.

Accelerated amortization results from the recapture of space from, or the termination of space by Holdco. Such recaptures and terminations are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and related expenses.

The decrease of $0.3 million in general and administrative expenses for the three months ended March 31, 2020 was driven primarily by lower professional fees and lower share-based compensation.

Gain on Sale of Real Estate

During the three months ended March 31, 2020, the Company sold four properties for aggregate consideration of $60.4 million and recorded gains totaling $20.8 million, which are included in gain on the sale of real estate within the condensed consolidated statements of operations.

Interest Expense

The Company incurs interest expense on its debt net of capitalized costs.

The decrease of $1.9 million in interest expense for the three months ended March 31, 2020 was driven by an increase in amounts capitalized due to increased development activity.

Liquidity and Capital Resources

In response to the COVID-19 pandemic, we have taken a number of actions to manage our cash resources, including putting substantially all of our construction projects on hold, reducing operating and corporate expenses, and amending certain terms of our Term Loan Facility.

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “obligations”), and, on a limited basis given the current environment, the reinvestment in and redevelopment of our properties (“development expenditures”).  As a result of a decrease in occupancy levels due to our recapture of space for redevelopment purposes and the execution of certain termination rights by Sears Holdings under the Original Master Lease and Holdco under the Holdco Master Lease, property rental income, which is our primary source of operating cash flow, did not fully fund obligations incurred during the three months ended March 31, 2020 and we had operating cash outflows of $10.2 million.  Additionally, our development expenditures during the three months ended March 31, 2020 drove investing cash outflows of $31.0 million.

Obligations are projected to continue to exceed property rental income, and the COVID-19 pandemic has created uncertainty with respect to rent collections and the timing of our construction projects, substantially all of which are currently on hold.  While we do not currently have the liquid funds available to satisfy our obligations and development expenditures, we expect to fund such obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement:

•

Sales of Wholly Owned Properties.  As of March 31, 2020, we had sold 46 Wholly Owned Properties, and additional outparcels at several properties, and generated approximately $318.0 million of gross proceeds since we began our capital recycling program in July 2017.  Subsequent to March 31, 2020, the Company sold one asset for gross proceeds of $10.0 million, bringing total gross sales proceeds for the year to $70.4 million and entered into contracts to sell assets for anticipated gross proceeds of $78.2 million;

•

Sales of Interests in JV Properties.  As of March 31, 2020, we had sold our interests in 13 JV Properties and generated approximately $258.1 million of gross proceeds since July 2017.  Certain of our joint venture agreements also include rights that allow us to sell our interests in select JV Properties to our partners at fair market value;

•

New joint ventures.  As of March 31, 2020, we had closed new joint ventures for 10 properties that generated approximately $185.4 million of gross proceeds since July 2017.  In addition to generating liquidity upon closing, new joint ventures also reduce our development expenditures by the amount of our partners’ interests in the ventures;

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

On May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment to the Senior Secured Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent (the “Amendment”) that permits the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million.  In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement).  Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on July 31, 2023; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the $400.0 million incremental funding facility under the Term Loan Agreement.

Additionally, the Amendment provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Facility.

Our Term Loan Facility includes a $400.0 million Incremental Funding Facility, access to which is subject to rental income from non-Sears Holdings tenants of at least $200.0 million, on an annualized basis and after giving effect to SNO leases expected to commence rent payment within 12 months, which we have not yet achieved. The timing of our ability to access the Incremental Funding Facility, if at all, will be adversely impacted by the COVID-19 pandemic.

Cash Flows for the Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019	$ Change
Net cash used in operating activities	$(10,200)	$(16,771)	$6,571
Net cash used in investing activities	(31,024)	(56,595)	25,571
Net cash used in financing activities	(1,299)	(16,866)	15,567

Cash Flows from Operating Activities

Significant changes in the components of net cash used in operating activities include:

−	In 2020, increased costs accrued to accounts payable, accrued expenses and other liabilities, and decreased rental income.

Cash Flows from Investing Activities

Significant components of net cash used in investing activities include:

−

In 2020, development of real estate and property improvements of ($73.6) million and investments in unconsolidated joint ventures of ($16.9) million, partially offset by $58.3 million of net proceeds from the sale of real estate; and

−

In 2019, development of real estate and property improvements of ($85.4) million and investments in unconsolidated joint ventures of ($9.1) million, partially offset by $37.6 million of net proceeds from the sale of real estate.

Cash Flows from Financing Activities

Significant components of net cash used in by financing activities include:

−	In 2020, cash distributions to common stockholders and holders of Operating Partnership units, ($1.2) million;
−	In 2019, cash distributions to common stockholders and holders of Operating Partnership units, ($14.0) million;
−	In 2019, cash payments of preferred dividends, ($1.2) million.

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A and Class C common shares during the three months ended March 31, 2020.  The Company’s Board of Trustees declared the following common stock dividends during 2019 with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2019
February 25	March 29	April 11	$0.25

The Company’s Board of Trustees declared the following dividends on preferred shares during 2020 and 2019:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2020
February 18	March 31	April 15	$0.43750
2019
October 23	December 31	January 15, 2020	$0.43750
July 23	September 30	October 15	0.43750
April 30	June 28	July 15	0.43750
February 25	March 29	April 15	0.43750

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

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of March 31, 2020 and December 31, 2019, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2019.

Capital Expenditures

The majority of our capital expenditures, tenant improvement costs and leasing commissions are from our retenanting and redevelopment projects described under the caption “—Retenanting and Redevelopment Projects” below.

During the three months ended March 31, 2020, we incurred maintenance capital expenditures of approximately $1.8 million that were not associated with retenanting and redevelopment projects.

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

On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the operative complaint in the Litigation relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination.  The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, the final outcome of such ordinary course legal proceedings and claims will not have a material effect on the condensed consolidated financial position, results of operations or liquidity of the Company.

Retenanting and Redevelopment Projects

The Company put substantially all of its construction projects on hold at the end of March and reduced capital expenditures to a select handful of projects. The Company deemed this action prudent in light of the COVID-19 pandemic, the resulting economic uncertainty and the direct impacts on its business, including reductions in rental income and the potential effects on future asset sales, which have been a meaningful source of capital for the Company’s development program.

These decisions were also influenced by tenant and construction uncertainty, including tenants’ ability to construct and open new stores and the feasibility of sustaining labor levels with safe working conditions and sourcing supplies, as well as restrictions at the state and local levels, including restrictions on construction and difficulties obtaining inspections and permits.

As of March 31, 2020, the Company had originated 91 retail redevelopment projects since the Company’s inception.  Excluding six projects that have been sold, these projects represented an estimated total investment of $1.6-1.7 billion ($1.4-1.5 billion at share), of which an estimated $570-650 million ($520-600 million at share) remained to be spent under the original development plans.  Additionally, the Company had recently announced its first three multifamily projects, each of which represented the first phase of larger, mixed-use developments and were expected to have an aggregate incremental cost of $325-350 million for the initial phases.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the three months ended March 31, 2020, there were no material changes to these policies.

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

The Company also considers NOI and Total NOI to be a helpful supplemental measure of its operating performance because it excludes from NOI variable items such as termination fee income, as well as non-cash items such as straight-line rent and amortization of lease intangibles.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended March 31,
NOI and Total NOI	2020	2019
Net loss	$(30,975)	$(10,894)
Termination fee income	(990)	—
Management and other fee income	(207)	(282)
Depreciation and amortization	34,097	26,216
General and administrative expenses	9,420	9,759
Equity in loss of unconsolidated joint ventures	894	(1,222)
Gain on sale of real estate	(20,788)	(21,261)
Interest and other income	(333)	(2,598)
Interest expense	21,513	23,454
Provision for income taxes	(37)	(23)
Straight-line rent adjustment	2,701	(3,355)
Above/below market rental income/expense	(97)	(104)
NOI	$15,198	$19,690
NOI of unconsolidated joint ventures	1,302	4,310
Straight-line rent adjustment (unconsolidated joint ventures)	(171)	375
Above/below market rental income/expense (unconsolidated joint ventures)	(482)	(97)
Total NOI	$15,847	$24,278

The following table reconciles FFO and Company FFO to GAAP net loss for the three months ended March 31, 2020 and March 31, 2019 (in thousands):

	Three Months Ended March 31,
FFO and Company FFO	2020	2019
Net loss	$(30,975)	$(10,894)
Real estate depreciation and amortization (consolidated properties)	33,587	25,575
Real estate depreciation and amortization (unconsolidated joint ventures)	1,844	2,627
Gain on sale of real estate	(20,788)	(21,261)
Dividends on preferred shares	(1,225)	(1,225)
FFO attributable to common shareholders and unitholders	$(17,557)	$(5,178)
Termination fee income	(990)	—
Amortization of deferred financing costs	106	118
Company FFO attributable to common shareholders and unitholders	$(18,441)	$(5,060)

FFO per diluted common share and unit	$(0.31)	$(0.09)
Company FFO per diluted common share and unit	$(0.33)	$(0.09)

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	37,232	35,671
Weighted average OP units outstanding	18,578	20,119
Weighted average common shares and units outstanding	55,810	55,790

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2019 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of March 31, 2020, we had $1.6 billion of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility that is not subject to interest rate fluctuations.

Fair Value of Debt

As of March 31, 2020, the estimated fair value of our debt was $1.5 billion.  The estimated fair value of our debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

Item 1A.	Risk Factors

Information regarding risk factors appears in our 2019 Annual Report on Form 10-K in Part I, Item 1A. Risk Factors.  Other than as noted, there have been no material changes from the risk factors previously disclosed in our 2019 Annual Report on Form 10-K.

The current pandemic of the novel coronavirus (COVID-19) is expected to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the business of our tenants and materially or adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders.

Since being reported in December 2019, COVID-19 has spread globally, including to every state in the United States. On March 11, 2020, the World Health Organization declared COVID-19 a pandemic, and on March 13, 2020, the United States declared a national emergency with respect to COVID-19.

The COVID-19 pandemic has had, and other pandemics in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity, the U.S. economy and the local economies in which our properties are located and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

Certain states and cities, including where our tenants conduct their business and where we own properties, have development sites and where our corporate offices are located, have also reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate.

As a result of the COVID-19 pandemic and related restrictions, substantially all our tenants have announced temporary closures of their stores, and we have placed substantially all of our construction projects on hold as of the end of March 2020. A number of our tenants have requested rent deferral or rent abatement during this pandemic, which the Company is evaluating on a case-by-case basis. While the Company intends to enforce its contractual rights under its leases, absent agreement between the Company and tenants with respect to such rent relief requests, there can be no assurance that rental modifications agreements will be reached or, if agreements are reached, that tenants will meet their future obligations. Some of our tenants may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy at our properties which could result in an increase in the number of co-tenancy claims due to falling below required occupancy thresholds and may impact our results.

Furthermore, in the event of any default by a tenant for non-payment of lease charges or early or limited cessation of operations, we might not be able to fully recover and/or experience delays and additional costs in enforcing our rights as landlord to recover amounts due to us under the terms of our agreements with such parties due to potential moratoriums imposed by various jurisdictions in light of the COVID-19 pandemic on landlord initiated commercial eviction and collection actions. One or more of our tenants may seek the protection of the bankruptcy laws as a result of the prolonged impact of the COVID-19 pandemic, which could result in the termination of such tenants’ leases, and consequently causing a reduction in our income. Tenant bankruptcies may make it more difficult for us to lease the remainder of the property or properties in which the bankrupt tenant operates and adversely impact our ability to successfully execute our re-leasing strategy.

Many experts predict that the outbreak will trigger, or may have already triggered, a period of global economic slowdown or a global recession. A sustained downturn in the U.S. economy and reduced consumer spending as well as consumer activity at brick-and-mortar commercial establishments due to the prolonged existence and threat of the COVID-19 pandemic could impose an economic recession in the United States which could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our properties could substantially decline during a significant downturn in the

U.S. economy which could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates and lead us to incur significant re-leasing costs.

The COVID-19 pandemic has also led to complete or partial shutdowns of manufacturing facilities and distribution centers in many countries, which could result in temporary or long-term disruptions in our tenants’ supply chains, or otherwise delay the delivery of inventory or other goods necessary for our tenants’ operations. Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management. Further, certain of our tenants may not be eligible for or may not be successful in securing stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

In addition, in response to an executive order issued by the Governor of New York, all of our employees based at our executive offices in New York are currently working remotely. The effects of the executive order, including an extended period of remote work arrangements, could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

The COVID-19 pandemic, or a future pandemic, could also have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations, liquidity and cash flows due to, among other factors:

•

Difficulty accessing debt and equity capital on attractive terms, or at all, impacts to our credit ratings, and a severe disruption and instability in the global financial markets or deteriorations in credit and financing conditions may affect our access to capital necessary to fund business operations or address maturing liabilities on a timely basis and our tenants' ability to fund their business operations and meet their obligations to us;

•	The financial impact could negatively impact our ability to pay dividends to our shareholders;
•

The financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Term Loan Facility or result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Incremental Term Loan Facility, conduct asset sales, fund development activity or pay dividends to our shareholders;

•

The worsening of estimated future cash flows due to a change in our plans, policies, or views of market and economic conditions as it relates to one or more of our adversely impacted properties could result in the recognition of substantial impairment charges imposed on our assets;

•	The credit quality of our tenants could be negatively impacted and we may significantly increase our allowance for doubtful accounts;
•	Difficulties completing our redevelopment projects on a timely basis, on budget or at all;
•	A general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to reinvest in or redevelop our properties; and
•

The potential negative impact on the health of our personnel, particularly if a significant number of them are impacted, could result in a deterioration in our ability to ensure business continuity during this disruption.

The extent to which the COVID-19 pandemic impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.  Additional closures by our tenants of their stores and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to pay dividends.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents, and future outbreak of other highly infectious or contagious diseases may present, material uncertainty and risk with respect to our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders. Moreover, many risk factors set forth in the 2019 Annual Report on Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID‑19 pandemic.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	SEC Document Reference

10.1	Amendment No. 1 to Senior Secured Term Loan Agreement, dated May 5, 2020, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to our Current Report on Form 8-K, filed May 8, 2020.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: May 11, 2020	/s/ Benjamin W. Schall
	By:	Benjamin W. Schall
President and Chief Executive Officer

Dated: May 11, 2020	/s/ Brian R. Dickman
	By:	Brian R. Dickman
Executive Vice President and Chief Financial Officer