Form 10-Q
period 2020-06-30
Seritage Growth Properties
filed 2020-08-10
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of July 31, 2020, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	38,644,689
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2020

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Investment in real estate
Land	$633,287	$667,004
Buildings and improvements	1,128,051	1,112,653
Accumulated depreciation	(136,518)	(147,696)
	1,624,820	1,631,961
Construction in progress	424,700	338,672
Net investment in real estate	2,049,520	1,970,633
Real estate held for sale	3,204	5,275
Investment in unconsolidated joint ventures	485,333	445,077
Cash and cash equivalents	81,675	139,260
Tenant and other receivables, net	65,278	54,470
Lease intangible assets, net	31,950	68,153
Prepaid expenses, deferred expenses and other assets, net	61,977	67,744
Total assets	$2,778,937	$2,750,612

LIABILITIES AND EQUITY
Liabilities
Term Loan Facility, net	$1,598,698	$1,598,487
Accounts payable, accrued expenses and other liabilities	168,277	108,755
Total liabilities	1,766,975	1,707,242

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 38,644,689 and 36,897,364 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	386	369
Class B common shares $0.01 par value; 5,000,000 shares authorized; 0 and 1,242,536 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	12
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of June 30, 2020 and December 31, 2019; liquidation preference of $70,000	28	28
Additional paid-in capital	1,178,268	1,149,721
Accumulated deficit	(441,753)	(418,711)
Total shareholders' equity	736,929	731,419
Non-controlling interests	275,033	311,951
Total equity	1,011,962	1,043,370
Total liabilities and equity	$2,778,937	$2,750,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
REVENUE
Rental income	$21,648	$38,697	$54,758	$82,275
Management and other fee income	171	1,814	378	2,096
Total revenue	21,819	40,511	55,136	84,371
EXPENSES
Property operating	8,697	9,302	18,998	19,539
Real estate taxes	9,384	10,159	18,609	20,351
Depreciation and amortization	23,702	20,194	57,799	46,410
General and administrative	8,644	8,297	18,064	18,056
Total expenses	50,427	47,952	113,470	104,356
Gain on sale of real estate, net	52,064	11,612	72,852	32,873
Equity in loss of unconsolidated joint ventures	(1,322)	(9,944)	(2,216)	(8,722)
Interest and other income	141	2,175	474	4,773
Interest expense	(22,145)	(22,141)	(43,658)	(45,595)
Income (loss) before taxes	130	(25,739)	(30,882)	(36,656)
Provision for taxes	(26)	(146)	11	(123)
Net income (loss)	104	(25,885)	(30,871)	(36,779)
Net (income) loss attributable to non-controlling interests	(32)	8,982	10,279	12,909
Net income (loss) attributable to Seritage	$72	$(16,903)	$(20,592)	$(23,870)
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,450)
Net loss attributable to Seritage common shareholders	$(1,153)	$(18,128)	$(23,042)	$(26,320)

Net loss per share attributable to Seritage Class A and Class C common shareholders - Basic	$(0.03)	$(0.50)	$(0.61)	$(0.73)
Net loss per share attributable to Seritage Class A and Class C common shareholders - Diluted	$(0.03)	$(0.50)	$(0.61)	$(0.73)
Weighted average Class A and Class C common shares outstanding - Basic	38,634	36,291	37,933	35,983
Weighted average Class A and Class C common shares outstanding - Diluted	38,634	36,291	37,933	35,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

	Class A Common		Class B Common		Class C Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2019	35,668	$357	1,322	$13	—	$—	2,800	$28	$1,124,504	$(344,132)	$369,688	1,150,458
Net loss	—	—	—	—	—	—	—	—	—	(23,870)	(12,909)	(36,779)
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	—	—	(1,286)	—	(1,286)
Common dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	—	—	(8,996)	(5,030)	(14,026)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	—	—	(2,450)		(2,450)
Vesting of restricted share units	(57)	(1)	—	—	—	—	—	—	(3,412)	—	—	(3,413)
Share-based compensation	72	1	—	—	—	—	—	—	3,015	—	—	3,016
Share class surrenders	—	—	(75)	(1)	—	—	—	—	1	—	—	—
OP Unit exchanges (1,145,735 units)	1,146	11	—	—	—	—	—	—	20,350	—	(20,361)	—
Balance at June 30, 2019	36,829	$368	1,247	$12	—	$—	$2,800	$28	$1,144,458	$(380,734)	$331,388	$1,095,520

Balance at January 1, 2020	36,897	$369	1,243	$12	—	$—	2,800	$28	$1,149,721	$(418,711)	$311,951	1,043,370
Net loss	—	—	—	—	—	—	—	—	—	(20,592)	(10,279)	(30,871)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	—	—	(2,450)	—	(2,450)
Vesting of restricted share units	98	1	—	—	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	1,913	—	—	1,913
Share class surrenders (1,242,536 common shares)	—	—	(1,243)	(12)	—	—	—	—	12	—	—	—
OP Units exchanges (1,650,000 units)	1,650	16	—	—	—	—	—	—	26,623	—	(26,639)	—
Balance at June 30, 2020	38,645	$386	—	$—	—	$—	2,800	$28	$1,178,268	$(441,753)	$275,033	$1,011,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

	Class A Common		Class B Common		Class C Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at April 1, 2019	35,690	$357	1,322	$13	—	$—	2,800	$28	$1,124,457	$(362,606)	$360,731	1,122,980
Net loss	—	—	—	—	—	—	—	—	—	(16,903)	(8,982)	(25,885)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	(34)	(1)	—	—	—	—	—	—	(1,799)	—	—	(1,800)
Share-based compensation	27	1	—	—	—	—	—	—	1,449	—	—	1,450
Share class surrenders	—	—	(75)	(1)	—	—	—	—	1	—	—	—
OP Unit exchanges (1,145,735 units)	1,146	$11	—	$—	—	$—	—	$—	$20,350	$—	$(20,361)	—
Balance at June 30, 2019	36,829	$368	1,247	$12	0	$—	2,800	$28	$1,144,458	$(380,734)	$331,388	$1,095,520

Balance at April 1, 2020	38,622	$386	—	$—	—	$—	2,800	$28	$1,177,553	$(440,600)	$275,001	1,012,368
Net income										72	32	104
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	23	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	715			715
Balance at June 30, 2020	38,645	$386	—	$—	—	$—	2,800	$28	$1,178,268	$(441,753)	$275,033	$1,011,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(30,871)	$(36,779)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	2,216	8,722
Distributions from unconsolidated joint ventures	46	781
Gain on sale of real estate, net	(72,852)	(32,873)
Share-based compensation	1,805	2,885
Depreciation and amortization	57,799	46,410
Amortization of deferred financing costs	211	223
Amortization of above and below market leases, net	(136)	(247)
Straight-line rent adjustment	5,395	(8,964)
Change in operating assets and liabilities
Tenants and other receivables	(12,499)	(1,994)
Prepaid expenses, deferred expenses and other assets	4,951	4,931
Accounts payable, accrued expenses and other liabilities	25,590	(9,625)
Net cash used in operating activities	(18,345)	(26,530)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated joint ventures	(41,066)	(19,618)
Distributions from unconsolidated joint ventures	1,150	1,484
Net proceeds from sale of real estate	142,493	53,758
Development of real estate	(139,282)	(182,560)
Net cash used in investing activities	(36,705)	(146,936)
CASH FLOW FROM FINANCING ACTIVITIES
Purchase of shares related to stock grant recipients' tax withholdings	(85)	(3,412)
Preferred dividends paid	(2,450)	(2,450)
Common dividends paid	—	(17,964)
Non-controlling interests distributions paid	—	(10,060)
Net cash used in financing activities	(2,535)	(33,886)
Net decrease in cash and cash equivalents	(57,585)	(207,352)
Cash and cash equivalents, beginning of period	139,260	532,857
Cash and cash equivalents, end of period	$81,675	$325,505

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$56,933	$56,622
Capitalized interest	15,196	12,960
Income taxes paid	31	171
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$61,141	$18,964
Preferred dividends declared and unpaid	1,225	1,225
Decrease in real estate, net resulting from deconsolidated properties
Real estate, net	—	(14,656)
Tenants and other receivables, net	—	(2)
Prepaid expenses, deferred expenses and other assets, net	—	(84)
Accounts payable, accrued expenses and other liabilities	—	6
Transfer to real estate assets held for sale	2,071	2,183
Transfer of below market asset to right of use asset	—	(11,005)
Recording of right of use assets	1,598	19,373
Recording of lease liabilities	(1,598)	(8,368)
Property delivered in exchange	—	(2,075)
Property received in exchange	—	11,326

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

Seritage is principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States.  As of June 30, 2020, the Company’s portfolio consisted of interests in 199 properties totaling approximately 31.6 million square feet of gross leasable area (“GLA”), including 171 wholly owned properties totaling approximately 27.1 million square feet of GLA across 44 states and Puerto Rico (the “Wholly Owned Properties), and interests in 28 joint venture properties totaling approximately 4.5 million square feet of GLA across 14 states (the “JV Properties”).

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

As of June 30, 2020, the Company leased space at five Wholly Owned Properties to Holdco under the Holdco Master Lease, after giving effect to the pending termination of the Holdco Master Lease at 12 properties.

Since inception, and excluding nine projects that have been sold, the Company has completed or substantially completed 58 redevelopment projects and, prior to the coronavirus (“COVID-19”) pandemic, had an additional 42 projects in various stages of redevelopment. As of June 30, 2020, including its proportional share of unconsolidated joint venture properties, the Company had 6.5 million square feet of GLA leased to diversified tenants under in-place leases, 3.4 million square feet of GLA leased to diversified tenants under signed not yet opened (“SNO”) leases, and 18.8 million square feet of GLA available for lease and/or redevelopment.

COVID-19 Pandemic

The spread of a novel strain of COVID-19 pandemic continues to have a significant impact on the retail, retail real estate and real estate development industries in the United States, including the Company’s properties.  As of August 4, 2020, approximately 93% of the Company’s in-place tenants (representing 92% of leased GLA and 86% of annual base rent (“ABR”) were open and/or operating in some capacity and the Company continues to work with tenants to collect rent, including evaluating select rent deferral requests.

As of August 4, 2020, the Company had collected 66% of rental income for the three months ended June 30, 2020, and agreed to defer an additional 21%, from tenants other than Holdco.  As of August 4, 2020, the Company had also collected 74% of July 2020 rental income, and agreed to defer an additional 7%, from tenants other than Holdco.  While the Company intends to enforce its contractual rights under its leases, there can be no assurance that additional rental modification agreements will be reached or that tenants will meet their future obligations.

The Company continues to advance its response to the COVID-19 pandemic with an emphasis on managing its cash resources and preserving the value of its assets and its platform, including by (i) negotiating rent deferral agreements with tenants, (ii) negotiating extended payment terms with vendors and contractors, (iii) amending its Term Loan Facility (as defined below) to provide for the potential deferral of interest expense, (iv) monetizing certain assets and (v) selectively allocating capital to restarting components of previously announced  redevelopment projects.

As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions will change, potentially significantly, in future periods and results for the three and six months ended June 30, 2020 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for the third quarter of 2020 or for future periods.  As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

Liquidity

In response to the COVID-19 pandemic, the Company has taken a number of actions to manage its cash resources, including keeping the majority of its construction projects on hold, reducing operating and corporate expenses, and amending certain terms of its Term Loan Facility, as described in Note 6, Debt.

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “obligations”), and, on a selective basis given the current environment, the reinvestment in and redevelopment of its properties (“development expenditures”).  As a result of a decrease in occupancy levels due to the Company’s recapture of space for redevelopment purposes and the execution of certain termination rights by Sears Holdings under the Original Master Lease and Holdco under the Holdco Master Lease, property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the six months ended June 30, 2020 and the Company had net operating cash outflows of $18.3 million.  Additionally, the Company’s development expenditures during the six months ended June 30, 2020 drove net investing cash outflows of $36.7 million.

Obligations are projected to continue to exceed property rental income and the COVID-19 pandemic has created uncertainty with respect to rent collections and the timing of the Company’s construction projects, the majority of which remain on hold.  While the Company does not currently have the liquid funds available to satisfy its obligations and development expenditures, the Company expects to fund such obligations and any development expenditures with a combination of capital sources including, but not limited to, cash on hand, sales of Wholly Owned Properties, sales of interests in JV Properties, and potential credit and capital markets transactions, subject to any approvals that may be required under the Company’s Term Loan Facility, as described in Note 6, Debt.  Management has determined that it is probable its plans will be effectively implemented within one year after the date the financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s obligations and development expenditures.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2019.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Operating results of three and six months ended June 30, 2020 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

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

If the Company has an interest in a VIE but it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting.  Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting.  The Company continually reconsiders its determination of whether an entity is a VIE and whether the Company qualifies as its primary beneficiary.  As of June 30, 2020 and December 31, 2019, the Company has several unconsolidated VIEs in the form of joint ventures (see Note 4).  The Company does not consolidate these entities because the Company is not the primary beneficiary and the nature of its involvement in the activities of these entities does not give the Company power over decisions that significantly affect these entities’ economic performance.

As of June 30, 2020, the Company holds a 69.1% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the condensed consolidated balance sheet.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  These indicators include macroeconomic conditions, such as the expected impact of the current COVID-19 pandemic.  If an indicator is identified, a real estate asset is considered impaired if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  If the COVID-19 pandemic causes economic and market conditions to deteriorate further, subsequent tests for impairment may result in future impairment charges.  The Company recognized $1.8 million in impairment losses for the three and six months ended June 30, 2020.  Such impairment losses are classified within gain on sale of real estate within the condensed consolidated statements of operations.  No impairment losses were recognized for the three and six months ended June 30, 2019.

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

The following table summarizes our gain on sale of real estate, net during the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contributions to unconsolidated joint ventures
Gross proceeds	$—	$—	$—	$18.7
Gain on sale of real estate, net	—	—	—	3.8
Dispositions to third parties
Gross proceeds	$98.6	$11.4	$158.9	$40.9
Gain on sale of real estate, net (1) (2)	52.1	11.6	72.9	29.3
Total gains on contributions and dispositions, net	$52.1	$11.6	$72.9	$33.1

(1)Includes impairment losses of $1.8 million for the three and six months ended June 30, 2020, which are classified within gain on sale of real estate, net within the condensed consolidated statements of operations.

(2)Includes gain of $6.9 million related to the exchange of a portion of one land parcel for two parcels of approximately equal size for the three and six months ended June 30, 2019.

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

As of June 30, 2020, one property was classified as held for sale with assets of $3.2 million and no liabilities, and as of December 31, 2019, two properties were classified as held for sale with assets of $5.3 million and no liabilities.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions (which include macroeconomic conditions such as the expected impact of the current COVID-19 pandemic), that the value of the Company’s investments in unconsolidated joint ventures may be impaired.  An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  If the COVID-19 pandemic causes economic and market conditions to deteriorate further, subsequent tests for impairment may result in future impairment charges.  No such impairment losses were recognized for each of the three and six months ended June 30, 2020 or June 30, 2019.

Cash and Cash Equivalents

The Company considers instruments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

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

The Company recorded an allowance for doubtful accounts of $3.3 million during the three months ended June 30, 2020. In addition, the Company also recorded a reversal of previously recorded straight-line rent of $4.7 million for the three months ended June 30, 2020.  In certain circumstances, when the Company believes that it is not reasonably certain that it will collect future amounts due, the Company will cease accruing rental income and the portion of rental income related to the straight-line method and instead the Company will recognize rental income on a cash basis.  If future circumstances change such that the Company believes that it is reasonably certain that the Company will collect all rental income remaining on such leases, the Company will resume accruing rental income.

Due to the COVID-19 pandemic, the Company has entered into amendments to existing leases with certain tenants (the “Rent Deferral Agreements”), that provide for the deferral of all or some portion of rental payments due during the period which such tenant was affected by the COVID-19 pandemic (“Deferred Rent”).  The Rent Deferral Agreements typically provide for repayment of the Deferred Rent within 6-12 months following the end of the rent deferral period and, in many instances, waive certain other conditions in favor of the Company while Deferred Rent is outstanding.  Deferred Rent generally becomes immediately due and payable under the Rent Deferral Agreements if the tenant does not make the minimum contractual payments or otherwise defaults on the lease.

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

As discussed further below in Recently Issued Accounting Pronouncements, the Company has elected to avail itself of the relief provided in the Lease Modification Question and Answer Document (the “Lease Modification Q&A”) issued by the Financial Accounting Standards Board (the “FASB”) in April 2020 and elected to not account for the Deferral Agreements on a lease by lease basis as modifications because the overall amount and term of the modified leases are significantly unchanged. As a result, the Company has not adjusted accrued rental revenues or the portion of accrued rental revenues related to the straight-line method for the portion which has been deferred.  When the Deferred Rents are repaid, the Company will relieve the accrual in tenant and other receivables.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of June 30, 2020, the Company leased space at five Wholly Owned Properties to Holdco under the Holdco Master Lease, after giving effect to the 12 terminations pursuant to the Amendment (as defined below), and a material amount of the Company’s rental revenues for the six months ended June 30, 2020 was derived from the Holdco Master Lease.  As a result, the Company’s exposure to Holdco has been reduced to a level such that Holdco no longer represents a significant concentration of credit risk with the exception of the termination payment due pursuant to the Amendment (as defined below).  Management believes the Company's portfolio is reasonably diversified by tenant and geographical location and does not contain any other significant concentrations of credit risk.  As of June 30, 2020, the Company's portfolio of 171 Wholly Owned Properties and 28 JV Properties was diversified by location across 44 states and Puerto Rico.

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

Class B non-economic common shares are excluded from earnings per share computations as they do not have economic rights.  As of June 30, 2020, all outstanding Class B common shares have been surrendered and there are currently no Class B common shares outstanding.  As of June 30, 2019, 1,247,060 Class B non-economic common shares were issued and outstanding.

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

Recently Issued Accounting Pronouncements

The following presents Accounting Standards Updates (“ASU”) issued by the FASB which have been adopted by the Company:

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
The Lease Modification Q&A

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

April 10, 2020

The Company has elected to avail itself of the relief provided in the Lease Modification Q&A for all leases which were modified during the second quarter of 2020.  The Company entered into Rent Deferral Agreements on 50 leases as of June 30, 2020 and an additional 6 leases subsequent to the end of the quarter. The Company has determined that the deferral agreements are all substantially similar arrangements and has elected to bypass the lease by lease analysis.  This election did not result in a material change to the Company’s financial statements.  The impact of this election is dependent upon the circumstances and characteristics of future modifications and as such the impact of the Lease Modification Q&A may change. Refer to revenue recognition in Note 2 for further information regarding the deferral agreements and their impact to the Company’s results of operations.

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $32.0 million and $7.7 million, respectively, as of June 30, 2020 and $68.2 million and $10.6 million, respectively, as of December 31, 2019.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

June 30, 2020
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$196,587	$(167,050)	$29,537
Above-market leases, net	5,563	(3,150)	$2,413
Total	$202,150	$(170,200)	$31,950

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$11,938	$(4,241)	$7,697
Total	$11,938	$(4,241)	$7,697

December 31, 2019
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$245,745	$(180,639)	$65,106
Above-market leases, net	6,625	(3,578)	3,047
Total	$252,370	$(184,217)	$68,153

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$15,912	$(5,264)	$10,648
Total	$15,912	$(5,264)	$10,648

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $38 thousand and $0.1million for the three months ended June 30, 2020 and June 30, 2019, respectively and $0.1 million and $0.2 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2020	$106
2021	83
2022	53
2023	110
2024	125

Amortization of an acquired below-market ground lease resulted in additional property expense of $51 thousand for each of the three months ended June 30, 2020 and June 30, 2019, respectively, and $0.1 million for each of the six months ended June 30, 2020 and June 30, 2019, respectively. Future amortization of the below-market ground lease is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2020	$101
2021	203
2022	203
2023	203
2024	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $9.7 million and $5.0 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $30.7 million and $53.3 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2020	$10,342
2021	3,097
2022	3,264
2023	2,325
2024	1,682

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

As of June 30, 2020, the Company had investments in nine unconsolidated joint ventures as follows:

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

		June 30, 2020
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

(4)	The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

The following tables present combined condensed financial data for the Company’s unconsolidated joint ventures (in thousands):

	June 30, 2020	December 31, 2019
ASSETS
Investment in real estate
Land	$336,739	$336,739
Buildings and improvements	528,650	517,068
Accumulated depreciation	(75,742)	(86,496)
	789,647	767,311
Construction in progress	235,951	177,028
Net investment in real estate	1,025,598	944,339
Cash and cash equivalents	29,261	27,977
Tenant and other receivables, net	2,341	3,113
Other assets, net	43,661	26,051
Total assets	$1,100,861	$1,001,480

LIABILITIES AND MEMBERS' INTERESTS
Liabilities

Mortgage loans payable, net	$14,648	$14,218
Accounts payable, accrued expenses and other liabilities	93,152	89,110
Total liabilities	107,800	103,328

Members' Interest
Additional paid in capital	997,368	934,120
Retained earnings	(4,307)	(35,968)
Total members interest	993,061	898,152
Total liabilities and members interest	$1,100,861	$1,001,480

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total revenue	$4,976	$8,968	$10,317	$20,186
Property operating expenses	(1,949)	(2,898)	(4,686)	(5,496)
Depreciation and amortization	(5,192)	(25,510)	(8,879)	(30,763)
Operating income	(2,165)	(19,440)	(3,248)	(16,073)
Other expenses	(478)	(448)	(967)	(1,370)
Net loss	$(2,643)	$(19,888)	$(4,215)	$(17,443)
Equity in loss of unconsolidated joint ventures (1)	$(1,322)	$(9,944)	$(2,108)	$(8,722)

(1)	Equity in loss of unconsolidated joint ventures on the condensed consolidated statements of operations includes basis difference adjustments.

Each unconsolidated joint venture is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated joint ventures generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated joint venture that differ from the Company’s equity interest in the unconsolidated joint venture.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated joint venture recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated joint venture and the unconsolidated joint venture’s basis in those assets or other items.  There were no joint venture impairment charges for the three and six months ended June 30, 2020 and June 30, 2019.

Joint Venture Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the West Hartford JV, the UTC JV, and Tech Ridge JV.  The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its joint ventures.  Refer to Note 2 for the Company’s accounting policies.  The Company also acts as the development manager for one of the properties in the GGP II JV which entitles the Company to receive certain development fees.  The Company earned $171 thousand and $1.8 million from these services for the three months ended June 30, 2020 and June 30, 2019, respectively, and $378 thousand and $2.1 million from these services for the six months ended June 30, 2020 and June 30, 2019, respectively.

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

On June 3, 2020, the Company entered into an amendment to the Holdco Master Lease (the “Amendment”) relating to the remaining 17 Wholly Owned Properties.  Pursuant to the Amendment, the Company terminated the Holdco Master Lease at 12 properties, each of which Holdco had the right to terminate without penalty on March 1, 2021 under the terms of the Holdco Master Lease, in return for a termination payment of $5.3 million payable upon the earlier of the completion of going-out-of-business sales or September 30, 2020.  In addition, the Company allowed Holdco to defer 100% of base rent at the five remaining stores for six months (April 2020 through September 2020) with the deferred rent payable over a 12-month period beginning October 2020.  Holdco will continue to pay all other additional rent (representing real estate taxes, utilities, common area maintenance and other property operating expenses) during the deferral period.

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

Revenues from the Holdco Master Lease, as amended by the Amendment, and the Original Master Lease for the three months ended June 30, 2020 and June 30, 2019 are as follows (in thousands and excluding straight-line rental income of $(3.4) million and $1.2 million for the three months ended June 30, 2020 and June 30, 2019, respectively, and $(7.9) million and $1.7 million for the six months ended June 30, 2020 and June 30, 2019, respectively).

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed rental income	$-	$5,667	$4,288	$17,955
Variable rental income (1)	(420)	5,853	3,419	14,251
Total rental income	$(420)	$11,520	$7,707	$32,206

(1)Fixed and variable rental income for the three and six months ended June 30, 2020 include the recognition of rental income deemed uncollectible related to the Amendment which resulted in the termination of the Holdco Master Lease at 12 stores and deferred rent at the five remaining stores.

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

As of June 30, 2020, the Company had previously exercised certain recapture rights with respect to 70 properties under the Original Master Lease prior to its rejection on March 12, 2019, and exercised recapture rights with respect to four properties under the Holdco Master Lease during the year ended December 31, 2019, including three properties where the Company had previously exercised certain recapture rights under the Original Master Lease.

The following table provides a summary of the Company’s recapture activity as of June 30, 2020:

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

Sears Holdings exercised termination rights with respect to 87 properties under the Original Master Lease prior to its rejection on March 12, 2019 and Holdco exercised termination rights with respect to 29 properties under the Holdco Master Lease during the year ended December 31, 2019.  Pursuant to the Amendment, the Company terminated the Holdco Master Lease at 12 properties for which Holdco had termination rights.  For the five remaining Wholly Owned Properties Holdco leases under the Holdco Master Lease, Deferred Rent becomes immediately due and payable if Holdco exercises its termination right.

The following table provides a summary of Sears Holdings’ and Holdco’s termination activity (excluding 31 properties totaling 4.3 million square feet that were rejected on March 12, 2019 as part of Sears Holdings’ bankruptcy filing) as of June 30, 2020:

(in thousands except property count)
Notice Date	Termination Date	Square Feet	Number of Properties	Redevelopments Announced	Properties Sold
June 2020	September 2020 (1)	1,800	12	2	—
November 2019	March 2020	4,332	29	7	1
August 2018	December 2018	1,605	13	6	3
June 2018	November 2018 (2)	1,218	9	6	1
April 2018	August 2018	1,494	9	4	1
June 2017	October 2017 (3)	3,812	20	8	4
January 2017	April 2017	1,872	19	7	8
September 2016	January 2017	1,727	17	8	6
Total		17,860	128	48	24

(1)	Properties terminated pursuant to the Amendment signed in June 2020.
(2)	Two properties were terminated in October 2018.
(3)	One property was terminated in November 2017 and one was terminated in January 2018.

As of June 30, 2020, the Company had commenced or completed redevelopment projects at 46 of the terminated properties, and sold an additional 24 of the terminated properties, and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears or Kmart.

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of June 30, 2020 and December 31, 2019 are approximately as follows:

(in thousands)	June 30, 2020 (1)
Remainder of 2020	48,837
2021	112,379
2022	105,271
2023	99,617
2024	95,958
2025	89,902
Thereafter	423,122
Total Lease Payments	$975,086

(1)	Amounts have been adjusted for Rent Deferral Agreements executed during the period.

(in thousands)	December 31, 2019
2020	$113,265
2021	121,909
2022	124,067
2023	119,745
2024	116,607
Thereafter	1,019,054
Total Lease Payments	$1,614,647

The components of lease revenues for the three and six months ended June 30, 2020 and 2019 were as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed rental income	$23,151	$23,513	$50,799	$52,502
Variable rental income	1,154	9,431	9,219	20,561
Total rental income	$24,305	$32,944	$60,018	$73,063

Lessee Disclosures

The Company has one ground lease and multiple corporate office leases which are classified as operating leases.  As of June 30, 2020 and December 31, 2019, the outstanding amount of right-of-use, or ROU, assets were $19.5 million and $18.5 million, respectively.

The Company recorded rent expense related to leased corporate office space of $505 thousand and $401 thousand for the three months ended June 30, 2020 and June 30, 2019, respectively.  The Company recorded rent expense related to leased corporate office space of $779 thousand and $686 thousand for the six months ended June 30, 2020 and June 30, 2019, respectively.  Such rent expense is classified within general and administrative expenses on the condensed consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $11 thousand for each of the three months ended June 30, 2020 and June 30, 2019.  The Company recorded ground rent expense of approximately $23 thousand for each of the six months ended June 30, 2020 and June 30, 2019.  Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations.  The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The following table sets forth information related to the measurement of our lease liabilities as of June 30, 2020:

As of June 30, 2020
Weighted average remaining lease term (in years)	10.46
Weighted average discount rate	7.00%
Cash paid for operating leases	$800,000

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

As of June 30, 2020, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

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

As of June 30, 2020, the Company was not in compliance with certain of the financial metrics described above.  As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of June 30, 2020, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets. During 2019, Berkshire Hathaway requested mortgages on a majority of the Company’s portfolio which were recorded in accordance with the mortgage and collateral requirement (the “Lender Request”).  There are no other changes to the terms and conditions of the Term Loan Facility, or the Company’s ability to operate thereunder, as a result of providing mortgages against any of the Company’s assets pursuant to the mortgage and collateral requirement.  The Company accounted for the Lender Request transaction as a modification of debt as of December 31, 2019.

The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of June 30, 2020 and December 31, 2019, the unamortized balance of the Company’s debt issuance costs were $1.3 million and $1.5 million, respectively.

On May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment to the Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permits the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million.  In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement).  Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on July 31, 2023; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the $400.0 million incremental funding facility under the Term Loan Agreement.

Additionally, the amendment to the Term Loan Agreement provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Facility.

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

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our condensed consolidated balance sheet consist of real estate assets that have been written down to estimated fair value and are classified as Level 3 within the fair value hierarchy.  The Company’s estimates of fair value are determined using discounted cash flow models, which consider, among other things, anticipated holding periods, current market conditions, potential development projects and utilize unobservable quantitative inputs, including appropriate capitalization and discount rates.

For the three and six months ended June 30, 2020, in accordance with ASC 360-10, Property, Plant and Equipment, the Company recorded an impairment loss of $1.8 million on two real estate assets which is included in gain on sale of real estate within the condensed consolidated statements of operations for the three and six months ended June 30, 2020.  The most significant inputs utilized in determining the fair value of these assets are capitalization rates which were between 7.0% and 8.0% and discount rates between 8.0% and 9.0%.  No impairments have been recorded for the three and six months ended June 30, 2019.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and term loan facility.  The fair value of cash equivalents is classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of June 30, 2020 and December 31, 2019, the estimated fair values of the Company’s debt obligations were $1.5 billion and $1.6 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company.  As of June 30, 2020, and December 31, 2019, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings.  Mr. Lampert is also the Chairman of Seritage.

As of June 30, 2020, Mr. Lampert beneficially owned a 30.9% interest in the Operating Partnership and approximately 6.6% of the outstanding Class A common shares.

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

In addition, as of June 30, 2020, the Company had incurred $1.4 million of development expenditures at properties owned by certain unconsolidated joint ventures for which the Company will be repaid by the respective unconsolidated joint ventures.  These amounts are included in tenant and other receivables, net on the Company’s condensed consolidated balance sheets.  As of December 31, 2019, the Company had incurred $9.7 million of such development expenditures.

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

As of June 30, 2020, the Company held a 69.1% interest in the Operating Partnership and ESL held a 30.9% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

During the six months ended June 30, 2020, 1,650,000 Operating Partnership Units (“OP Units”) were exchanged for an equal number of Class A shares.

As of June 30, 2020, 38,644,689 Class A common shares were issued and outstanding.

Class B Non-Economic Common Shares

During the six months ended June 30, 2020, 1,242,536 Class B non-economic common shares were surrendered to the Company.

As of June 30, 2020, there were no Class B non-economic common shares issued and outstanding.  The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, did not receive dividends and are not included in earnings per share computations.

Class C Non-Voting Common Shares

As of June 30, 2020, there were no Class C non-voting common shares issued or outstanding.

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

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A and Class C common shares during 2020.  The Company’s Board of Trustees declared the following common stock dividends during 2019 with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2019
February 25	March 29	April 11	$0.25

The Company’s Board of Trustees declared the following dividends on preferred shares during 2020 and 2019:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2020
June 9	June 30	July 15	$0.43750
February 18	March 31	April 15	0.43750
2019
October 23	December 31	January 15, 2020	$0.43750
July 23	September 30	October 15	0.43750
April 30	June 28	July 15	0.43750
February 25	March 29	April 15	0.43750

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator - Basic and Diluted
Net income (loss)	104	(25,885)	(30,871)	(36,779)
Net income (loss) attributable to non-controlling interests	(32)	8,982	10,279	12,909
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,450)
Net loss attributable to common shareholders - Basic and diluted	$(1,153)	$(18,128)	$(23,042)	$(26,320)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	38,634	36,291	37,933	35,983
Weighted average Class C common shares outstanding	-	-	-	-
Weighted average Class A and Class C common shares outstanding - Basic	38,634	36,291	37,933	35,983
Restricted shares and share units	-	-	-	-
Weighted average Class A and Class C common shares outstanding - Diluted	38,634	36,291	37,933	35,983

Net loss per share attributable to Class A and Class C common shareholders - Basic	$(0.03)	$(0.50)	$(0.61)	$(0.73)
Net loss per share attributable to Class A and Class C common shareholders - Diluted	$(0.03)	$(0.50)	$(0.61)	$(0.73)

No adjustments were made to the numerator for the three and six months ended June 30, 2020 or June 30, 2019 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and six months ended June 30, 2020 or June 30, 2019 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of June 30, 2020 and December 31, 2019, there were 389,624 and 349,318 shares, respectively, of share units outstanding.

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

The following table summarizes restricted share activity for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	349,318	$44.88
Share units granted	106,327	31.06
Restricted shares vested	(61,136)	43.54
Restricted shares forfeited	(4,885)	35.13
Unvested restricted shares at end of period	389,624	41.44

The Company recognized $626 thousand and $1.4 million in compensation expense related to the restricted shares for the three months ended June 30, 2020 and June 30, 2019, respectively, and $1.8 million and $2.9 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

Such expenses are included in general and administrative expenses on the Company's condensed consolidated statements of operations.

As of June 30, 2020, there were approximately $7.3 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 1.8 years. As of June 30, 2019, there were approximately $9.4 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 1.9 years.

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

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management, and leasing of diversified retail real estate throughout the United States.  As of June 30, 2020, the Company’s portfolio consisted of interests in 199 properties totaling approximately 31.6 million square feet of gross leasable area, including 171 Wholly Owned Properties totaling approximately 27.1 million square feet of GLA across 44 states and Puerto Rico, and interests in 28 JV Properties totaling approximately 4.5 million square feet of GLA across 14 states.

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

Since inception, and excluding nine projects that have been sold, we have completed or substantially completed 58 redevelopment projects and, prior to the coronavirus (‘COVID-19”) pandemic, had an additional 42 projects in various stages of redevelopment. As of June 30, 2020, including our proportional share of unconsolidated joint venture properties, we had 6.5 million square feet of GLA leased to diversified tenants under in-place leases, 3.4 million square feet of GLA leased to diversified tenants under signed not yet opened (“SNO”) leases, and 18.8 million square feet of GLA available for lease and/or redevelopment.

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

As of June 30, 2020, the Company leased space at five Wholly Owned Properties to Holdco under the Holdco Master Lease, after giving effect to the pending termination of the Holdco Master Lease at 12 properties.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc., which owns Holdco.  Mr. Lampert is also the Chairman of Seritage and controls each of the tenant entities that is a party to the Holdco Master Lease.

COVID-19 Pandemic

The COVID-19 pandemic continues to have a significant impact on the retail, retail real estate and real estate development industries in the United States, including our properties.  As of August 4, 2020, approximately 93% of our in-place tenants (representing 92% of leased GLA and 86% of ABR) were open and/or operating in some capacity and we continue to work with tenants to collect rent, including evaluating select rent deferral requests.

As of August 4, 2020, we had collected 66% of rental income for the three months ended June 30, 2020, and agreed to defer an additional 21%, from tenants other than Holdco.  As of August 4, 2020, we had also collected 74% of July 2020 rental income, and agreed to defer an additional 7%, from tenants other than Holdco.  While we intend to enforce our contractual rights under our leases, there can be no assurance that additional rental modification agreements will be reached or that tenants will meet their future obligations.  As of August 4, 2020, we had sold 13 properties and five outparcels for gross proceeds of $166.3 million year to date.

We continue to advance our response to the COVID-19 pandemic with an emphasis on managing our cash resources and preserving the value of our assets and our platform, including by (i) negotiating rent deferral agreements with tenants, (ii) negotiating extended payment terms with vendors and contractors, (iii) amending our Term Loan Facility to provide for the potential deferral of interest expense, (iv) monetizing certain assets and (v) selectively allocating capital to restarting components of previously announced  redevelopment projects.

As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that these conditions will change, potentially significantly, in future periods and results for the three and six months ended June 30, 2020 may not be indicative of the impact of the COVID-19 pandemic on our business for the third quarter of 2020 or for future periods.  As such, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows over the foreseeable future.

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

Comparison of the Three Months Ended June 30, 2020 to the Three Months Ended June 30, 2019

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change
Revenue
Rental income	$21,648	$38,697	$(17,049)
Expenses
Property operating	8,697	9,302	(605)
Real estate taxes	9,384	10,159	(775)
Depreciation and amortization	23,702	20,194	3,508
General and administrative	8,644	8,297	347
Gain on sale of real estate, net	52,064	11,612	40,452
Interest expense	22,145	22,141	4

Rental Income

The following table presents the results for rental income for the three months ended June 30, 2020, as compared to the corresponding period in 2019 (in thousands):

	Three Months Ended June 30,
	2020		2019
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears or Kmart	$(420)	(1.9)%	$11,520	29.8%	$(11,940)
Diversified tenants	24,725	114.2%	21,424	55.4%	3,301
Straight-line rent	(2,695)	(12.4)%	5,610	14.5%	(8,305)
Amortization of above/below market leases	38	0.2%	143	0.4%	(105)
Total rental income	$21,648	100.0%	$38,697	100.0%	$(17,049)

The decrease of $11.9 million in Sears or Kmart rental income for the three months ended June 30 2020 is primarily due to a reduction in the number of properties leased to Sears or Kmart under the Holdco Master Lease, as a result of recapture and termination activity and rental income deemed uncollectible including amounts related to the recent amendment to the Holdco Master Lease which resulted in the termination of the Holdco Master Lease at 12 stores and deferred rent at the five remaining stores.

The increase of $3.3 million in diversified tenants rental income for the three months ended June 30, 2020 was due primarily to newly commenced leases at locations formerly occupied by Sears or Kmart, offset by the recognition of rental income deemed uncollectible.

The decrease of $8.3 million in straight-line rental income for the three months ended June 30, 2020 was due primarily to the reversal of previously recorded straight-line rent, and accelerated amortization of straight-line rent receivables as a result of termination activity under the Holdco Master Lease and sold properties asset sales. The reversal of straight-line rent includes amounts related to the recent amendment to the Holdco Master Lease which resulted in the termination of the Holdco Master Lease at 12 stores and deferred rent at the five remaining stores, as well as to certain other tenants subject to in-place leases.

Property Operating Expenses and Real Estate Taxes

The Company incurs certain property operating and real estate tax expenses.

The following table presents the comparative results for property operating expenses and real estate taxes for the three months ended June 30, 2020, as compared to the corresponding period in 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019	$ Change
Property operating expenses	$8,697	$9,302	$(605)
Real estate taxes	9,384	10,159	(775)

The decrease of $605 thousand in property operating expense for the three months ended June 30, 2020 was due primarily to (i) a decrease in property operating expenses as a result of asset sales and (ii) an increase in amounts capitalized due to development activity, partially offset by an increase in utility and certain common area maintenance expenses at properties for which Sears or Kmart paid such expenses directly during the three months ended June 30, 2019.

The decrease of $775 thousand in real estate taxes for the three months ended June 30, 2020 was due primarily to asset sales and an increase in amounts capitalized due to development activity.

Depreciation and Amortization Expenses

The increase of $3.5 million in depreciation and amortization expenses for the three months ended June 30, 2020 was due primarily to $5.3 million of accelerated amortization attributable to certain lease intangible assets, offset by the non-recurrence of $2.0 million of accelerated depreciation during the three months ended June 30, 2019 related to certain buildings that were demolished for redevelopment.

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

The increase of $347 thousand in general and administrative expenses for the three months ended June 30, 2020 was driven primarily by increased legal expenses, partially offset by lower compensation and related expenses as a result of cost savings initiatives implemented in response to the COVID-19 pandemic, as well as lower share-based compensation.  The three months ended June 30, 2020 also included approximately $425 thousands of severance costs related to such costs savings initiatives.

Gain on Sale of Real Estate, Net

During the three months ended June 30, 2020, the Company sold nine properties and three outparcels for aggregate consideration of $98.6 million and recorded gains totaling $53.9 million, which are included in gain on sale of real estate, net within the condensed consolidated statements of operations.  During the three months ended June 30, 2020, the Company recognized $1.8 million in impairment losses, which are included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Interest Expense

The Company incurs interest expense on its debt net of capitalized costs. Interest expense incurred for the three months ended June 30, 2020 was consistent compared to the corresponding period in 2019.

Comparison of the Six Months Ended June 30, 2020 to the Six Months Ended June 30, 2019

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change

Revenue
Rental income	$54,758	$82,275	$(27,517)
Expenses
Property operating	18,998	19,539	(541)
Real estate taxes	18,609	20,351	(1,742)
Depreciation and amortization	57,799	46,410	11,389
General and administrative	18,064	18,056	8
Gain on sale of real estate, net	72,852	32,873	39,979
Interest expense	43,658	45,595	(1,937)

Rental Income

The following table presents the results for rental income for the six months ended June 30, 2020, as compared to the corresponding period in 2019 (in thousands):

	Six Months Ended June 30,
	2020		2019
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears or Kmart	$7,707	14.1%	$32,206	39.1%	$(24,499)
Diversified tenants	52,311	95.5%	40,856	49.7%	11,455
Straight-line rent	(5,396)	(9.9)%	8,966	10.9%	(14,362)
Amortization of above/below market leases	136	0.2%	247	0.3%	(111)
Total rental income	$54,758	100.0%	$82,275	100.0%	$(27,517)

The decrease of $24.5 million in Sears or Kmart rental income for the six months ended June 30, 2020 was due primarily to a reduction in the number of properties leased to Sears or Kmart under the Original Master Lease and the Holdco Master Lease, as applicable, as a result of recapture and termination activity and rental income deemed uncollectible including amounts related to the recent amendment to the Holdco Master Lease which resulted in the termination of the Holdco Master Lease at 12 stores and deferred rent at the five remaining stores.

The increase of $11.5 million in diversified tenants rental income for the six months ended June 30, 2020 was due primarily to newly commenced leases at locations formerly occupied by Sears or Kmart offset by rental income deemed uncollectible.

The decrease of $14.4 million in straight-line rental income for the six months ended June 30, 2020 was due primarily to the reversal of previously recorded straight-line rent, accelerated amortization of straight-line rent receivables as a result of termination activity under the Holdco Master Lease and sold properties asset sales. This is offset by an increase in straight-line rent receivables related to diversified tenants under newly commenced leases.

Property Operating Expenses and Real Estate Taxes

The following table presents the comparative results for property operating expenses and real estate taxes for the six months ended June 30, 2020, as compared to the corresponding period in 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change

Property operating expenses	$18,998	$19,539	$(541)
Real estate taxes	18,609	20,351	(1,742)

The decrease of $541 thousand in property operating expense for the six months ended June 30, 2020 was due primarily to (i) a decrease in property operating expenses as a result of asset sales and (ii) an increase in amounts capitalized due to development activity, partially offset by an increase of utility and certain common area maintenance expenses at properties for which Sears or Kmart paid such expenses directly during the six months ended June 30, 2019.

The decrease of $1.7 million in real estate taxes for the six months ended June 30, 2020 was due primarily to asset sales and an increase in amounts capitalized due to development activity.

Depreciation and Amortization Expenses

The increase of $11.4 million in depreciation and amortization expenses for the six months ended June 30, 2020 was due primarily to $15.8 million of accelerated amortization attributable to certain lease intangible assets, offset by the non-recurrence of $4.2 million of accelerated depreciation during the three months ended June 30, 2019 related to certain buildings that were demolished for redevelopment.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2020 remained consistent due primarily to increased legal expenses that were offset by lower compensation and related expenses as a result of cost savings initiatives implemented in response to the COVID-19 pandemic, as well as lower share-based compensation.

Gain on Sale of Real Estate, Net

During the six months ended June 30, 2020, the Company sold thirteen properties and three outparcels for aggregate consideration of $158.9 million and recorded gains totaling $74.7 million, which are included in gain on sale of real estate, net within the condensed consolidated statements of operations.  During the six months ended June 30, 2020, the Company recognized $1.8 million in impairment losses which are included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Interest Expense

The decrease of $1.9 million in interest expense for the six months ended June 30, 2020 was driven by an increase in amounts capitalized due to increased development activity.

Liquidity and Capital Resources

In response to the COVID-19 pandemic, we have taken a number of actions to manage our cash resources, including putting the majority of our construction projects on hold, reducing operating and corporate expenses, and amending certain terms of our Term Loan Facility, as described in Note 6 of the condensed consolidated financial statements included herein.

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “obligations”), and, on a selective basis given the current environment, the reinvestment in and redevelopment of our properties (“development expenditures”).  As a result of a decrease in occupancy levels due to our recapture of space for redevelopment purposes and the execution of certain termination rights by Sears Holdings under the Original Master Lease and Holdco under the Holdco Master Lease, property rental income, which is our primary source of operating cash flow, did not fully fund obligations incurred during the six months ended June 30, 2020 and we had net operating cash outflows of $18.3 million.  Additionally, our development expenditures during the six months ended June 30, 2020 drove net investing cash outflows of $36.7 million.

Obligations are projected to continue to exceed property rental income and the COVID-19 pandemic has created uncertainty with respect to rent collections and the timing of our construction projects, the majority of which remain on hold.  While we do not currently have the liquid funds available to satisfy our obligations and development expenditures, we expect to fund such obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement:

•

Sales of Wholly Owned Properties.  As of June 30, 2020, we had sold 55 Wholly Owned Properties, and additional outparcels at certain properties, and generated approximately $406.6 million of gross proceeds since we began our capital recycling program in July 2017.  Subsequent to June 30, 2020, we sold two outparcels for gross proceeds of $7.3 million and, as of August 4, 2020, had entered into contracts to sell additional assets for anticipated gross proceeds of $91.5 million;

•

Sales of Interests in JV Properties.  As of June 30, 2020, we had sold our interests in 13 JV Properties and generated approximately $258.1 million of gross proceeds since July 2017.  Certain of our joint venture agreements also include rights that allow us to sell our interests in select JV Properties to our partners at fair market value;

•

New joint ventures.  As of June 30, 2020, we had closed new joint ventures for 10 properties that generated approximately $185.4 million of gross proceeds since July 2017.  In addition to generating liquidity upon closing, new joint ventures also reduce our development expenditures by the amount of our partners’ interests in the ventures;

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

On May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment to the Senior Secured Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permits the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million.  In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement).  Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on July 31, 2023; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the $400.0 million incremental funding facility under the Term Loan Agreement.

Additionally, the amendment to the Term Loan Agreement provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Facility.

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

Cash Flows for the Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2020 and 2019 (in thousands):

	Six Months Ended June 30,
	2020	2019	$ Change
Net cash used in operating activities	$(18,345)	$(26,530)	$8,185
Net cash used in investing activities	(36,705)	(146,936)	110,231
Net cash used in financing activities	(2,535)	(33,886)	31,351

Cash Flows from Operating Activities

Significant changes in net cash used in operating activities include:

−	In 2020, a decrease in rental income and an increase in tenant and other receivables, partially offset by an increase in accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Significant components of net cash used in investing activities include:

−

In 2020, development of real estate and property improvements of ($139.3) million and investments in unconsolidated joint ventures of ($41.1) million, partially offset by $142.5 million of net proceeds from the sale of real estate; and

−

In 2019, development of real estate and property improvements of ($182.6) million and investments in unconsolidated joint ventures of $(19.6) million, partially offset by $53.8 million of net proceeds from the sale of real estate.

Cash Flows from Financing Activities

Significant components of net cash used in by financing activities include:

−	In 2020, cash payments of preferred dividends, ($2.5) million;
−	In 2019, cash distributions to common stockholders and holders of Operating Partnership units, ($28.0) million;
−	In 2019, cash payments of preferred dividends, ($2.5) million.

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A and Class C common shares during the six months ended June 30, 2020.  The Company’s Board of Trustees declared the following common stock dividends during 2019 with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2019
February 25	March 29	April 11	$0.25

The Company’s Board of Trustees declared the following dividends on preferred shares during 2020 and 2019:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2020
June 9	June 30	July 15	$0.43750
February 18	March 31	April 15	0.43750
2019
October 23	December 31	January 15, 2020	$0.43750
July 23	September 30	October 15	0.43750
April 30	June 28	July 15	0.43750
February 25	March 29	April 15	0.43750

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

Off-Balance Sheet Arrangements

The Company accounts for its investments in joint ventures that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated joint ventures.  As of June 30, 2020, and December 31, 2019, we did not have any off-balance sheet financing arrangements.

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

During the three and six months ended June 30, 2020, we incurred maintenance capital expenditures of approximately $0.7 million and $2.5 million, respectively, that were not associated with retenanting and redevelopment projects.

During the year ended December 31, 2019, we incurred maintenance capital expenditures of approximately $6.6 million that were not associated with retenanting and redevelopment projects.

Litigation and Other Matters

In accordance with accounting standards regarding loss contingencies, we accrue an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued or disclose the fact that such a range of loss cannot be estimated.  We do not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. In such cases, we disclose the nature of the contingency, and an estimate of the possible loss, range of loss, or disclose the fact that an estimate cannot be made.

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

On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the operative complaint in the Litigation relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination.  We believe that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

We are subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, the final outcome of such ordinary course legal proceedings and claims will not have a material effect on the condensed consolidated financial position, results of operations or liquidity of the Company.

Retenanting and Redevelopment Projects

During the three months ended June 30, 2020, we restarted components of select suburban retail redevelopment projects, including certain spaces previously delivered to tenants, representing a potential investment of approximately $42.7 million and potential annual rental income of approximately $12.7 million over the next 6-12 months, subject to tenant opening schedules.

Including these restarted projects, and excluding any assets that have been sold, we estimate we will have invested approximately $796.2 million in suburban retail redevelopment projects that are expected to generate approximately $79.2 million of annual rental income, of which $66.5 million is derived from currently in-place leases and $12.7 million is derived from SNO leases related to the restarted project activity.

The remainder of our previously announced suburban retail redevelopment projects, totaling $400-450 million of potential capital investment, remains on hold due to the COVID-19 pandemic and the direct impacts to our business.  We deem this approach to capital deployment prudent given the uncertainty regarding tenants’ ability to construct and open new stores and the feasibility of sustaining labor levels with safe working conditions, as well as the risk to future rent collections and asset sales, the latter of which has been a meaningful source of capital for our development program.

We are performing limited non-tenant construction activity at select properties, including our previously underway premier projects, and working with tenants to preserve signed leases and modify schedules for project completion and store openings.

Additionally, we are working with our development partners to obtain project financing and reassess construction schedules for our three previously announced multifamily projects, each of which represents the first phase of larger, mixed-use developments.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the six months ended June 30, 2020, there were no material changes to these policies.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
NOI and Total NOI	2020	2019	2020	2019
Net income (loss)	$104	$(25,885)	$(30,871)	$(36,779)
Termination fee income	—	—	(990)	—
Management and other fee income	(171)	(1,814)	(378)	(2,096)
Depreciation and amortization	23,702	20,194	57,799	46,410
General and administrative expenses	8,644	8,297	18,064	18,056
Equity in loss of unconsolidated joint ventures	1,322	9,944	2,216	8,722
Gain on sale of real estate	(52,064)	(11,612)	(72,852)	(32,873)
Interest and other income	(141)	(2,175)	(474)	(4,773)
Interest expense	22,145	22,141	43,658	45,595
Provision for income taxes	26	146	(11)	123
Straight-line rent	2,694	(5,609)	5,395	(8,964)
Above/below market rental income/expense	(39)	(143)	(136)	(247)
NOI	$6,222	$13,484	$21,420	$33,174
Unconsolidated joint ventures
NOI (before adjustments)	1,514	2,849	2,816	7,159
Straight-line rent	(100)	(314)	(271)	61
Above/below market rental income/expense	(58)	(1,374)	(540)	(1,471)
Termination fee income	(293)	—	(293)	—
Total NOI	$7,285	$14,645	$23,132	$38,923

The following table reconciles FFO and Company FFO to GAAP net loss for the three and six months ended June 30, 2020 and June 30, 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO and Company FFO	2020	2019	2020	2019
Net income (loss)	$104	$(25,885)	$(30,871)	$(36,779)
Real estate depreciation and amortization (consolidated properties)	23,201	19,800	56,788	45,375
Real estate depreciation and amortization (unconsolidated joint ventures)	2,597	12,755	4,441	15,382
Gain on sale of real estate	(52,064)	(11,612)	(72,852)	(32,873)
Dividends on preferred shares	(1,225)	(1,225)	(2,450)	(2,450)
FFO attributable to common shareholders and unitholders	$(27,387)	$(6,167)	$(44,944)	$(11,345)
Termination fee income	—	—	(990)	—
Termination fee income (unconsolidated joint ventures)	(293)	—	(293)	—
Amortization of deferred financing costs	105	105	211	223
Severance costs	425	—	425	—
Company FFO attributable to common shareholders and unitholders	$(27,150)	$(6,062)	$(45,591)	$(11,122)

FFO per diluted common share and unit	$(0.49)	$(0.11)	$(0.80)	$(0.20)
Company FFO per diluted common share and unit	$(0.49)	$(0.11)	$(0.82)	$(0.20)

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	38,634	36,291	37,933	35,983
Weighted average OP units outstanding	17,255	19,515	17,916	19,815
Weighted average common shares and units outstanding	55,889	55,806	55,849	55,798

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2019 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of June 30, 2020, we had $1.6 billion of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility that is not subject to interest rate fluctuations.

Fair Value of Debt

As of June 30, 2020, the estimated fair value of our debt was $1.5 billion.  The estimated fair value of our debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any material impact from many of our employees working remotely due to the COVID-19 pandemic.

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

Certain states and cities, including where our tenants conduct their business and where we own properties, have development sites and where our corporate offices are located, have also reacted to the COVID-19 pandemic by instituting quarantines, restrictions on travel, “shelter in place” rules, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. The Company cannot predict if additional states and cities will implement similar restrictions, when restrictions currently in place will expire or if such restrictions will be implemented again. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate.

These containment measures and other factors have affected operations at the Company’s properties. As of August 4, 2020, approximately 93% of the Company’s in-place tenants (representing 92% of leased GLA and 86% of ABR) were open and/or operating in some capacity and the Company continues to work with tenants to collect rent, including evaluating select rent deferral requests.  As of August 4, 2020, the Company had collected 66% of rental income for the three months ended June 30, 2020, and agreed to defer an additional 21%, from tenants other than Holdco.  As of August 4, 2020, the Company had also collected 74% July 2020 rental income, and agreed to defer an additional 7%, from tenants other than Holdco.  While the Company intends to enforce its contractual rights under its leases, there can be no assurance that additional rental modification agreements will be reached or that tenants will meet their future obligations.  Some of our tenants may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy at our properties which could result in an increase in the number of co-tenancy claims due to falling below required occupancy thresholds and may impact our results.

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

The COVID-19 pandemic has also led to complete or partial shutdowns of manufacturing facilities and distribution centers in many countries, which could result in temporary or long-term disruptions in our tenants’ supply chains, or otherwise delay the delivery of inventory or other goods necessary for our tenants’ operations. Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management. Further, certain of our tenants may not have been eligible for or successful in securing stimulus funds under the Coronavirus Aid, Relief, and Economic Security Act of 2020.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description	SEC Document Reference

10.1	Amendment No. 1 to Senior Secured Term Loan Agreement, dated May 5, 2020, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to our Current Report on Form 8-K, filed May 8, 2020.

10.2	Second Amendment to Holdco Master Lease, dated as of June 3, 2020, by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC	Incorporated by reference to our Current Report on Form 8-K, filed June 4, 2020.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: August 7, 2020	/s/ Benjamin W. Schall
	By:	Benjamin W. Schall
President and Chief Executive Officer

Dated: August 7, 2020	/s/ Brian R. Dickman
	By:	Brian R. Dickman
Executive Vice President and Chief Financial Officer