Form 10-Q
period 2020-09-30
Seritage Growth Properties
filed 2020-11-09
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of October 30, 2020, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	38,644,689
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2020

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Investment in real estate
Land	$601,882	$667,004
Buildings and improvements	1,172,848	1,112,653
Accumulated depreciation	(142,025)	(147,696)
	1,632,705	1,631,961
Construction in progress	363,317	338,672
Net investment in real estate	1,996,022	1,970,633
Real estate held for sale	8,190	5,275
Investment in unconsolidated entities	487,424	445,077
Cash and cash equivalents	118,227	139,260
Restricted cash	2,692	—
Tenant and other receivables, net	39,916	54,470
Lease intangible assets, net	20,756	68,153
Prepaid expenses, deferred expenses and other assets, net	69,788	67,744
Total assets	$2,743,015	$2,750,612

LIABILITIES AND EQUITY
Liabilities
Term Loan Facility, net	$1,598,804	$1,598,487
Sales-leaseback financing obligations	20,416	—
Accounts payable, accrued expenses and other liabilities	184,000	108,755
Total liabilities	1,803,220	1,707,242

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 38,644,689 and 36,897,364 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	386	369
Class B common shares $0.01 par value; 5,000,000 shares authorized; 0 and 1,242,536 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	12
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019; liquidation preference of $70,000	28	28
Additional paid-in capital	1,179,727	1,149,721
Accumulated deficit	(493,031)	(418,711)
Total shareholders' equity	687,110	731,419
Non-controlling interests	252,685	311,951
Total equity	939,795	1,043,370
Total liabilities and equity	$2,743,015	$2,750,612

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
REVENUE
Rental income	$33,966	$46,833	$88,724	$129,108
Management and other fee income	(259)	795	119	2,891
Total revenue	33,707	47,628	88,843	131,999
EXPENSES
Property operating	11,154	11,462	30,152	31,001
Real estate taxes	9,487	9,164	28,096	29,515
Depreciation and amortization	23,647	21,593	81,446	68,003
General and administrative	11,203	8,130	29,267	26,186
Total expenses	55,491	50,349	168,961	154,705
(Loss) Gain on sale of real estate, net	(14,706)	12,445	59,959	45,318
Impairment of real estate assets	(14,594)	—	(16,407)	—
Equity in loss of unconsolidated entities	(335)	(5,616)	(2,551)	(14,338)
Interest and other income	1,986	1,416	2,460	6,189
Interest expense	(22,742)	(22,046)	(66,400)	(67,641)
Loss before taxes	(72,175)	(16,522)	(103,057)	(53,178)
Provision for taxes	(226)	40	(215)	(83)
Net loss	(72,401)	(16,482)	(103,272)	(53,261)
Net loss attributable to non-controlling interests	22,348	5,604	32,627	18,513
Net loss attributable to Seritage	$(50,053)	$(10,878)	$(70,645)	$(34,748)
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net loss attributable to Seritage common shareholders	$(51,278)	$(12,103)	$(74,320)	$(38,423)

Net loss per share attributable to Seritage Class A and Class C common shareholders - Basic	$(1.33)	$(0.33)	$(1.95)	$(1.06)
Net loss per share attributable to Seritage Class A and Class C common shareholders - Diluted	$(1.33)	$(0.33)	$(1.95)	$(1.06)
Weighted average Class A and Class C common shares outstanding - Basic	38,645	36,829	38,172	36,268
Weighted average Class A and Class C common shares outstanding - Diluted	38,645	36,829	38,172	36,268

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

	Class A Common		Class B Common		Class C Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2019	35,668	$357	1,322	$13	—	$—	2,800	$28	$1,124,504	$(344,132)	$369,688	1,150,458
Net loss	—	—	—	—	—	—	—	—	—	(34,748)	(18,513)	(53,261)
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	—	—	(1,286)	—	(1,286)
Common dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	—	—	(8,996)	(5,030)	(14,026)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	—	—	—	—	(3,675)		(3,675)
Vesting of restricted share units	15	—	—	—	—	—	—	—	(3,523)	—	—	(3,523)
Share-based compensation	—	—	—	—	—	—	—	—	4,522	—	—	4,522
Share class surrenders	—	—	(75)	(1)	—	—	—	—	1	—	—	—
OP Unit exchanges (1,145,735 units)	1,146	11	—	—	—	—	—	—	20,350	—	(20,361)	—
Balance at September 30, 2019	36,829	$368	1,247	$12	—	$—	$2,800	$28	$1,145,854	$(392,837)	$325,784	$1,079,209

Balance at January 1, 2020	36,897	$369	1,243	$12	—	$—	2,800	$28	$1,149,721	$(418,711)	$311,951	1,043,370
Net loss	—	—	—	—	—	—	—	—	—	(70,645)	(32,627)	(103,272)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	—	—	—	—	(3,675)	—	(3,675)
Vesting of restricted share units	98	1	—	—	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	3,372	—	—	3,372
Share class surrenders (1,242,536 common shares)	—	—	(1,243)	(12)	—	—	—	—	12	—	—	—
OP Units exchanges (1,650,000 units)	1,650	16	—	—	—	—	—	—	26,623	—	(26,639)	—
Balance at September 30, 2020	38,645	$386	—	$—	—	$—	2,800	$28	$1,179,727	$(493,031)	$252,685	$939,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

	Class A Common		Class B Common		Class C Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at July 1, 2019	36,829	$368	1,247	$12	—	$—	2,800	$28	$1,144,458	$(380,734)	$331,388	1,095,520
Net loss	—	—	—	—	—	—	—	—	—	(10,878)	(5,604)	(16,482)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	—	—	—	—	—	—	—	—	(111)	—	—	(111)
Share-based compensation	—	—	—	—	—	—	—	—	1,507	—	—	1,507
Balance at September 30, 2019	36,829	$368	1,247	$12	0	$—	2,800	$28	$1,145,854	$(392,837)	$325,784	$1,079,209

Balance at July 1, 2020	38,645	$386	—	$—	—	$—	2,800	$28	$1,178,268	$(441,753)	$275,033	1,011,962
Net income										(50,053)	(22,348)	(72,401)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	1,459	—	—	1,459
Balance at September 30, 2020	38,645	$386	—	$—	—	$—	2,800	$28	$1,179,727	$(493,031)	$252,685	$939,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(103,272)	$(53,261)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated entities	2,551	14,338
Distributions from unconsolidated entities	93	821
Gain on sale of real estate, net	(59,959)	(45,318)
Impairment of real estate assets	16,407	-
Share-based compensation	3,179	4,234
Depreciation and amortization	81,446	68,003
Amortization of deferred financing costs	316	329
Amortization of above and below market leases, net	(1,677)	(382)
Straight-line rent adjustment	3,621	(15,625)
Change in operating assets and liabilities
Tenants and other receivables	6,315	(1,518)
Prepaid expenses, deferred expenses and other assets	(3,627)	(7,866)
Accounts payable, accrued expenses and other liabilities	29,307	(2,104)
Net cash used in operating activities	(25,300)	(38,349)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(50,660)	(32,710)
Distributions from unconsolidated entities	1,150	1,744
Net proceeds from sale of real estate	234,777	83,142
Development of real estate	(194,964)	(279,142)
Net cash used in investing activities	(9,697)	(226,966)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale-leaseback financing obligations	20,416	-
Purchase of shares related to stock grant recipients' tax withholdings	(85)	(3,523)
Preferred dividends paid	(3,675)	(3,675)
Common dividends paid	—	(17,964)
Non-controlling interests distributions paid	—	(10,060)
Net cash provided (used) in financing activities	16,656	(35,222)
Net decrease in cash and cash equivalents	(18,341)	(300,537)
Cash and cash equivalents, and restricted cash, beginning of period	139,260	532,857
Cash and cash equivalents, and restricted cash, end of period	$120,919	$232,320

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$85,555	$85,244
Capitalized interest	22,215	20,641
Income taxes paid	256	172
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$45,091	$22,580
Preferred dividends declared and unpaid	1,225	1,225
Decrease in real estate, net resulting from deconsolidated properties
Real estate, net	(26,977)	(17,237)
Lease intangibles, asset	(567)	(26)
Tenants and other receivables, net	(610)	(2)
Prepaid expenses, deferred expenses and other assets, net	(528)	(84)
Accounts payable, accrued expenses and other liabilities	547	6
Transfer to real estate assets held for sale	2,915	7,119
Transfer of below market asset to right of use asset	—	(11,005)
Recording of right of use assets	1,598	19,373
Recording of lease liabilities	(1,598)	(8,368)
Property delivered in exchange	—	(2,075)
Property received in exchange	—	11,326

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

Seritage is principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States.  As of September 30, 2020, the Company’s portfolio consisted of interests in 195 properties totaling approximately 30.4 million square feet of gross leasable area (“GLA”), including 166 wholly owned properties totaling approximately 25.7 million square feet of GLA across 44 states and Puerto Rico (the “Wholly Owned Properties”), and interests in 29 properties totaling approximately 4.7 million square feet of GLA across 14 states that are owned in unconsolidated entities (the “Unconsolidated Properties”).

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

As of September 30, 2020, the Company leased space at five Wholly Owned Properties to Holdco under the Holdco Master Lease.

Since inception, and excluding nine projects that have been sold, the Company has completed or substantially completed 59 redevelopment projects and, as of September 30, 2020, had an additional 12 projects in various stages of redevelopment.  The remainder of the Company’s previously announced redevelopment projects remain on hold due to the coronavirus (“COVID-19”) pandemic and the direct impacts on the Company’s business.  As of September 30, 2020, including its proportional share of unconsolidated properties, the Company had 6.4 million square feet of GLA leased to diversified tenants under in-place leases, 2.9 million square feet of GLA leased to diversified tenants under signed not yet opened (“SNO”) leases, and 18 million square feet of GLA available for lease and/or redevelopment.

COVID-19 Pandemic

The COVID-19 pandemic continues to have a significant impact on the retail, retail real estate and real estate development industries in the United States, including the Company’s properties.  As of October 30, 2020, approximately 95% of the Company’s in-place tenants (representing 97% of leased GLA and 95% of annual base rent (“ABR”)) were open and/or operating in some capacity and the Company continues to work with tenants to manage rent collections.

As of October 30, 2020, the Company had collected 86% of rental income for the three months ended September 30, 2020, and agreed to defer an additional 10%.  As of October 30, 2020, the Company had also collected 86% of October 2020 rental income, and agreed to defer an additional 8%.  While the Company intends to enforce its contractual rights under its leases, there can be no assurance that additional rental modification agreements will be reached or that tenants will meet their future obligations.

The Company continues to maintain a cautious approach as it responds to the evolving COVID-19 pandemic with an emphasis on managing its cash resources and preserving the value of its assets and its platform.  The Company expects to continue monetizing certain assets and selectively allocating capital to a priority set of assets and redevelopment opportunities, including its premier and larger-scale portfolio, suburban retail projects with near-term rent commencements and, potentially, other retail and non-retail projects.

As a result of the rapid development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions will change, potentially significantly, in future periods and results for the three and nine months ended September 30, 2020 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for the fourth quarter of 2020 or for future periods.  As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “obligations”), and, on a selective basis given the current environment, the reinvestment in and redevelopment of its properties (“development expenditures”).  As a result of a decrease in occupancy levels due to the Company’s recapture of space for redevelopment purposes and the execution of certain termination rights by Sears Holdings under the Original Master Lease and Holdco under the Holdco Master Lease, property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the nine months ended September 30, 2020 and the Company had net operating cash outflows of $25.3 million.  Additionally, the Company’s development expenditures during the nine months ended September 30, 2020 drove net investing cash outflows of $9.7 million.

Obligations are projected to continue to exceed property rental income and the COVID-19 pandemic has created uncertainty with respect to rent collections and the timing of the Company’s construction projects, the majority of which remain on hold.  While the Company does not currently have the liquid funds available to satisfy its obligations and development expenditures, the Company expects to fund such obligations and any development expenditures with a combination of capital sources including, cash on hand, sales of Wholly Owned Properties, sales of interests in Unconsolidated Properties, and potential credit and capital markets transactions, subject to any approvals that may be required under the Company’s Term Loan Facility, as described in Note 6, Debt.  Management has determined that it is probable its plans will be effectively implemented within one year after the date the financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s obligations and development expenditures.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2019.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Operating results of three and nine months ended September 30, 2020 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2020.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

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

Where the Company has an interest in a VIE and it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting.  Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting.  The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events.  As of September 30, 2020 and December 31, 2019, the Company has several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary and the nature of its involvement in the activities of these entities does not give the Company power over decisions that significantly affect these entities’ economic performance.

As of September 30, 2020, the Company holds a 69.1% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the condensed consolidated balance sheet.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

Impairment losses of $1.8 million included in gain on sale of real estate, net for the three months and six months ended June 30, 2020 have been reclassified to impairment of real estate assets on the condensed consolidated statements of operations to conform to financial statement presentation for the three and nine months ended September 30, 2020.

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

On a periodic basis, management assesses whether there are indicators that the value of the Company’s real estate assets (including any related intangible assets or liabilities) may be impaired.  These indicators include macroeconomic conditions, such as the expected impact of the current COVID-19 pandemic.  If an indicator is identified, a real estate asset is considered impaired if management’s estimate of current and projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated and probability weighted holding period, are less than a real estate asset’s carrying value.  Various factors are considered in the estimation process, including expected future operating income, trends and prospects and the effects of demand, competition, and other economic factors.  Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  If the COVID-19 pandemic causes economic and market conditions to deteriorate further, subsequent tests for impairment may result in future impairment charges.  The Company recognized $14.6 million and $16.4 million in impairment losses for the three and nine months ended September 30, 2020, respectively. Approximately $10.3 million of impairment losses in both periods were attributable to a change in holding period for two properties that were sold during the three months ended September 30, 2020 at values that were less than the Company’s carrying values at the time of sale.  In addition, the Company recorded impairment losses of $4.3 million and $6.1 million during the three and nine months ended September 30, 2020, respectively, as a result of estimated fair values that were less than the Company’s carrying values for five assets.  Such impairment losses are included within impairment of real estate assets on the condensed consolidated statements of operations.  No impairment losses were recognized for the three and nine months ended September 30, 2019.

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received.  Consideration consists of cash proceeds received and in certain circumstances, non-cash consideration which is typically in the form of equity in unconsolidated entities on the Company’s condensed consolidated statements of operations.  For more information on the Company’s unconsolidated entity transactions refer to Note 4.

The following table summarizes our gain on sale of real estate, net during the three and nine months ended September 30, 2020 and September 30, 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contributions to unconsolidated entities
Gross proceeds	$27.0	$3.0	$27.0	$21.7
(Loss) gain on sale of real estate, net	(1.5)	0.1	(1.5)	3.9
Dispositions to third parties
Gross proceeds	$62.8	$36.1	$221.7	$77.0
Gain on sale of real estate, net (1) (2)	16.8	12.3	91.5	41.6
Total gains on contributions and dispositions, net	$15.3	$12.4	$90.0	$45.5

(1)Includes gain of $6.9 million related to the exchange of a portion of one land parcel for two parcels of approximately equal size for the nine months ended September 30, 2019.

(2)Excludes loss of $30.0 million related to the revaluation of Mark 302 JV to adjust the gain from $38.8 million to $8.8 million as further described in Note 4 below.

During the three months ended September 30, 2020, the Company sold an outparcel for proceeds of $2.7 million which will did not meet the criteria for sale accounting because the buyer has the right to put the property back to the Company if the property is not delivered to the tenant.  As of September 30, 2020, the Company recognized a deferred purchase price liability for this asset which is located in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

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

As of September 30, 2020, three properties were classified as held for sale with assets of $8.2 million and no liabilities, and as of December 31, 2019, two properties were classified as held for sale with assets of $5.3 million and no liabilities.

Investments in Unconsolidated Entities

The Company accounts for its investments in unconsolidated entities using the equity method of accounting as the Company exercises significant influence but does not have a controlling financial interest.  These investments are initially recorded at cost and are subsequently adjusted for cash contributions, cash distributions, and earnings which are recognized in accordance with the terms of the applicable agreement.

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions (which include macroeconomic conditions such as the expected impact of the current COVID-19 pandemic), that the value of the Company’s investments in unconsolidated entities may be impaired.  An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  If the COVID-19 pandemic causes economic and market conditions to deteriorate further, subsequent tests for impairment may result in future impairment charges.  No such impairment losses were recognized for each of the three and nine months ended September 30, 2020 or September 30, 2019.

Cash and Cash Equivalents

The Company considers instruments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

Restricted Cash

Restricted cash typically represents cash deposited in escrow accounts which generally can only be used for the payment of real estate taxes, debt service, insurance, and future capital expenditures as required by certain loan and lease agreements, as well as legally restricted tenant security deposits and other instances where cash may be legally restricted for the Company’s use.

As of September 30, 2020, restricted cash represents cash received as proceeds for a sale which did not meet the criteria for sale accounting at September 30, 2020.  As of September 30, 2020, the Company had restricted cash of $2.7 million and as of December 31, 2019, the Company did not have any restricted cash.

Tenant and Other Receivables

Accounts receivable includes unpaid amounts billed to tenants, accrued revenues for future billings to tenants for property expenses, and amounts arising from the straight-lining of rent.  The Company periodically reviews its receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, including the expected impact of the COVID-19 pandemic, and economic conditions in the area where the property is located.  The Company recognizes changes in the collectability assessments of these operating leases as an adjustment to rental revenue in accordance with ASC 842 Leases.  The Company also recognizes a general reserve, as a reduction to rental income, for its portfolio of operating lease receivables which are not expected to be fully collectible.

Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectability of substantially all future lease payments from a specified lease is not probable of collection, at which point, the Company will begin recognizing revenue from such leases prospectively, based on actual amounts received.  Any receivables that are deemed to be uncollectible are recognized as a reduction to rental income in the Company’s condensed consolidated statements of operations.

The Company recorded an allowance for doubtful accounts of $2.3 million and $6.1 million during the three and nine months ended September 30, 2020.  In addition, the Company also recorded a reversal of previously recorded straight-line rent of $4.7 million for the nine months ended September 30, 2020. In certain circumstances, when the Company believes that it is not reasonably certain that it will collect future amounts due, the Company will cease accruing rental income and the portion of rental income related to the straight-line method and instead the Company will recognize rental income on a cash basis.  If future circumstances change such that the Company believes that it is reasonably certain that the Company will collect all rental income remaining on such leases, the Company will resume accruing rental income.

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

Tenant and other receivables also include management fees receivable for services performed for the benefit of certain unconsolidated entities. In the event that the collectability of a management fee receivable is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made.

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

Management and Other Fee Income

Management and other fee income represents property management, construction, leasing and development fees for services performed for the benefit of certain unconsolidated entities.

Property management fee income is reported at 100% of the revenue earned from such unconsolidated properties in management and other fee income on the condensed consolidated statements of operations.  The Company’s share of management expenses incurred by the unconsolidated entities is reported in equity in income (loss) of unconsolidated entities on the condensed consolidated statements of operations and in other expenses in the combined financial data in Note 4.

Leasing and development fees are initially reported at the portion of revenue earned attributable to outside ownership of the related unconsolidated entities.  The Company’s share in leasing and development fee income is recognized over the useful life of the associated development project, in the case of development fees, or lease term, in the case of leasing fees, as the associated asset is depreciated over the same term and included in equity in income (loss) of unconsolidated entities on the condensed consolidated statements of operations and in other expenses in the combined financial data in Note 4.

Management determined that property and asset management and construction and development management services each represent a series of stand-ready performance obligations satisfied over time with each day of service being a distinct performance obligation. For property and asset management services, the Company is typically compensated for its services through a monthly management fee earned based on a specified percentage of monthly rental income or rental receipts generated from the property under management.  For construction and development services, the Company is typically compensated for planning, administering and monitoring the design and construction of projects within our unconsolidated entities based on a percentage of project costs or a fixed fee.  Revenues from such management contracts are recognized over the life of the applicable contract.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions.  A material amount of the Company’s rental revenues for the nine months ended September 30, 2020 was derived from the Holdco

Master Lease, however, as of September 30, 2020, the Company leased space at only five Wholly Owned Properties to Holdco under the Holdco Master Lease.  As a result, the Company’s exposure to Holdco has been reduced to a level such that Holdco no longer represents a significant concentration of credit risk.

Management believes the Company's portfolio is reasonably diversified by tenant and geographical location and does not contain any other significant concentrations of credit risk.  As of September 30, 2020, the Company's portfolio of 166 Wholly Owned Properties and 29 Unconsolidated Properties was diversified by location across 44 states and Puerto Rico.

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

Class B non-economic common shares are excluded from earnings per share computations as they do not have economic rights.  As of September 30, 2020, all outstanding Class B common shares have been surrendered and there are currently no Class B common shares outstanding.  As of September 30, 2019, 1,247,060 Class B non-economic common shares were issued and outstanding.

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

April 10, 2020

The Company has elected to avail itself of the relief provided in the Lease Modification Q&A for all leases which were modified during the second quarter of 2020.  The Company entered into Rent Deferral Agreements on 70 leases as of September 30, 2020 and an no additional leases subsequent to the end of the quarter. The Company has determined that the deferral agreements are all substantially similar arrangements and has elected to bypass the lease by lease analysis.  This election did not result in a material change to the Company’s financial statements.  The impact of this election is dependent upon the circumstances and characteristics of future modifications and as such the impact of the Lease Modification Q&A may change. Refer to revenue recognition in Note 2 for further information regarding the deferral agreements and their impact to the Company’s results of operations.

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $20.8 million and $5.5 million, respectively, as of September 30, 2020 and $68.2 million and $10.6 million, respectively, as of December 31, 2019.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

September 30, 2020
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$76,700	$(58,012)	$18,688
Above-market leases, net	5,141	(3,073)	$2,068
Total	$81,841	$(61,085)	$20,756

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$9,000	$(3,463)	$5,537
Total	$9,000	$(3,463)	$5,537

December 31, 2019
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$245,745	$(180,639)	$65,106
Above-market leases, net	6,625	(3,578)	3,047
Total	$252,370	$(184,217)	$68,153

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$15,912	$(5,264)	$10,648
Total	$15,912	$(5,264)	$10,648

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $1.5 million and $0.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively and $1.7 million and $0.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

Remainder of 2020	$50
2021	73
2022	9
2023	64
2024	75

Amortization of an acquired below-market ground lease resulted in additional property expense of $51 thousand for each of the three months ended September 30, 2020 and September 30, 2019, respectively, and $152 thousand for each of the nine months ended September 30, 2020 and September 30, 2019, respectively. Future amortization of the below-market ground lease is estimated to increase property expenses as set forth below (in thousands):

Remainder of 2020	$51
2021	203
2022	203
2023	203
2024	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $11.0 million and $4.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively, and $42.0 million and $19.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Future estimated amortization of acquired in-place leases is set forth below (in thousands):

Remainder of 2020	$869
2021	3,127
2022	2,813
2023	1,974
2024	1,438

Note 4 – Investments in Unconsolidated Entities

The Company conducts a portion of its property rental activities through investments in unconsolidated entities.  The Company’s partners in these unconsolidated entities are unrelated real estate entities or commercial enterprises.  The Company and its partners in these unconsolidated entities make initial and/or ongoing capital contributions to these unconsolidated entities.  The obligations to make capital contributions are governed by each unconsolidated entity’s respective operating agreement and related governing documents.

As of September 30, 2020, the Company had investments in ten unconsolidated entities as follows:

		Seritage %	# of	Total
Unconsolidated Entities	Entity Partner(s)	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	4	520,500
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	5	910,400
MS Portfolio LLC ("Macerich JV")	The Macerich Company	50.0%	9	1,570,200
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	5	872,200
Mark 302 JV LLC ("Mark 302 JV")	An investment fund managed by Invesco Real Estate	50.0%	1	103,000
SI UTC LLC ("UTC JV")	A separate account advised by Invesco Real Estate	50.0%	1	226,200
SF WH Joint Venture LLC ("West Hartford JV")	An affiliate of First Washington Realty	50.0%	1	163,700
GGCAL SRG HV LLC ("Cockeysville JV")	An affiliate of Greenberg Gibbons	50.0%	1	160,200
Tech Ridge JV Holding LLC ("Tech Ridge JV")	An affiliate of RD Management	50.0%	1	—
J&J Baldwin Park LLC ("Carson Investment")	An affiliate of NewMark Merrilll Companies and other entities	20.0%	1	182,200
			29	4,708,600

The Company has contributed certain properties to unconsolidated entities in exchange for equity interests in those unconsolidated entities. The contribution of property to unconsolidated entities is accounted for as a sale of real estate and the Company recognizes the (loss) gain on the sale (the “Gain (Loss)”) based upon the transaction price attributed to the property at the closing of the unconsolidated entities transaction (the “Contribution Value”).  The Gain (Loss) is included in (loss) gain on sale of real estate on the condensed consolidated statements of operations.

In certain circumstances, the Contribution Value is subject to revaluation as defined in the respective unconsolidated entity agreements, which may result in an adjustment to the Gain (Loss) recognized.  If the Contribution Value is subject to revaluation, the Company initially recognizes the Gain (Loss) at the value that is the expected amount within the range of possible outcomes and will re-evaluate the expected amount on a quarterly basis through the final determination date.

Upon revaluation, the primary inputs in determining the Contribution Value will be updated for actual results and may result in a cash settlement or capital account adjustment between the unconsolidated entity partners, as well as an adjustment to the Initial Gain (Loss).

Each reporting period, the Company re-analyzes the primary inputs that determine the Contribution Value and the Gain (Loss) for those unconsolidated entities subject to a revaluation.  The following table presents summarizes the properties contributed to the Company’s unconsolidated entities:

		September 30, 2020
Unconsolidated Entity	Contribution Date	Contribution Value	Gain (Loss)
2018
Mark 302 JV (1)	March 20, 2018	$60.0	$8.8
UTC JV	May 18, 2018	68.0	28.3
West Hartford JV (2)	May 18, 2018	20.3	(1.1)
2019
Cockeysville JV (3)	March 29, 2019	$12.5	$3.8
Tech Ridge JV (4)	September 27, 2019	3.0	0.1

(1)

The Mark 302 JV is subject to a revaluation upon the earlier of the first anniversary of project stabilization or December 31, 2020. The primary inputs in determining the Contribution Value for the Mark 302 JV are property operating income based on signed leases and total project costs and the Contribution Value will be recalculated to yield a pre-determined rate of return to the investment fund managed by Invesco Real Estate.  The Contribution Value cannot be more than $105.0 million or less than $60.0 million, and the Gain (Loss) will not be more than $53.8 million or less than $8.8 million.

The Company continued to re-evaluate the Contribution Value for the Mark 302 JV and during the three months ended September 30, 2020 determined that it was no longer probable that the $90.0 million Contribution Value would be achieved by December 31, 2020.  As of September 30, 2020, the Company adjusted the Contribution Value down to $60.0 million and reduced the Gain (Loss) by $30.0 million which is included in (loss) gain on sale of real estate, net on the condensed consolidated statements of operations.  The Company also recorded a $15.0 million reduction to the Mark 302 JV investment value which is included in investment in unconsolidated entities on the condensed consolidated balance sheets, and a $15.0 million payable to the investment fund managed by Invesco Real Estate which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

Subsequent to September 30, 2020, the Company and the investment fund managed by Invesco Real Estate entered into an agreement to extend the revaluation date for the Mark 302 JV to September 30, 2021.  Pursuant to the terms of this agreement, the Company will pay the investment fund managed by Invesco Real Estate a fee of $1.1 million and the Contribution Value cannot be more than $90.0 million or less than $60.0 million.  The resulting Gain (Loss) will not be more than $38.8 million or less than $8.8 million and the Company will continue to re-evaluate the expected amount on a periodic basis through the final determination date.

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

(4)	The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

The following tables present combined condensed financial data for the Company’s unconsolidated entities (in thousands):

	September 30, 2020	December 31, 2019
ASSETS
Investment in real estate
Land	$357,739	$336,739
Buildings and improvements	546,621	517,068
Accumulated depreciation	(80,960)	(86,496)
	823,400	767,311
Construction in progress	246,496	177,028
Net investment in real estate	1,069,896	944,339
Cash and cash equivalents	21,612	27,977
Tenant and other receivables, net	4,079	3,113
Other assets, net	50,544	26,051
Total assets	$1,146,131	$1,001,480

LIABILITIES AND MEMBERS' INTERESTS
Liabilities

Mortgage loans payable, net	$34,670	$14,218
Accounts payable, accrued expenses and other liabilities	86,902	89,110
Total liabilities	121,572	103,328

Members' Interest
Additional paid in capital	1,031,670	934,120
Retained earnings	(7,111)	(35,968)
Total members interest	1,024,559	898,152
Total liabilities and members interest	$1,146,131	$1,001,480

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total revenue	$5,273	$5,458	$15,590	$25,644
Property operating expenses	(2,270)	(3,286)	(6,956)	(8,782)
Depreciation and amortization	(2,562)	(13,503)	(11,441)	(44,266)
Operating income	441	(11,331)	(2,807)	(27,404)
Other expenses	(1,093)	99	(2,060)	(1,271)
Net loss	$(652)	$(11,232)	$(4,867)	$(28,675)
Equity in loss of unconsolidated entities (1)	$(335)	$(5,616)	$(2,551)	$(14,338)

(1)	Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

Each unconsolidated entity is obligated to maintain financial statements in accordance with GAAP.  The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items.  There were no impairment charges related to the Unconsolidated Properties for the three and nine months ended September 30, 2020 and September 30, 2019.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the West Hartford JV, the UTC JV, and Tech Ridge JV.  The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities.  Refer to Note 2 for the Company’s accounting policies.  The Company also acts as the development manager for one of the properties in the GGP II JV which entitles the Company to receive certain development fees.  The Company reversed $259 thousand, net due to reversals of certain fees for leases that were terminated and earned $795 thousand from these services for the three months ended September 30, 2020 and September 30, 2019, respectively, and $119 thousand and $2.9 million from these services for the nine months ended September 30, 2020 and September 30, 2019, respectively.

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

Revenues from the Holdco Master Lease, as amended by the Amendment, and the Original Master Lease for the three months ended September 30, 2020 and September 30, 2019 are as follows (in thousands and excluding straight-line rental income of $0 million and

$2.1 million for the three months ended September 30, 2020 and September 30, 2019, respectively and $(7.9) million and $3.9 million for the nine months ended September 30, 2020 and September 30, 2019, respectively).

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed rental income	$-	$4,986	$4,288	$22,941
Variable rental income (1)	5,997	6,164	9,416	20,415
Total rental income	$5,997	$11,150	$13,704	$43,356

(1)Variable rental income for the nine months ended September 30, 2020 include the recognition of rental income deemed uncollectible related to the Amendment which resulted in the termination of the Holdco Master Lease at 12 stores and deferred rent at the five remaining stores.

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

As of September 30, 2020, the Company had previously exercised certain recapture rights with respect to 70 properties under the Original Master Lease prior to its rejection on March 12, 2019, and exercised recapture rights with respect to four properties under the Holdco Master Lease during the year ended December 31, 2019, including three properties where the Company had previously exercised certain recapture rights under the Original Master Lease.

The following table provides a summary of the Company’s recapture activity as of September 30, 2020:

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

The following table provides a summary of Sears Holdings’ and Holdco’s termination activity (excluding 31 properties totaling 4.3 million square feet that were rejected on March 12, 2019 as part of Sears Holdings’ bankruptcy filing) as of September 30, 2020:

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

As of September 30, 2020, the Company had commenced or completed redevelopment projects at 46 of the terminated properties, and sold an additional 24 of the terminated properties, and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears or Kmart.

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of September 30, 2020, including adjustments for amounts subject to Rent Deferral Agreements, and December 31, 2019 are approximately as follows:

(in thousands)	September 30, 2020
Remainder of 2020	23,238
2021	105,136
2022	99,558
2023	93,341
2024	89,561
2025	86,199
Thereafter	423,177
Total Lease Payments	$920,210

(in thousands)	December 31, 2019
2020	$113,265
2021	121,909
2022	124,067
2023	119,745
2024	116,607
Thereafter	1,019,054
Total Lease Payments	$1,614,647

The components of lease revenues for the three and nine months ended September 30, 2020 and 2019 were as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Fixed rental income	$19,675	$24,515	$70,474	$77,017
Variable rental income	10,976	15,523	20,195	36,083
Total rental income	$30,651	$40,038	$90,669	$113,100

Lessee Disclosures

The Company has one ground lease and multiple corporate office leases which are classified as operating leases.  As of September 30, 2020, and December 31, 2019, the outstanding amount of right-of-use, or ROU, assets were $19.1 million and $18.5 million, respectively.

The Company recorded rent expense related to leased corporate office space of $520 thousand and $434 thousand for the three months ended September 30, 2020 and September 30, 2019, respectively.  The Company recorded rent expense related to leased corporate office space of $1.3 million and $1.1 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.  Such rent expense is classified within general and administrative expenses on the condensed consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $11 thousand for each of the three months ended September 30, 2020 and September 30, 2019.  The Company recorded ground rent expense of approximately $34 thousand for each of the nine months ended September 30, 2020 and September 30, 2019.  Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations.  The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The following table sets forth information related to the measurement of our lease liabilities as of September 30, 2020:

As of September 30, 2020
Weighted average remaining lease term (in years)	10.21
Weighted average discount rate	7.00%
Cash paid for operating leases (in thousands)	$1,445

Financing Obligations

During the three months ended September 30, 2020, the Company completed a sale-leaseback transaction of a property in Hialeah, Florida for $21.0 million which is included in sales-leaseback financing obligations on the condensed consolidated balance sheets.  As part of the sale-leaseback transaction, the Company agreed to lease all land and improvements on the land for a fixed term of 25 years at an initial base rent of $1.5 million per annum which will increase by 1.5% per year thereafter.  For the initial periods of the sale-leaseback, cash payments are less than the interest expense recognized, which causes the obligation to increase during the initial years of the lease term.  The implied interest rate is approximately 7.00%.  The Company has a purchase option during years four, five or seven of the 25-year term to reacquire, solely at the Company’s option, the Hialeah property at a predetermined price.  The Hialeah property continues to be reflected as a long-lived asset and depreciated over its remaining useful life.

Future sale-leaseback financing obligations as of September 30, 2020 are approximately as follows:

(in thousands)	September 30, 2020

Remainder of 2020	360
2021	1,444
2022	1,466
2023	1,488
2024	1,510
2025	1,532
Thereafter	35,447
Interest Portion	(22,830)
Total Lease Payments	$20,416

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

As of September 30, 2020, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

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

As of September 30, 2020, the Company was not in compliance with certain of the financial metrics described above.  As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of September 30, 2020, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets. During 2019, Berkshire Hathaway requested mortgages on a majority of the Company’s portfolio which were recorded in accordance with the mortgage and collateral requirement (the “Lender Request”).  There are no other changes to the terms and conditions of the Term Loan Facility, or the Company’s ability to operate thereunder, as a result of providing mortgages against any of the Company’s assets pursuant to the mortgage and collateral requirement.  The Company accounted for the Lender Request transaction as a modification of debt as of December 31, 2019.

The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of September 30, 2020 and December 31, 2019, the unamortized balance of the Company’s debt issuance costs were $1.2 million and $1.5 million, respectively.

On May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment to the Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permits the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million.  In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement).  Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on July 31, 2023; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the $400.0 million incremental funding facility under the Term Loan Agreement.  The Company has paid all interest due under the Term Loan Agreement and has not deferred any interest as permitted under the amendment to the Term Loan Agreement.

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

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our condensed consolidated balance sheet consist of real estate assets that have been written down to estimated fair value and are classified as Level 3 within the fair value hierarchy.  The Company’s estimates of fair value are determined using discounted cash flow models, which consider, among other things, anticipated holding periods, current market conditions, potential development projects and utilize unobservable quantitative inputs, including appropriate capitalization and discount rates.  In addition, signed contracts or letters of intent from third parties are considered.

The Company recorded impairment losses of $4.3 million and $6.1 million during the three and nine months ended September 30, 2020, respectively, as a result of estimated fair values that were less than the Company’s carrying values for five assets.

The most significant inputs utilized in determining the fair value of these assets are capitalization rates which were between 7.0% and 8.0% and discount rates between 8.0% and 9.0%.  No impairments were recorded for the three and nine months ended September 30, 2019.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and term loan facility.  The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of September 30, 2020 and December 31, 2019, the estimated fair values of the Company’s debt obligations were $1.6 billion and $1.6 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the operative complaint in the Litigation relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination. Briefing and oral argument on the motions have been completed, and the parties are awaiting a decision.  The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company.  As of September 30, 2020, and December 31, 2019, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings.  Mr. Lampert is also the Chairman of Seritage.

As of September 30, 2020, Mr. Lampert beneficially owned a 30.9% interest in the Operating Partnership and approximately 6.6% of the outstanding Class A common shares.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, are parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease (see Note 5).

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities.  Refer to Note 2 for the Company’s accounting policies.

In addition, as of September 30, 2020, the Company had incurred $3.9 million of development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities.  These amounts are included in tenant and other receivables, net on the Company’s condensed consolidated balance sheets.  As of December 31, 2019, the Company had incurred $9.7 million of such development expenditures.

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

As of September 30, 2020, the Company held a 69.1% interest in the Operating Partnership and ESL held a 30.9% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

During the nine months ended September 30, 2020, 1,650,000 Operating Partnership Units (“OP Units”) were exchanged for an equal number of Class A shares.

As of September 30, 2020, 38,644,689 Class A common shares were issued and outstanding.

Class B Non-Economic Common Shares

During the nine months ended September 30, 2020, 1,242,536 Class B non-economic common shares were surrendered to the Company.

As of September 30, 2020, there were no Class B non-economic common shares issued and outstanding.  The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, did not receive dividends and are not included in earnings per share computations.

Class C Non-Voting Common Shares

As of September 30, 2020, there were no Class C non-voting common shares issued or outstanding.

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

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A and Class C common shares during 2020.  The Company’s Board of Trustees declared the following common stock dividends during 2019 with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2019
February 25	March 29	April 11	$0.25

The Company’s Board of Trustees declared the following dividends on preferred shares during 2020 and 2019:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2020
September 17	September 30	October 15, 2020	$0.43750
June 9	June 30	July 15	0.43750
February 18	March 31	April 15	0.43750
2019
October 23	December 31	January 15, 2020	$0.43750
July 23	September 30	October 15	0.43750
April 30	June 28	July 15	0.43750
February 25	March 29	April 15	0.43750

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator - Basic and Diluted
Net loss	(72,401)	(16,482)	(103,272)	(53,261)
Net income attributable to non-controlling interests	22,348	5,604	32,627	18,513
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net loss attributable to common shareholders - Basic and diluted	$(51,278)	$(12,103)	$(74,320)	$(38,423)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	38,645	36,829	38,172	36,268
Weighted average Class C common shares outstanding	-	-	-	-
Weighted average Class A and Class C common shares outstanding - Basic	38,645	36,829	38,172	36,268
Restricted shares and share units	-	-	-	-
Weighted average Class A and Class C common shares outstanding - Diluted	38,645	36,829	38,172	36,268

Net loss per share attributable to Class A and Class C common shareholders - Basic	$(1.33)	$(0.33)	$(1.95)	$(1.06)
Net loss per share attributable to Class A and Class C common shareholders - Diluted	$(1.33)	$(0.33)	$(1.95)	$(1.06)

No adjustments were made to the numerator for the three and nine months ended September 30, 2020 or September 30, 2019 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and nine months ended September 30, 2020 or September 30, 2019 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of September 30, 2020 and December 31, 2019, there were 389,624 and 349,318 shares, respectively, of share units outstanding.

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

The following table summarizes restricted share activity for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	349,318	$44.88
Share units granted	106,327	31.06
Restricted shares vested	(61,136)	43.54
Restricted shares forfeited	(4,885)	35.13
Unvested restricted shares at end of period	389,624	41.44

The Company recognized $1.4 million and $1.3 million in compensation expense related to the restricted shares for the three months ended September 30, 2020 and September 30, 2019, respectively, and $3.2 million and $4.2 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

Such expenses are included in general and administrative expenses on the Company's condensed consolidated statements of operations.

As of September 30, 2020, there were approximately $5.7 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 1.7 years. As of September 30, 2019, there were approximately $7.7 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 1.9 years.

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

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States.  As of September 30, 2020, our portfolio consisted of interests in 195 properties totaling approximately 30.4 million square feet of gross leasable area (“GLA”), including 166 wholly owned properties totaling approximately 25.7 million square feet of GLA across 44 states and Puerto Rico (the “Wholly Owned Properties”), and interests in 29 properties totaling approximately 4.7 million square feet of GLA across 14 states that are owned in unconsolidated entities (the “Unconsolidated Properties”).

We were formed to unlock the underlying real estate value of a high-quality retail portfolio we acquired from Sears Holdings in July 2015 and our primary objective is to create value for our shareholders through the re-leasing and redevelopment of the majority of our Wholly Owned Properties and Unconsolidated Properties.  In doing so, we target meaningful growth in net operating income (“NOI”) and diversification of our tenant base while transforming our portfolio from one with a single-tenant retail orientation to one comprised predominately of multi-tenant shopping centers, multifamily properties and larger-scale, mixed-use environments.

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

Since inception, and excluding nine projects that have been sold, we have completed or substantially completed 59 redevelopment projects and, as of September 30, 2020, had an additional 12 projects in various stages of redevelopment, the majority of which remain on hold due to adverse conditions resulting from the coronavirus (“COVID-19”) pandemic.  As of September 30, 2020, including our proportional share of Unconsolidated Properties, we had 6.4 million square feet of GLA leased to diversified tenants under in-place leases, 2.9 million square feet of GLA leased to diversified tenants under signed not yet opened (“SNO”) leases, and 18 million square feet of GLA available for lease and/or redevelopment.

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

As of September 30, 2020, the Company leased space at five Wholly Owned Properties to Holdco under the Holdco Master Lease.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc., which owns Holdco.  Mr. Lampert is also the Chairman of Seritage and controls each of the tenant entities that is a party to the Holdco Master Lease.

COVID-19 Pandemic

The COVID-19 pandemic continues to have a significant impact on the retail, retail real estate and real estate development industries in the United States, including our properties.  As of October 30, 2020, approximately 95% of our in-place tenants (representing 97% of leased GLA and 95% of annual base rent (“ABR”)) were open and/or operating in some capacity and we continue to work with tenants to manage rent collections.

As of October 30, 2020, we had collected 86% of rental income for the three months ended September 30, 2020, and agreed to defer an additional 10%.  As of October 30, 2020, we had also collected 86% of October 2020 rental income, and agreed to defer an additional 8%.  While we intend to enforce our contractual rights under our leases, there can be no assurance that additional rental modification agreements will be reached or that tenants will meet their future obligations.

We continue to maintain a cautious approach as we respond to the evolving COVID-19 pandemic with an emphasis on managing our cash resources and preserving the value of our assets and our platform.  We expect to continue monetizing certain assets and selectively allocating capital to a priority set of assets and redevelopment opportunities, including our premier and larger-scale portfolio, suburban retail projects with near-term rent commencements and, potentially, other retail and non-retail projects.

As a result of the rapid development, fluidity and uncertainty surrounding this situation, we expect that these conditions will change, potentially significantly, in future periods and results for the three and nine months ended September 30, 2020 may not be indicative of the impact of the COVID-19 pandemic on our business for the fourth quarter of 2020 or for future periods.  As such, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows over the foreseeable future.

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

Comparison of the Three Months Ended September 30, 2020 to the Three Months Ended September 30, 2019

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change
Revenue
Rental income	$33,966	$46,833	$(12,867)
Expenses
Property operating	11,154	11,462	(308)
Real estate taxes	9,487	9,164	323
Depreciation and amortization	23,647	21,593	2,054
General and administrative	11,203	8,130	3,073
(Loss) Gain on sale of real estate, net	(14,706)	12,445	(27,151)
Impairment of real estate assets	(14,594)	-	(14,594)
Interest expense	22,742	22,046	696

Rental Income

The following table presents the results for rental income for the three months ended September 30, 2020, as compared to the corresponding period in 2019 (in thousands):

	Three Months Ended September 30,
	2020		2019
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears or Kmart	$5,997	17.7%	$11,150	23.8%	$(5,153)
Diversified tenants	24,654	72.6%	28,888	61.7%	(4,234)
Straight-line rent	1,775	5.2%	6,661	14.2%	(4,886)
Amortization of above/below market leases	1,540	4.5%	134	0.3%	1,406
Total rental income	$33,966	100.0%	$46,833	100.0%	$(12,867)

The decrease of $5.1 million in Sears or Kmart rental income for the three months ended September 30, 2020 was due primarily to a reduction in the number of properties leased to Sears or Kmart under the Holdco Master Lease, as a result of recapture and termination activity.

The decrease of $4.2 million in diversified tenants rental income for the three months ended September 30, 2020 was due primarily to (i) asset sales and (ii) the recognition of rental income deemed uncollectible, partially offset by newly commenced leases at locations formerly occupied by Sears or Kmart.

The decrease of $4.8 million in straight-line rental income for the three months ended September 30, 2020 was due primarily to (i) the accelerated amortization of straight-line rent receivables as a result of termination activity under the Holdco Master Lease and (ii) the reversal of previously recorded straight-line rent that the Company deemed was improbable of being collected.

The increase of $1.4 million in amortization of above/below market leases for the three months ended September 30, 2020 was due primarily to the termination of certain leases previously acquired by the Company.

Property Operating Expenses and Real Estate Taxes

The following table presents the comparative results for property operating expenses and real estate taxes for the three months ended September 30, 2020, as compared to the corresponding period in 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	$ Change
Property operating expenses	$11,154	$11,462	$(308)
Real estate taxes	9,487	9,164	323

The decrease of $308 thousand in property operating expense for the three months ended September 30, 2020 was due primarily to (i) asset sales and (ii) certain cost savings initiatives implemented in response to the COVID-19 pandemic, partially offset by (i) an increase in utility and certain common area maintenance expenses at properties for which Sears or Kmart paid such expenses directly during the three months ended September 30, 2019 and (ii) a decrease in amounts capitalized due to reduced development activity.

The increase of $323 thousand in real estate taxes for the three months ended September 30, 2020 was due primarily to (i) higher tax assessments at redeveloped properties and (ii) a decrease in amounts capitalized due to reduced development activity, partially offset by asset sales.

Depreciation and Amortization Expenses

The increase of $2.1 million in depreciation and amortization expenses for the three months ended September 30, 2020 was due primarily to (i) approximately $5.7 million of higher net scheduled depreciation as result of additional projects being placed in service and (ii) $0.5 million of accelerated amortization attributable to certain lease intangible assets, partially offset by the non-recurrence of $4.2 million of accelerated depreciation during the three months ended September 30, 2019 related to certain buildings that were demolished for redevelopment.

Accelerated amortization results from non-Sears terminations.  Such recaptures and terminations are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

General and Administrative Expenses

The increase of $3.1 million in general and administrative expenses for the three months ended September 30, 2020 was driven by an increase in legal and other expenses related to the Litigation (as described in Litigation and Other Matters below) and a decrease in capitalized personnel expenses as a result of reduced development activity, partially offset by a decrease in personnel and other expenses resulting from cost savings initiatives implemented in response to the COVID-19 pandemic.

(Loss) Gain on Sale of Real Estate, Net

During the three months ended September 30, 2020, the Company recognized a loss of $30.0 million on the revaluation of the Mark 302 JV to adjust a previously recorded gain from $38.8 million to $8.8 million.  This loss is partially offset by the sale of five properties and eight outparcels for aggregate consideration of $62.8 million and a gain of $15.3 million, which is included in (loss) gain on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the three months ended September 30, 2020, the Company recognized $10.3 million in impairment of real estate assets that were sold during the quarter and $4.3 million in impairment of real estate assets the Company continues to hold, which are included within the condensed consolidated statements of operations.

Interest Expense

The increase of $696 thousand in interest expense for the three months ended September 30, 2020 was driven by a decrease in amounts capitalized due a decrease in project development activity.

Comparison of the Nine Months Ended September 30, 2020 to the Nine Months Ended September 30, 2019

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change

Revenue
Rental income	$88,724	$129,108	$(40,384)
Expenses
Property operating	30,152	31,001	(849)
Real estate taxes	28,096	29,515	(1,419)
Depreciation and amortization	81,446	68,003	13,443
General and administrative	29,267	26,186	3,081
(Loss) Gain on sale of real estate, net	59,959	45,318	14,641
Impairment of real estate assets	(16,407)	-	(16,407)
Interest expense	66,400	67,641	(1,241)

Rental Income

The following table presents the results for rental income for the nine months ended September 30, 2020, as compared to the corresponding period in 2019 (in thousands):

	Nine Months Ended September 30,
	2020		2019
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears or Kmart	$13,302	15.0%	$43,356	33.6%	$(30,054)
Diversified tenants	77,367	87.2%	69,745	54.0%	7,622
Straight-line rent	(3,621)	(4.1)%	15,625	12.1%	(19,246)
Amortization of above/below market leases	1,676	1.9%	382	0.3%	1,294
Total rental income	$88,724	100.0%	$129,108	100.0%	$(40,384)

The decrease of $30.0 million in Sears or Kmart rental income for the nine months ended September 30, 2020 was due primarily to a reduction in the number of properties leased to Sears or Kmart under the Holdco Master Lease, as a result of recapture and termination activity.

The increase of $7.6 million in diversified tenants rental income for the nine months ended September 30, 2020 was due primarily to newly commenced leases at locations formerly occupied by Sears or Kmart, partially offset by the recognition of rental income deemed uncollectible.

The decrease of $19.2 million in straight-line rental income for the nine months ended September 30, 2020 was due primarily to (i) the accelerated amortization of straight-line rent receivables as a result of termination activity under the Holdco Master Lease and (ii) the reversal of previously recorded straight-line rent that the Company deemed was improbable of being collected.

The increase of $1.3 million in amortization of above/below market leases for the nine months ended September 30, 2020 was due primarily to the termination of certain leases previously acquired by the Company.

Property Operating Expenses and Real Estate Taxes

The following table presents the comparative results for property operating expenses and real estate taxes for the nine months ended September 30, 2020, as compared to the corresponding period in 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change

Property operating expenses	$30,152	$31,001	$(849)
Real estate taxes	28,096	29,515	(1,419)

The decrease of $849 thousand in property operating expense for the nine months ended September 30, 2020 was due primarily to (i) asset sales and (ii) and (ii) certain cost savings initiatives implemented in response to the COVID-19 pandemic, partially offset by (i) an increase of utility and certain common area maintenance expenses at properties for which Sears or Kmart paid such expenses directly during the nine months ended September 30, 2019 and (ii) a decrease in amounts capitalized due to reduced development activity.

The decrease of $1.4 million in real estate taxes for the nine months ended September 30, 2020 was due primarily to due to asset sales, partially offset by a decrease in amounts capitalized as a result of reduced development activity.

Depreciation and Amortization Expenses

The increase of $13.4 million in depreciation and amortization expenses for the nine months ended September 30, 2020 was due primarily to (i) $16.4 million of accelerated amortization attributable to certain lease intangible assets and (ii) approximately $5.5 million of higher net scheduled depreciation, partially offset by the non-recurrence of $8.5 million of accelerated depreciation during the nine months ended September 30, 2019 related to certain buildings that were demolished for redevelopment.

General and Administrative Expenses

The increase of $3.1 million in general and administrative expenses for the nine months ended September 30, 2020 was driven by an increase in legal and other expenses related to the Litigation (as described in Litigation and Other Matters below), offset by a decrease in personnel and other expenses resulting from cost savings initiatives implemented in response to the COVID-19 pandemic.

(Loss) Gain on Sale of Real Estate, Net

During the nine months ended September 30, 2020, the Company sold 18 properties and 11 outparcels for aggregate consideration of $221.7 million and recorded  gains totaling $90.0 million, which are included in (loss) gain on sale of real estate, net within the condensed consolidated statements of operations.  These gains are partially offset by the $30.0 million loss recorded in relation to the Mark 302 JV revaluation to adjust the previously recorded gain from $38.8 million to $8.8 million.

Impairment of Real Estate Assets

During the nine months ended September 30, 2020, the Company recognized $10.3 million in impairment of real estate assets that were sold during the quarter and $6.1 million in impairment of real estate assets the Company holds, which are included within the condensed consolidated statements of operations.

Interest Expense

The decrease of $1.2 million in interest expense for the nine months ended September 30, 2020 was driven by an increase in amounts capitalized due to increased development activity.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “obligations”), and, on a selective basis given the current environment, the reinvestment in and redevelopment of our properties (“development expenditures”).  As a result of a decrease in occupancy levels due to our recapture of space for redevelopment purposes and the execution of certain termination rights by Sears Holdings under the Original Master Lease and Holdco under the Holdco Master Lease, property rental income, which is our primary source of operating cash flow, we did not fully fund obligations incurred during the nine months ended September 30, 2020 and we had net operating cash outflows of $25.3 million.  Additionally, our development expenditures during the nine months ended September 30, 2020 drove net investing cash outflows of $9.7 million.

Obligations are projected to continue to exceed property rental income and the COVID-19 pandemic has created uncertainty with respect to rent collections and the timing of our construction projects, the majority of which remain on hold.  While we do not currently have the liquid funds available to satisfy our obligations and development expenditures, we expect to fund such obligations and any development expenditures with a combination of capital sources including cash on hand, sales of Wholly Owned Properties, sales of interests in Unconsolidated Properties, and potential credit and capital markets transactions, subject to any approvals that may be required under our Term Loan Facility, as described in Note 6 of the condensed consolidated financial statements included herein.  While we do not currently have the liquid funds available to satisfy our obligations and development expenditures, we expect to fund such obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement:

•

Sales of Wholly Owned Properties.  As of September 30, 2020, we had sold 59 Wholly Owned Properties, and additional outparcels at certain properties, and generated approximately $479.4 million of gross proceeds since we began our capital recycling program in July 2017.  Subsequent to September 30, 2020, we sold two Wholly Owned Properties and one additional outparcel for gross proceeds of $11.8 million and, as of October 30, 2020, had entered into contracts to sell additional assets for anticipated gross proceeds of $62.5 million;

•

Sales of interests in Unconsolidated Properties.  As of September 30, 2020, we had sold our interests in 13 Unconsolidated Properties and generated approximately $258.1 million of gross proceeds since July 2017.  Certain of our unconsolidated entity agreements also include rights that allow us to sell our interests in select Unconsolidated Properties to our partners at fair market value;
•

New Unconsolidated Entities.  As of September 30, 2020, we had contributed interests in 11 properties to unconsolidated entities, which generated approximately $212.4 million of gross proceeds since July 2017.  In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;

•

Unconsolidated entities debt.  We may incur property-level debt in new or existing unconsolidated entities, including construction financing for properties under development and longer-term mortgage debt for stabilized properties; and

•

Other credit and capital markets transactions.  We may raise additional capital through the public or private issuance of debt securities, common or preferred equity or other instruments convertible into or exchangeable for common or preferred equity.

In response to the COVID-19 pandemic, we have taken a number of actions to manage our cash resources, including keeping the majority of our construction projects on hold, reducing operating and corporate expenses, and amending certain terms of our Term Loan Facility, as described below.

As previously disclosed, on May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment to the Senior Secured Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permits the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million.  In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement).  Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on July 31, 2023; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the $400.0 million incremental funding facility under the Term Loan Agreement.

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

Cash Flows for the Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2020 and 2019 (in thousands):

	Nine Months Ended September 30,
	2020	2019	$ Change
Net cash used in operating activities	$(25,300)	$(38,349)	$13,049
Net cash used in investing activities	(9,697)	(226,966)	217,269
Net cash provided (used) in financing activities	16,656	(35,222)	51,878

Cash Flows from Operating Activities

Significant changes in net cash used in operating activities include:

−	In 2020, a decrease in rental income and an increase in tenant and other receivables, partially offset by an increase in accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Significant components of net cash used in investing activities include:

−

In 2020, development of real estate and property improvements of ($195.0) million and investments in unconsolidated entities of ($50.7) million, offset by $234.8 million of net proceeds from the sale of real estate; and

−

In 2019, development of real estate and property improvements of ($279.1) million and investments in unconsolidated entities of $(32.7) million, partially offset by $83.1 million of net proceeds from the sale of real estate.

Cash Flows from Financing Activities

Significant components of net cash provided by (used in) by financing activities include:

−	In 2020, cash proceeds from sales-leaseback financing, $20.4 million;
−	In 2020, cash payments of preferred dividends, ($3.7) million;
−	In 2019, cash distributions to common stockholders and holders of Operating Partnership units, ($18.0) million;
−	In 2019, cash payments of preferred dividends, ($3.7) million.

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A and Class C common shares during the nine months ended September 30, 2020.  The Company’s Board of Trustees declared the following common stock dividends during 2019 with holders of Operating Partnership units entitled to an equal distribution per Operating Partnership unit held on the record date:

			Dividends per
			Class A and Class C
Declaration Date	Record Date	Payment Date	Common Share
2019
February 25	March 29	April 11	$0.25

The Company’s Board of Trustees declared the following dividends on preferred shares during 2020 and 2019:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2020
September 17	September 30	October 15, 2020	$0.43750
June 9	June 30	July 15	0.43750
February 18	March 31	April 15	0.43750
2019
October 23	December 31	January 15, 2020	$0.43750
July 23	September 30	October 15	0.43750
April 30	June 28	July 15	0.43750
February 25	March 29	April 15	0.43750

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

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities.  As of September 30, 2020, and December 31, 2019, we did not have any off-balance sheet financing arrangements.

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

During the three months ended September 30, 2020, we incurred maintenance capital expenditures of approximately $66 thousand that were not associated with retenanting and redevelopment projects.

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

On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the operative complaint in the Litigation relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination.  Briefing and oral argument on the motions have been completed, and the parties are awaiting a decision.  We believe that the claims against the Seritage Defendants in the Litigation are without merit and intend to defend against them vigorously.

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

Retenanting and Redevelopment Projects

During the three months ended September 30, 2020, we continued work on components of certain suburban retail redevelopment projects, including those we had restarted during the three months ended June 30, 2020 and certain spaces that had been previously delivered to tenants.  This project activity represents a total investment of approximately $45.8 million, of which approximately $15.5 million was incurred during the three months ended September 30, 2020, and potential annual rental income of approximately $13.5 million, of which $1.3 million commenced during the three months ended September 30, 2020.  The balance of the rental income is expected to commence over the next 12 months, subject to tenant opening schedules.

We also continue to perform limited non-tenant construction activity at select properties, including our previously underway premier projects in Aventura (FL), Santa Monica (CA) and La Jolla (CA).  We continue to work with tenants to preserve signed leases and modify schedules for project completion.

Additionally, we continue to work with our development partners to obtain project financing and reassess construction schedules for two previously announced multifamily projects, in Redmond (WA) and Dallas (TX), each of which represents the first phase of larger, mixed-use developments.  A third previously announced multifamily project in Chicago (IL) was sold during the three months ended September 30, 2020.

The remainder of our previously announced redevelopment projects remain on hold due to the COVID-19 pandemic and the direct impacts on our business.  We deem this approach to capital deployment prudent given the uncertainty regarding tenants’ ability to construct and open new stores and the feasibility of sustaining labor levels with safe working conditions, as well as the risk to future rent collections and asset sales, the latter of which has been a meaningful source of capital for our development program.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2019 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the nine months ended September 30, 2020, there were no material changes to these policies.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
NOI and Total NOI	2020	2019	2020	2019
Net loss	$(72,401)	$(16,482)	$(103,272)	$(53,261)
Termination fee income	(5,300)	(5,525)	(6,290)	(5,525)
Management and other fee income	259	(795)	(119)	(2,891)
Depreciation and amortization	23,647	21,593	81,446	68,003
General and administrative expenses	11,203	8,130	29,267	26,186
Equity in loss of unconsolidated entities	335	5,616	2,551	14,338
Loss (gain) on sale of real estate	14,706	(12,445)	(59,959)	(45,318)
Impairment of real estate assets	14,594	—	16,407	—
Interest and other income	(1,986)	(1,416)	(2,460)	(6,189)
Interest expense	22,742	22,046	66,400	67,641
Provision for income taxes	226	(40)	215	83
Straight-line rent	(1,774)	(6,661)	3,621	(15,625)
Above/below market rental income/expense	(1,541)	(135)	(1,677)	(382)
NOI	$4,710	$13,886	$26,130	$47,060
Unconsolidated entities
NOI (before adjustments)	1,481	1,086	4,297	8,245
Straight-line rent	(136)	(98)	(407)	(37)
Above/below market rental income/expense	(76)	(213)	(616)	(1,684)
Termination fee income	—	—	(293)	—
Total NOI	$5,979	$14,661	$29,111	$53,584

The following table reconciles FFO and Company FFO to GAAP net loss for the three and nine months ended September 30, 2020 and September 30, 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO and Company FFO	2020	2019	2020	2019
Net loss	$(72,401)	$(16,482)	$(103,272)	$(53,261)
Real estate depreciation and amortization (consolidated properties)	23,158	21,011	79,946	66,386
Real estate depreciation and amortization (unconsolidated entities)	1,270	6,752	5,711	22,134
Loss (gain) on sale of real estate	14,706	(12,445)	(59,959)	(45,318)
Impairment of real estate assets	14,594	—	16,407	—
Dividends on preferred shares	(1,225)	(1,225)	(3,675)	(3,675)
FFO attributable to common shareholders and unitholders	$(19,898)	$(2,389)	$(64,842)	$(13,734)
Termination fee income	(5,300)	(5,525)	(6,290)	(5,525)
Termination fee income (unconsolidated entities)	—	—	(293)	—
Amortization of deferred financing costs	105	106	316	329
Severance costs	—	—	425	—
Company FFO attributable to common shareholders and unitholders	$(25,093)	$(7,808)	$(70,684)	$(18,930)

FFO per diluted common share and unit	$(0.36)	$(0.04)	$(1.16)	$(0.25)
Company FFO per diluted common share and unit	$(0.45)	$(0.14)	$(1.27)	$(0.34)

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	38,645	36,829	38,172	36,268
Weighted average OP units outstanding	17,255	18,973	17,694	19,532
Weighted average common shares and units outstanding	55,900	55,802	55,866	55,800

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

Except as discussed below, there were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2019 Annual Report on Form 10-K.

Interest Rate Fluctuations

As of September 30, 2020, we had $1.6 billion of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility that is not subject to interest rate fluctuations.

Fair Value of Debt

As of September 30, 2020, the estimated fair value of our debt was $1.6 billion.  The estimated fair value of our debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including any material impact from many of our employees working remotely due to the COVID-19 pandemic.

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

These containment measures and other factors have affected operations at the Company’s properties.  As of October 30, 2020, approximately 95% of the Company’s in-place tenants (representing 97% of leased GLA and 95% of annual base rent (“ABR”)) were open and/or operating in some capacity and the Company continues to work with tenants to manage rent collections.  As of October 30, 2020, the Company had collected 86% of rental income for the three months ended September 30, 2020, and agreed to defer an additional 10%.  As of October 30, 2020, the Company had also collected 86% of October 2020 rental income, and agreed to defer an additional 8%.  While the Company intends to enforce its contractual rights under its leases, there can be no assurance that additional rental modification agreements will be reached or that tenants will meet their future obligations.  Some of our tenants may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy at our properties which could result in an increase in the number of co-tenancy claims due to falling below required occupancy thresholds and may impact our results.

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

SERITAGE GROWTH PROPERTIES

Dated: November 6, 2020	/s/ Benjamin W. Schall
	By:	Benjamin W. Schall
President and Chief Executive Officer

Dated: November 6, 2020	/s/ Brian R. Dickman
	By:	Brian R. Dickman
Executive Vice President and Chief Financial Officer