Form 10-K
period 2020-12-31
Seritage Growth Properties
filed 2021-03-15
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒	Non-Accelerated filer	☐
Smaller reporting company	☐			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

On June 30, 2020, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $407,000,000 based upon the closing price of $11.40 of the common stock as reported on the New York Stock Exchange on such date.

As of March 9, 2021, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	38,903,146
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Seritage Growth Properties’ Proxy Statement for its 2021 Annual Meeting of Shareholders, to be held May 20, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

SERITAGE GROWTH PROPERTIES

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2020

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
•

The impact of the novel coronavirus (“COVID-19”) pandemic on the business of our tenants and our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders;

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

The Company

Seritage Growth Properties (“Seritage”) (NYSE: SRG), a Maryland real estate investment trust formed on June 3, 2015, is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code (the “Code”).  Seritage’s assets are held by and its operations are primarily conducted, directly or indirectly, through Seritage Growth Properties, L.P., a Delaware limited partnership (the “Operating Partnership”).  Under the partnership agreement of the Operating Partnership, Seritage, as the sole general partner, has exclusive responsibility for and discretion in the management and control of the Operating Partnership.  Unless otherwise expressly stated or the context otherwise requires, the “Company”, “we,” “us,” and “our” as used herein refer to Seritage, the Operating Partnership and its owned and controlled subsidiaries.

Seritage is principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States.  As of December 31, 2020, the Company’s portfolio consisted of interests in 183 properties totaling approximately 26.5 million square feet of gross leasable area, including 158 wholly owned properties totaling approximately 24.5 million square feet of gross leasable area (“GLA”) across 41 states and Puerto Rico (the “Wholly Owned Properties”), and interests in 25 properties totaling approximately 1.9 million square feet of GLA across 13 states that are owned in unconsolidated entities (the “Unconsolidated Properties”).

The Company’s mission is to create long-term value for our shareholders by unlocking the value of our portfolio whether through re-leasing, redevelopment, formation of strategic partnerships or other bespoke solutions.

Background

The Company commenced operations on July 7, 2015 following a rights offering to the shareholders of Sears Holding Corporation (“Sears Holdings” or “Sears”) to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of certain of Sears Holdings’ owned properties and its 50% interests in three joint ventures which were simultaneously leased back to Sears Holdings under master lease agreements (the “Original Master Lease” and the “JV Original Master Leases”, respectively).

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  Subsequently, the Company and certain affiliates of Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., executed a master lease with respect to 51 Wholly Owned Properties (the “Holdco Master Lease”), which became effective when the Bankruptcy Court issued an order approving the rejection of the Original Master Lease.

As of December 31, 2020, the Company did not have any remaining properties leased to Holdco or Sears Holdings after giving effect to the pending termination of the last five Wholly Owned Properties which is scheduled to be completed in March 2021.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc, which owns Holdco.  Mr. Lampert is also the Chairman of Seritage and controls each of the tenant entities that is a party to the Holdco Master Lease.

COVID-19 Pandemic

The COVID-19 pandemic continues to have a significant impact on the real estate industry in the United States, including the Company’s properties.  As of December 31, 2020, the Company had collected 93% of rental income for the three months ended December 31, 2020, and agreed to defer an additional 4%. As of March 5, 2021, the Company had also collected 95% of January and February 2021 rental income, and agreed to defer an additional 2%. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

The Company continues to maintain a cautious approach as it responds to the evolving COVID-19 pandemic with an emphasis on managing its cash resources and preserving the value of its assets and its platform.  The Company intends to continue monetizing appropriate assets and selectively allocating capital to the assets with opportunistic risk-adjusted returns.

As a result of the fluidity and uncertainty surrounding the nation’s response to and limitations as a result of the pandemic, the Company expects that conditions will change, potentially significantly, in future periods and, as such, results for the year ended December 31, 2020 may not be indicative of the Company’s business results for future periods.  As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows for the foreseeable future.

Business Strategies

The Company’s primary objective is to create value for its shareholders through the re-leasing and redevelopment of the majority of its Wholly Owned Properties and Unconsolidated Properties.  In doing so, the Company intends to meaningfully grow net operating income (“NOI”) while diversifying its tenant base and adding other uses to its properties to more fully realize the value of the portfolio.

In order to achieve its objective, the Company intends to execute the following strategies:

•

Maximize value of vast land holdings through accretive densification.  As of December 31, 2020, our portfolio included approximately 2,400 acres of land, or an average of 13 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas and the Northeast.  We believe these land holdings will provide meaningful opportunities to create value through relevant investments and developments that maximize the potential of this additional land.

In particular, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others.  Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities.

•

Convert single-tenant buildings into multi-tenant properties at meaningfully higher rents.  We intend to increase NOI and diversify our portfolio by actively redeveloping space at our properties and re-leasing such space to new, diversified tenants at higher rents than those paid for space currently or as formerly occupied by Sears or Kmart prior to redevelopment. This also further diversifies and improves the credit profile and duration of our rental revenue.

•

Leverage existing and future joint venture relationships with leading real estate and financial partners.  As of December 31, 2020, we owned interests in 25 Unconsolidated Properties in joint ventures with leading partners specifically chosen for their unique ability to drive value on the specific assets that best suit their and our abilities taken together. We are focused on making sure each party is adding their unique value and working together seamlessly for the ultimate success of the project.

•

Maintain a flexible capital structure to support value creation activities.  We intend to maintain a capital structure that provides us with the financial flexibility to leverage the various sources of capital that best fit the needs of the portfolio and the overall business at the most attractive rates. This capital will be used to fund accretive projects that will maximize our cash flow in the short and longer term.

Significant Tenants

Management believes the Company's portfolio is reasonably diversified and does not contain any other significant concentrations of credit risk.  As of December 31, 2020, the Company's portfolio of 158 Wholly Owned Properties and 25 Unconsolidated Properties was diversified by location across 41 states and Puerto Rico.

Competition

We compete for investment opportunities and prospective tenants with other REITs, real estate partnerships and other real estate companies, private individuals, investment companies, private equity and hedge fund investors, sovereign funds, pension funds, insurance companies, lenders and other investors, including retailer operators that may close stores and pursue similar real estate strategies.  In addition, revenues from our properties are dependent on the ability of our tenants and operators to compete.

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

Environmental Matters

Our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of wastes.  Certain of the properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures.  In addition, a substantial portion of the properties we acquired from Sears Holdings currently include, or previously included, automotive care center facilities and retail fueling facilities, and are or were subject to laws and regulations governing the handling, storage and disposal of hazardous substances contained in some of the products or materials used or sold in the automotive care center facilities (such as motor oil, fluid in hydraulic lifts, antifreeze and solvents and lubricants), the recycling/disposal of batteries and tires, air emissions, wastewater discharges and waste management.  In addition to these products or materials, the equipment in use or previously used at such properties, such as service equipment, car lifts, oil/water separators, and storage tanks, has been subject to increasing environmental regulation relating to, among other things, the storage, handling, use, disposal, and transportation of hazardous materials.  Our leases include, or are expected to include, provisions obligating the operator to comply with applicable environmental laws and to indemnify us if such operator’s noncompliance results in losses or claims against us with respect to environmental matters first arising during such operator’s occupancy.  An operator’s failure to comply could result in fines and penalties or the requirement to undertake corrective actions which may result in significant costs to the operator and thus adversely affect their ability to meet their obligations to us.

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

Under the Holdco Master Lease, Holdco is required to indemnify us from certain environmental liabilities at the Wholly Owned Properties before or during the period in which each Wholly Owned Property is leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities.  In addition, an environmental reserve was funded concurrently with the formation of the Company in the amount of approximately $12.0 million.  As of December 31, 2020, the balance of the environmental reserve was approximately $9.5 million.

In connection with the ownership of our current or past properties and any properties that we may acquire in the future, we could be legally responsible for environmental liabilities or costs relating to a release of hazardous substances or other regulated materials at or emanating from such property.  We are not aware of any environmental issues that are expected to have a material impact on the operations of our properties. However, we can make no assurances that the discovery of previously unknown environmental conditions or future laws, ordinances or regulations will not impose material environmental liabilities on us, or the current environmental condition of our properties will not be affected by tenants, the condition of land or operations in the vicinity of our properties (such as releases from underground storage tanks), or by third parties unrelated to us.

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

Human Capital

We believe that our employees are our most important asset.  As of December 31, 2020, we had 61 full-time employees, all of whom are located in the United States, with the majority located in New York and California.  We strive to hire and develop the top talent in the industry, and we believe that our business offers a unique opportunity for individuals to grow and learn.

During 2020, our number one priority was the health and safety of our team, our families and loved ones, our communities and our partners, including our tenants, contractors, and other stakeholders. We understand the importance of the mental, physical and social health and well-being of our employees and take actions to promote good health such as providing mental health days off.

Our core principles guide how we conduct ourselves and approach the challenges and opportunities that we face. Our core principles are:

-	Maintain a diverse and inclusive culture based on respect
-	Build relationships for the long term
-	Create an environment of constant improvement
-	Be entrepreneurial and proactive
-	Inspire people and communities through our projects

We believe that diversity and inclusion at all levels of our organization are imperative to our future successes. This means that bringing your authentic self to work every day is seen as an asset. We have focused our diversity and inclusion efforts on employee recruitment, employee engagement, community outreach and in partnering with like-minded organizations. Our organization is comprised of 33% women and 23% people of color.  Our management team, which is defined as Senior Vice Presidents and above, is comprised of 18% women and 18% people of color. We have two members of our Board of Trustees who are diverse candidates. We regularly review our compensation practices to ensure employees from underrepresented groups are not being underpaid relative to others doing the same or similar work. All employees receive training in the prevention and reporting of sexual harassment, discriminatory and abusive conduct in the workplace.

Because the engagement of our employees is important, we encourage a work environment that fosters collaboration across departments and levels. We take pride in being able to have the newest member of the teamwork side-by-side with our most tenured and senior executives.  We believe this encourages creativity, creates opportunities for improvements and efficiencies, and strengthens our team. We regularly solicit feedback from our employees and take actions designed to increase employee engagement.

We depend on our people to create value in our portfolio and company. We offer attractive compensation with comprehensive benefits for employees and their dependents.

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

Risk Factor Summary

The following is a summary of the principal factors that make an investment in our securities speculative or risky.

Risks Related to Our Business and Operations

•	The COVID-19 pandemic is expected to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the business of our tenants and our business.
•

We are dependent on the ability of our top tenants to successfully operate their businesses and a failure to operate successfully, including a bankruptcy or insolvency, could have a material adverse effect on our business.

•	We may not be able to renew leases or re-lease space at our properties and property vacancies could result in significant capital expenditures.
•

Following the Sears Holdings bankruptcy, we have been named as a defendant in litigation that could adversely affect our business, divert management’s attention from our business and subject us to liabilities.

•	Real estate investments are relatively illiquid and our pursuit of investments, including redevelopments, in properties may be unsuccessful or fail to meet our expectations.
•	Both we and our tenants face a wide range of competition that could affect our ability to operate profitably.
•	Rising expenses could reduce cash flow, funds available for future development, and increase development costs.
•	We have ongoing capital needs and may not be able to obtain additional financing on acceptable terms. We may incur mortgage indebtedness and other borrowings, which may increase our business risks.
•

Changes in federal tax law could materially adversely affect our business by increasing our tax or tax compliance costs, including if we are unable to pass increased taxes on any real estate onto our tenants.

•	Changes in building and/or zoning laws may require us to meet additional or more stringent construction requirements.
•	Our real estate assets may be subject to impairment charges.
•	Properties in our portfolio may be subject to ground leases; if we are found to be in breach of these ground leases or are unable to renew them, we could be materially and adversely affected.
•	Certain properties within our portfolio are subject to restrictions, some of which contain a purchase option or right of first refusal or right of first offer in favor of a third party.
•	Compliance with the Americans with Disabilities Act may require us to make expenditures.
•	Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations and compliance costs or liabilities may materially and adversely affect us.
•	Possible terrorist activity or other acts of violence or cybersecurity incidents could adversely affect our financial condition and results of operations.

•	Covenants in our Term Loan Facility may limit our operational flexibility and a covenant breach or default could adversely affect our business and financial condition.
•	We have limited operating history as a REIT and an independent public company, and our inexperience may impede our ability to successfully manage our business or implement effective internal controls.
•	Our rights and the rights of our shareholders to take action against our trustees and officers are limited.
•	Seritage’s and the Operating Partnership’s organizational documents and Maryland law contain provisions that may delay, defer or prevent an acquisition of Class A common shares or a change in control.
•

We may experience insurance related losses or insurance proceeds may not be available to us, which could result in a significant loss, decrease anticipated future revenues or cause us to incur unanticipated expense.

•

Conflicts of interest may exist between the interests of Seritage shareholders and the interests of holders of Operating Partnership units, which could result in harm the interests of Seritage shareholders.

•

ESL exerts substantial influence over us, and its interests may differ from or conflict with the interests of our other shareholders. ESL owns a substantial percentage of the Operating Partnership units, which may be exchanged, and which will result in certain transactions requiring the approval of ESL.

•	The businesses of several of our unconsolidated entities are similar to each other and the occurrence of risks that adversely affect one unconsolidated entity could also adversely affect the others.

Risks Related to Status as a REIT

•

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

•

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

•

REIT distribution requirements could adversely affect our ability to execute our business plan. Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities, including limitations on our ability to hedge effectively, and may cause us to incur tax liabilities.

•	Changes in federal tax law affected the taxation of us and may affect the desirability of investing in a REIT. Further legislation or other actions could have a negative effect on us.

Risks Related to Ownership of our Securities

•	The market price and trading volume of our securities may be volatile.
•	Debt or preferred equity securities, such as the Series A Preferred Shares, rank senior to our common shares and may adversely affect the market price of our common shares.
•

The transactions with Sears Holdings and Holdco could give rise to disputes or other unfavorable effects, which could have a material adverse effect on our business, financial condition or results of operations.

•	The number of shares available for future sale, our earnings and cash distributions could adversely affect the market price of Class A common shares.
•

A lack of active trading market for the Series A Preferred Shares may negatively affect the market value of, and the ability of holders of our Series A Preferred Shares to transfer or sell, their shares.

•

The Series A Preferred Shares are subordinate in right of payment to debt. The interests of holders of Series A Preferred Shares could be diluted by transactions such as the issuance of additional preferred shares.

•	Dividends on our preferred shares, including the Series A Preferred Shares, are discretionary.
•	Holders of Series A Preferred Shares will have limited voting rights.

Risks Related to Our Business and Operations

The COVID-19 pandemic is expected to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the business of our tenants and materially or adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders.

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

These containment measures and other factors have affected operations at the Company’s properties.  As of December 31, 2020, the Company had collected 93% of rental income for the three months ended December 31, 2020, and agreed to defer an additional 4%.  As of March 5, 2021, the Company had also collected 95% of January and February 2021 rental income, and agreed to defer an additional 2%.  While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.  Some of our tenants may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy at our properties which could result in an increase in the number of co-tenancy claims due to falling below required occupancy thresholds and may impact our results.

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
•

The financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) or result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Incremental Funding Facility (as defined below), conduct asset sales, fund development activity or pay dividends to our shareholders;

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

The fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents, and future outbreak of other highly infectious or contagious diseases may present, material uncertainty and risk with respect to our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders.

We are dependent on the ability of our major tenants, to successfully operate their businesses. Our tenants’ failure to operate their businesses successfully, or the occurrence of an event that has a material adverse effect on the business, financial condition or results of operations of any of our major tenants, could have a material adverse effect on our business, financial condition or results of operations.

A significant portion of our leased properties are leased to our major tenants. As a result, the success of our investments, at least in the short-term, is materially dependent on the financial condition of our major tenants. At any time, our tenants may experience a downturn in their respective businesses that may significantly weaken their financial condition, particularly during periods of economic uncertainty.  This uncertainty may be exacerbated as a result of actual changes in economic conditions, including as a result of market dynamics, trends in consumer income, rising energy prices, tariffs or trade disputes, and natural or manmade disasters, including epidemic or pandemic disease, or the impact of the fear of such changes on consumer behavior.  As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of locations or declare bankruptcy.

The inability or unwillingness of our any of major tenants to meet rent obligations and other obligations could materially adversely affect our business, financial condition or results of operations, including a reduction in operating cash flow that can be used to pay the interest, principal and other costs and expenses under our financings, or to pay cash dividends to Seritage shareholders.

In addition, certain of our lease agreements require our tenants to pay certain insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties and to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective business, subject to proportionate sharing of expenses and certain other limitations. Our exposure to rental payments from our major tenants as a material source of our rental income may limit our ability to enforce our rights under our lease agreements with such tenants.

The risk of financial failure of, or default in payment by, a major tenant is magnified in situations where we lease multiple properties to a single tenant under a master lease, and we may be limited in our ability to enforce our rights under such agreements.  In such event, we may have been unable to locate a suitable master lessee or a lessee for individual properties at similar rental rates and other obligations and in a timely manner at all, which would have had the effect of reducing our rental revenues.

There can be no assurance as to how our major tenants will perform in the future. Outcomes not currently foreseen by us may occur, any of which could have a material and adverse impact on our business, results of operations and financial condition.

The future bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us.

The future bankruptcy or insolvency of any of our tenants, could diminish the rental revenue we receive from that property or could force us to “take back” tenant space as a result of a default or a rejection of the lease by a tenant in bankruptcy. Any claims against bankrupt tenants for unpaid future rent are subject to statutory limitations that would likely result in our receipt of rental revenues that are substantially less than the contractually specified rent we are owed under their leases or no payments at all. In addition, any claim we have for unpaid past rent may not be paid in full. Federal law may prohibit us from evicting a tenant based solely upon its recent bankruptcy filing (or a tenant in the event of such tenant’s bankruptcy or insolvency). We may also be unable to re-lease a terminated or rejected space or re-lease it on comparable or more favorable terms. If we do re-lease rejected space, we may incur costs for brokerage, marketing and tenant expenses.

Bankruptcy laws afford certain protections to tenants that may also affect the treatment of master leases. Subject to certain restrictions, a tenant under a master lease generally is required to assume or reject the master lease as a whole, rather than making the decision on a property-by-property basis. This prevents the tenant from assuming only the better performing properties and terminating the master lease with respect to the poorer performing properties.

We may not be able to renew leases or re-lease space at our properties and property vacancies could result in significant capital expenditures.

When leases for our properties expire or are terminated, the premises may not be re-leased in a timely manner or at all, or the terms of re-leasing, including the cost of allowances and concessions to tenants, may be less favorable than the then-existing lease terms. The loss of a tenant through lease expiration or other circumstances may require us to spend (in addition to other re-letting expenses) significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses. Many of the leases we will enter into or acquire may be for properties that are especially suited to the particular business of the tenants operating on those properties. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions to re-lease the property. In addition, if we are required or otherwise determine to sell the property, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. Also, we may not be able to lease new properties to an appropriate mix of tenants or for rents that are consistent with our expectations. To the extent that our leasing plans are not achieved or we incur significant capital expenditures as a result of property vacancies, our business, results of operations and financial condition could be materially adversely affected.

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

On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the operative complaint in the Litigation relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination. Briefing and oral argument on the motions were completed in August 2020, and the parties are awaiting a decision.  The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

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

In addition, we intend to redevelop a significant portion of the properties after termination or recapture of asset from the Holdco Master Lease or Original Master Lease in order to make space available for lease to additional retail tenants and potentially other lessees for other uses. The redevelopment of these properties involves the risks associated with real estate development activities generally. If we are unable to successfully redevelop properties or to lease the redeveloped properties to third parties on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

Current and future redevelopment may not yield expected returns.

We expect to undertake redevelopment, expansion and reinvestment projects involving our properties as part of our long-term strategy. Likewise, each unconsolidated entity expects to undertake redevelopment, expansion and reinvestment projects involving its Unconsolidated Properties, with respect to which we may be required to make additional capital contributions to the applicable unconsolidated entity under certain circumstances. These projects are subject to a number of risks, including (but not limited to):

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

As of December 31, 2020, we had aggregate outstanding indebtedness of $1.6 billion. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly acquired properties or capital contributions to joint ventures, or to fund retenanting and redevelopment projects. Our existing debt and any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service, and the reinvestment in and redevelopment of our properties.  As a result of a decrease in occupancy levels due to our recapture of space for redevelopment purposes and the execution of termination rights under the Original Master Lease and Holdco Master Lease, our property rental income, which is our primary source of operating cash flow, did not fully fund property operating and other expenses incurred during the year ended December 31, 2020. Property operating and other expenses are projected to continue to exceed property rental income until such time as additional tenants commence paying rent, and we plan to incur additional development expenditures as we continue to invest in the redevelopment of our portfolio. While we do not currently have the liquid funds available to fully fund projected property and other expenses and planned development expenditures, we expect to fund these uses of cash with a combination of capital sources including, but not limited to, sales of Wholly Owned Properties, sales of interests in Unconsolidated Properties and potential credit and capital markets transactions, subject to compliance with certain conditions and/or the consent of our lender under our Term Loan Facility.

As of December 31, 2020, we were not in compliance with certain financial metrics applicable to us under the agreements governing our term loan facility. As a result, we must receive the consent of the lender to dispose of assets via sale or joint venture and, as of December 31, 2020, the lender had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets.  Additionally, the lender has the right to request mortgages against our assets pursuant to the mortgage and collateral requirement. During the year ended December 31, 2019, the lender requested mortgages on a majority of our portfolio, and then during the year ended December 31, 2020, the lender requested mortgages on the remaining unencumbered assets.

The Term Loan Facility also provides for a $400 million incremental facility (the “Incremental Funding Facility”). Our ability to access the Incremental Funding Facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement (as defined below) as further described below.

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

On December 20, 2017, the U.S. Congress passed Public Law No. 115-97, known as the “Tax Cuts and Jobs Act of 2017” (the “TCJA”), which was signed into law on December 22, 2017. The enactment of the TCJA has given rise to numerous interpretive issues and ambiguities and future legislation may be enacted to clarify or modify the TCJA. In addition, federal legislation intended to ameliorate the economic impact of the COVID-19 pandemic has been enacted that makes technical corrections to, or modifies on a temporary basis, certain provisions of the TCJA, including the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was signed into law as Public Law No. 116-136 on March 27, 2020.   It is possible that additional legislation may be enacted in the future. Any such future legislation, as well as any regulations or other interpretive guidance, could take effect retroactively, and could adversely affect our business and financial condition increasing our tax or tax compliance costs. The impact of any such law, regulation or interpretation may have a material and adverse impact on us and our shareholders.

Real estate related taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisitions and/or redevelopment of properties. Generally, from time to time, our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will reduce our income and the cash available for distributions to our shareholders.

Changes in building and/or zoning laws may require us to update a property or prevent us from fully restoring a property in the event of a substantial casualty loss and/or require us to meet additional or more stringent construction requirements.

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

On a periodic basis, we must assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. If an impairment indicator is identified, a property’s value is considered to be impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unlevered), taking into account the anticipated and probability weighted holdings periods, are less than the carrying value of the property. In our estimate of cash flow projections, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset or development alternatives, the undiscounted future cash flows consider the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. These assessments may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. We may take impairment charges in the future related to the impairment of our assets, and any future impairment could have a material adverse effect on our results of operations in the period in which the impairment charge is taken.

Properties in our portfolio may be subject to ground leases; if we are found to be in breach of these ground leases or are unable to renew them, we could be materially and adversely affected.

We currently have two properties in our wholly-owned portfolio that are on land subject to a ground lease. Accordingly, we only own a long-term leasehold in the land underlying these properties, and we own the improvements thereon only during the term of the ground lease. In the future, our portfolio may include additional properties subject to ground leases or similar interests. If we are found to be in breach of a ground lease, we could lose the right to use the property and could also be liable to the ground lessor for damages. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, which we may be unable to do, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise options to extend the term of our ground lease is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we may not be able to exercise our options at such time. In addition, two Unconsolidated Properties are currently ground leased or leased and, therefore, subject to similar risks. Furthermore, we may not be able to renew our ground lease or future ground leases upon their expiration (after the exercise of all renewal options). If we were to lose the right to use a property due to a breach or non-renewal or final expiration of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect our business, financial conditions or results of operations.

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

Environmental, health, safety and land use laws and regulations may limit or restrict some of our operations or otherwise cause us to incur significant costs.

As the owner or operator of various real properties and facilities, we must comply with various federal, state and local environmental, health, safety and land use laws and regulations. We and our properties are subject to such laws and regulations relating to the use, storage, disposal, emission and release of hazardous and non-hazardous substances and employee health and safety, as well as zoning restrictions. A substantial portion of our properties that have resulted in certain remediation activities currently include, or previously included, automotive care center facilities and retail fueling facilities, and/or above-ground or underground storage tanks, and are or were subject to laws and regulations governing the handling, storage and disposal of hazardous substances contained in some of the products or materials used or sold in the automotive care center facilities (such as gasoline, motor oil, fluid in hydraulic lifts, antifreeze, solvents and lubricants), the recycling/disposal of batteries and tires, air emissions, wastewater discharges and waste management. In addition to these products, the equipment in use or previously used at such properties, such as service equipment, car lifts, oil/water separators, and storage tanks, has been subject to increasing environmental regulation relating to, among other things, the storage, handling, use, disposal and transportation of hazardous materials. There are also federal, state and local laws, regulations and ordinances that govern the use, removal and/or replacement of underground storage tanks in the event of a release on, or an upgrade or redevelopment of, certain properties. Such laws, as well as common-law standards, may impose liability for any releases of hazardous substances associated with the underground storage tanks and may provide for third parties to seek recovery from owners or operators of such properties for damages associated with such releases. If hazardous substances are released from any underground storage tanks on any of our properties, we may be materially and adversely affected. In a few states, transfers of some types of sites are conditioned upon clean-up of contamination. If any of our properties are subject to such contamination, we may be subject to substantial clean-up costs in order to sell or otherwise transfer the property.

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

Moreover, additional laws which may be passed in the future, or a finding of a violation of or liability under existing laws, could require us and/or one or more of the unconsolidated entities to make significant expenditures and otherwise limit or restrict some of our or its or their operations, which could have an adverse effect on our business, financial condition and results of operations.

Environmental costs and liabilities associated with contamination at real estate properties owned by us may materially and adversely affect us.

Our properties may be subject to known and unknown environmental liabilities under various federal, state and local laws and regulations relating to human health and the environment. Certain of these laws and regulations may impose joint and several liability on certain statutory classes of persons, including current and former owners or operators, for the costs of investigation or remediation of contaminated properties. These laws and regulations apply to past and present business operations on the properties, including the use, storage, handling and recycling or disposal of hazardous substances or wastes. We may face liability for costs relating to the investigation and clean-up of any of our properties from which there has been a release or threatened release of hazardous substances or other regulated material or any third-party sites to which we have arranged for the disposed of hazardous substances, regardless of our knowledge of the contamination, the timing of the contamination, the cause of the contamination or the party responsible for the contamination of the property.

In addition to these costs, which could exceed a property’s value, we could be liable for certain other costs, including governmental fines, and injuries to persons, property or natural resources. Further, some environmental laws create a lien on the contaminated site in favor of the government for damages and the costs the government incurs in connection with such contamination. Any such costs or liens could have a material adverse effect on our business or financial condition. Moreover, the presence of contamination or the failure to remediate contamination may adversely affect our ability to sell or lease the real estate or to borrow using the real estate as collateral.

The Original Master Lease contained requirements that Sears Holdings indemnify us from certain environmental liabilities; however, following Sears Holdings’ bankruptcy, there can be no assurance that we would be able to collect any amounts due under such indemnification obligations. Under the Holdco Master Lease, Holdco is required to indemnify us from certain environmental liabilities at certain properties, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities. Although existing and future leases are expected to require tenants generally to indemnify us for their non-compliance with environmental laws as a result of their occupancy, such tenants typically will not be required to indemnify us for environmental non-compliance arising prior to their occupancy.   In such cases, we may incur costs and expenses under such leases or as a matter of law. The amount of any environmental liabilities could exceed the amounts for which Holdco or other third parties would be required to indemnify us (or the applicable unconsolidated entity) or their financial ability to do so. In addition, under the terms of the agreements governing our indebtedness, we have deposited funds in a reserve account that will be used to fund costs incurred in correcting certain environmental and other conditions. The amount of such funds may not be sufficient to correct the environmental and other conditions to which they are expected to be applied.

Each unconsolidated entity is subject to similar risks relating to environmental compliance costs and liabilities associated with its Unconsolidated Properties, which may reduce the value of our investment in, or distributions to us by, one or more unconsolidated entities, or require that we make additional capital contributions to one or more unconsolidated entities.

Our business faces potential risks associated with natural disasters, severe weather conditions and climate change and related legislation and regulations, which could have an adverse effect on our cash flow and operating results.

Climate change may add to the unpredictability and frequency of natural disasters and severe weather conditions and create additional uncertainty as to future trends and exposures. Certain of our properties are located in areas that are subject to natural disasters and severe weather conditions, such as hurricanes, droughts, snow storms, floods and fires.  Over time, the impact of climate change or the occurrence of natural disasters can delay new development and redevelopment projects, increase the costs of such projects if required to include resiliency measures to address climate-related risks, increase investment costs to repair or replace damaged properties, increase operating costs, create additional investment costs to make improvements to existing properties to comply with climate change regulations, increase future property insurance costs, and otherwise negatively impact the tenant demand for space. In addition, changes in federal, state and local legislation and regulations relating to climate change, such as “green building codes,” could result in increased operating expenses and capital expenditures to improve the energy efficiency of our properties, or potentially result in fines for noncompliance.  We may not be able to effectively pass on such costs to our tenants. Moreover, any such legislation and regulations could impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties.

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

The Term Loan Facility also provides for the Incremental Funding Facility. Our ability to access the incremental facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million and (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million. As of December 31, 2020, we have not achieved this level of rental income from non-Sears Holdings tenants.

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

The Company’s Declaration of Trust and bylaws, Maryland law and the partnership agreement of Operating Partnership contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our shareholders or otherwise be in their best interests, including the following:

•

The Company’s Declaration of Trust Contains Restrictions on the Ownership and Transfer of Seritage Shares of Beneficial Interest. In order for us to qualify as a REIT, no more than 50% of the value of all outstanding shares of beneficial interest may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than 2015, the first taxable year for which we elected to be taxed as a REIT. Additionally, at least 100 persons must beneficially own our shares of beneficial interest during at least 335 days of a taxable year (other than 2015, the first taxable year for which we elected to be taxed as a REIT). The Company’s Declaration of Trust, with certain exceptions, authorizes the Company’s board of trustees (the “Board of Trustees”) to take such actions as are necessary and desirable to preserve its qualification as a REIT. For this and other purposes, subject to certain exceptions, our Declaration of Trust provides that no person may beneficially or constructively own more than 9.6%, in value or in number of shares, whichever is more restrictive, of all outstanding shares, or all outstanding common shares (including our Class A common shares, our Class B non-economic common shares and our Class C non-voting common shares), of beneficial interest of the Company. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause shares owned directly or constructively by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.6% of the outstanding shares of beneficial interest by an individual or entity could cause that individual or entity or another individual or entity to own, beneficially or constructively, the Company’s shares of beneficial interest in violation of the ownership limits. In addition, because we have multiple classes of common shares, the acquisition of Class A common shares may result in a shareholder inadvertently owning, beneficially or constructively, the Company’s shares of beneficial interest in violation of the ownership limits. Our Declaration of Trust also prohibits any person from owning Class A common shares, Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”), or other shares of beneficial interest that would generally result in (i) our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT, (ii) our being beneficially owned by fewer than 100 persons, (iii) any of our income that would otherwise qualify as “rents from real property” for purposes of Section 856(d) of the Code failing to qualify as such, or (iv) our failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code. Any attempt to own or transfer Class A common shares, Series A Preferred Shares or any of our other shares of beneficial interest in violation of the restrictions on ownership or transfer in our Declaration of Trust may result in the transfer being automatically void. The Company’s Declaration of Trust also provides that if any purported transfer of Class A common shares, Series A Preferred Shares, or other such shares of beneficial interest would otherwise result in any person violating the ownership limits or any other restriction on ownership and transfer of shares of beneficial interest described above, then that number of shares (rounded up to the nearest whole share) that would cause the violation will be automatically transferred to, and held by, a trust for the exclusive benefit of a designated charitable beneficiary. Any person who acquires such shares in violation of the ownership limits or any other restriction on ownership and transfer of shares of beneficial interest described above will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid by such person for the shares (or, if such person did not give value for such shares, the market price on the day the shares were transferred to the trust) or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well. The ownership limits and other restrictions on ownership and transfer in our Declaration of Trust may have the effect of preventing, or may be relied upon to prevent, a third party from acquiring control of us if the Board of Trustees does not grant an exemption from the ownership limits, even if our shareholders believe the change in control is in their best interests.

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

•

The Board of Trustees Is Divided into Three Classes and Trustee Elections Require a Vote of Two-Thirds of the Class A Common Shares and Class B Non-Economic Common Shares Votes Cast. The Board of Trustees is divided into three classes of trustees, with each class to be as nearly equal in number as possible. As a result, approximately one-third of the Board of Trustees will be elected at each annual meeting of shareholders, with, in both contested and uncontested elections, trustees elected by the vote of two-thirds of the votes cast of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees. In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The classification of trustees and requirement that trustee nominees receive a vote of two-thirds of the votes cast of the Class A common shares and Class B non-economic shares (voting together as a single class) entitled to be cast in the election of trustees may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. The requirement that trustee nominees receive a vote of two-thirds of the votes cast of the common shares entitled to be cast in the election of trustees may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of beneficial interest held by ESL, which controls approximately 6.5% of the voting power of the Company.

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

While many of our existing leases require, and new lease agreements are expected to require, that comprehensive general insurance and hazard insurance be maintained by the tenants with respect to their premises, and we have obtained casualty insurance with respect to our properties, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage (net of deductibles) may not be effective or be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building and zoning codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to restore or replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property or to comply with the requirements of our mortgages and Property Restrictions. Moreover, the holders of any mortgage indebtedness may require some or all property insurance proceeds to be applied to reduce such indebtedness, rather than being made available for property restoration.

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

Each unconsolidated entity may also experience uninsured or underinsured losses, and also faces other risks related to insurance that are similar to those we face, which could reduce the value of our investment in, or distributions to us by, one or more unconsolidated entities, or require that we make additional capital contributions to one or more unconsolidated entities.

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

As of December 31, 2020, ESL owns approximately 30.4% of the Operating Partnership units, with the remainder of the units held by the Company. In addition, ESL will have the right to acquire additional Operating Partnership units in order to allow it to maintain its relative ownership interest in Operating Partnership if Operating Partnership issues additional units to the Company under certain circumstances, including if we issue additional equity and contribute the funds to Operating Partnership to fund acquisitions or redevelopment of properties, among other uses. In addition, ESL will have the right to require the Operating Partnership to redeem its Operating Partnership units in whole or in part in exchange for cash or, at the election of the Company, Class A common shares, except as described below. Due to the ownership limits set forth in our Declaration of Trust, ESL may dispose of some or all of the Class A common shares it beneficially owns prior to exercising its right to require Operating Partnership to redeem Operating Partnership units, and the partnership agreement of Operating Partnership will permit ESL (and only ESL) to transfer its Operating Partnership units to one or more underwriters to be exchanged for Class A common shares in connection with certain dispositions in order to achieve the same effect as would occur if ESL were to exchange a larger portion of its Operating Partnership units for Class A common shares and then dispose of those shares in an underwritten offering. Sales of a substantial number of Class A common shares in connection with or to raise cash proceeds to facilitate, such a redemption, or the perception that such sales may occur, could adversely affect the market price of the Class A common shares.

In addition, the partnership agreement of Operating Partnership requires the approval of a majority of the Operating Partnership units not held by the Company and entities controlled by it for certain transactions and other actions, including certain modifications to the partnership agreement, withdrawal or succession of the Company as general partner of Operating Partnership, limits on the right of holders of Operating Partnership units to redeem their units, tax elections and certain other matters. Because ESL currently owns a majority of the outstanding Operating Partnership units not held by the Company and entities controlled by it, ESL’s approval will be required in order for the general partner to undertake such actions unless ESL no longer owns a majority of such units. If ESL refuses to approve any such action, our business could be materially adversely affected. Furthermore, ESL owns approximately 6.5% of the outstanding Class A common shares. In any of these matters, the interests of ESL may differ from or conflict with the interests of our other shareholders.

ESL exerts substantial influence over us, and its interests may differ from or conflict with the interests of our other shareholders.

ESL beneficially owns approximately 30.4% of the Operating Partnership units, and approximately 6.5% of the outstanding Class A common shares, which corresponds to 6.5% of the voting power of Seritage. Sears Holdings was, and Holdco is, an affiliate of ESL.

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

The businesses of each of the GGP joint ventures, the Simon joint venture, and the Macerich joint venture are similar to each other and the occurrence of risks that adversely affect one unconsolidated entity, could also adversely affect our investment in the other unconsolidated entities.

The GGP joint ventures are joint ventures that own and operate certain Unconsolidated Properties, which consist of seven properties formerly owned or leased by Sears Holdings, the Simon joint venture is a joint venture that owns and operates certain other Unconsolidated Properties, which consist of five other properties formerly owned by Sears Holdings and the Macerich joint venture is a joint venture that owns and operates certain other Unconsolidated Properties, which consist of seven other properties formerly owned by Sears Holdings.  As a result, each unconsolidated entity’s business is similar to our business, and each unconsolidated entity is subject to many of the same risks that we face.  The occurrence of risks that adversely affect us could also adversely affect one or more unconsolidated entities and reduce the value of our investment in, or distributions to us from, one or more joint ventures, or require that we make additional capital contributions to one or more unconsolidated entities.  Our influence over each unconsolidated entity may be limited by the fact that day-to-day operation of the GGP joint ventures, the Simon joint venture and the Macerich joint venture, and responsibility for leasing and redevelopment activities related to the Unconsolidated Properties owned by the GGP joint ventures, the Simon joint venture and the Macerich joint venture, as applicable, are generally delegated to GGP, Simon and Macerich, respectively, subject to certain exceptions. The Unconsolidated Properties owned by the GGP joint ventures are located at malls owned and operated by Brookfield Properties Retail (formerly GGP Inc.), the Unconsolidated Properties owned by the Simon joint venture are located at malls owned and operated by the Simon joint venture and the Unconsolidated Properties owned by the Macerich joint venture are located at malls owned and operated by the Macerich joint venture. As a result, conflicts of interest may exist or could arise in the future between the interests of GGP, Simon or Macerich and our interests as a holder of 50% interests in the GGP joint ventures, the Simon joint venture and the Macerich joint venture, respectively, including, for example, with respect to decisions as to whether to lease to third parties space at an Unconsolidated Property or other space at the mall at which such Unconsolidated Property is located.

Risks Related to Status as a REIT

If we do not qualify to be taxed as a REIT, or fail to remain qualified as a REIT, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2015 and have operated, and expect to continue to operate, to qualify as a REIT. In connection with the Company commencing operations, and the December 2017 offering of Series A Preferred Shares, we received opinions of counsel concluding that we have been organized in conformity with the requirements for qualification as a REIT and our current and/or proposed method of operation should enable us to satisfy the requirements for qualification as a REIT as of the respective dates. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court, and that each opinion was expressed as of the date it was issued and has not been updated. We believe we have continued to operate in conformity with the requirements to qualify as a REIT and that we continue to satisfy all requirements to maintain our REIT status. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist.

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

Under applicable provisions of the Code, we will not be treated as a REIT unless we satisfy various requirements, including requirements relating to the sources of our gross income. Rents we receive or accrue from tenants may not be treated as qualifying rent for purposes of these requirements if the applicable lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture, financing, or some other type of arrangement. We believe that the Holdco Master Lease should be respected as a true lease for U.S. federal income tax purposes for the years in which such lease was in effect. If, contrary to expectations, the Holdco Master Lease is not respected as a true lease for U.S. federal income tax purposes, the IRS may determine that we failed to qualify to be taxed as a REIT during such time, and we may be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT. Furthermore, our qualification as a REIT depends on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements on a continuing basis. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for some of which we will not obtain independent appraisals.

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

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify to be taxed as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We declared a dividend on the Company’s Class A and Class C common shares for the first quarter of 2019 and have not declared dividends on the Company’s Class A and Class C common shares since that time, based on our Board of Trustees’ assessment of the Company’s investment opportunities and its expectations of taxable income for the remainder of 2021. We intend to, at a minimum, make distributions to our shareholders to comply with the REIT requirements of the Code, which may be satisfied by dividends on the Company’s Series A Preferred shares.

From time to time, we may generate taxable income greater than our cash flow as a result of differences in timing between the recognition of taxable income and the actual receipt of cash or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments. If we do not have other funds available in these situations, we could be required to borrow funds on unfavorable terms, sell assets at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year; alternatively, we may distribute taxable stock dividends to our shareholders in the form of additional shares of stock. See “—We may from time to time make distributions to our shareholders in the form of taxable stock dividends, which could result in shareholders incurring tax liability without receiving sufficient cash to pay such tax”. These alternatives could increase our costs or reduce our equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of Class A common shares.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and assets, including taxes on any undistributed income and state, local or foreign income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, we may hold some of our assets or conduct certain of our activities through one or more taxable REIT subsidiaries (“TRSs”) or other subsidiary corporations that will be subject to federal, state and local corporate-level income taxes as regular C corporations. For taxable years beginning after December 31, 2017, taxpayers, including TRSs, are subject to a limitation on their ability to deduct net business interest (i.e., interest paid or accrued on indebtedness allocable to a trade or business), generally up to 50% of adjusted taxable income for taxable years beginning in 2019 and 2020 pursuant to the CARES Act and 30% for prior and subsequent taxable years, subject to certain exceptions. This provision may limit the ability of our TRS to deduct interest, which could increase its taxable income and corporate income tax. Further, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

Complying with REIT requirements may cause us to liquidate or forgo otherwise attractive opportunities.

To qualify to be taxed as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and “real estate assets” (as defined in the Code), including certain mortgage loans and securities, REIT stock and debt instruments issued by publicly offered REITs. The remainder of our investments (other than government securities, qualified real estate assets and securities issued by a TRS) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our total assets can consist of the securities of any one issuer (other than government securities, qualified real estate assets and securities issued by a TRS), and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate or forgo otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our shareholders.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (or that we enter into to manage risk with respect to a prior hedge entered into in connection with property that has been disposed of or liabilities that have been extinguished) does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except that such losses may only be carried forward and may only be deducted against 80% of future taxable income in the TRS if the losses are incurred generally after December 31, 2017, although the CARES Act temporarily removes this 80% limitation if the losses are used in taxable years beginning before January 1, 2021.

Changes in federal tax law affected the taxation of us and may affect the desirability of investing in a REIT relative to a regular non-REIT corporation.

The TCJA reduced the relative competitive advantage of operating as a REIT as compared with operating as a regular non-REIT corporation by reducing the maximum tax rate applicable to regular corporations from 35% to 21% beginning on January 1, 2018. On the other hand, the TCJA also decreased the U.S. federal income tax rate applicable to non-corporate shareholders on ordinary REIT dividends by lowering the maximum applicable individual rate from 39.6% to 37% and permitting non-corporate shareholders of REITs to deduct 20% of ordinary REIT dividends from their taxable income for the taxable years beginning after December 31, 2017 and ending before January 1, 2026 (as discussed above). The TCJA and the CARES Act also provided a new limitation on the deduction of net business interest (as discussed above). A taxpayer engaged in certain businesses relating to real property may elect out of the business interest provision; however, the requirements of this election may be onerous to implement and would require the REIT to utilize potentially disadvantageous depreciation methods on some or all of its assets, including certain “qualified improvement property.” We will determine whether or not to make such an election in our sole discretion and based on all the facts and circumstances. In addition, finalized U.S. Treasury regulations could limit the deduction we may claim for our proportionate share of the compensation expense attributable to the remuneration paid by the Operating Partnership to certain of our employees who are or have been highly ranked and highly compensated employees.

Legislative or other actions affecting REITs or other entities could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, including those contemplated by the new presidential administration in the United States, could materially and adversely affect our investors or us. Individual and corporate income tax rates may increase, possibly on a retroactive basis, income deferral provisions such as section 1031 like-kind exchanges may be curtailed or eliminated, and certain deductions such as the 20% deduction for ordinary REIT dividends may be limited or disallowed.  We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT or the U.S. federal income tax consequences to us and our investors of such qualification.

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

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC commenced the Litigation in the Bankruptcy Court against the Seritage Defendants. The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD). On November 25, 2019, acting pursuant to the Confirmation Order, the Creditors’ Committee filed the Amended Complaint alleging, among other things, that certain transactions undertaken by Sears Holdings since 2011 (including the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings and that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth hundreds of millions of dollars more than the purchase price paid.  The Amended Complaint further alleges, among other things, that certain releases provided to Seritage and certain other defendants in connection with the Sears Holdings derivative litigation in the Delaware Court of Chancery in 2017 should be avoided and/or declared null and void as an actual and/or constructive fraudulent conveyance.  The Amended Complaint seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers, disgorgement, recovery of the property fraudulently transferred or, in the alternative, compensatory damages in an unspecified amount to be determined at trial, equitable subordination and disallowance of defendants’ claims as creditors, punitive and exemplary damages for any intentional wrongdoing, and reasonable attorneys’ fees, costs, and expenses.  On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the Amended Complaint relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination. Briefing and oral argument on the motions were completed in August 2020, and the parties are awaiting a decision.

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

The Series A Preferred Shares rank junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay dividends to preferred shareholders. As of December 31, 2020, our total indebtedness was $1.6 billion. In addition, we may incur additional indebtedness in the future. Our Declaration of Trust currently authorizes the issuance of up to 10,000,000 shares of preferred shares in one or more classes or series. Our board of trustees has the power to reclassify unissued common shares and preferred shares and to amend our Declaration of Trust, without any action by our shareholders, to increase the aggregate number of shares of beneficial interest of any class or series, including preferred shares, that we are authorized to issue. The issuance of additional preferred shares on parity with or senior to the Series A Preferred Shares with respect to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up would dilute the interests of the holders of the Series A Preferred Shares, and any issuance of preferred shares senior to the Series A Preferred Shares or of additional indebtedness could adversely affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Shares. Other than the limited conversion right afforded to holders of Series A Preferred Shares that may occur in connection with a Change of Control, none of the provisions relating to the Series A Preferred Shares contain any provisions relating to or limiting our indebtedness or affording the holders of the Series A Preferred Shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of the Series A Preferred Shares, so long as the rights of holders of the Series A Preferred Shares are not materially and adversely affected.

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

As of December 31, 2020, the Company’s portfolio consisted of interests in 183 properties totaling approximately 26.5 million square feet of GLA, including 158 wholly owned properties totaling approximately 24.5 million square feet of GLA across 41 states and Puerto Rico, and interests in 25 properties totaling approximately 1.9 million square feet of GLA across 13 states that are owned in unconsolidated entities. The following tables set forth certain information regarding our Wholly Owned Properties and unconsolidated entities based on signed leases as of December 31, 2020, including signed but not yet open leases (“SNO” or “SNO Leases”), and after giving effect to the pending termination:

			GLA (1)
	City	State	Total	Leased	Not Leased	Significant Tenants (1)	Leased (1)
1	Anchorage	AK	158,500	134,000	24,500	Guitar Center, Nordstrom Rack, Planet Fitness, Safeway	84.5%
2	North Little Rock	AR	177,100	13,000	164,100	Aspen Dental, Longhorn Steakhouse	7.3%
3	Glendale	AZ	125,000	—	125,000	n/a	0.0%
4	Mesa	AZ	121,900	16,800	105,100	Carvana	13.8%
5	Peoria	AZ	104,400	104,400	—	At Home	100.0%
6	Phoenix	AZ	144,200	—	144,200	n/a	0.0%
7	Phoenix	AZ	151,200	151,200	—	At Home	100.0%
8	Sierra Vista	AZ	94,700	—	94,700	n/a	0.0%
9	Tucson	AZ	218,900	50,600	168,300	Round One Entertainment	23.1%
10	Yuma	AZ	90,400	—	90,400	n/a	0.0%
11	Big Bear Lake (2)	CA	80,000	4,000	76,000	Subway, Wells Fargo Bank	5.0%
12	Chula Vista	CA	250,100	—	250,100	n/a	0.0%
13	Citrus Heights	CA	289,500	—	289,500	n/a	0.0%
14	El Cajon	CA	244,900	188,700	56,200	Ashley Furniture, Bob's Discount Furniture, Burlington Stores, Extra Space Storage	77.1%
15	El Centro	CA	139,700	—	139,700	Hobby Lobby	0.0%
16	Fairfield	CA	146,500	28,500	118,000	Dave & Busters	19.5%
17	Florin	CA	329,700	57,000	272,700	n/a	17.3%
18	Fresno	CA	216,600	43,400	173,200	Ross Dress for Less, dd's Discounts	20.0%
19	McKinleyville	CA	94,800	—	94,800	n/a	0.0%
20	Merced	CA	92,600	79,800	12,800	Burlington Stores, dd's Discounts, Five Below	86.2%
21	Montclair	CA	174,700	—	174,700	n/a	0.0%
22	North Hollywood	CA	161,900	74,900	87,000	Burlington Stores, Ross Dress for Less	46.3%
23	Palm Desert	CA	136,500	—	136,500	n/a	0.0%
24	Ramona	CA	107,500	14,700	92,800	Dollar Tree	13.7%
25	Riverside	CA	214,200	12,200	202,000	Bank of America	5.7%
26	Riverside	CA	132,600	38,100	94,500	Jack in the Box, Stater Brothers	28.7%
27	Roseville	CA	125,800	109,500	16,300	AAA, Cinemark, Round One Entertainment	87.0%
28	Salinas	CA	132,900	32,200	100,700	Burlington	24.2%
29	San Bruno	CA	276,600	31,300	245,300	Industrious	11.3%
30	San Bernardino	CA	264,700	—	264,700	n/a	0.0%
31	San Jose	CA	262,500	—	262,500	n/a	0.0%
32	Santa Maria	CA	108,600	—	108,600	n/a	0.0%
33	Temecula	CA	120,100	112,800	7,300	Round One Entertainment, Dick's Sporting Goods	93.9%
34	Thousand Oaks	CA	161,400	161,400	—	Dave & Busters, DSW, Nordstrom Rack	100.0%
35	Ventura	CA	178,600	—	178,600	n/a	0.0%
36	West Covina	CA	142,000	—	142,000	n/a	0.0%
37	Westminster	CA	197,900	—	197,900	n/a	0.0%
38	Lakewood	CO	153,000	—	153,000	n/a	0.0%
39	Thornton	CO	203,000	61,700	141,300	Vasa Fitness	30.4%
40	Waterford	CT	149,200	—	149,200	n/a	0.0%

	City	State	Total	Leased	Not Leased	Significant Tenants (1)	Leased (1)
41	Rehoboth Beach	DE	118,300	75,900	42,400	andThat!, PetSmart, Aldi	64.2%
42	Boca Raton	FL	178,500	4,200	174,300	Washington Mutual	2.4%
43	Bradenton	FL	82,900	49,900	33,000	Target	60.2%
44	Clearwater	FL	211,300	87,600	123,700	Whole Foods, Nordstrom Rack	41.5%
45	Doral	FL	212,900	—	212,900	n/a	0.0%
46	Ft. Myers	FL	146,800	—	146,800	n/a	0.0%
47	Hialeah	FL	145,200	77,900	67,300	Five Below, Ulta Beauty, Panera	53.7%
48	Hialeah (3)	FL	106,300	106,300	—	Aldi, Bed Bath & Beyond, Ross Dress for Less, dd’s Discounts	100.0%
49	Lakeland	FL	156,200	—	156,200	n/a	0.0%
50	Aventura	FL	215,400	111,500	103,900	Mercado del Rio, Pinstripes, Industrious	51.8%
51	Miami	FL	170,100	—	170,100	n/a	0.0%
52	North Miami	FL	125,400	125,400	—	Aldi, Burlington Stores, Ross Dress for Less, Michaels Stores	100.0%
53	Ocala	FL	146,200	—	146,200	n/a	0.0%
54	Orlando	FL	118,400	96,700	21,700	Floor & Décor	81.7%
55	Panama City	FL	139,300	—	139,300	n/a	0.0%
56	Pensacola	FL	106,100	106,100	—	BJ's Wholesale Club, Bubba's 33	100.0%
57	Plantation	FL	184,400	136,100	48,300	GameTime, Lazy Dog, Powerhouse Gym	73.8%
58	Sarasota	FL	212,400	—	212,400	n/a	0.0%
59	St. Petersburg	FL	113,800	11,800	102,000	n/a	10.4%
60	St. Petersburg	FL	133,800	133,800	—	Dick's Sporting Goods, Five Below, PetSmart	100.0%
61	Savannah	GA	167,300	—	167,300	n/a	0.0%
62	Honolulu	HI	76,100	76,100	—	Long's Drugs (CVS), Ross Dress for Less, PetSmart	100.0%
63	Cedar Rapids	IA	146,000	—	146,000	n/a	0.0%
64	Charles City	IA	96,600	—	96,600	n/a	0.0%
65	Webster City	IA	40,800	—	40,800	n/a	0.0%
66	Boise	ID	123,600	—	123,600	n/a	0.0%
67	Chicago	IL	120,700	89,100	31,600	Ross Dress for Less, dd's Discounts, Five Below	73.8%
68	Joliet	IL	204,600	—	204,600	n/a	0.0%
69	Lombard	IL	139,300	139,300	—	The Dump	100.0%
70	North Riverside	IL	216,400	95,700	120,700	Round One Entertainment, Aldi, Blink Fitness, Amita Health	44.2%
71	Orland Park	IL	140,000	45,900	94,100	AMC	32.8%
72	Springfield	IL	119,500	103,000	16,500	Binny's Beverage Depot, Burlington Stores, Marshalls	86.2%
73	Steger	IL	87,400	—	87,400	n/a	0.0%
74	Elkhart	IN	86,600	86,600	—	Big R	100.0%
75	Ft. Wayne	IN	84,400	63,700	20,700	Dave & Busters, Five Below, HomeGoods	75.5%
76	Merrillville	IN	170,900	161,400	9,500	At Home, Dollar Tree	94.4%
77	Hopkinsville	KY	85,100	64,600	20,500	Bargain Hunt, Farmer's Furniture, Harbor Freight	75.9%
78	Paducah	KY	97,300	66,800	30,500	Burlington Stores, Ross Dress for Less	68.7%
79	Lafayette	LA	194,900	—	194,900	n/a	0.0%
80	New Iberia	LA	4,500	4,500	—	Chase Bank	100.0%

	City	State	Total	Leased	Not Leased	Significant Tenants (1)	Leased (1)
81	Braintree	MA	89,700	85,000	4,700	Nordstrom Rack, Ulta Beauty	94.8%
82	Saugus	MA	210,700	100,000	110,700	APEX Entertainment	47.5%
83	Bowie	MD	123,000	15,000	108,000	BJ's Brewhouse	12.2%
84	Edgewater	MD	117,200	—	117,200	n/a	0.0%
85	Madawaska	ME	49,700	—	49,700	n/a	0.0%
86	Lincoln Park	MI	301,700	68,800	232,900	Bank of America, Burlington Stores, Planet Fitness	22.8%
87	Manistee	MI	94,700	—	94,700	n/a	0.0%
88	Roseville	MI	364,600	154,600	210,000	At Home, Hobby Lobby	42.4%
89	Sault Ste. Marie	MI	92,700	—	92,700	n/a	0.0%
90	Troy	MI	379,600	91,100	288,500	At Home	24.0%
91	Ypsilanti	MI	91,700	91,700	—	At Home	100.0%
92	Burnsville	MN	167,300	—	167,300	n/a	0.0%
93	Maplewood	MN	175,000	—	175,000	n/a	0.0%
94	St. Paul	MN	217,900	100	217,800	n/a	0.0%
95	Florissant	MO	119,000	4,300	114,700	n/a	3.6%
96	Jefferson City	MO	92,600	92,600	—	Orscheln Farm and Home	100.0%
97	Springfield	MO	112,900	112,900	—	At Home	100.0%
98	Columbus	MS	166,700	45,400	121,300	Bargain Hunt	27.2%
99	Asheville	NC	110,600	—	110,600	n/a	0.0%
100	Greensboro	NC	178,500	168,200	10,300	Floor & Décor, Gabriel Brothers	94.2%
101	Kearney	NE	64,900	64,900	—	Ross Dress for Less, Five Below, Marshall's	100.0%
102	Manchester	NH	106,600	80,400	26,200	Dick's Sporting Goods, Dave & Buster's	75.4%
103	Nashua	NH	167,100	—	167,100	n/a	0.0%
104	Portsmouth	NH	127,100	—	127,100	n/a	0.0%
105	Salem	NH	251,600	123,000	128,600	Cinemark, Dick's Sporting Goods	48.9%
106	Watchung	NJ	116,400	115,600	800	Cinemark, HomeGoods, Sierra Trading Post, Ulta Beauty, Chick-fil-A , City MD	99.3%
107	Henderson	NV	133,400	128,500	4,900	At Home, Seafood City	96.3%
108	Las Vegas	NV	130,300	42,500	87,800	Round One Entertainment	32.6%
109	Reno	NV	162,700	41,300	121,400	Round One Entertainment	25.4%
110	Albany	NY	277,900	76,700	201,200	Whole Foods, REI, Ethan Allen	27.6%
111	Clay	NY	146,500	—	146,500	n/a	0.0%
112	East Northport	NY	179,700	93,300	86,400	24 Hour Fitness, AMC	51.9%
113	Hicksville	NY	284,900	96,600	188,300	Chase Bank, Chipotle	33.9%
114	Olean	NY	120,700	55,400	65,300	Marshall's, Ollie's Bargain Hunt	45.9%
115	Rochester	NY	128,500	—	128,500	n/a	0.0%
116	Sidney	NY	94,400	—	94,400	n/a	0.0%
117	Victor	NY	119,600	119,600	—	Dick's Sporting Goods	100.0%
118	Yorktown Heights	NY	160,000	38,500	121,500	24 Hour Fitness	24.1%
119	Canton	OH	190,600	116,300	74,300	Dick's Sporting Goods, Dave & Busters, Cheddar's	61.0%
120	Dayton	OH	180,200	13,400	166,800	Outback Steakhouse	7.4%

	City	State	Total	Leased	Not Leased	Significant Tenants (1)	Leased (1)
121	Kenton	OH	96,100	—	96,100	n/a	0.0%
122	Mentor	OH	219,100	—	219,100	n/a	0.0%
123	Middleburg Heights	OH	359,000	35,800	323,200	Carvana	10.0%
124	Toledo	OH	218,700	—	218,700	n/a	0.0%
125	Oklahoma City	OK	223,600	50,300	173,300	Vasa Fitness	22.5%
126	Happy Valley	OR	144,300	45,000	99,300	Dick's Sporting Goods	31.2%
127	King of Prussia (3)	PA	210,800	174,500	36,300	Dick's Sporting Goods, Primark, Outback Steakhouse, Yardhouse	82.8%
128	Lebanon	PA	117,200	—	117,200	n/a	0.0%
129	Walnutport	PA	121,200	—	121,200	n/a	0.0%
130	Bayamon (2)	PR	114,600	—	114,600	n/a	0.0%
131	Caguas (2)	PR	138,700	—	138,700	n/a	0.0%
132	Carolina (2)	PR	198,000	—	198,000	n/a	0.0%
133	Mayaguez (2)	PR	118,200	—	118,200	n/a	0.0%
134	Ponce	PR	126,900	—	126,900	n/a	0.0%
135	Warwick	RI	131,500	123,100	8,400	At Home, Hook & Reel, Skechers	93.6%
136	Anderson	SC	117,100	117,100	—	Burlington Stores, Sportsman's Warehouse	100.0%
137	Charleston	SC	106,400	52,900	53,500	Burlington Stores	49.7%
138	Cordova	TN	160,900	—	160,900	n/a	0.0%
139	Memphis	TN	112,700	100,000	12,700	LA Fitness, Hopdoddy, Nordstrom Rack, Ulta Beauty	88.7%
140	Austin	TX	52,700	45,000	7,700	AMC	85.4%
141	El Paso	TX	114,200	99,100	15,100	dd's Discount, Ross Dress for Less, Five Below, Burlington Stores	86.8%
142	Friendswood	TX	166,000	—	166,000	n/a	0.0%
143	Houston	TX	134,000	134,000	—	At Home	100.0%
144	Houston	TX	201,700	—	201,700	n/a	0.0%
145	Ingram	TX	168,400	—	168,400	n/a	0.0%
146	Irving	TX	92,000	39,700	52,300	CareNow, Chick-fil-A	43.2%
147	San Antonio	TX	164,200	157,800	6,400	Tru Fit, Bed Bath & Beyond	96.1%
148	Valley View	TX	235,000	52,700	182,300	Industrious	22.4%
149	Layton	UT	86,500	66,400	20,100	Vasa Fitness	76.8%
150	West Jordan	UT	171,000	171,000	—	Burlington Stores, At Home	100.0%
151	Alexandria	VA	262,100	—	262,100	n/a	0.0%
152	Chesapeake	VA	169,700	—	169,700	n/a	0.0%
153	Fairfax	VA	211,000	179,400	31,600	Dave & Busters, Dick's Sporting Goods	85.0%
154	Virginia Beach	VA	166,200	79,300	86,900	DSW, The Fresh Market, Nordstrom Rack, Smokey Bones	47.7%
155	Warrenton	VA	75,500	62,200	13,300	HomeGoods	82.4%
156	Redmond	WA	230,700	—	230,700	n/a	0.0%
157	Greendale	WI	187,500	133,700	53,800	Dick's Sporting Goods, Round One Entertainment	71.3%
158	Madison	WI	118,400	118,400	—	Dave & Busters, Total Wine & More, Hobby Lobby	100.0%
	Total - Wholly Owned Properties		24,540,800	7,913,200	16,627,600		32.2%

(1)	Based on signed leases as of December 31, 2020, including SNO Leases totaling 2.1 million GLA.
(2)	Denotes property subject to termination notices pursuant to the terms of the Holdco Master Lease.
(3)	Property subject to a ground lease.

Unconsolidated Properties
					GLA (1)
	City	State	Joint Venture	Total	Leased	Not Leased	Significant Tenants (1)	Leased (1)
1	Carson	CA	Carson JV	182,200	109,700	72,500	Burlington Stores, Chipotle, Ross Dress for Less	60.2%
2	Cockeysville	MD	Cockeysville JV	160,200	98,300	61,900	HomeGoods, Michaels Stores, OneLife Fitness	61.4%
3	Frisco	TX	GGP I JV	162,900	—	162,900	n/a	0.0%
4	Lynnwood	WA	GGP I JV	99,900	49,300	50,600	Dave & Busters, Cheesecake Factory	49.3%
5	Natick (2)	MA	GGP I JV	190,700	88,500	102,200	Dave & Busters, Open World Entertainment	46.4%
6	Norman (2)	OK	GGP I JV	66,900	—	66,900	n/a	0.0%
7	Altamonte Springs	FL	GGP II JV	125,700	67,500	58,200	n/a	53.7%
8	Naples	FL	GGP II JV	67,400	67,400	—	CMX Cinebistro, Uncle Julio’s	100.0%
9	Wayne	NJ	GGP II JV	281,000	205,400	75,600	Cinemark, Dave & Busters, Yardhouse, BJ's Wholesale	73.1%
10	Cerritos	CA	Macerich JV	277,600	—	277,600	n/a	0.0%
11	Chandler	AZ	Macerich JV	139,500	74,000	65,500	Firestone	53.0%
12	Danbury	CT	Macerich JV	178,500	70,100	108,400	Primark	39.3%
13	Deptford	NJ	Macerich JV	191,700	149,200	42,500	Dick's Sporting Goods, Round One Entertainment, Crunch Fitness	77.8%
14	Freehold	NJ	Macerich JV	138,800	66,600	72,200	Primark	48.0%
15	Modesto	CA	Macerich JV	120,500	80,500	40,000	Dave & Busters, Dick's Sporting Goods	66.8%
16	Portland	OR	Macerich JV	220,000	—	220,000	n/a	0.0%
17	Santa Monica	CA	Mark 302 JV	103,000	—	103,000	n/a	0.0%
18	Austin	TX	Tech Ridge JV	—	—	—	n/a	0.0%
19	Ann Arbor	MI	Simon JV	170,600	—	170,600	n/a	0.0%
20	Austin	TX	Simon JV	164,600	—	164,600	n/a	0.0%
21	Nanuet	NY	Simon JV	221,400	—	221,400	n/a	0.0%
22	Santa Rosa	CA	Simon JV	165,400	—	165,400	n/a	0.0%
23	Tulsa	OK	Simon JV	150,200	—	150,200	n/a	0.0%
24	San Diego	CA	UTC JV	226,200	130,300	95,900	Equinox, Pinstripes, CB2, Industrious	57.6%
25	West Hartford	CT	West Hartford JV	163,700	112,500	51,200	buybuy Baby, REI, Cost Plus World Market, Shake Shack, Saks OFF 5th	68.7%
	Total - Unconsolidated Properties			3,968,600	1,369,300	2,599,300		34.5%

(1) Based on signed leases as of December 31, 2020, including SNO Leases totaling 0.6 million (0.3 million at share) GLA.
(2) Property subject to a ground lease.

183	Grand Total - All Properties			28,509,400	9,282,500	19,226,900		32.6%
183	Grand Total - All Properties (at share)			26,470,400	8,564,900	17,905,500		32.4%

The following table sets forth information regarding the geographic diversification of the portfolio based on signed leases as of December 31, 2020, including Unconsolidated Entities presented at the Company’s proportional share and after giving effect to the pending termination:

State	Number of Properties	Annual Rent	% of Total Annual Rent	Rent PSF
Florida	21	$29,321	19.5%	$26.30
California	33	24,325	16.2%	21.80
New York	10	10,525	7.0%	21.92
New Jersey	4	7,889	5.2%	24.19
Texas	12	7,069	4.7%	13.38
Illinois	7	6,992	4.6%	14.78
Virginia	5	6,838	4.5%	21.30
Massachusetts	3	4,764	3.2%	20.78
Pennsylvania	3	4,638	3.1%	26.58
Wisconsin	2	4,083	2.7%	16.20
Total Top 10	100	$106,444	70.7%	$21.22
Other (1)	83	44,159	29.3%	12.44
Total	183	$150,603	100.0%	$17.58
(1)	Includes 32 states.

Tenant Overview

The following table provides a summary of annual base rent for the portfolio based on signed leases as of December 31, 2020, including Unconsolidated Entities presented at the Company’s proportional share and after giving effect to the pending termination:

(in thousands except number of leases and PSF data)

	Number of	Leased	% of Total	Annual	% of Total	Annual
Tenant	Leases	GLA	Leased GLA	Rent	Annual Rent	Rent PSF
In-place diversified leases	251	6,196	72.3%	$96,065	63.8%	$15.50
SNO diversified leases	125	2,369	27.7%	54,538	36.2%	23.02
Total	376	8,565	100.0%	$150,603	100.0%	$17.58

During the year ended December 31, 2020, the majority of the $23.5 million of SNO leases that were sold, contributed to unconsolidated entities or terminated were comprised of leases terminated with fitness, entertainment and food & beverage tenants for which the Company had not yet deployed significant amounts of capital. The Company continues to evaluate and prioritize its SNO leases based upon tenant health, asset quality, risk-adjusted returns and near-term income opportunities.

Top Tenants

The following table lists the top tenants in our portfolio based on signed leases as of December 31, 2020, including Unconsolidated Properties presented at the Company’s proportional share and giving effect to the pending termination:

Tenant (1)	Number of Leases	Annual Rent	% of Total Annual Rent	Concepts/Brands
Dick's Sporting Goods	12	$12,437	8.3%
Dave & Buster's	11	9,212	6.1%
Round One Entertainment	8	7,225	4.8%
Burlington Stores	13	6,799	4.5%
At Home	11	6,786	4.5%
Ross Dress For Less	16	5,430	3.6%	Ross Dress for Less, dd's Discounts
Cinemark	4	4,899	3.3%
Nordstrom Rack	6	4,614	3.1%
AMC	3	4,202	2.8%
Primark	3	3,002	2.0%
Bed Bath & Beyond	6	2,489	1.7%	Bed Bath & Beyond, buybuyBaby, Cost Plus World Market, andThat!
BJ's Wholesale Club	2	2,422	1.6%
TJX	9	2,356	1.6%	TJ Maxx, Marshalls, HomeGoods, HomeSense, Sierra Trading Post
Equinox Fitness	7	2,283	1.5%	Equinox, Blink Fitness
Pinstripes	2	2,035	1.4%
Floor & Décor	2	2,032	1.3%
PetSmart	4	2,012	1.3%
Vasa Fitness	3	1,862	1.2%
24 Hour Fitness	2	1,791	1.2%
Ulta Salon	6	1,685	1.1%

(1)    The Company has signed eight leases with Industrious to occupy 278,000 SF under revenue-sharing agreements that are expected to place Industrious among the Company’s top tenants.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for signed leases, including SNO leases, as of December 31, 2020, including Unconsolidated Properties presented at the Company’s proportional share and giving effect to the pending termination.  The information set forth in the table assumes that no other tenants exercise renewal options or early termination rights:

(in thousands except number of leases)
Year	Number of Leases (1)	Leased GLA	% of Total Leased GLA	Annual Rent	% of Total Annual Rent
Month-to-Month	9	66	0.7%	$639	0.4%
2021	6	29	0.3%	479	0.3%
2022	13	300	3.5%	2,848	1.9%
2023	14	446	5.2%	7,411	4.9%
2024	14	291	3.4%	2,146	1.4%
2025	11	278	3.3%	3,990	2.7%
2026	17	450	5.3%	6,822	4.5%
2027	13	596	7.0%	5,171	3.5%
2028	30	738	8.6%	11,765	7.8%
2029	54	1,262	14.7%	21,246	14.1%
2030	23	386	4.5%	5,943	4.0%
Thereafter	47	1,354	15.8%	27,605	18.3%
SNO Leases	125	2,369	27.7%	54,538	36.2%
Total	376	8,565	100.0%	$150,603	100.0%

ITEM 3.	LEGAL PROCEEDINGS

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

On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the operative complaint in the Litigation relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination. Briefing and oral argument on the motions were completed in August 2020, and the parties are awaiting a decision.  The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

On March 2, 2021, the Company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American

Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit is seeking, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the

Litigation discussed above.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company.  As of December 31, 2020, and December 31, 2019, the Company did not record any amounts for litigation or other matters.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “SRG”.

The following graph provides a comparison, from December 31, 2015 through December 31, 2020, of the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Class A shares of the Company, the Standard & Poor's ("S&P") 500 Index and the SNL US REIT Index, an industry index of publicly-traded REITs (including the Company).

Data for the S&P 500 Index and the SNL US REIT Index were provided by SNL Financial LLC.

Index		12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Seritage Growth Properties	Cum $	100	108	105	86	107	39
	Return %		8	5	(14)	7	(61)
S&P 500	Cum $	100	112	136	130	171	203
	Return %		12	36	30	71	103
SNL US REIT Equity	Cum $	100	109	118	112	145	137
	Return %		9	18	12	45	37

Common Shares and Operating Partnership Units

On March 3, 2021, the reported closing sale price per share of our Class A common stock on the NYSE was $20.99.

As of March 3, 2021, there were 38,903,146 Class A common shares issued and outstanding which were held by approximately 138 shareholders of record.  The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name.

In addition, as of March 3, 2021, there were no Class B non-economic common shares issued and outstanding and 17,002,906 outstanding Operating Partnership units (“OP Units”) held by limited partners other than the Company.  As of March 3, 2021, there are no Class B non-economic common shares outstanding and there are no Class C non-voting common shares outstanding.

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

The OP Units are generally exchangeable into shares of Class A common stock on a one-for-one basis.

Share-Based Compensation

The following table provides information with respect to the Company’s equity compensation plan at December 31, 2020:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	159,581	(1)	n/a	(2)	2,728,012	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	159,581		—		2,728,012

(1)	Represents restricted stock awards and units previously granted and that remain unvested as of December 31, 2020.
(2)	Weighted average exercise price does not apply to restricted stock units (“RSU”).
(3)

Shares remaining available for future issuance under the Seritage Growth Properties 2015 Share Plan, taking into account 79,516 shares of restricted stock previously granted and 442,472 shares subject to grants of RSUs previously granted (including those that remain unvested reported in column (a)).

Dividends and Distributions

The timing, amount and composition of all distributions will be made by the Company at the discretion of its Board of Trustees.  Such distributions will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable law and other factors as the Board of Trustees of Seritage deems relevant.

The Company declared a dividend on the Company’s Class A and Class C common shares for the first quarter of 2019 and has not declared dividends on the Company’s Class A and Class C common shares since that time, based on our Board of Trustees’ assessment of the Company’s investment opportunities and its expectations of taxable income for the remainder of 2021.  The Company intends to, at a minimum, make distributions to our shareholders to comply with the REIT requirements of the Code, which may be satisfied by dividends on the Company’s preferred shares.

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

None.

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

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States.  As of December 31, 2020, our portfolio consisted of interests in 183 properties totaling approximately 26.5 million square feet of GLA, including 158 Wholly Owned Properties totaling approximately 24.5 million square feet of GLA across 41 states and Puerto Rico, and interests in 25 Unconsolidated Properties totaling approximately 1.9 million square feet of GLA across 13 states that are owned in Unconsolidated Entities.

The Company’s mission is to create long-term value for our shareholders by unlocking the value of our portfolio through re-leasing, redevelopment, formation of strategic partnerships or other bespoke solutions.  In doing so, we target meaningful growth in NOI and diversification of our tenant base while transforming our portfolio from one with a single-tenant retail and enclosed shopping center orientation to a diversified portfolio, including residential, biotechnology, office, open-air shopping and other uses.

In order to achieve our objective, we intend to execute the following strategies:

•	Maximize value of vast land holdings through retail and mixed-use accretive densification;
•	Convert single-tenant buildings into multi-tenant properties at meaningfully higher rents
•	Leverage existing and future joint venture relationships with leading real estate and financial partners; and
•	Maintain a flexible capital structure to support value creation activities.

Since inception, and excluding 17 projects that have been sold, we have completed or substantially completed 51 redevelopment projects and, as of December 31, 2020, we had an additional 15 projects in various stages of redevelopment, with the remaining commenced projects on hold due to adverse conditions resulting from the novel coronavirus (“COVID-19”) pandemic.  As of December 31, 2020, including our proportional share of Unconsolidated Properties, we had 6.2 million square feet of GLA leased to diversified tenants under in-place leases, 2.4 million square feet of GLA leased to diversified tenants under signed not yet opened leases, and 17.9 million square feet of GLA available for lease and/or redevelopment.

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the Bankruptcy Court.  Subsequently, the Company and Holdco, an affiliate of ESL Investments, Inc., executed the Holdco Master Lease with respect to 51 Wholly Owned Properties, which became effective on March 12, 2019, when the Bankruptcy Court issued an order approving the rejection of the Original Master Lease.

As of December 31, 2020, after giving effect to the pending termination of the Holdco Master Lease at the five remaining properties, the Company does not lease any properties to Holdco under the Holdco Master Lease.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc., which owns Holdco.  Mr. Lampert is also the Chairman of Seritage and controls each of the tenant entities that is a party to the Holdco Master Lease.

COVID-19 Pandemic

The COVID-19 pandemic continues to have a significant impact on the real estate industry in the United States, including our properties.  As of December 31, 2020, we had collected 93% of rental income for the three months ended December 31, 2020, and agreed to defer an additional 4%.  As of March 5, 2021, we had also collected 95% of January and February 2021 rental income, and agreed to defer an additional 2%.  While we intend to enforce our contractual rights under our leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

We continue to maintain a cautious approach as we respond to the evolving COVID-19 pandemic with an emphasis on managing our cash resources and preserving the value of our assets and our platform.  We expect to continue monetizing appropriate assets and selectively allocating capital to the assets with opportunistic risk-adjusted returns in our portfolio.

As a result of the fluidity and uncertainty surrounding the nation’s response to and limitations as a result of the pandemic, we expect that conditions will change, potentially significantly, in future periods and, as such, results for the year then ended December 31, 2020 may not be indicative of the Company’s business results for future periods.  As such, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows over the foreseeable future.

Asset Sales and Joint Ventures

During the year ended December 31, 2020, the Company sold 27 properties, plus additional outparcels, totaling 4.2 million square feet and generated gross proceeds of $333.4 million and also entered into an unconsolidated entity that generated an additional $27.0 million of gross proceeds. The Company also sold the 50% interests in three properties held in Unconsolidated Entities for gross proceeds of $35.9 million in gross proceeds and the Company also completed a sale-leaseback transaction for one property for gross proceeds of $21.0 million.

Subsequent to December 31, 2020, we sold four Wholly Owned Properties for gross proceeds of $46.9 million.  As of March 9, 2021, we had assets under contract to sell for total anticipated proceeds of $66.0 million, subject to buyer diligence and closing conditions.

Effects of Natural Disasters

The Company assessed the impact of the natural disasters that occurred during the year ended December 31, 2020 and determined that natural disasters did not have a material impact on our operating results or financial position.  The Company did not experience interruptions in rental payments related to natural disasters nor has it incurred material capital expenditures to repair any property damage. As a result of changes to weather patterns caused by climate change, our properties could experience increased storm intensity and other natural disasters in future periods and, as such, we cannot provide assurance that natural disasters will not have a material impact on our financial condition, results of operations or cash flows over the foreseeable future.

Appointment of New Chief Executive Officer, President and Trustee

On February 9, 2021, the Company announced that Ms. Andrea Olshan has been appointed Chief Executive Officer and President of the Company and will join the Company’s Board of Trustees, each effective as of March 16, 2021. In connection with Ms. Olshan’s appointment, the Company and the Operating Partnership entered into an employment agreement with Ms. Olshan, dated February 7, 2021. Ms. Olshan will replace the former Chief Executive Officer, President and Trustee, Mr. Benjamin W. Schall whose departure from the Company was on January 22, 2021. Since Mr. Schall’s departure, the day-to-day operations of the Company have continued to be overseen by members of existing senior management who report directly to the Board of Trustees. Matthew Fernand, a member of existing senior management and Executive Vice President, General Counsel and Secretary of the Company, is signing this Annual Report as the principal executive officer.

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

Comparison of the Year Ended December 31, 2020 to the Year Ended December 31, 2019

The following table presents selected data on comparative results from the Company’s consolidated statements of operations for the year ended December 31, 2020, as compared to the year ended December 31, 2019 (in thousands):

	Year Ended December 31,
	2020	2019	$ Change	% Change
Revenue
Rental income	$116,202	$167,035	$(50,833)	-30%
Expenses
Property operating	$41,164	$42,123	$(959)	-2%
Real estate taxes	36,768	38,595	(1,827)	-5%
Depreciation and amortization	95,997	104,581	(8,584)	-8%
General and administrative	28,849	39,156	(10,307)	-26%
Gain on sale of real estate	88,555	71,104	17,451	25%
Gain on sale of interests in unconsolidated entities	1,758	—	1,758	100%
Impairment on real estate assets	(64,108)	—	(64,108)	-100%
Equity in loss of unconsolidated entities	(4,712)	(17,994)	13,282	-74%
Interest and other income	3,394	6,824	(3,430)	-50%
Interest expense	(91,316)	(94,519)	3,203	-3%

Rental Income

The following table presents the results for rental income for the year ended December 31, 2020, as compared to the corresponding period in 2019 (in thousands):

	Year Ended December 31,
	2020		2019
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears/Kmart	$14,693	13%	$51,153	31%	$(36,460)
Diversified tenants	104,699	90%	99,797	60%	4,902
Straight-line rent	(4,983)	-4%	15,590	9%	(20,573)
Amortization of above/below market leases	1,793	1%	495	0%	1,298
Total rental income	$116,202	100%	$167,035	100%	$(50,833)

The decrease of $36.5 million in Sears or Kmart rental income during 2020 was due primarily to a reduction in the number of properties leased to Sears or Kmart under the Holdco Master Lease, as a result of termination activity. As of December 31, 2020, after giving effect to the pending termination of the Holdco Master Lease at five properties, the Company has no properties leased to Sears or Kmart.

The increase of $4.9 million in diversified tenants rental income during 2020 was due primarily to newly commenced leases at locations formerly occupied by Sears or Kmart.

The decrease of $20.6 million in straight-line rental income during 2020 was due primarily to (i) the accelerated amortization of straight-line rent receivables as a result of termination activity under the Holdco Master Lease and (ii) the reversal of previously recorded straight-line rent that the Company deemed was improbable of being collected.

The increase of $1.3 million in amortization of above/below market leases during 2020 was due primarily to the termination of certain leases previously acquired by the Company.

Property Operating Expenses and Real Estate Taxes

The following table presents the comparative results for property operating expenses and real estate taxes for the year ended December 31, 2020, as compared to the corresponding period in 2019 (in thousands):

	Year Ended December 31,
	2020	2019	$ Change
Property operating expenses	$41,164	$42,123	$(959)
Real estate taxes	36,768	38,595	(1,827)

The decrease of $1.0 million in property operating expense during 2020 was due primarily to asset sales, partially offset by an increase in utility and certain common area maintenance expenses at properties for which Sears or Kmart paid such expenses directly during 2019 and a decrease in amounts capitalized due to reduced development activity.

The decrease of $1.8 million in real estate taxes during 2020 was due primarily to asset sales and partially offset by a decrease in amounts capitalized due to reduced development activity.

Depreciation and Amortization Expenses

The decrease of $8.6 million in depreciation and amortization expenses during 2020 was due primarily to accelerated depreciation during the year ended December 31, 2019 related to certain buildings that were demolished for redevelopment, lower accelerated amortization attributable to certain lease intangible assets, offset by of higher net scheduled depreciation related to assets placed in service during the periods.

Accelerated amortization results from the recapture of space from, or termination of space by Holdco.  Such recaptures and terminations are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The $10.3 million decrease was primarily related to reduced share-based compensation as a result of forfeitures and reversals of the bonus accrual related to the resignation of our former chief executive officer and chief financial officer, a decrease in personnel and other expenses resulting from cost savings initiatives implemented in response to the COVID-19 pandemic, as well as lower share-based compensation related to equity awards with performance-based vesting, and partially offset by increased legal activity surrounding ongoing litigation with Sears and a decrease in capitalized personnel expenses as a result of reduced development activity.

Gain on Sale of Real Estate

During the year ended December 31, 2020, the Company sold 27 properties, plus additional outparcels, for aggregate consideration of $333.4 million and recorded gains totaling $120.1 million, which are included in gain on sale of real estate within the consolidated statements of operations.  These gains are partially offset by the $30.0 million loss recognized in relation to the Mark 302 unconsolidated entity revaluation to adjust a previously recorded gain from $38.8 million to $8.8 million. The Company also contributed its property located in Carson, CA to an unconsolidated entity for a contribution value of $27.0 million and recorded a loss of $1.5 million which is included in gain on sale of real estate within the consolidated statements of operations.

Impairment of Real Estate Assets

During 2020, the Company recognized $10.3 million in impairment related to real estate assets that were sold during the year and $53.8 million in impairment on vacant assets partially and stabilized assets that are leased primarily to theater and fitness tenants which have been negatively impacted by COVID-19.

Interest Expense

The Company incurs interest expense on its debt net of capitalized costs.

The decrease in interest expense is driven by incurring $5.0 million of mortgage recording costs in 2019 as a result of the Company’s lender’s request for mortgages against its assets pursuant to the springing mortgage and collateral requirement of the Term Loan Facility and was partially offset by decreased capitalized interest in 2020 as a result of reduced development activity.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “obligations”), and the reinvestment in and redevelopment of our properties (“development expenditures”).  As a result of a decrease in occupancy levels due to our recapture of space for redevelopment purposes and the execution of certain termination rights by Sears Holdings under the Original Master Lease and Holdco under the Holdco Master Lease, property rental income, which is our primary source of operating cash flow, we did not fully fund obligations incurred during the year ended December 31, 2020 and we had net operating cash outflows of $47.3 million.  However, our property dispositions during the year ended December 31, 2020 drove net investing cash inflows of $42.9 million and financing inflows of $15.4 million.

Obligations are projected to continue to exceed property rental income and the COVID-19 pandemic has created uncertainty with respect to rent collections and the timing of our construction projects, many of which remain on hold. While we do not currently have the liquid funds available to satisfy our obligations and development expenditures, we expect to fund such obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement:

•

Sales of Wholly Owned Properties.  As of December 31, 2020, we had sold 69 Wholly Owned Properties, and additional outparcels at certain properties, and generated approximately $591.4 million of gross proceeds since we began our capital recycling program in July 2017.  Subsequent to December 31, 2020, we sold four Wholly Owned Properties for gross proceeds of $46.9 million.  As of March 9, 2021, we had assets under contract to sell for total anticipated proceeds of $66.0 million, subject to buyer diligence and closing conditions;

•

Sales of interests in Unconsolidated Properties.  As of December 31, 2020, we had sold our interests in 15 Unconsolidated Properties and generated approximately $278.1 million of gross proceeds since July 2017.  Certain of our unconsolidated entity agreements also include rights that allow us to sell our interests in select Unconsolidated Properties to our partners at fair market value;

•

New Unconsolidated Entities.  As of December 31, 2020, we had contributed interests in 11 properties to unconsolidated entities, which generated approximately $212.4 million of gross proceeds since July 2017.  In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;

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

In response to the COVID-19 pandemic, we have taken a number of actions to manage our cash resources, including keeping many of our construction projects on hold, reducing operating and corporate expenses, and amending certain terms of our Term Loan Facility, as described below.

As previously disclosed, on May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permits the deferral of payment of interest under the Term Loan Agreement.

Additionally, the Term Loan Amendment provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Agreement.

Our Term Loan Facility includes a $400.0 million Incremental Funding Facility (as defined below), access to which is subject to rental income from non-Sears Holdings tenants of at least $200.0 million, on an annualized basis and after giving effect to SNO leases expected to commence rent payment within 12 months, which we have not yet achieved. The timing of our ability to access the Incremental Funding Facility, if at all, will be adversely impacted by the COVID-19 pandemic.

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

As of December 31, 2020, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under Term Loan Amendment as further described below.

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, is required to be guaranteed by all existing and future subsidiaries of the Operating Partnership.  The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Operating Partnership and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities.

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

As of December 31, 2020, the Company was not in compliance with certain of the financial metrics described above.  As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of December 31, 2020, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets.  During 2019, Berkshire Hathaway requested mortgages on a majority of the Company’s portfolio which were recorded in accordance with the mortgage and collateral requirement (the “Lender Request”).  There are no other changes to the terms and conditions of the Term Loan Facility, or the Company’s ability to operate thereunder, as a result of providing mortgages against any of the Company’s assets pursuant to the mortgage and collateral requirement.  The Company accounted for the Lender Request transaction as a modification of debt as of December 31, 2019.

The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of December 30,

2020 and December 31, 2019, the unamortized balance of the Company’s debt issuance costs were $1.1 million and $1.5 million, respectively.

On May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into the Term Loan Amendment by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permits the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million.  In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement).  Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on July 31, 2023; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the Incremental Funding Facility under the Term Loan Agreement.  The Company has paid all interest due under the Term Loan Agreement and has not deferred any interest as permitted under the Term Loan Amendment.

Additionally, the Term Loan Amendment provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Facility.

Preferred Shares

As of December 31, 2020, we had 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) outstanding.  We may not redeem the Series A Preferred Shares before December 14, 2022, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the trust agreement addendums designating the Series A Preferred Shares.  On and after December 14, 2022, we may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A and Class C common shares during 2020. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Company’s Board of Trustees also declared the following dividends on Company’s Series A Preferred Shares during 2021, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Preferred Share
2021
February 23	March 31	April 15	$0.43750
2020
December 17	December 31	January 15, 2021	$0.43750
September 17	September 30	October 15	0.43750
June 9	June 30	July 15	0.43750
February 18	March 31	April 15	0.43750
2019
October 23	December 31	January 15, 2020	$0.43750
July 23	September 30	October 15	0.43750
April 30	June 28	July 15	0.43750
February 25	March 29	April 15	0.43750

Our Board of Trustees will continue to assess the Company’s investment opportunities and its expectations of taxable income in its determination of future distributions, if any.  The Company intends to, at a minimum, make distributions to shareholders to comply with the REIT requirements of the Code, which may be satisfied by dividends on the Company’s Series A Preferred Shares.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the consolidated balance sheets of the Company as investments in unconsolidated entities.  As of December 31, 2020, and December 31, 2019, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

Our contractual obligations relate to our Term Loan Facility and non-cancelable operating leases in the form of a ground lease at two of our properties, as well as operating leases for our corporate offices.

Information concerning our obligations and commitments to make future payments under contracts for these loan and lease agreements as of December 31, 2020 is aggregated in the following table (in thousands):

		Payments due by Period
		Within			After
Contractual Obligation	Total	1 year	1 - 3 years	3 -5 years	5 years
Long-term debt (1)	$1,906,045	$117,556	$1,788,489	$—	$—
Operating leases	10,755	1,521	2,785	2,574	3,875
Total	$1,916,800	$119,077	$1,791,274	$2,574	$3,875

(1) Includes expected interest payments.

Capital Expenditures

The majority of our capital expenditures, tenant improvement costs and leasing commissions are from our retenanting and redevelopment projects described under the caption “—Retenanting and Redevelopment Projects” below.

During the year ended December 31, 2020, we incurred maintenance capital expenditures of approximately $2.6 million that were not associated with retenanting and redevelopment projects.

During the year ended December 31, 2019, we incurred maintenance capital expenditures of approximately $6.6 million that were not associated with retenanting and redevelopment projects.

Cash Flows for the Year Ended December 31, 2020 Compared to December 31, 2019

The following table summarizes the Company’s cash flow activities for the years ended December 31, 2020 and 2019 (in thousands):

	Year Ended December 31,
	2020	2019	$ Change
Net cash (used in) provided by operating activities	$(47,314)	$(57,660)	$10,346
Net cash used in investing activities	42,868	(299,490)	342,358
Net cash (used in) provided by financing activities	15,440	(36,447)	51,887

Cash Flows from Operating Activities

Significant changes in the components of net cash (used in) provided by operating activities include:

-

In 2020, a decrease in rental income due primarily to a reduction in the number of properties leased to Sears or Kmart under the Holdco Master Lease, as a result of termination activity and an increase in tenant and other receivables due to Rent Deferral Agreements, partially offset by an increase in accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Significant components of net cash used in investing activities include:

−

In 2020, $331.9 million of net proceeds from the sale of real estate and $13.1 million of net proceeds from the sale of 50% membership interests in two of the assets in the GGP II JV, partially offset by development of real estate and property improvements of ($246.8) million and investments in unconsolidated entities of ($62.9) million; and

−

In 2019, development of real estate and property improvements of ($387.7) million and investments in unconsolidated entities of ($54.2) million, partially offset by $140.1 million of net proceeds from the sale of real estate; and

Cash Flows from Financing Activities

Significant components of net cash (used in) and provided by financing activities include:

−	In 2020, cash distributions to holders of Series A Preferred Shares, ($4.9) million;
−	In 2020, proceeds from sale-leaseback financing obligations, $20.4 million;
−	In 2019, cash distributions to common stockholders and holders of OP Units, ($28.0) million;
−	In 2019, cash distributions to holders of Series A Preferred Shares, ($4.9) million;

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

On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the operative complaint in the Litigation relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination. Briefing and oral argument on the motions were completed in August 2020, and the parties are awaiting a decision.  The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

On March 2, 2021, the Company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American

Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit is seeking, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the

Litigation discussed above.

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

Redevelopment

During the year ended December 31, 2020, the Company continued work on certain suburban retail redevelopment projects. The Company had previously resumed $46 million of suburban retail development activity which was expected to generate total potential annual base rent of $13 million. As of December 31, 2020, for those projects $31 million has now been incurred and $6 million of annual base rent has commenced. The remaining potential annual base rent is expected to commence in the next twelve months, subject to tenant opening schedules.  In addition, during the fourth quarter, the Company resumed $39 million of additional suburban retail development activity with total potential income of $6 million, with the majority expected to commence in the next twelve months, subject to tenant opening schedules.

The Company also continued to advance its previously underway premier projects in Aventura (FL), Santa Monica (CA) and La Jolla (CA), and its pipeline of such projects, including its two previously announced multifamily projects, in Redmond (WA) and Dallas (TX), each of which represents the first phase of larger, mixed-use developments.  A multifamily project in Lynwood (WA) in an Unconsolidated Entity is also underway and has been scheduled for opening in the fourth quarter of 2021. A previously announced multifamily project in Chicago (IL) was sold during the year ended December 31, 2020.

During the quarter ended December 31, 2020, the Company, together with Foulger-Pratt and The Howard Hughes Corporation (NYSE: HHC), announced that it had entered into an initial agreement to advance the development of a 4.0 million-square-foot mixed-use community to include a new hospital campus at its Alexandria (VA) property.

The remainder of our previously announced redevelopment projects remain on hold due to the COVID-19 pandemic.  The Company deems this approach to capital deployment prudent given the uncertainty regarding tenants’ ability to construct and open new stores and the feasibility of sustaining labor levels with safe working conditions.

Critical Accounting Policies

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Refer to the discussion of our accounting policies included in Note 2 to the audited consolidated financial statements in Part II, Item 8 of this Annual Report.

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

The Company on a periodic basis, assesses whether there are indicators that the value of the real estate assets may be impaired. These indicators include macroeconomic conditions, such as the expected impact of the current COVID-19 pandemic.  If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value.  If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects including the effects of demand, competition, and other economic factors such as discount rates and market comparables.  Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.   Subsequent tests for impairment may result in future impairment charges if the COVID-19 pandemic causes economic and market conditions to deteriorate further.  The Company recognized $64.1 million in impairment losses for years ended December 31, 2020 and no impairment losses on real estate assets were recognized for the years ended December 31, 2019, and 2018.

Approximately $10.3 million of impairment losses were attributable to a change in holding period for two properties that were sold during the year ended December 31, 2020 at values that were less than the Company’s carrying values at the time of sale.  In addition, the Company recorded impairment losses of $53.8 million during the year ended December 31, 2020 as a result of estimated fair values that were less than the Company’s carrying values for 23 assets.  Such impairment losses are included within impairment on real estate assets on the consolidated statements of operations.  No impairment losses were recognized for the years ended December 31, 2019 and 2018.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions (which include macroeconomic conditions such as the expected impact of the COVID-19 pandemic), that the value of the Company’s investments in unconsolidated entities may be impaired.  An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  If the COVID-19 pandemic causes economic and market conditions to deteriorate further, subsequent tests for impairment may result in future impairment charges. No such impairment losses were recognized for the years ended December 31, 2020, 2019 or 2018.

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

As discussed further below in “—Recently Issued Accounting Pronouncements”, the Company has elected to avail itself of the relief provided in the Lease Modification Question and Answer Document (the “Lease Modification Q&A”) issued by the Financial Accounting Standards Board (the “FASB”) in April 2020 and elected to not account for the Rent Deferral Agreements on a lease by lease basis as modifications because the overall amount and term of the modified leases are significantly unchanged. As a result, the Company has not adjusted accrued rental revenues or the portion of accrued rental revenues related to the straight-line method for the portion which has been deferred.  When the Deferred Rent is repaid, the Company will relieve the accrual in tenant and other receivables.

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

Accounting for Recapture and Termination Activity Pursuant to the Original Master Lease and Holdco Master Lease (see Note 5)

Seritage Recapture Rights. The Company generally treated the delivery of a recapture notice as a modification of the lease as of the date of notice.

When a recapture notice was delivered, the portion of accrued rental revenues related to the straight-line method that were subject to the lease modification were amortized over the remaining shortened life of the lease from the date of notice to the date of vacancy.

In addition, the portion of intangible lease assets and liabilities that was deemed to be impacted by the lease modification was amortized over the shorter of the shortened lease term from the date of notice to the date of vacancy or the remaining useful life of the asset or liability.

A recapture typically occurred in conjunction with obtaining a new tenant or a real estate development project.  As such, termination fees, if any, associated with the recapture notice were generally capitalized as either an initial direct cost of obtaining a new lease or a necessary cost of the real estate project and depreciated over the life of the new lease obtained or the real estate asset being constructed or improved.

Termination Rights.  The Original Master Lease provided, and the Holdco Master Lease provides the tenant with certain rights to terminate their lease.

The Company accounted for the termination by amortizing the accrued rental revenues related to the straight-line method that were subject to the termination over the remaining shortened life of the lease from the date of notice to the date of vacancy. In addition, intangible lease assets and liabilities that are deemed to be impacted by the termination were amortized over the shorter of the shortened lease term from the date of notice to the date of vacancy or the remaining useful life of the asset or liability.

If the Company received a termination fee, the portion of the termination fee attributable to the base rent of the subject property is recognized on a straight-line basis over the shortened life of the lease from the date the termination fee becomes legally binding to the date of vacancy.

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

Funds from Operations ("FFO") and Company FFO

FFO is calculated in accordance with Nareit which defines FFO as net income computed in accordance with GAAP, excluding gains (or losses) from property sales, real estate related depreciation and amortization, and impairment charges on depreciable real estate assets.  The Company considers FFO a helpful supplemental measure of the operating performance for equity REITs and a complement to GAAP measures because it is a recognized measure of performance by the real estate industry.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended December 31,
NOI and Total NOI	2020	2019	2018
Net loss	$(152,964)	$(90,603)	$(114,878)
Termination fee income	(7,604)	(5,545)	(18,711)
Management and other fee income	(293)	(1,598)	(1,196)
Depreciation and amortization	95,997	104,581	226,675
General and administrative expenses	28,849	39,156	34,788
Equity in loss of unconsolidated entities	4,712	17,994	10,448
Gain on sale of interests in unconsolidated entities	(1,758)	—	—
Gain on sale of real estate	(88,555)	(71,104)	(96,165)
Impairment on real estate assets	64,108	—	—
Interest and other income	(3,394)	(6,824)	(7,886)
Interest expense	91,316	94,519	90,020
Change in fair value of interest rate cap	—	—	23
Provision for income taxes	252	196	321
Straight-line rent adjustment	4,983	(15,590)	2,825
Above/below market rental income/expense	(1,793)	(495)	(883)
NOI	$33,856	$64,687	$125,381
Unconsolidated entities
NOI of unconsolidated entities	6,122	9,851	19,138
Straight-line rent	(681)	(152)	(655)
Above/below market rental income/expense	(713)	(1,719)	(757)
Termination fee income	(827)	—	—
Total NOI	$37,757	$72,667	$143,107

The following table reconciles FFO and Company FFO to GAAP net loss the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
FFO and Company FFO	2020	2019	2018
Net loss	$(152,964)	$(90,603)	$(114,878)
Real estate depreciation and amortization (consolidated properties)	93,963	102,439	224,217
Real estate depreciation and amortization (unconsolidated entities)	9,108	30,375	15,840
Gain on sale of interests in unconsolidated entities	(1,758)	—	—
Gain on sale of real estate	(88,555)	(71,104)	(96,165)
Impairment on real estate assets	64,108	—	—
Dividends on preferred shares	(4,900)	(4,900)	(4,903)
FFO attributable to common shareholders and unitholders	$(80,998)	$(33,793)	$24,111
Termination fee income	(7,604)	(5,545)	(18,711)
Unconsolidated entity termination fee income	(827)	—	—
Change in fair value of interest rate cap	—	—	23
Amortization of deferred financing costs	421	434	10,323
Mortgage recording costs	—	5,008	—
Severance costs	425	—	—
Company FFO attributable to common shareholders and unitholders	$(88,583)	$(33,896)	$15,746

FFO per diluted common share and unit	$(1.45)	$(0.61)	$0.43
Company FFO per diluted common share and unit	$(1.59)	$(0.61)	$0.28

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	38,298	36,413	35,560
Weighted average OP Units outstanding	17,576	19,387	20,153
Weighted average common shares and units outstanding	55,874	55,800	55,713

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2020, we had $1.6 billion of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility and an additional $20.4 million of sales-leaseback financing which is based on a fixed term and imputed interest rate and therefore; neither are subject to interest rate fluctuations.

As of December 31, 2020, the estimated fair value of our consolidated debt was $1.6 billion.  The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2020, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control—Integrated Framework (2013)." Based on this assessment, management believes that, as of December 31, 2020, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our definitive proxy statement with respect to our 2021 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)	Consolidated Financial Statements and Consolidated Financial Statement Schedule.

The consolidated financial statements and consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(b)	Exhibits.

Exhibit No.	Description	SEC Document Reference

2.1	Subscription, Distribution and Purchase and Sale Agreement, dated as of June 8, 2015, by and between Seritage Growth Properties and Sears Holdings Corporation	Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-11, filed on June 9, 2015.

3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 10, 2015.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 8-A, filed on December 14, 2017.

3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on May 3, 2019.

4.1	Registration Rights Agreement by and among Seritage Growth Properties, ESL Investments, Inc., and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 10, 2015.

4.2	Form of specimen certificate evidencing the 7.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed on December 14, 2017.

4.3	Description of Capital Stock of Seritage Growth Properties Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K, filed on March 2, 2020.

10.1	Transition Services Agreement by and between Sears Holdings Management Corporation and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 10, 2015.

10.2	Amended and Restated Agreement of Limited Partnership of Seritage Growth Properties, L.P., dated as of December 14, 2017	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 14, 2017.

10.3*	Holdco Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC, dated as of February 28, 2019	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 15, 2019.

10.4*	Side Letter to Holdco Master Lease, by and among Seritage KMT Finance LLC, Seritage SRC Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC, dated as of February 28, 2019	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 15, 2019.

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

10.13

Senior Unsecured Term Loan Agreement, dated as of December 27, 2017, among Seritage Growth Properties, L.P., Seritage Growth Properties, JPP, LLC, JPP II, LLC and Empyrean Investments, LLC, as lenders, and JPP, LLC, as administrative agent

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 28, 2017.

10.14†	Form of Seritage Growth Properties 2015 Share Plan	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-11, filed on May 11, 2015.

10.15†	Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on July 10, 2015.

10.16†	Form of Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed on March 1, 2017.

10.17†	Form of Seritage Growth Properties Sign-On P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.7 to our Current Report on Form 8-K, filed on July 10, 2015.

Exhibit No.	Description	SEC Document Reference
10.18†	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on July 10, 2015.

10.19†	Form of Seritage Growth Properties Annual P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on July 10, 2015.
10.20†	Employment Agreement with Brian Dickman, dated as of July 6, 2015	Incorporated by reference to Exhibit 10.10 to our Current Report on Form 8-K, filed on July 10, 2015.

10.21†	Employment Agreement with Mary Rottler, dated as of June 2, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 19, 2015.

10.22†	Employment Agreement, dated April 17, 2015, between Benjamin Schall and Seritage Growth Properties	Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.23†	Letter Agreement, dated April 30, 2015, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Benjamin Schall	Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.24†	Letter Agreement, dated May 15, 2015, between Matthew Fernand and Seritage Growth Properties	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.25†	Letter Agreement, dated May 13, 2015, between James Bry and Seritage Growth Properties	Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.26	Exchange Agreement by and among Seritage Growth Properties, Seritage Growth Properties, L.P., ESL Partners, L.P., and Edward S. Lampert, dated as of June 26, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 2, 2015.

10.27	Exchange Agreement by and among Seritage Growth Properties and Fairholme Capital Management, L.L.C., dated as of June 30, 2015	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 2, 2015.

10.28	Senior Secured Term Loan Agreement, dated July 31, 2018, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 31, 2018.

10.29†	Employment Agreement, dated May 2, 2018, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Benjamin Schall	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 7, 2018.

10.30†	Employment Agreement, dated May 16, 2018, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Kenneth Lombard	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 3, 2018.

10.31†	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement – 2018 Incentive RSUs	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 3, 2018.

10.32†	Form of Seritage Growth Properties Performance-Vesting Restricted Share Unit Agreement – 2018 Incentive P-RSUs	Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on August 3, 2018.

10.33	First Amendment to the Master Lease, effective as of October 29, 2019, by and among Seritage SRC Finance LLC and Seritage KMT Finance LLC	Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed on March 2, 2020.

10.34	Amendment No. 1 to Senior Secured Term Loan Agreement, dated May 5, 2020, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 8, 2020.

Exhibit No.	Description	SEC Document Reference
10.35

Master Lease Modification and Settlement Agreement, dated as of June 3, 2020, by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 4, 2020.

10.36

Second Master Lease Modification and Settlement Agreement, dated December 02, 2020, by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC

Filed herewith.

10.37†	Employment Agreement, dated February 7, 2021, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 9, 2021.

21.1	List of subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

*	Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

†    Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: March 15, 2021	/s/ Matthew Fernand

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Edward S. Lampert	Chairman of the Board of Trustees	March 15, 2021
Edward S. Lampert

/s/ Matthew Fernand	Executive Vice President, General Counsel & Secretary (principal executive officer)	March 15, 2021
Matthew Fernand

/s/ Amanda Lombard	Executive Vice President, Chief Financial Officer (principal financial and accounting officer)	March 15, 2021
Amanda Lombard

/s/ David S. Fawer	Trustee	March 15, 2021
David S. Fawer

/s/ John T. McClain	Trustee	March 15, 2021
John T. McClain

/s/ Sharon Osberg	Trustee	March 15, 2021
Sharon Osberg

/s/ Thomas M. Steinberg	Trustee	March 15, 2021
Thomas M. Steinberg

/s/ Allison Thrush	Trustee	March 15, 2021
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Seritage Growth Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seritage Growth Properties and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Liquidity — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “obligations”), and, on a selective basis given the current environment,  the reinvestment in and redevelopment of its properties (“development expenditures”).  As a result of a decrease in occupancy levels due to the Company’s recapture of space for redevelopment purposes and the execution of certain termination rights by Sears Holdings under the Original Master Lease and Holdco under the Holdco Master Lease, property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the year ended December 31, 2020. Obligations are projected to continue to exceed property rental income until such time as additional tenants commence paying rent and the Company plans to incur additional development expenditures as it continues to invest in the redevelopment of its portfolio.

The Company expects to fund its obligations and any development expenditures with cash on hand and sales of wholly owned properties, subject to any approvals that may be required under the Company’s term Loan facility.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s liquidity disclosure included the following, among others:

•	We tested the effectiveness of the controls over management’s plan and related disclosures.
•	We tested management’s key assumptions, including projected rental income and property operating costs by comparing such assumptions to underlying lease agreements and historical operating costs.
•	We evaluated management’s estimates relating to redevelopment costs by comparing to underlying development plans and costs spent to date.
•	We evaluated the timing and likelihood of potential asset sales by comparing expected proceeds to comparable market information and historical transactions executed by the Company.
•	We engaged in discussions with management regarding the Company’s intent and ability to generate the planned capital through sales of wholly owned properties.
•

We evaluated management’s plans in the context of other audit evidence and analyzed external filings and press releases to determine whether it supported or contradicted the conclusion reached by management.

Real Estate Investments – Impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company on a periodic basis, assesses whether there are indicators that real estate assets carrying value may not be recoverable. These indicators include macroeconomic conditions, such as the expected on-going impact of the current COVID-19 pandemic.  If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value.   If the carrying value of a real estate asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying value over its estimated fair value.

The Company makes significant assumptions in estimating future undiscounted cash flows including the anticipated hold period and capitalization rates and, as necessary, the discount rate and sales comparables to determine the estimated fair value of real estate assets. The Company recorded $10.3 million of impairment losses attributable to a change in holding period during 2020.  Additionally, the Company recorded impairment losses of $53.8 million on vacant assets and partially stabilized assets which have been negatively impacted by COVID-19 and where the Company decided to reevaluate its redevelopment plan.

The Company’s assumptions used in estimating the undiscounted cash flow for real estate assets and the estimated fair value for real estate assets when not recoverable, is subjective and requires judgment. Because of this, auditing these assumptions required a high degree of auditor judgment and extensive auditor effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures to evaluate management’s estimated undiscounted cash flows and the estimated fair value of real estate assets included the following, among others:

•

We tested the effectiveness of the controls over management’s evaluation of real estate assets for impairment, specifically controls over the estimated undiscounted cash flows and the estimated fair value of real estate assets.

•	We evaluated whether the assumptions were consistent with evidence obtained in other areas in the audit and industry reports.
•	We evaluated the reasonableness of management’s assertions regarding its anticipated hold period over real estate assets by performing the following:
o	Engaged in discussions with management to evaluate the Company’s plans to develop an asset or dispose of an asset before the end of its estimated useful life.
o	Inspected Board of Directors meeting minutes to identify whether assets have been identified for potential sale.
o	Compared management’s assertions regarding its intent to hold an asset with internal strategic and operating plans.

•

We evaluated the Company’s determination of anticipated future undiscounted cash flows for those assets with impairment indicators and, as necessary, the fair value for assets that the carrying value was determined not to be recoverable by performing the following:

o

With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including testing the source information underlying the determination of the capitalization rates and, as necessary, discount rates and sales comparables and (3) mathematical accuracy of the cash flow models utilized by management..

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 15, 2021

We have served as the Company's auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Seritage Growth Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 15, 2021, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

New York, New York

March 15, 2021

SERITAGE GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Investment in real estate
Land	$592,770	$667,004
Buildings and improvements	1,107,532	1,112,653
Accumulated depreciation	(142,206)	(147,696)
	1,558,096	1,631,961
Construction in progress	352,776	338,672
Net investment in real estate	1,910,872	1,970,633
Real estate held for sale	1,864	5,275
Investment in unconsolidated entities	457,033	445,077
Cash and cash equivalents	143,728	139,260
Restricted cash	6,526	—
Tenant and other receivables, net	46,570	54,470
Lease intangible assets, net	18,595	68,153
Prepaid expenses, deferred expenses and other assets, net	63,755	67,744
Total assets	$2,648,943	$2,750,612

LIABILITIES AND EQUITY
Liabilities
Term loan facility, net	$1,598,909	$1,598,487
Sales-leaseback financing obligations	20,425	—
Accounts payable, accrued expenses and other liabilities	146,882	108,755
Total liabilities	1,766,216	1,707,242

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 38,896,428 and 36,897,364 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	389	369
Class B common shares $0.01 par value; 5,000,000 shares authorized; 0 and 1,242,536 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	12

Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of December 31, 2020 and December 31, 2019; liquidation preference of $70,000	28	28
Additional paid-in capital	1,177,260	1,149,721
Accumulated deficit	(528,637)	(418,711)
Total shareholders' equity	649,040	731,419
Non-controlling interests	233,687	311,951
Total equity	882,727	1,043,370
Total liabilities and equity	$2,648,943	$2,750,612
The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
REVENUE
Rental income	$116,202	$167,035	$213,558
Management and other fee income	293	1,598	1,196
Total revenue	116,495	168,633	214,754
EXPENSES
Property operating	41,164	42,123	28,705
Real estate taxes	36,768	38,595	42,446
Depreciation and amortization	95,997	104,581	226,675
General and administrative	28,849	39,156	34,788
Provision for doubtful accounts	—	—	257
Total expenses	202,778	224,455	332,871
Gain on sale of real estate	88,555	71,104	96,165
Gain on sale of interests in unconsolidated entities	1,758	—	—
Impairment of real estate assets	(64,108)	—	—
Equity in loss of unconsolidated entities	(4,712)	(17,994)	(10,448)
Interest and other income	3,394	6,824	7,886
Interest expense	(91,316)	(94,519)	(90,020)
Change in fair value of interest rate cap	—	—	(23)
Loss before income taxes	(152,712)	(90,407)	(114,557)
Provision for income taxes	(252)	(196)	(321)
Net loss	(152,964)	(90,603)	(114,878)
Net loss attributable to non-controlling interests	47,938	31,206	41,406
Net loss attributable to Seritage	$(105,026)	$(59,397)	$(73,472)
Preferred dividends	(4,900)	(4,900)	(4,903)
Net loss attributable to Seritage common shareholders	$(109,926)	$(64,297)	$(78,375)

Net loss per share attributable to Seritage Class A and Class C common shareholders - Basic	$(2.87)	$(1.77)	$(2.20)
Net loss per share attributable to Seritage Class A and Class C common shareholders - Diluted	$(2.87)	$(1.77)	$(2.20)
Weighted average Class A and Class C common shares outstanding - Basic	38,298	36,413	35,560
Weighted average Class A and Class C common shares outstanding - Diluted	38,298	36,413	35,560

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY

(Amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2018	32,416	$324	1,329	$13	3,151	$31	2,800	$28	$1,116,060	$(229,760)	$434,164	$1,320,860

Net loss	—	—	—	—	—	—	—	—	—	(73,472)	(41,406)	(114,878)
Common dividends and distributions declared ($1.00 per share and unit)	—	—	—	—	—	—	—	—	—	(35,997)	(20,144)	(56,141)
Preferred dividends declared ($1.75 per share)										(4,093)	—	(4,093)
Vesting of restricted share units	2	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	5,632	—	—	5,632
Preferred stock offering costs									(113)	—	—	(113)
Share class exchanges, net (3,151,131 common shares)	3,151	32	—	—	(3,151)	(31)	—	—	—	—	—	1
Share class surrenders (6,501 common shares)	—	—	(7)	—	—	—	—	—	—	—	—	—
OP Unit exchanges (98,923 units)	99	1	—	—	—	—	—	—	2,925	—	(2,926)	—

Balance at December 31, 2018	35,668	$357	1,322	$13	—	—	2,800	$28	$1,124,504	$(344,132)	$369,688	$1,150,458

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY (Continued)

(Amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2019	35,668	$357	1,322	$13	-	$-	2,800	$28	$1,124,504	$(344,132)	$369,688	$1,150,458

Net loss	—	—	—	—	—	—	—	—	—	(59,397)	(31,206)	(90,603)
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	—	—	(1,286)	-	(1,286)
Common dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	—	—	(8,996)	(5,030)	(14,026)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	15	—	—	—	—	—	—	—	(3,523)	—	—	(3,523)
Share-based compensation	—	—	—	—	—	—	—	—	7,250	—	—	7,250
Share class surrenders (79,829 common shares)	—	—	(79)	(1)	—	—	—	—	1	—	—	—
OP Unit exchanges (1,214,577 units)	1,214	12	—	—	—	—	—	—	21,489	—	(21,501)	—

Balance at December 31, 2019	36,897	$369	1,243	$12	—	—	2,800	$28	$1,149,721	$(418,711)	$311,951	$1,043,370

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY (Continued)

(Amounts in thousands)

									Additional		Non-
	Class A Common		Class B Common		Class C Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2020	36,897	$369	1,243	$12	—	$—	2,800	$28	$1,149,721	$(418,711)	$311,951	$1,043,370

Net loss	—	—	—	—	—	—	—	—	—	(105,026)	(47,938)	(152,964)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	97	1	—	—	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	—	—	(2,779)	—	—	(2,779)
Share class surrenders (1,242,536 common shares)	—	—	(1,243)	(12)	—	—	—	—	12	—	—	—
OP Unit exchanges (1,901,739 units)	1,902	19	—	—	—	—	—	—	30,307	—	(30,326)	—

Balance at December 31, 2020	38,896	$389	-	$-	—	$—	2,800	$28	$1,177,260	$(528,637)	$233,687	$882,727

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(152,964)	$(90,603)	$(114,878)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated entities	4,712	17,994	10,448
Distributions from unconsolidated entities	213	877	3,956
Gain on sale of interest in unconsolidated entities	(1,758)	—	—
Gain on sale of real estate	(88,555)	(71,104)	(96,165)
Impairment of real estate assets	64,108	—	—
Change in fair value of interest rate cap	—	—	23
Share-based compensation	(3,035)	6,845	7,472
Depreciation and amortization	95,997	104,581	226,675
Amortization of deferred financing costs	421	434	10,322
Amortization of above and below market leases, net	(1,793)	(495)	(768)
Straight-line rent adjustment	4,983	(15,590)	2,825
Change in operating assets and liabilities
Tenants and other receivables	9,725	2,556	(256)
Prepaid expenses, deferred expenses and other assets	(179)	(5,149)	(9,811)
Accounts payable, accrued expenses and other liabilities	20,811	(8,006)	15,056
Net cash (used in) provided by operating activities	(47,314)	(57,660)	54,899
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(62,891)	(54,193)	(27,005)
Net proceeds from disposition of interest in unconsolidated entities	19,551	—	—
Distributions from unconsolidated entities	1,150	1,884	10,988
Net proceeds from sale of real estate	331,878	140,505	210,097
Development of real estate	(246,820)	(387,686)	(313,555)
Net cash provided by (used in) investing activities	42,868	(299,490)	(119,475)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from Term Loan Facility	—	—	1,600,000
Repayment of mortgage loans payable	—	—	(1,210,561)
Repayment of Unsecured Term Loan	—	—	(145,000)
Payment of deferred financing costs	—	—	(2,472)
Proceeds from sale-leaseback financing obligations	20,425	—	—
Preferred stock offering costs	—	—	(113)
Purchase of shares related to stock grant recipients' tax withholdings	(85)	(3,523)	(1,840)
Preferred dividends paid	(4,900)	(4,900)	(4,020)
Common dividends paid	—	(17,964)	(35,677)
Non-controlling interests distributions paid	—	(10,060)	(20,118)
Net cash provided by (used in) financing activities	15,440	(36,447)	180,199
Net increase (decrease) in cash, cash equivalents, and restricted cash	10,994	(393,597)	115,623
Cash, cash equivalents, and restricted cash, beginning of period	139,260	532,857	417,234
Cash, cash equivalents, and restricted cash, end of period	$150,254	$139,260	$532,857

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$117,866	$117,556	$102,786
Capitalized interest	27,130	28,497	23,183
Income taxes paid	293	285	321
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$20,586	$17,006	$26,180
Common dividends and OP unit distributions declared and unpaid	—	—	14,027
Preferred dividends declared and unpaid	1,225	1,225	1,225
Decrease in real estate, net resulting from deconsolidated properties
Real estate, net	(26,977)	(17,237)	(156,568)
Tenants and other receivables, net	(610)	(2)	—
Lease intangible assets, net	(567)	(26)	(1,416)
Prepaid expenses, deferred expenses and other assets, net	(528)	(84)	(193)
Accounts payable, accrued expenses and other liabilities	547	6	—
Transfer to real estate assets held for sale	(3,411)	(5,275)	(3,094)
Transfer of below market asset to right of use asset	—	(11,005)	—
Recording of right of use assets	1,598	19,373	—
Recording of lease liabilities	(1,598)	(8,368)	—
Property delivered in exchange	—	(2,075)	—
Property received in exchange	—	11,326	—
Property received in JV distribution	19,300	—	—
Non-cash property investment in JV distribution	(19,300)	—	—
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$143,728	$139,260	$532,857
Restricted cash	6,526	—	—
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$150,254	$139,260	$532,857

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

Seritage is principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States.  As of December 31, 2020, the Company’s portfolio consisted of interests in 183 properties totaling approximately 26.5 million square feet of GLA, including 158 wholly owned properties totaling approximately 24.5 million square feet of GLA across 41 states and Puerto Rico (the “Wholly Owned Properties”), and interests in 25 properties totaling approximately 1.9 million square feet of GLA across 13 states that are owned in unconsolidated entities (the “Unconsolidated Properties”).

The Company’s mission is to create long-term value for our shareholders by unlocking the value of our portfolio through re-leasing, redevelopment, formation of strategic partnerships or other bespoke solutions.

Background

The Company commenced operations on July 7, 2015 following a rights offering to the shareholders of Sears Holdings Corporation (“Sears Holdings” or “Sears”) to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of certain of Sears Holdings’ owned properties and its 50% interests in three joint ventures which were simultaneously leased back to Sears Holdings under a master lease agreement (the “Original Master Lease” and the “Original JV Master Leases”, respectively).

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”).  Subsequently, the Company and certain affiliates of Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., executed a master lease with respect to 51 Wholly Owned Properties (the “Holdco Master Lease”).

As of December 31, 2020, the Company did not have any remaining properties leases to Holdco or Sears Holdings after giving effect to the pending termination of the last five Wholly Owned Properties which is scheduled to be completed in March 2021.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc, which owns Holdco.  Mr. Lampert is also the Chairman of Seritage and controls each of the tenant entities that is a party to the Holdco Master Lease.

Since inception, and excluding 17 projects that have been sold, we have completed or substantially completed 51 redevelopment projects and, as of December 31, 2020, we had an additional 15 projects in various stages of redevelopment, with the remaining commenced projects on hold due to adverse conditions resulting from the coronavirus (“COVID-19”) pandemic.  As of December 31, 2020, including our proportional share of Unconsolidated Properties, we had 6.4 million square feet of GLA leased to diversified tenants under in-place leases, 2.9 million square feet of GLA leased to diversified tenants under signed not yet opened leases, and 18 million square feet of GLA available for lease and/or redevelopment.

COVID-19 Pandemic

The novel coronavirus (“COVID-19”) pandemic continues to have a significant impact on the real estate industry in the United States, including the Company’s properties.

As of December 31, 2020, the Company had collected 93% of rental income for the three months ended December 31, 2020, and agreed to defer an additional 4%.  As of March 5, 2021, the Company had also collected 95% of January and February 2021 rental income, and agreed to defer an additional 2%.  While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

The Company continues to maintain a cautious approach as it responds to the evolving COVID-19 pandemic with an emphasis on managing its cash resources and preserving the value of its assets and its platform.  The Company intends to continue monetizing appropriate assets and selectively allocating capital to the assets with opportunistic risk-adjusted returns within its portfolio.

As a result of the fluidity and uncertainty surrounding the nation’s response to and limitations as a result of the pandemic, the Company expects that these conditions will change, potentially significantly, in future periods and results for the year ended December 31, 2020 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods.  As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “obligations”), and, on a selective basis given the current environment, the reinvestment in and redevelopment of its properties (“development expenditures”).  As a result of a decrease in occupancy levels due to the Company’s recapture of space for redevelopment purposes and the execution of certain termination rights by Sears Holdings under the Original Master Lease and Holdco under the Holdco Master Lease, property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the year ended December 31, 2020 and the Company had operating cash outflows of $47.3 million.  Additionally, the Company’s asset sales during the year ended December 31, 2020 drove investing cash inflows of $42.9 million and financing cash inflows of $15.4 million.

Obligations are projected to continue to exceed property rental income and the COVID-19 pandemic has created uncertainty with respect to rent collections and the timing of the Company’s construction projects, many of which remain on hold.  While the Company does not currently have the liquid funds available to satisfy its obligations and development expenditures, the Company expects to fund such obligations and any development expenditures with a combination of cash on hand and sales of Wholly Owned Properties, subject to any approvals that may be required under the Company’s Term Loan Facility, as described in Note 6, Debt.  Management has determined that it is probable its plans will be effectively implemented within one year after the date the financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s obligations and development expenditures.

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

Where the Company has an interest in a VIE and it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting.  Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting.  The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events.  As of December 31, 2020 and December 31, 2019, the Company has several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary and the nature of its involvement in the activities of these entities does not give the Company power over decisions that significantly affect these entities’ economic performance.

As of December 31, 2020, the Company holds a 69.6% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the consolidated balance sheets.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The most significant assumptions and estimates relate to real estate impairment assessments, and assessing the recoverability of accounts receivable.  These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances.  Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known.  Actual results could differ from these estimates.

Segment Reporting

The Company currently operates in a single reportable segment which includes the acquisition, ownership, development, redevelopment, management, and leasing of real estate properties.  The Company’s chief operating decision maker, its principal executive officer, assesses and measures the operating and financial results for each property on an individual basis and does not distinguish or group properties based on geography, size, or type. The Company, therefore, aggregates all properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants, and operational process.

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

The Company, on a periodic basis, assesses whether there are indicators that the value of the real estate assets may be impaired.  These indicators include macroeconomic conditions, such as the expected impact of the current COVID-19 pandemic.  If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value.   If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects including the effects of demand, competition, and other economic factors such as discount rates and market comparables.  Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.   Subsequent tests for impairment may result in future impairment charges if the COVID-19 pandemic causes economic and market conditions to deteriorate further.  The Company recognized $64.1 million in impairment losses for year ended December 31, 2020 and no impairment losses on real estate assets were recognized for the years ended December 31, 2019 and 2018.

Approximately $10.3 million of impairment was attributable to a change in holding period for two properties for which management was in active negotiations for a sale at a value below carrying value. These assets were subsequently sold during the year.  In addition, the Company recorded impairment losses of $53.8 million during the year ended December 31, 2020 on vacant assets and partially stabilized assets that are leased primarily to theater and fitness tenants which have been negatively impacted by COVID-19.  Such impairment losses are included within impairment on real estate assets on the consolidated statements of operations.  No impairment losses were recognized for the years ended December 31, 2019 and 2018.

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received.  Consideration consists of cash proceeds received and in certain circumstances, non-cash consideration which is typically in the form of equity in unconsolidated entities on the Company’s consolidated statements of operations.  For more information on the Company’s unconsolidated entity transactions refer, to Note 4.

The following table summarizes the Company’s gain on sale of real estate, net during the years ended December 31, 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contributions to unconsolidated entities
Gross proceeds	$27.0	$21.7	$232.7
Gain (loss) on sale of real estate, net	(1.5)	3.9	63.9
Dispositions to third parties
Gross proceeds	$333.4	$144.3	$114.3
Gain (loss) on sale of real estate, net (1)(2)	120.1	63.7	29.5
Total gains on contributions and dispositions, net	$118.6	$67.6	$93.4

(1)Includes gain of $6.9 million related to the exchange of a portion of one land parcel for two parcels of approximately equal size for the year ended December 31, 2019.

(2)Excludes loss of $30.0 million related to the revaluation of Mark 302 JV to adjust the gain from $38.8 million to $8.8 million as further described in Note 4 below.

During the year ended December 31, 2020, the Company sold an outparcel for proceeds of $2.7 million which did not meet the criteria for sale accounting because the buyer has the right to put the property back to the Company if the property is not delivered to the tenant.  As of December 31, 2020, the Company recognized a deferred purchase price liability for this asset which is located in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

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

As of December 31, 2020, one property was classified as held for sale with assets of $1.9 million and no liabilities, and as of December 31, 2019, two properties were classified as held for sale with assets of $5.3 million and no liabilities.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions (which include macroeconomic conditions such as the expected impact of the COVID-19 pandemic), that the value of the Company’s investments in unconsolidated entities may be impaired.  An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  If the COVID-19 pandemic causes economic and market conditions to deteriorate further, subsequent tests for impairment may result in future impairment charges.

No such impairment losses were recognized for the years ended December 31, 2020, 2019 or 2018.

Cash and Cash Equivalents

The Company considers instruments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

Restricted Cash

As of December 31, 2020, restricted cash represented cash received as proceeds for a sale which did not meet the criteria for sale accounting at December 31, 2020, as well as cash collateral for a letter of credit.  As of December 31, 2020, the Company had restricted cash of $6.5 million and as of December 31, 2019, the Company did not have any restricted cash.

Rental Revenue Recognition and Tenant Receivables

Rental income is comprised of base rent and reimbursements of property operating expenses.  The Company commences rental revenue recognition when the lessee takes control of the physical use of the leased asset based on an evaluation of several factors.  Base rent is recognized on a straight-line basis over the non-cancelable terms of the related leases.  For leases that have fixed and measurable base rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as straight-line rent receivable and included as a component of tenant and other receivables on the consolidated balance sheets.  Reimbursement of property operating expenses arises from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property.  This revenue is accrued in the same periods as the expenses are incurred.

The Company periodically reviews its receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, including the expected impact of the COVID-19 pandemic, and economic conditions in the area where the property is located.  Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectability of substantially all future lease payments from a specified lease is not probable of collection, at which point, the Company will begin recognizing revenue on a cash basis, based on actual amounts received.  Any receivables that are deemed to be uncollectible are recognized as a reduction to rental income in the Company’s consolidated statements of operations. If future circumstances change such that the Company believes that it is reasonably certain that the Company will collect all rental income remaining on such leases, the Company will resume accruing rental income and recognize a cumulative catch up for previously written off receivables.  The Company also recognizes a general reserve, as a reduction to rental income, for its portfolio of operating lease receivables which are not expected to be fully collectible.

The Company recorded a reduction to rental income of $5.6 million and $255 thousand during the years ended December 31, 2020 and December 31, 2019 as a result of the Company’s evaluation of collectability.  In addition, the Company also recorded a reversal of previously recorded straight-line rent of $5.0 million for the year ended December 31, 2020. No such reversals were recorded for the year ended December 31, 2019. During the year ended December 31, 2020, the reduction to rental income included an allowance of $1.8 million related to deferral agreements.

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

In April 2020, the FASB staff issued a question-and-answer (Q&A) document focusing on the application of the lease guidance in ASC 842, Leases, providing optional relief related to the lease modification guidance under ASC 842 for lease concession agreements entered as a result of COVID-19.  As a result, the Company has not adjusted accrued rental revenues or the portion of accrued rental revenues related to the straight-line method for the portion which has been deferred.  When the Deferred Rents are repaid, the Company will relieve the accrual in tenant and other receivables.

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

Tenant and Other Receivables

Tenant and other receivables includes unpaid amounts billed to tenants, accrued revenues for future billings to tenants for property expenses, and amounts arising from the straight-lining of rent, as discussed above.  Tenant and other receivables also include management fees receivable for services performed for the benefit of certain unconsolidated entities.  In the event that the collectability of a management fee receivable is in doubt, a provision for uncollectible amounts will be established or a direct write-off of the specific receivable will be made.

Management and Other Fee Income

Management and other fee income represents property management, construction, leasing and development fees for services performed for the benefit of certain unconsolidated entities.

Property management fee income is reported at 100% of the revenue earned from such Unconsolidated Properties in management and other fee income on the consolidated statements of operations.  The Company’s share of management expenses incurred by the unconsolidated entities is reported in equity in income (loss) of unconsolidated entities on the consolidated statements of operations and in other expenses in the combined financial data in Note 4.

Leasing and development fees are initially reported at the portion of revenue earned attributable to outside ownership of the related unconsolidated entities.  The Company’s share in leasing and development fee income is recognized over the useful life of the associated development project, in the case of development fees, or lease term, in the case of leasing fees, as the associated asset is depreciated over the same term and included in equity in income (loss) of unconsolidated entities on the consolidated statements of operations and in other expenses in the combined financial data in Note 4.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company's investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions.  As of December 31, 2020, the Company leased space at only five Wholly Owned Properties to Holdco under the Holdco Master

Lease, all of which will be terminated effective March 2021. The Company’s exposure to Holdco has been reduced to a level such that Holdco no longer represents a significant concentration of credit risk.  Management believes the Company's portfolio is reasonably diversified and does not contain any other significant concentrations of credit risk.  As of December 31, 2020, the Company's portfolio of 158 Wholly Owned Properties and 25 Unconsolidated Properties was diversified by location across 41 states and Puerto Rico.

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

Class B non-economic common shares are excluded from earnings per share computations as they do not have economic rights.  As of December 31, 2020, all outstanding Class B common shares have been surrendered and there are currently no Class B common shares outstanding.  As of December 31, 2019, 1,242,536 Class B non-economic common shares were issued and outstanding.

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

The Company has two ground leases and several corporate office leases, which are classified as operating leases, for which the Company is required to record a right-of-use asset and a lease liability equal to the present value of the remaining minimum lease payments and will continue to recognize expense on a straight-line basis for these leases. On January 1, 2019, the Company recorded an aggregate of approximately $8.4 million of right-of-use assets and corresponding $8.4 million of lease liabilities upon adoption of this standard.  Right-of-use assets and corresponding lease liabilities are included in the prepaid expenses, deferred expenses and other assets and accounts payable, accrued expenses and other liabilities line item respectively on the consolidated balance sheets.

Additionally, the Company is no longer able to capitalize certain internal and external leasing costs. Because of this change, $1.3 million of such costs incurred in previous periods for leases which had not commenced at the beginning of current period were adjusted against opening equity upon adoption.

The Company also combined $11,005 of below-market lease assets pertaining to a ground lease where we are a lessee with the right of use asset recorded for the ground lease as required upon adoption of ASU 2016-02. The below-market lease asset was previously recorded within the lease intangibles on the consolidated balance sheets.

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

ASU 2018-19 clarifies that impairment of receivables arising from operating leases should accounted for in accordance with Topic 842, Leases.

		January 1, 2020	The Company’s adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements.
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

April 10, 2020

The Company has elected to avail itself of the relief provided in the Lease Modification Q&A for all leases which were modified during the second quarter of 2020.  The Company entered into Rent Deferral Agreements on 66 leases as of December 31, 2020 and one additional leases subsequent to the end of the year. The Company has determined that the deferral agreements are all substantially similar arrangements and has elected to bypass the lease by lease analysis.  This election did not result in a material change to the Company’s financial statements.  The impact of this election is dependent upon the circumstances and characteristics of future modifications and as such the impact of the Lease Modification Q&A may change. Refer to revenue recognition in Note 2 for further information regarding the deferral agreements and their impact to the Company’s results of operations.

Note 3 – Lease Intangible Assets and Liabilities

Lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, were $18.6 million and $4.2 million, respectively, as of December 31, 2020, and $68.2 million and $10.6 million, respectively, as of December 31, 2019.  The following table summarizes the Company’s lease intangible assets and liabilities (in thousands):

December 31, 2020
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$73,169	$(56,369)	$16,800
Above-market leases, net	4,139	(2,344)	1,795
Total	$77,308	$(58,713)	$18,595

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$6,626	$(2,440)	$4,186
Total	$6,626	$(2,440)	$4,186

December 31, 2019
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$245,745	$(180,639)	$65,106
Above-market leases, net	6,625	(3,578)	3,047
Total	$252,370	$(184,217)	$68,153

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$15,912	$(5,264)	$10,648
Total	$15,912	$(5,264)	$10,648

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $1.8 million, $0.5 million and $0.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Future amortization of these intangibles is estimated to increase rental income as set forth below (in thousands):

2021	$43
2022	(53)
2023	1
2024	26
2025	97

Amortization of acquired below-market ground leases resulted in additional rent expense of $0.2 million for each of the years ended December 31, 2020, 2019 and 2018. Future amortization of the below-market ground lease is estimated to increase property expenses as set forth below (in thousands):

2021	$203
2022	203
2023	203
2024	203
2025	203

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $42.5 million, $40.5 million and $173.1 million for the years ended December 31, 2020, 2019 and 2018, respectively. Future estimated amortization of acquired in-place leases is set forth below (in thousands):

2021	$3,022
2022	2,750
2023	1,921
2024	1,385
2025	1,077

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

As of December 31, 2020, the Company had investments in ten unconsolidated entities as follows:

		Seritage %	# of	Total
Unconsolidated Entities	Entity Partner(s)	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	4	520,400
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	3	474,100
MS Portfolio LLC ("Macerich JV")	The Macerich Company	50.0%	7	1,266,600
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	5	872,200
Mark 302 JV LLC ("Mark 302 JV")	An investment fund managed by Invesco Real Estate	50.0%	1	103,000
SI UTC LLC ("UTC JV")	A separate account advised by Invesco Real Estate	50.0%	1	226,200
SF WH Joint Venture LLC ("West Hartford JV")	An affiliate of First Washington Realty	50.0%	1	163,700
GGCAL SRG HV LLC ("Cockeysville JV")	An affiliate of Greenberg Gibbons	50.0%	1	160,200
Tech Ridge JV Holding LLC ("Tech Ridge JV")	An affiliate of RD Management	50.0%	1	—
J&J Baldwin Park LLC ("Carson Investment")	An affiliate of NewMark Merrilll Companies and other entities	20.0%	1	182,200
			25	3,968,600

The Company has contributed certain properties to unconsolidated entities in exchange for equity interests in those unconsolidated entities. The contribution of property to unconsolidated entities is accounted for as a sale of real estate and the Company recognizes the gain (loss) on the sale (the “Gain (Loss)”) based upon the transaction price attributed to the property at the closing of the unconsolidated entities transaction (the “Contribution Value”). The Gain (Loss) is included in gain on sale of real estate on the consolidated statements of operations.

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

		December 31, 2020
Unconsolidated Entity	Contribution Date	Contribution Value	Gain (Loss)
2018
Mark 302 JV (1)	March 20, 2018	$60.0	$8.8
UTC JV	May 18, 2018	68.0	28.3
West Hartford JV (2)	May 18, 2018	20.3	(1.1)
2019
Cockeysville JV (3)	March 29, 2019	$12.5	$3.8
Tech Ridge JV (4)	September 27, 2019	3.0	0.1

(1)

The Mark 302 JV is subject to a revaluation upon the earlier of the first anniversary of project stabilization or December 31, 2020. The primary inputs in determining the Contribution Value for the Mark 302 JV are property operating income based on signed leases and total project costs and the Contribution Value will be recalculated to yield a pre-determined rate of return to its partner. Initially, the Contribution Value ranged from $105.0 million to $60.0 million, and as a result, the Gain (Loss) will not be more than $53.8 million or less than $8.8 million.  During the year ended December 31, 2020 the Company adjusted the Contribution Value down to $60.0 million and reduced the Gain (Loss) by $30.0 million which is included in gain on sale of real estate on the consolidated statements of operations. The Company also recorded a $15.0 million reduction to the Mark 302 JV investment value and a $15.0 million payable related to the amounts due to its partner which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.  In addition, 2020, the Company and its partner entered into an agreement to extend the revaluation date for the Mark 302 JV to September 30, 2021. Pursuant to the terms of this agreement, the Company will pay its partner a fee of $1.1 million and the Contribution Value cannot be more than $90.0 million or less than $60.0 million. The Company will continue to re-evaluate the expected amount on a periodic basis through the final determination date.

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

Other Unconsolidated Entity Transactions

Carson Investment

On September 21, 2020, the Company contributed its property located in Carson, CA to the Carson Investment and retained a 20% interest in the property.  As a result of the sale, the Company recorded an impairment of $6.4 million which is included in impairment on real estate assets on the consolidated statements of operations, and a loss on sale of $1.5 million which is included in gain on sale of real estate on the consolidated statements of operations.

GGP II JV

On December 23, 2020, the Company sold to its partner, Brookfield Properties Retail, its 50% membership interests in two of the assets in the GGP II JV for total consideration of $20.0 million and recorded a reduction of its investment, which is included in Investment in unconsolidated entities on the consolidated balance sheets. As a result of the sale, the Company recorded a gain on sale of $1.8 million in gain on sale of real estate on the consolidated statements of operations.

Macerich JV

On December 30, 2020, the Company acquired full ownership of the former Sears parcel Arrowhead Towne Center in Glendale, AZ, and surrendered its 50% share of the former Sears parcel at South Plains Mall in Lubbock, TX. This transaction was recorded as a distribution of property.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for Mark 302, West Hartford, UTC and Tech Ridge. The Company is entitled to receive fees for providing management, leasing, construction supervision and asset management services to these entities.  The Company also acts as the development manager for one of the properties in the group of GGP II entities which entitles the Company to receive certain development fees.  The Company earned $293 thousand and $1.6 million from these services for the years ended December 31, 2020 and December 31, 2019, respectively.

The following tables present combined financial data for all of the Company’s unconsolidated entities (in thousands):

	December 31, 2020	December 31, 2019
ASSETS
Investment in real estate
Land	$318,540	$336,739
Buildings and improvements	492,973	517,068
Accumulated depreciation	(81,730)	(86,496)
	729,783	767,311
Construction in progress	222,663	177,028
Net investment in real estate	952,446	944,339
Cash and cash equivalents	16,094	27,977
Tenant and other receivables, net	4,104	3,113
Other assets, net	62,882	26,051
Total assets	$1,035,526	$1,001,480
LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Mortgage loans payable, net	$34,672	$14,218
Accounts payable, accrued expenses and other liabilities	48,405	89,110
Total liabilities	83,077	103,328
Members Interest
Additional paid in capital	964,868	934,120
Retained earnings	(12,419)	(35,968)
Total members interest	952,449	898,152
Total liabilities and members interest	$1,035,526	$1,001,480

	Year Ended December 31,
	2020	2019	2018
EQUITY IN INCOME OF UNCONSOLIDATED ENTITIES
Total revenue	$22,420	$31,470	$48,455
Property operating expenses	(9,962)	(11,385)	(9,357)
Depreciation and amortization	(18,401)	(60,745)	(31,676)
Operating income (loss)	(5,943)	(40,660)	7,422
Other expenses	(3,551)	(2,049)	(28,317)
Gain on sale of real estate	166	6,721	—
Net loss	$(9,328)	$(35,988)	$(20,895)
Equity in (loss) income of unconsolidated entities	$(4,712)	$(17,994)	$(10,448)

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2020 and December 31, 2019 is approximately as follows:

(in thousands)	December 31, 2020
2021	95,780
2022	89,685
2023	83,864
2024	80,592
2025	80,382
Thereafter	430,456
Total Lease Payments	$860,759

(in thousands)	December 31, 2019
2020	113,265
2021	121,909
2022	124,067
2023	119,745
2024	116,607
Thereafter	1,019,054
Total Lease Payments	$1,614,647

The components of lease revenues for the years ended December 31, 2020, December 31, 2019 and December 31, 2018 were as follows:

	Year Ended December 31,
(in thousands)	2020	2019	2018
Fixed rental income	93,259	104,956	140,661
Variable rental income	26,133	45,994	74,839
Total rental income	$119,392	$150,950	$215,500

Lessee Disclosures

The Company has two ground leases and multiple corporate office leases which are classified as operating leases.  The Company initially recorded $8.6 million of right-of-use, or ROU, assets and lease liabilities. The Company’s ROU assets were subsequently increased by $11.0 million as a result of the reclassification of acquired below-market lease assets, net, from lease intangible assets, net, during the year ended 2019. As of December 31, 2020, and December 31, 2019, the outstanding amount of ROU assets were $18.8 million and $18.5 million, respectively.

The Company recorded rent expense related to leased corporate office space of $1.7 million, $1.6 million, and $0.7 million for the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively. Such rent expense is classified within general and administrative expenses on the consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $45 thousand for each of the years ended December 31, 2020, December 31, 2019 and December 31, 2018, respectively.  Such ground rent expense is classified within property operating expenses on the consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The following table sets forth information related to the measurement of our lease liabilities as of December 31, 2020:

(dollar amounts in thousands)	As of December 31, 2020
Weighted average remaining lease term (in years)	9.94
Weighted average discount rate	6.98%
Cash paid for operating leases	$2,145

Sale-leaseback Financing Obligations

During the year ended December 31, 2020, the Company completed a sale-leaseback transaction for its property in Hialeah, Florida for $21.0 million.  As part of the sale-leaseback transaction, the Company agreed to lease all land and improvements on the land for a fixed term of 25 years at an initial base rent of $1.5 million per annum which will increase by 1.5% per year thereafter. For the initial periods of the sale-leaseback, cash payments are less than the interest expense recognized, which causes the obligation to increase during the initial years of the lease term. The implied interest rate is approximately 7.00%. The Company has a purchase option during years four, five or seven of the 25-year term to reacquire, solely at the Company’s option, the Hialeah property at a predetermined price. The Hialeah property continues to be reflected as a long lived asset and depreciated over its remaining useful life.

Future sale-leaseback financing obligations as of December 31, 2020 are approximately as follows:

(in thousands)	December 31, 2020

2021	1,444
2022	1,466
2023	1,488
2024	1,510
2025	1,532
2026	1,555
Thereafter	33,891
Interest Portion	(22,830)
Total Lease Payments	$20,056

Original Master Lease and Holdco Master Lease

On February 28, 2019, the Company and certain affiliates of Holdco executed the Holdco Master Lease which became effective on March 12, 2019 when the Bankruptcy Court issued an order approving the rejection of the Original Master Lease.  The Company analyzed this transaction under applicable accounting guidance and determined that the termination of the Original Master Lease and entering into the Holdco Master Lease should be accounted for as a modification in accordance with ASC 842. All remaining properties leased to Holdco were terminated from the Holdco Master Lease in 2020 with the last five properties effective in March 2021.

Lease Structure

The structure of the Holdco Master Lease is consistent with the structure of the Original Master Lease in all material respects, including that it is a triple net lease subject to proportional sharing by the tenant for repair and maintenance charges, real property taxes, insurance and other costs and expenses which are common to both the space leased by the tenant and other space occupied by other tenants in the same or other buildings.

The Holdco Master Lease provides for an initial base rent at the same rates which were in place at the time the Original Master Lease was rejected.  In each of the initial term and the first two renewal terms, consistent with the Original Master Lease, base rent under the Holdco Master Lease was increased in August of each year by 2.0% per annum.  For subsequent renewal terms, consistent with the Original Master Lease, rent was to be set at the commencement of the renewal term at a fair market rent based on a customary third-party appraisal process, but in no event would the renewal rent be less than the rent payable in the immediately preceding lease year. The lease provided for annual rent increases and four renewal terms.  The base rent under the Holdco Master Lease was subject to an adjustment in the form of a rent credit of up to approximately $12 million in each of the first and second years of the Holdco Master Lease.  The rent credit was allocated to specific properties based on the trailing twelve- month EBITDA of the particular property as of December 2018.

Revenues from the Holdco Master Lease and the Original Master Lease for the years ended December 31, 2020, 2019 and 2018 are as follows (in thousands and excluding straight-line rental income of $(7.9) million, $0.3 million and $(4.9) million, respectively).

	Year Ended December 31,
	2020	2019	2018
Fixed rental income	$4,268	$27,628	$86,224
Variable rental income	10,425	23,525	65,450
Total rental income	$14,693	$51,153	$151,674

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

As of December 31, 2020, the Company had previously exercised certain recapture rights with respect to 70 properties under the Original Master Lease prior to its rejection on March 12, 2019, and exercised recapture rights with respect to four properties under the Holdco Master Lease during the year ended December 31, 2019, including three properties where the Company had previously exercised certain recapture rights under the Original Master Lease.

The following table provides a summary of the Company’s recapture activity as of December 31, 2020:

(in thousands except property count)
Year	Square Feet	Total Number of Properties	100% Recaptures (1)	Partial Recaptures (2)
2020	—	—	—	—
2019	629	4	3	1
2018	3,428	20	17	3
2017	3,302	27	16	11
2016	1,501	17	4	13
Total	8,860	68	40	28

(1)	Includes properties for which the Company had converted partial recapture rights to 100% recapture rights.

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

Sears Holdings exercised termination rights with respect to 87 properties under the Original Master Lease prior to its rejection on March 12, 2019 and Holdco had exercised termination rights with respect to all remaining properties under the Holdco Master Lease as of December 31, 2020.

The following table provides a summary of Sears Holdings’ and Holdco’s termination activity (excluding 31 properties totaling 4.3 million square feet that were rejected on March 12, 2019 as part of Sears Holdings’ bankruptcy filing) as of December 31, 2020:

(in thousands except property count)
Notice Date	Termination Date	Square Feet	Number of Properties	Redevelopments Announced	Properties Sold
December 2020	March 2021 (1)	639	5	—	—
June 2020	September 2020 (1)	1,800	12	2	—
November 2019	March 2020	4,332	29	7	1
August 2018	December 2018	1,605	13	6	3
June 2018	November 2018 (2)	1,218	9	6	1
April 2018	August 2018	1,494	9	4	1
June 2017	October 2017 (3)	3,812	20	8	4
January 2017	April 2017	1,872	19	7	8
September 2016	January 2017	1,727	17	8	6
Total		18,499	133	48	24

(1)	Properties terminated pursuant to the Amendments signed in 2020.
(2)	Two properties were terminated in October 2018.
(3)	One property was terminated in November 2017 and one was terminated in January 2018.

As of December 31, 2020, the Company had commenced or completed redevelopment projects at 48 of the terminated properties, and sold an additional 24 of the terminated properties, and will continue to announce redevelopment activity as new leases are signed to occupy the space formerly occupied by Sears or Kmart.

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

The Company used a portion of the proceeds from the Initial Funding to (i) repay existing indebtedness and (ii) pay transaction and related costs.  The remaining proceeds from the Initial Funding, as well as borrowings under the Incremental Funding Facility, were used to fund the Company’s redevelopment pipeline and to pay operating expenses of the Company and its subsidiaries.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the consolidated statements of operations.

As of December 31, 2020, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below.

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

As of December 31, 2020, the Company was not in compliance with certain of the financial metrics described above.  As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of December 31, 2020, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets.  During 2019, Berkshire Hathaway requested mortgages on a majority of the Company’s portfolio which were recorded in accordance with the mortgage and collateral requirement (the “Lender Request”), and in 2021, the Company provided mortgages on the remaining unencumbered assets.  There are no other changes to the terms and conditions of the Term Loan Facility, or the Company’s ability to operate thereunder, as a result of providing mortgages against any of the Company’s assets pursuant to the mortgage and collateral requirement.  The Company accounted for the Lender Request transaction as a modification of debt as of December 31, 2020. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of December 31, 2020 and December 31, 2019, the unamortized balance of the Company’s debt issuance costs were $1.1 million and $1.5 million, respectively.

On May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permits the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million.  In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million

(provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement).  Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on July 31, 2023; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the $400.0 million incremental funding facility under the Term Loan Agreement.  The Company has paid all interest due under the Term Loan Agreement and has not deferred any interest as permitted under the Term Loan Amendment.

Additionally, the Term Loan Amendment provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Agreement.

Mortgage Loans Payable

On July 7, 2015, in connection with the Company commencing operations, the Company entered into a mortgage loan agreement (the “Mortgage Loan Agreement”) and mezzanine loan agreement (collectively, the “Mortgage Loan Agreements”), providing for term loans in an initial principal amount of approximately $1,161 million (collectively, the “Mortgage Loans”) and a $100 million future funding facility (the “Future Funding Facility”).  The Mortgage Loans and Future Funding Facility were secured by all of the Company’s Wholly Owned Properties and a pledge of its equity in the unconsolidated entities.  Pursuant to the terms of the Mortgage Loan Agreements, amounts available under the Future Funding Facility were fully drawn by the Company on June 30, 2017.  Such amounts were deposited into a redevelopment reserve and used to fund redevelopment activity at the Company’s properties.

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

The Company incurred $22.3 million of debt issuance costs related to the Mortgage Loans and Future Funding Facility which were recorded as a direct deduction from the carrying amount of the Mortgage Loans and Future Funding Facility and amortized over the term of the Mortgage Loan Agreements.  During the year ended December 31, 2018, the Company fully amortized the remaining unamortized debt issuance costs as a result of the full repayment of the Mortgage Loans and Future Funding Facility on July 31, 2018.  As of December 31, 2020 and December 31, 2019, the Company had no unamortized debt issuance costs related to the Mortgage Loans and Future Funding Facility.

On July 31, 2018, the aggregate principal amounts outstanding under the Mortgage Loans and the Future Funding Facility were repaid in full and no amounts were outstanding as of December 31, 2020.

Unsecured Term Loan

On December 27, 2017, the Operating Partnership, as borrower, and the Company, as guarantor, refinanced its unsecured delayed draw term loan with a $200 million unsecured term loan facility (the “Unsecured Term Loan”).  The principal amount outstanding under the Unsecured Delayed Draw Term Loan at termination was $85 million. No prepayment penalties were triggered and the Unsecured Delayed Draw Term Loan terminated in accordance with its terms.

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

The Company incurred $1.8 million of debt issuance costs related to the Unsecured Term Loan which was recorded as a direct deduction from the carrying amount of the Unsecured Term Loan and amortized over the term of the loan.  During the year ended December 31, 2018, the Company fully amortized the remaining unamortized debt issuance costs as a result of the full repayment of the Unsecured Term Loan on July 31, 2018.  As of December 31, 2020 and December 31, 2019, the Company had no unamortized debt issuance costs related to the Unsecured Term Loan.

Edward S. Lampert, the Company’s Chairman, is the Chairman and Chief Executive Officer of ESL Investments, Inc., which controls JPP, LLC and JPP II, LLC.  The terms of the Unsecured Term Loan were approved by the Company’s Audit Committee and the Company’s Board of Trustees (with Mr. Lampert recusing himself).

On July 31, 2018, the principal amounts outstanding under the Unsecured Term Loan were repaid in full and no amounts were outstanding as of December 31, 2020.

Note 7 – Income Taxes

The Company has elected to be taxed as a REIT as defined under Section 856 of the Code for U.S. federal income tax purposes and expects to continue to operate to qualify as a REIT.  To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to currently distribute at least 90% of its adjusted REIT taxable income to its shareholders.

As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that is distributed to its shareholders.  If the Company fails to qualify as a REIT or does not distribute 100% of its taxable income in any taxable year, it will be subject to U.S. federal income tax at regular corporate rates (including, for any taxable year ended on or before December 31, 2017, any applicable alternative minimum tax) and any applicable state and local income taxes. In addition, if the Company fails to qualify as a REIT, it may not be able to qualify as a REIT for four subsequent taxable years in some cases.

Even if the Company qualifies for taxation as a REIT, the Company is subject to certain U.S. state, local and Puerto Rico taxes on its income and property, and to U.S. federal income and excise taxes on its undistributed REIT taxable income. The Company’s taxable REIT subsidiaries are subject to corporate income tax.

The Company evaluated whether any uncertain tax positions existed as of December 31, 2020 and 2019 and concluded that there are no uncertain tax positions.

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

Financial Assets and Liabilities Measured at Fair Value on a Recurring or Non-Recurring Basis

All derivative instruments were carried at fair value and were valued using Level 2 inputs.  The Company had no derivative instruments as of December 31, 2020 (an interest rate cap associated with the Mortgage Loans and Future Funding Facility was terminated subsequent to the repayment of the Mortgage Loans and Future Funding Facility on July 31, 2018). The Company utilized an independent third party and interest rate market pricing models to assist management in determining the fair value of this instrument.

The Company had elected not to utilize hedge accounting, and therefore, the change in fair value was included in previous periods within change in fair value of interest rate cap on the consolidated statements of operations.  For the years ended December 31, 2020 and December 31, 2019, the Company did not record any gain or loss compared to a loss of $23 thousand for the year ended December 31, 2018.

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our consolidated balance sheets consist of real estate assets that have been written down to estimated fair value and are classified as Level 3 within the fair value hierarchy.  The Company’s estimates of fair value are determined using discounted cash flow models, which consider, among other things, anticipated holding periods, current market conditions, potential development projects and utilize unobservable quantitative inputs, including appropriate capitalization and discount rates.  In addition, signed contracts or letters of intent from third parties are considered.

For the years ended December 31, 2020, 2019 and 2018, in accordance with ASC 360-10, Property, Plant and Equipment, the Company recorded impairment losses of $64.1 million, $0 million and $0 million, respectively, on real estate assets which is included in impairment on real estate assets within the consolidated statements of operations. Approximately $10.3 million of impairment was attributable to a change in holding period for two properties for which management was in active negotiations for a sale at a value below carrying value. These assets were subsequently sold during the year.  In addition, the Company recorded impairment losses of $53.8 million during the years ended December 31, 2020 on vacant assets and partially stabilized assets that are leased primarily to theater and fitness tenants which have been negatively impacted by COVID-19 and where the Company has decided to reevaluate its redevelopment plan. The most significant inputs utilized in determining the fair value of these assets are capitalization rates and discount rates which were between 6.75% and 9.25% and market comparables for land and building.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash equivalents and term loan facility.  The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of December 31, 2020 and December 31, 2019, the estimated fair values of the Company’s debt obligations were $1.6 billion and $1.6 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

Under the Holdco Master Lease, Holdco is required to indemnify the Company from certain environmental liabilities at the Wholly Owned Properties before or during the period in which each Wholly Owned Property was leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center.  In addition, an environmental reserve was funded at the closing of the transactions in connection with the Company commencing operations in the amount of approximately $12.0 million.  As of December 31, 2020, the balance of the environmental reserve was approximately $9.5 million.

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

On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the operative complaint in the Litigation relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination. Briefing and oral argument on the motions were completed in August 2020, and the parties are awaiting a decision.  The Company believes that the claims against the Seritage Defendants in the Litigation are without merit and intends to defend against them vigorously.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company.  As of December 31, 2020, and December 31, 2019, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings.  Mr. Lampert is also the Chairman of Seritage.

As of December 31, 2020, Mr. Lampert beneficially owned a 30.4% interest in the Operating Partnership and approximately 6.5% of the outstanding Class A common shares.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, are parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease (see Note 5).

Unconsolidated Entities

Certain unconsolidated entities ventures have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities.  Fees for the services performed are reported at 100% of the revenue earned from such joint ventures in management and other fee income on the consolidated statements of operations.  The Company’s share of the expenses incurred by the unconsolidated entities is reported in equity in income (loss) of unconsolidated entities on the consolidated statements of operations and in other expenses in the combined financial data in Note 4.

In addition, as of December 31, 2020, the Company had incurred $5.0 million of development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities.  These amounts are included in tenant and other receivables, net on the Company’s consolidated balance sheets. As of December 31, 2019, the Company had incurred $9.7 million of these development expenditures.

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

As of December 31, 2020, the Company held a 69.6% interest in the Operating Partnership and ESL held a 30.4% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of December 31, 2020, 38,896,428 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

During the year ended December 31, 2020, 1,901,739 OP Units were exchanged for an equal number of Class A shares.

Class B Non-Economic Common Shares

During the year ended December 31, 2020, 1,242,536 Class B non-economic common shares were surrendered to the Company. As of December 31, 2020, there were no Class B non-economic common shares issued or outstanding. Class B non-economic common shares have a par value of $0.01 per share.

Class C Non-Voting Common Shares

As of December 31, 2020, there were no Class C non-voting common shares issued or outstanding. Class C non-voting shares have a par value of $0.01 per share.

Series A Preferred Shares

In December 2017, the Company issued 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share.  The Company received net proceeds from the offering of approximately $66.4 million, after deducting payment of the underwriting discount and offering expenses.

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

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A and Class C common shares during 2020. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

Our Board of Trustees will continue to assess the Company’s investment opportunities and its expectations of taxable income in its determination of future distributions, if any.  The Company intends to, at a minimum, make distributions to its shareholders to comply with the REIT requirements of the Code, which may be satisfied by dividends on the Company’s Series A Preferred Shares.

The Company declared total dividends of $0.25 and $1.00 per common share for the years ended December 31, 2019 and 2018, respectively. The dividends have been reflected as follows for U.S. federal income tax purposes:

	Year Ended December 31,
	2020	2019	2018
Ordinary income	$—	$—	$0.01
Capital gain distributions	—	—	0.35
Return of capital	—	0.50	0.39
Dividends reallocation (1)	—	(0.25)	0.25
Total	$—	$0.25	$1.00
(1)	In 2018, the fourth quarter dividend of 2018 declared on October 23, 2018 was allocated to the 2019 tax year.

The Company’s Board of Trustees also declared the following dividends on preferred shares during 2021, 2020 and 2019:

Declaration Date	Record Date	Payment Date	Preferred Share
2021
February 23	March 31	April 15	$0.43750
2020
December 17	December 31	January 15, 2021	$0.43750
September 17	September 30	October 15	0.43750
June 9	June 30	July 15	0.43750
February 18	March 31	April 15	0.43750
2019
October 23	December 31	January 15, 2020	$0.43750
July 23	September 30	October 15	0.43750
April 30	June 28	July 15	0.43750
February 25	March 29	April 15	0.43750

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

	Year Ended December 31,
(in thousands except per share amounts)	2020	2019	2018
Numerator - Basic and Diluted
Net loss	$(152,964)	$(90,603)	$(114,878)
Net loss attributable to non-controlling interests	47,938	31,206	41,406
Preferred dividends	(4,900)	(4,900)	(4,903)
Net loss attributable to common shareholders	$(109,926)	$(64,297)	$(78,375)
Earnings allocated to unvested participating securities	—	—	—
Net loss available to common shareholders - Basic and diluted	$(109,926)	$(64,297)	$(78,375)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	38,298	36,413	35,103
Weighted average Class C common shares outstanding	-	-	457
Weighted average Class A and Class C common shares outstanding	38,298	36,413	35,560

Net income (loss) per share attributable to Class A and Class C common shareholders	$(2.87)	$(1.77)	$(2.20)

No adjustments were made to the numerator for the years ended December 31, 2020, 2019 or 2018 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the years ended December 31, 2020, 2019 or 2018 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of December 31, 2020, 2019 and 2018, there were 157,465, 349,318 and 403,129 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the grant periods ended December 31, 2020 and 2019:

	Year Ended December 31, 2020		Year Ended December 31, 2019
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested restricted shares at beginning of period	349,318	$44.88	403,129	$41.57
Restricted shares granted	106,327	31.06	76,948	57.04
Restricted shares vested	(55,308)	43.23	(127,767)	41.76
Restricted shares forfeited	(242,872)	43.19	(2,992)	45.02
Unvested restricted shares at end of period	157,465	$38.73	349,318	$44.88

The Company recognized share-based compensation of $4.0 million for the year ended December 31, 2020 offset by $7.0 million of forfeitures of unvested shares related to the resignation of certain executives. The Company recognized share-based compensation of $6.8 million and $7.5 million for the years ended December 31, 2019 and 2018, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company's consolidated statements of operations.

As of December 31, 2020, there were $1.9 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 1.7 years. As of December 31, 2019, there were $7.4 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 1.6 years.

SERITAGE GROWTH PROPERTIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2020

(Dollars in thousand)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Anchorage	AK	(3)	$11,517	$11,729	$—	$20,945	$11,517	$32,674	$44,191	$(3,334)	July, 2015	(4)
North Little Rock	AR	(3)	1,288	2,881	—	2,047	1,288	4,928	6,216	(542)	July, 2015	(4)
Glendale	AZ	(3)	19,040	-	—	300	19,040	300	19,340	-	December, 2020	(4)
Mesa/East	AZ	(3)	2,661	2,559	—	(642)	2,661	1,917	4,578	(319)	July, 2015	(4)
Park Mall	AZ	(3)	5,207	3,458	(2,221)	5,183	2,986	8,641	11,627	(649)	July, 2015	(4)
Phoenix	AZ	(3)	568	1,088	—	(624)	568	464	1,032	(72)	July, 2015	(4)
Phoenix-Desert Sky	AZ	(3)	2,605	2,448	—	(669)	2,605	1,779	4,384	(316)	July, 2015	(4)
Sierra Vista	AZ	(3)	1,252	1,791	(243)	(194)	1,009	1,597	2,606	(640)	July, 2015	(4)
Yuma	AZ	(3)	1,485	1,596	—	(401)	1,485	1,195	2,680	(219)	July, 2015	(4)
Big Bear Lake	CA	(3)	3,664	2,945	—	(436)	3,664	2,509	6,173	(417)	July, 2015	(4)
Chula Vista	CA	(3)	7,315	6,834	—	(900)	7,315	5,934	13,249	(1,125)	July, 2015	(4)
Citrus Hts-Sunrise	CA	(3)	3,778	2,088	—	(775)	3,778	1,313	5,091	(241)	July, 2015	(4)
El Cajon	CA	(3)	10,573	2,883	—	23,989	10,573	26,872	37,445	(674)	July, 2015	(4)
El Centro	CA	(3)	3,877	3,977	(668)	(1,429)	3,209	2,548	5,757	(484)	July, 2015	(4)
Fairfield	CA	(3)	3,679	1,366	(166)	1,785	3,513	3,151	6,664	(237)	July, 2015	(4)
Florin	CA	(3)	1,022	1,366	—	(191)	1,022	1,175	2,197	(206)	July, 2015	(4)
Fresno	CA	(3)	1,370	2,000	—	(920)	1,370	1,080	2,450	(205)	July, 2015	(4)
McKinleyville	CA	(3)	1,354	1,655	—	(562)	1,354	1,093	2,447	(172)	July, 2015	(4)
Merced	CA	(3)	2,534	1,604	—	3,159	2,534	4,763	7,297	(230)	July, 2015	(4)
Montclair	CA	(3)	2,498	2,119	—	—	2,498	2,119	4,617	(513)	July, 2015	(4)
Hollywood	CA	(3)	8,049	3,172	—	18,305	8,049	21,477	29,526	(2,319)	July, 2015	(4)
Palm Desert	CA	(3)	5,473	1,705	(542)	(679)	4,931	1,026	5,957	(182)	July, 2015	(4)
Ramona	CA	(3)	7,239	1,452	—	(318)	7,239	1,134	8,373	(191)	July, 2015	(4)
Riverside	CA	(3)	2,670	2,489	—	(767)	2,670	1,722	4,392	(310)	July, 2015	(4)
Riverside	CA	(3)	4,397	4,407	—	(1,136)	4,397	3,271	7,668	(622)	July, 2015	(4)
Roseville	CA	(3)	4,848	3,215	(1,909)	8,181	2,939	11,396	14,335	(629)	July, 2015	(4)
Salinas	CA	(3)	2,644	4,394	—	(765)	2,644	3,629	6,273	(665)	July, 2015	(4)
San Bernardino	CA	(3)	4,131	2,066	—	(780)	4,131	1,286	5,417	(236)	July, 2015	(4)
San Bruno	CA	(3)	7,854	4,642	—	(977)	7,854	3,665	11,519	(672)	July, 2015	(4)
San Jose-Eastridge	CA	(3)	1,531	2,356	—	(804)	1,531	1,552	3,083	(284)	July, 2015	(4)
Santa Maria	CA	(3)	3,967	2,635	(1,184)	(1,024)	2,783	1,611	4,394	(407)	July, 2015	(4)
Temecula	CA	(3)	6,098	2,214	—	7,852	6,098	10,066	16,164	(693)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Thousand Oaks	CA	(3)	$9,853	$14,785	$—	$7,507	$9,853	$22,292	$32,145	$(4,089)	July, 2015	(4)
Ventura	CA	(3)	5,578	6,172	(949)	(1,050)	4,629	5,122	9,751	(1,028)	July, 2015	(4)
West Covina	CA	(3)	5,972	2,053	—	(648)	5,972	1,405	7,377	(266)	July, 2015	(4)
Westminster	CA	(3)	6,845	5,651	—	(1,024)	6,845	4,627	11,472	(848)	July, 2015	(4)
Lakewood	CO	(3)	1,290	4,550	—	(417)	1,290	4,133	5,423	(784)	July, 2015	(4)
Thornton	CO	(3)	1,881	1,300	—	3,041	1,881	4,341	6,222	(608)	July, 2015	(4)
Waterford	CT	(3)	1,371	2,534	—	(680)	1,371	1,854	3,225	(329)	July, 2015	(4)
Rehoboth Beach	DE	(3)	714	4,523	(134)	6,262	580	10,785	11,365	(1,788)	July, 2015	(4)
Boca Raton	FL	(3)	16,089	7,480	—	(515)	16,089	6,965	23,054	(1,236)	July, 2015	(4)
Bradenton	FL	(3)	1,420	1,479	—	(414)	1,420	1,065	2,485	(189)	July, 2015	(4)
Clearwater/Cntrysd	FL	(3)	5,852	17,777	—	182	5,852	17,959	23,811	(3,636)	July, 2015	(4)
Doral(Miami)	FL	(3)	9,214	2,654	—	(600)	9,214	2,054	11,268	(364)	July, 2015	(4)
Ft Myers	FL	(3)	3,168	2,853	—	(418)	3,168	2,435	5,603	(462)	July, 2015	(4)
Hialeah	FL	(3)	5,492	2,344	—	13,518	5,492	15,862	21,354	(1,124)	July, 2015	(4)
Hialeah/Westland	FL	(3)	9,683	3,472	—	224	9,683	3,696	13,379	(595)	July, 2015	(4)
Lakeland	FL	(3)	1,503	1,045	—	(378)	1,503	667	2,170	(111)	July, 2015	(4)
Miami	FL	(3)	13,264	61,577	—	(61,520)	13,264	57	13,321	(57)	July, 2015	(4)
Miami/Cutler Rdg	FL	(3)	5,219	1,236	—	(206)	5,219	1,030	6,249	(189)	July, 2015	(4)
North Miami	FL	(3)	4,748	2,434	—	6,591	4,748	9,025	13,773	(505)	July, 2015	(4)
Ocala	FL	(3)	2,468	1,150	—	(456)	2,468	694	3,162	(123)	July, 2015	(4)
Orlando Colonial	FL	(3)	4,403	3,626	(177)	15,850	4,226	19,476	23,702	(1,036)	July, 2015	(4)
Panama City	FL	(3)	3,227	1,614	—	(461)	3,227	1,153	4,380	(204)	July, 2015	(4)
Pensacola	FL	(3)	2,620	2,990	—	13,261	2,620	16,251	18,871	(431)	July, 2015	(4)
Plantation	FL	(3)	6,933	2,509	(3,361)	(1,641)	3,572	868	4,440	(299)	July, 2015	(4)
Sarasota	FL	(3)	3,920	2,200	—	(831)	3,920	1,369	5,289	(243)	July, 2015	(4)
St Petersburg	FL	(3)	2,381	2,420	(50)	22,977	2,331	25,397	27,728	(3,302)	July, 2015	(4)
St. Petersburg	FL	(3)	1,653	777	—	(279)	1,653	498	2,151	(91)	July, 2015	(4)
Savannah	GA	(3)	5,285	3,012	—	(344)	5,285	2,668	7,953	(419)	July, 2015	(4)
Honolulu	HI	(3)	6,824	2,195	—	21,279	6,824	23,474	30,298	(2,512)	July, 2015	(4)
Cedar Rapids	IA	(3)	2,833	2,197	—	(457)	2,833	1,740	4,573	(325)	July, 2015	(4)
Charles City	IA	(3)	793	1,914	—	—	793	1,914	2,707	(933)	July, 2015	(4)
Webster City	IA	(3)	392	896	—	—	392	896	1,288	(368)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Boise	ID	(3)	$1,828	$1,848	$—	$—	$1,828	$1,848	$3,676	$(745)	July, 2015	(4)
Chicago	IL	(3)	2,385	7,924	(807)	(2,985)	1,578	4,939	6,517	(1,415)	July, 2015	(4)
Joliet	IL	(3)	2,557	3,108	—	—	2,557	3,108	5,665	(1,819)	July, 2015	(4)
Lombard	IL	(3)	2,685	8,281	—	—	2,685	8,281	10,966	(1,686)	July, 2015	(4)
N Riverside	IL	(3)	1,846	3,178	—	14,034	1,846	17,212	19,058	(2,350)	July, 2015	(4)
Orland Park	IL	(3)	1,783	974	—	(380)	1,783	594	2,377	(105)	July, 2015	(4)
Springfield	IL	(3)	2,182	5,051	(213)	14,870	1,969	19,921	21,890	(2,447)	July, 2015	(4)
Steger	IL	(3)	589	2,846	—	—	589	2,846	3,435	(585)	July, 2015	(4)
Elkhart	IN	(3)	1,349	869	—	(302)	1,349	567	1,916	(102)	July, 2015	(4)
Ft Wayne	IN	(3)	3,247	5,476	(796)	(3,382)	2,451	2,094	4,545	(57)	July, 2015	(4)
Merrillville	IN	(3)	3,413	3,224	—	(724)	3,413	2,500	5,913	(480)	July, 2015	(4)
Hopkinsville	KY	(3)	553	2,815	(68)	1,314	485	4,129	4,614	(650)	July, 2015	(4)
Paducah	KY	(3)	1,022	2,868	—	9,254	1,022	12,122	13,144	(1,654)	July, 2015	(4)
Lafayette	LA	(3)	1,406	5,094	—	(1,019)	1,406	4,075	5,481	(723)	July, 2015	(4)
New Iberia	LA	(3)	450	1,819	(446)	(1,780)	4	39	43	(10)	July, 2015	(4)
Braintree	MA	(3)	6,585	5,614	—	11,319	6,585	16,933	23,518	(2,999)	July, 2015	(4)
Saugus	MA	(3)	1,656	2,835	—	(1,087)	1,656	1,748	3,404	(331)	July, 2015	(4)
Bowie	MD	(3)	4,583	2,335	(504)	356	4,079	2,691	6,770	(1,019)	July, 2015	(4)
Edgewater	MD	(3)	5,534	2,116	(841)	(856)	4,693	1,260	5,953	(248)	July, 2015	(4)
Madawaska	ME	(3)	140	942	—	—	140	942	1,082	(234)	July, 2015	(4)
Lincoln Park	MI	(3)	1,106	3,198	—	(493)	1,106	2,705	3,811	(513)	July, 2015	(4)
Manistee	MI	(3)	508	3,045	—	(625)	508	2,420	2,928	(403)	July, 2015	(4)
Roseville	MI	(3)	3,286	4,778	—	10,671	3,286	15,449	18,735	(2,164)	July, 2015	(4)
Sault Ste. Marie	MI	(3)	946	917	—	(478)	946	439	1,385	(78)	July, 2015	(4)
Troy	MI	(3)	7,954	2,651	(815)	5,745	7,139	8,396	15,535	(1,844)	July, 2015	(4)
Ypsilanti	MI	(3)	2,462	1,277	(402)	(637)	2,060	640	2,700	(123)	July, 2015	(4)
Burnsville	MN	(3)	3,513	1,281	—	(505)	3,513	776	4,289	(138)	July, 2015	(4)
Maplewood	MN	(3)	3,605	1,162	—	(521)	3,605	641	4,246	(117)	July, 2015	(4)
St Paul	MN	(3)	1,866	1,028	—	(309)	1,866	719	2,585	(134)	July, 2015	(4)
Florissant	MO	(3)	2,430	1,607	(24)	(224)	2,406	1,383	3,789	(200)	July, 2015	(4)
Jefferson City	MO	(3)	957	2,224	(150)	(483)	807	1,741	2,548	(329)	July, 2015	(4)
Springfield	MO	(3)	922	2,050	—	(383)	922	1,667	2,589	(275)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Columbus	MS	(3)	$2,940	$2,547	$—	$1,187	$2,940	$3,734	$6,674	(1,805)	July, 2015	(4)
Asheville	NC	(3)	4,141	2,036	—	(750)	4,141	1,286	5,427	(236)	July, 2015	(4)
Greensboro	NC	(3)	3,869	4,387	—	510	3,869	4,897	8,766	(1,088)	July, 2015	(4)
Kearney	NE	(3)	272	483	—	7,838	272	8,321	8,593	(1,042)	July, 2015	(4)
Manchester	NH	(3)	1,458	4,160	—	13,605	1,458	17,765	19,223	(880)	July, 2015	(4)
Nashua	NH	(3)	1,794	7,255	(229)	(927)	1,565	6,328	7,893	(1,322)	July, 2015	(4)
Portsmouth	NH	(3)	3,934	3,375	—	(739)	3,934	2,636	6,570	(468)	July, 2015	(4)
Salem	NH	(3)	3,321	12,198	(639)	8,066	2,682	20,264	22,946	(3,036)	July, 2015	(4)
Henderson	NV	(3)	3,124	1,362	—	2,449	3,124	3,811	6,935	(355)	July, 2015	(4)
Las Vegas(Meadows)	NV	(3)	3,354	1,879	—	6,702	3,354	8,581	11,935	(444)	July, 2015	(4)
Reno	NV	(3)	2,135	5,748	(236)	4,978	1,899	10,726	12,625	(1,089)	July, 2015	(4)
Albany	NY	(3)	8,289	6,523	—	6,804	8,289	13,327	21,616	(1,845)	July, 2015	(4)
Clay	NY	(3)	787	4,134	—	(677)	787	3,457	4,244	(576)	July, 2015	(4)
East Northport	NY	(3)	7,617	2,065	—	44,212	7,617	46,277	53,894	(1,382)	July, 2015	(4)
Hicksville	NY	(3)	38,629	19,061	—	(888)	38,628	18,176	56,804	(3,448)	July, 2015	(4)
Olean	NY	(3)	249	2,124	—	4,476	249	6,600	6,849	(609)	July, 2015	(4)
Rochester-Greece	NY	(3)	3,082	1,560	—	(380)	3,082	1,180	4,262	(209)	July, 2015	(4)
Sidney	NY	(3)	1,942	1,769	(338)	(837)	1,604	932	2,536	(188)	July, 2015	(4)
Victor	NY	(3)	4,144	1,391	—	5,408	4,144	6,799	10,943	(282)	July, 2015	(4)
Yorktown Hts	NY	(3)	3,584	1,569	(950)	10,227	2,634	11,796	14,430	(428)	July, 2015	(4)
Watchung	NY	(3)	6,704	4,110	—	31,069	6,704	35,179	41,883	(1,751)	July, 2015	(4)
Canton	OH	(3)	1,650	5,854	—	20,335	1,650	26,189	27,839	(1,296)	July, 2015	(4)
Dayton Mall	OH	(3)	2,650	1,223	—	2,398	2,650	3,621	6,271	(419)	July, 2015	(4)
Kenton	OH	(3)	340	417	—	(233)	340	184	524	(31)	July, 2015	(4)
Mentor	OH	(3)	1,092	1,776	—	(726)	1,092	1,050	2,142	(185)	July, 2015	(4)
Middleburg Hts	OH	(3)	698	1,547	—	(322)	698	1,225	1,923	(233)	July, 2015	(4)
Toledo	OH	(3)	1,664	1,289	—	(612)	1,664	677	2,341	(127)	July, 2015	(4)
Okla City/Sequoyah	OK	(3)	1,542	2,210	—	4,911	1,542	7,121	8,663	(934)	July, 2015	(4)
Happy Valley	OR	(3)	6,659	1,271	(619)	8,807	6,040	10,078	16,118	(378)	July, 2015	(4)
King of Prussia	PA	(3)	-	42,300	—	3,673	-	45,973	45,973	(8,821)	July, 2015	(4)
Lebanon	PA	(3)	1,333	2,085	—	(952)	1,333	1,133	2,466	(189)	July, 2015	(4)
Walnutport	PA	(3)	885	3,452	—	(1,045)	885	2,407	3,292	(401)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Bayamon	PR	(3)	$656	$7,173	$(139)	$(1,517)	$517	$5,656	$6,173	$(1,611)	July, 2015	(4)
Caguas	PR	(3)	431	9,362	(100)	(2,184)	331	7,178	7,509	(1,961)	July, 2015	(4)
Carolina	PR	(3)	611	8,640	—	—	611	8,640	9,251	(2,110)	July, 2015	(4)
Mayaguez	PR	(3)	564	4,555	—	—	564	4,555	5,119	(1,404)	July, 2015	(4)
Ponce	PR	(3)	473	3,965	—	—	473	3,965	4,438	(1,165)	July, 2015	(4)
Warwick	RI	(3)	9,166	3,388	(1,132)	8,891	8,034	12,279	20,313	(1,080)	July, 2015	(4)
Anderson	SC	(3)	1,297	638	(5)	9,224	1,292	9,862	11,154	(2,263)	July, 2015	(4)
Chrlstn/Northwoods	SC	(3)	3,576	1,497	(1,019)	9,757	2,557	11,254	13,811	(922)	July, 2015	(4)
Cordova	TN	(3)	2,581	4,279	—	—	2,581	4,279	6,860	(1,253)	July, 2015	(4)
Memphis/Poplar	TN	(3)	2,827	2,475	—	24,877	2,827	27,352	30,179	(3,426)	July, 2015	(4)
Austin	TX	(3)	3,164	2,858	(2,288)	8,070	876	10,928	11,804	(2,208)	July, 2015	(4)
Central Park	TX	(3)	5,468	1,457	(1,904)	18,053	3,564	19,510	23,074	(731)	July, 2015	(4)
El Paso	TX	(3)	2,008	1,778	—	6,157	2,008	7,935	9,943	(416)	July, 2015	(4)
Friendswd/Baybrk	TX	(3)	6,124	2,038	—	(806)	6,124	1,232	7,356	(218)	July, 2015	(4)
Houston	TX	(3)	6,110	1,525	—	(525)	6,110	1,000	7,110	(157)	July, 2015	(4)
Ingram	TX	(3)	4,651	2,560	—	(683)	4,651	1,877	6,528	(333)	July, 2015	(4)
Irving	TX	(3)	4,493	5,743	—	(721)	4,493	5,022	9,515	(921)	July, 2015	(4)
Shepherd	TX	(3)	5,457	2,081	—	(510)	5,457	1,571	7,028	(298)	July, 2015	(4)
Valley View	TX	(3)	4,706	3,230	—	(3,230)	4,706	-	4,706	-	July, 2015	(4)
Layton	UT	(3)	2,234	974	(824)	3,265	1,410	4,239	5,649	(1,022)	July, 2015	(4)
West Jordan	UT	(3)	3,190	2,305	—	7,147	3,190	9,452	12,642	(2,233)	July, 2015	(4)
Alexandria	VA	(3)	3,728	3,294	—	(738)	3,728	2,556	6,284	(469)	July, 2015	(4)
Chspk/Greenbrier	VA	(3)	4,236	1,700	—	(482)	4,236	1,218	5,454	(216)	July, 2015	(4)
Fairfax	VA	(3)	10,873	1,491	—	25,342	10,873	26,833	37,706	(1,272)	July, 2015	(4)
Virginia Beach	VA	(3)	10,413	4,760	(1,343)	11,343	9,070	16,103	25,173	(2,863)	July, 2015	(4)
Warrenton	VA	(3)	1,956	2,480	—	5,938	1,956	8,418	10,374	(432)	July, 2015	(4)
Redmond Pk	WA	(3)	5,133	4,133	10,513	(1,243)	15,646	2,890	18,536	(627)	July, 2015	(4)
Greendale	WI	(3)	3,208	2,340	—	14,911	3,208	17,251	20,459	(1,251)	July, 2015	(4)
Madison-West	WI	(3)	3,053	2,130	—	16,132	3,053	18,262	21,315	(1,571)	July, 2015	(4)
Various		(3)	-	—	—	352,776	—	352,777	352,777	-	n/a	(4)
			$610,693	$606,997	$(17,922)	$853,307	$592,770	$1,460,308	$2,053,078	$(142,206)

(1) Includes reductions related to partial site sales and impairment of long-lived assets.
(2)	The aggregate cost of land, building and improvements (which includes construction in process) for U.S. federal income tax purposes is approximately $2.8 billion.
(3)

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

SERITAGE GROWTH PROPERTIES

NOTES TO SCHEDULE III

(Dollars in thousands)

Reconciliation of Real Estate

	2020	2019	2018
Balance at beginning of period	$2,118,329	$1,889,014	$1,854,043
Additions	256,126	364,970	318,820
Impairments	(64,108)	—	—
Dispositions	(226,889)	(95,270)	(244,815)
Write-offs	(30,380)	(40,385)	(39,034)
Balance at end of period	$2,053,078	$2,118,329	$1,889,014

Reconciliation of Accumulated Depreciation

	2020	2019	2018
Balance at beginning of period	$147,696	$137,947	$139,483
Depreciation expense	48,569	59,289	50,272
Dispositions	(23,679)	(9,174)	(12,772)
Write-offs	(30,380)	(40,366)	(39,036)
Balance at end of period	$142,206	$147,696	$137,947