Form 10-Q
period 2021-03-31
Seritage Growth Properties
filed 2021-04-30
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of April 23, 2021, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	42,760,970
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2021

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Investment in real estate
Land	$571,334	$592,770
Buildings and improvements	1,100,525	1,107,532
Accumulated depreciation	(146,884)	(142,206)
	1,524,975	1,558,096
Construction in progress	345,648	352,776
Net investment in real estate	1,870,623	1,910,872
Real estate held for sale	24,441	1,864
Investment in unconsolidated entities	459,576	457,033
Cash and cash equivalents	137,940	143,728
Restricted cash	6,526	6,526
Tenant and other receivables, net	33,964	46,570
Lease intangible assets, net	17,702	18,595
Prepaid expenses, deferred expenses and other assets, net	61,604	63,755
Total assets	$2,612,376	$2,648,943

LIABILITIES AND EQUITY
Liabilities
Term Loan Facility, net	$1,599,015	$1,598,909
Sales-leaseback financing obligations	20,582	20,425
Accounts payable, accrued expenses and other liabilities	121,379	146,882
Total liabilities	1,740,976	1,766,216

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 40,587,226 and 38,896,428 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	406	389
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of March 31, 2021 December 31, 2020; liquidation preference of $70,000	28	28
Additional paid-in capital	1,200,874	1,177,260
Accumulated deficit	(537,582)	(528,637)
Total shareholders' equity	663,726	649,040
Non-controlling interests	207,674	233,687
Total equity	871,400	882,727
Total liabilities and equity	$2,612,376	$2,648,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
REVENUE
Rental income	$31,146	$33,110
Management and other fee income	135	207
Total revenue	31,281	33,317
EXPENSES
Property operating	10,643	10,301
Real estate taxes	10,155	9,225
Depreciation and amortization	13,142	34,097
General and administrative	11,232	9,420
Total expenses	45,172	63,043
Gain on sale of real estate, net	24,208	20,788
Impairment of real estate assets	(1,700)	—
Equity in loss of unconsolidated entities	(1,162)	(894)
Interest and other income	7,624	333
Interest expense	(26,150)	(21,513)
Loss before taxes	(11,071)	(31,012)
Benefit for taxes	138	37
Net loss	(10,933)	(30,975)
Net loss attributable to non-controlling interests	3,213	10,311
Net loss attributable to Seritage	$(7,720)	$(20,664)
Preferred dividends	(1,225)	(1,225)
Net loss attributable to Seritage common shareholders	$(8,945)	$(21,889)

Net loss per share attributable to Seritage Class A and Class C common shareholders - Basic	$(0.23)	$(0.59)
Net loss per share attributable to Seritage Class A and Class C common shareholders - Diluted	$(0.23)	$(0.59)
Weighted average Class A and Class C common shares outstanding - Basic	39,477	37,232
Weighted average Class A and Class C common shares outstanding - Diluted	39,477	37,232

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands)

	Class A Common		Class B Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2020	36,897	$369	1,243	$12	2,800	$28	$1,149,721	$(418,711)	$311,951	$1,043,370
Net loss	—	—	—	—	—	—	—	(20,664)	(10,311)	(30,975)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	75	1	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	1,198	—	—	1,198
Share class surrenders (1,242,536 common shares)	—	—	(1,243)	(12)	—	—	12	—	—	—
OP Units exchanges (1,650,000 units)	1,650	16	—	—	—	—	26,623	—	(26,639)	—
Balance at March 31, 2020	38,622	$386	—	—	$2,800	$28	$1,177,553	$(440,600)	$275,001	$1,012,368

Balance at January 1, 2021	38,896	$389	—	$—	2,800	$28	$1,177,260	$(528,637)	$233,687	$882,727
Net loss	—	—	—	—	—	—	—	(7,720)	(3,213)	(10,933)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	32	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	969	—	—	969
OP Unit exchanges (1,658,855 units)	1,659	17	—	—	—	—	22,645	—	(22,800)	(138)
Balance at March 31, 2021	40,587	$406	—	$—	2,800	$28	$1,200,874	$(537,582)	$207,674	$871,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(10,933)	$(30,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	1,162	894
Distributions from unconsolidated entities	1,042	46
Gain on sale of real estate, net	(24,208)	(20,788)
Impairment of real estate assets	1,700	—
Share-based compensation	911	1,179
Depreciation and amortization	13,142	34,097
Amortization of deferred financing costs	106	106
Amortization of above and below market leases, net	(39)	(97)
Straight-line rent adjustment	210	2,701
Change in operating assets and liabilities
Tenants and other receivables	294	(2,300)
Prepaid expenses, deferred expenses and other assets	1,151	(124)
Accounts payable, accrued expenses and other liabilities	3,352	5,061
Net cash used in operating activities	(12,110)	(10,200)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(9,902)	(16,894)
Distributions from unconsolidated entities	—	1,150
Net proceeds from sale of real estate	44,234	58,330
Development of real estate	(26,804)	(73,610)
Net cash provided by (used in) investing activities	7,528	(31,024)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of sale-leaseback financing obligations	157	—
Purchase of shares related to stock grant recipients' tax withholdings	(138)	(74)
Preferred dividends paid	(1,225)	(1,225)
Net cash used in financing activities	(1,206)	(1,299)
Net decrease in cash and cash equivalents	(5,788)	(42,523)
Cash and cash equivalents, and restricted cash, beginning of period	150,254	139,260
Cash and cash equivalents, and restricted cash, end of period	$144,466	$96,737

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$27,999	$28,311
Capitalized interest	2,954	7,914
Income taxes paid (refunded)	(138)	5
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$8,079	$57,644
Preferred dividends declared and unpaid	1,225	1,225
Transfer to real estate assets held for sale	22,577	(2,071)
Recording of right of use assets	—	1,598
Recording of lease liabilities	—	(1,598)

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

Seritage is principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States.  As of March 31, 2021, the Company’s portfolio consisted of interests in 179 properties totaling approximately 26.0 million square feet of gross leasable area (“GLA”), including 154 wholly owned properties totaling approximately 24.1 million square feet of GLA across 41 states and Puerto Rico (the “Wholly Owned Properties”), and interests in 25 properties totaling approximately 1.9 million square feet of GLA across 13 states that are owned in unconsolidated entities (the “Unconsolidated Properties”).

The Company commenced operations on July 7, 2015, following a rights offering to the shareholders of Sears Holdings Corporation (“Sears Holdings” or “Sears”) to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of certain of Sears Holdings’ owned properties and its 50% interests in three joint ventures which were simultaneously leased back to Sears Holdings under a master lease agreement (the “Original Master Lease” and the “Original JV Master Leases”, respectively).

As of March 31, 2021, the Company did not have any remaining properties leased to Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments Inc., or Sears Holdings after giving effect to the termination of the remaining five Wholly Owned Properties, which were completed on March 15, 2021, as further described in Note 5, Leases.

COVID-19 Pandemic

Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. The pandemic has caused and continues cause significant impacts on the real estate industry in the United States, including the Company’s properties.

As of March 31, 2021, the Company had collected 97% of rental income for the three months ended March 31, 2021 and agreed to defer an additional 2%.  While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

As a result of the development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions will change, potentially significantly, in future periods and results for the three months ended March 31, 2021 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods.  As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures.  Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the three months ended March 31, 2021 and the Company recorded net operating cash outflows of $12.1 million.  Additionally, the Company’s asset sales during the three months ended March 31, 2021 generated investing cash inflows of $44.2 million.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, cash on hand, and sales of Wholly Owned Properties, subject to any approvals that may be required under the Company’s Term Loan Facility, as described in Note 6, Debt.  Management has determined that it is probable its plans will be effectively implemented within one year after the date the condensed consolidated financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s obligations and development expenditures.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2020.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Operating results of three months ended March 31, 2021 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

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

Where the Company has an interest in a VIE and it is not determined to be the primary beneficiary, the Company accounts for its interest under the equity method of accounting.  Similarly, for those entities which are not VIEs and over which the Company has the ability to exercise significant influence, but does not have a controlling financial interest, the Company accounts for its interests under the equity method of accounting.  The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events.  As of March 31, 2021 and December 31, 2020, the Company has several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary and the nature of its involvement in the activities of these entities does not give the Company power over decisions that significantly affect these entities’ economic performance.

As of March 31, 2021, the Company holds a 72.6% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  As of April 23, 2021, the Company holds a 76.4% interest in the Operating Partnership. The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  Accordingly, the Company consolidates its interest in the Operating Partnership.  The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the condensed consolidated balance sheets.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  The most significant assumptions and estimates relate to real estate impairment assessments and assessing the recoverability of accounts receivable.  These estimates are based on historical experience and other assumptions which management believes are reasonable under the circumstances.  Management evaluates its estimates on an ongoing basis and makes revisions to these estimates and related disclosures as experience develops or new information becomes known.  Actual results could differ from these estimates.

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

The Company, on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired.  If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects and the effects of demand, competition, and other economic factors such as discount rates and market comparables.  Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows.  If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value.  The Company recognized $1.7 million in impairment losses for the three months ended March 31, 2021 attributable to one property.  Such impairment losses are included within impairment of real estate assets on the condensed consolidated statements of operations.  No impairment losses were recognized for the three months ended March 31, 2020.

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

The following table summarizes our gain on sale of real estate, net during the three months ended March 31, 2021 and March 31, 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Dispositions to third parties
Gross proceeds	$46.9	$60.4
Gain on sale of real estate, net	24.2	20.8

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

As of March 31, 2021, three properties were classified as held for sale with assets of $24.4 million and no liabilities, and, as of December 31, 2020, one property was classified as held for sale with assets of $1.9 million and no liabilities.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions which include macroeconomic conditions, that the value of the Company’s investments in unconsolidated entities may be impaired.  An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the three months ended March 31, 2021 and 2020.

Restricted Cash

As of March 31, 2021, restricted cash represents cash received as proceeds for a sale which did not meet the criteria for sale accounting at March 31, 2021, as well as cash collateral for a letter of credit.

Rental Revenue Recognition and Tenant Receivables

Rental income is comprised of base rent and reimbursements of property operating expenses. The Company commences rental revenue recognition when the lessee takes control of the physical use of the leased asset based on evaluation of several factors. Base rent is recognized on a straight-line basis over the non-cancelable terms of the related leases.  For leases that have fixed and measurable base rent escalations, the difference between such rental income earned and the cash rent due under the provisions of the lease is recorded as straight-line rent receivable and included as a component of tenant and other receivables on the condensed consolidated balance sheets. Reimbursement of property operating expenses arises from tenant leases which provide for the recovery of all or a portion of the operating expenses and real estate taxes of the respective property. This revenue is accrued in the same periods as the expenses are incurred.

The Company periodically reviews its receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates and economic conditions in the area where the property is located. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectability of substantially all future lease payments from a specified lease is not probable of collection, at which point, the Company will begin recognizing revenue on a cash basis, based on actual amounts received. Any receivables that are deemed to be uncollectable are recognized as a reduction to rental income in the Company’s condensed consolidated statements of operations. If future circumstances change such that the Company believes that it is reasonably certain that the Company will collect all rental income remaining on such leases, the Company will resume accruing rental income and recognize a cumulative catch up for previously written-off receivables. The Company also recognizes a general reserve, as a reduction to rental income, for its portfolio of operating lease receivables which are not expected to be fully collectable.

The Company recorded an increase to rental income of $0.2 million and a reduction to rental income of $0.5 million during the three months ended March 31, 2021 and 2020, respectively, as a result of the Company’s evaluation of collectability.  In addition, the Company also recorded a reversal of previously recorded straight-line rent of $1.0 million for the three months ended March 31, 2021. No such reversals were recorded for the three months ended March 31, 2020. During the three months ended March 31, 2021, the Company recorded an increase to rental income of $0.1 million related to the allowance for deferral agreements.

Due to the COVID-19 pandemic, the Company has entered into amendments to existing leases with certain tenants (the “Rent Deferral Agreements”), that provide for the deferral of all or some portion of rental payments due during the period which such tenant was affected by the COVID-19 pandemic (“Deferred Rent”).  The Rent Deferral Agreements typically provide for repayment of the Deferred Rent within six to twelve months following the end of the rent deferral period and, in many instances, waive certain other conditions in favor of the Company while Deferred Rent is outstanding.  Deferred Rent generally becomes immediately due and payable under the Rent Deferral Agreements if the tenant does not make the minimum contractual payments or otherwise defaults on the lease.  We recognize lease concessions related to the COVID-19 pandemic such as rent deferrals and abatements in accordance with the Lease Modification Q&A issued by the FASB in April 2020, which provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease.  As a result, the Company has not adjusted accrued rental revenues or the portion of accrued rental revenues related to the straight-line method for the portion which has been deferred.  When the Deferred Rents are repaid, the Company will relieve the accrual in tenant and other receivables.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions.  Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk.  As of March 31, 2021, the Company’s portfolio of 154 Wholly Owned Properties and 25 Unconsolidated Properties was diversified by location across 41 states and Puerto Rico.

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

Recently Issued Accounting Pronouncements

The Company has not adopted any Accounting Standards Updates (“ASU”) issued by the FASB during the three months ended March 31, 2021.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases), net of accumulated amortization, as of March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$35,452	$(19,448)	$16,004
Above-market leases, net	3,925	(2,227)	$1,698
Total	$39,377	$(21,675)	$17,702

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$6,626	$(2,575)	$4,051
Total	$6,626	$(2,575)	$4,051

December 31, 2020
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$73,169	$(56,369)	$16,800
Above-market leases, net	4,139	(2,344)	1,795
Total	$77,308	$(58,713)	$18,595

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$6,626	$(2,440)	$4,186
Total	$6,626	$(2,440)	$4,186

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.1 million for each of the three months ended March 31, 2021 and 2020, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $0.8 million and $21.0 million for the three months ended March 31, 2021 and 2020, respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	Below market leases, net	Below market ground lease	In-place leases
Remainder of 2021	$10	$152	$2,260
2022	(58)	203	2,787
2023	3	203	1,921
2024	27	203	1,385
2025	97	203	1,077
2026	190	203	724
Thereafter	2,084	9,433	5,850

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

As of March 31, 2021, the Company had investments in ten unconsolidated entities as follows:

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

The Company has contributed certain properties to unconsolidated entities in exchange for equity interests in those unconsolidated entities. The contribution of property to unconsolidated entities is accounted for as a sale of real estate and the Company recognizes the gain or loss on the sale (the “Gain (Loss)”) based upon the transaction price attributed to the property at the closing of the unconsolidated entities transaction (the “Contribution Value”).  The gain or loss is included in gain on sale of real estate on the condensed consolidated statements of operations.

In certain circumstances, the Contribution Value is subject to revaluation as defined in the respective unconsolidated entity agreements, which may result in an adjustment to the gain or loss recognized.  If the Contribution Value is subject to revaluation, the Company initially recognizes the gain or loss at the value that is the expected amount within the range of possible outcomes and will re-evaluate the expected amount on a quarterly basis through the final determination date.

Upon revaluation, the primary inputs in determining the Contribution Value will be updated for actual results and may result in a cash settlement or capital account adjustment between the unconsolidated entity partners, as well as an adjustment to the initial gain or loss.

Each reporting period, the Company re-analyzes the primary inputs that determine the Contribution Value and the gain or loss for those unconsolidated entities subject to a revaluation.  The following table presents summarizes the properties contributed to the Company’s unconsolidated entities:

		March 31, 2021
Unconsolidated Entities	Contribution Date	Contribution Value	Gain (Loss)
2018
Mark 302 JV (1)	March 20, 2018	$60.0	$8.8
2019
Cockeysville JV (2)	March 29, 2019	$12.5	$3.8
Tech Ridge JV (3)	September 27, 2019	3.0	0.1

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

(2)

The Cockeysville JV is subject to revaluation if an affiliate of Greenberg Gibbons contributes another adjacent parcel of land (the “Additional Land Parcel”) to the joint venture which was conditioned on certain milestones being met with respect to entitling the Additional Land Parcel for residential use. The Additional Land Parcel has been entitled for residential use. The Company has not reflected the contribution value of the Additional Land Parcel in the value of its investment in the Cockeysville JV based on uncertainty related to a potential alternative transaction with respect to the Additional Land Parcel. The Company will record an increased investment in the Cockeysville JV and additional gain in an amount equal to 50% of the fair value of the Additional Land Parcel at the earlier of when it becomes probable that the Additional Land Parcel will be contributed or upon an alternate outcome.

(3)	The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

The following tables present combined condensed financial data for the Company’s unconsolidated entities (in thousands):

	March 31, 2021	December 31, 2020
ASSETS
Investment in real estate
Land	$318,540	$318,540
Buildings and improvements	492,335	492,973
Accumulated depreciation	(87,925)	(81,730)
	722,950	729,783
Construction in progress	228,349	222,663
Net investment in real estate	951,299	952,446
Cash and cash equivalents	18,785	16,094
Tenant and other receivables, net	5,584	4,104
Other assets, net	65,620	62,882
Total assets	$1,041,288	$1,035,526

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Mortgage loans payable, net	$34,675	$34,672
Accounts payable, accrued expenses and other liabilities	42,627	48,405
Total liabilities	77,302	83,077

Members' Interest
Additional paid in capital	965,949	964,868
Retained earnings (accumulated deficit)	(1,963)	(12,419)
Total members' interest	963,986	952,449
Total liabilities and members' interest	$1,041,288	$1,035,526

	Three Months Ended March 31,
	2021	2020
Total revenue	$7,729	$5,341
Property operating expenses	(2,579)	(2,737)
Depreciation and amortization	(6,481)	(3,687)
Operating loss	(1,331)	(1,083)
Other expenses	(1,043)	(489)
Net loss	$(2,374)	$(1,572)
Equity in loss of unconsolidated entities (1)	$(1,162)	$(786)

(1)	Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items.  There were no impairment charges related to the Unconsolidated Properties for the three months ended March 31, 2021 and 2020.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the West Hartford JV, the UTC JV, and Tech Ridge JV.  The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities.  Refer to Note 2 for the Company’s accounting policies.  The Company also acted as the development manager for one of the properties in the GGP II JV which entitled the Company to receive certain development fees which ended as of March 31, 2021.  The Company earned $0.1 million and $0.2 million from these services for the three months ended March 31, 2021 and 2020, respectively.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of March 31, 2021 are approximately as follows:

(in thousands)	March 31, 2021
Remainder of 2021	$66,971
2022	87,489
2023	80,770
2024	77,428
2025	77,156
2026	72,845
Thereafter	351,262
Total	$813,921

The components of lease revenues for the three months ended March 31, 2021 and 2020 were as follows:

(in thousands)	Three Months Ended March 31,
	2021	2020
Fixed rental income	$22,271	$27,648
Variable rental income	9,046	8,066
Total rental income	$31,317	$35,714

Lessee Disclosures

The Company has one ground lease and multiple corporate office leases which are classified as operating leases.  As of March 31, 2021, and December 31, 2020, the outstanding amount of right-of-use, or ROU, assets were $18.6 million and $18.8 million, respectively.

The Company recorded rent expense related to leased corporate office space of $0.4 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively. Such rent expense is classified within general and administrative expenses on the condensed consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $0.1 million for the three months ended March 31, 2021 and 2020. Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations.  The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The following table sets forth information related to the measurement of our lease liabilities as of March 31, 2021:

As of March 31, 2021
Weighted average remaining lease term (in years)	9.69
Weighted average discount rate	6.99%
Cash paid for operating leases (in thousands)	$488

Sale-leaseback Financing Obligations

During the year ended December 31, 2020, the Company completed a sale-leaseback transaction of a property in Hialeah, Florida for $21.0 million which is included in sales-leaseback financing obligations on the condensed consolidated balance sheets.  As part of the sale-leaseback transaction, the Company agreed to lease all land and improvements on the land for a fixed term of 25 years at an initial base rent of $1.5 million per annum which will increase by 1.5% per year thereafter.  For the initial periods of the sale-leaseback, cash payments are less than the interest expense recognized, which causes the obligation to increase during the initial years of the lease term.  The implied interest rate is approximately 7.00%.  The Company has a purchase option during years four, five or seven of the 25-year term to reacquire, solely at the Company’s option, the Hialeah property at a predetermined price.  The Hialeah property continues to be reflected as a long-lived asset and depreciated over its remaining useful life.

Future sale-leaseback financing obligations as of March 31, 2021 are approximately as follows:

(in thousands)	March 31, 2021
Remainder of 2021	$1,082
2022	1,464
2023	1,486
2024	1,507
2025	1,531
2026	1,554
Thereafter	34,022
Interest	(22,064)
Total	$20,582

Original Master Lease and Holdco Master Lease

On February 28, 2019, the Company and certain affiliates of Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., executed the Holdco Master Lease (the “Holdco Master Lease”) which became effective on March 12, 2019 when the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) issued an order approving the rejection of the Original Master Lease.  The Company analyzed this transaction under applicable accounting guidance and determined that the termination of the Original Master Lease and entering into the Holdco Master Lease should be accounted for as a modification. The Holdco Master Lease provided the Company with the right to recapture up to approximately 50% of the space occupied by the tenant at all properties (other than five specified properties) and the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of parking areas and common areas. Under the terms of the Holdco Master Lease, Holdco had the right, at any time, to terminate the Holdco Master Lease with respect to any property upon the payment of a termination fee equal to one year of base rent plus annual taxes and other operating expenses. Sears Holdings exercised termination rights with respect to 87 properties under the Original Master Lease prior to its rejection on March 12, 2019 and Holdco exercised termination rights with respect to all remaining properties under the Holdco Master Lease during the year ended December 31, 2020, with the remaining five properties effective in March 2021.

Revenues from the Holdco Master Lease and the Original Master Lease for the three months ended March 31, 2021, and 2020 are as follows (excluding straight-line rental income for the three months ended March 31, 2021 and 2020 of $0 million and $(4.5) million, respectively).

(in thousands)	Three Months Ended March 31,
	2021	2020
Fixed rental income	$-	$4,288
Variable rental income	4,510	3,839
Total rental income	$4,510	$8,127

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent.  The Term Loan Facility provided for an initial funding of $1.6 billion at closing and includes a $400.0 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. The Term Loan Facility matures on July 31, 2023.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn.  The Company prepays the annual fee and amortizes the expense to interest expense on the condensed consolidated statements of operations.

As of March 31, 2021, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to signed not yet open leases (“SNO Leases”) expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement dated May 5, 2020 (as further described below).

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, is required to be guaranteed by all existing and future subsidiaries of the Operating Partnership.  The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Operating Partnership and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement. During 2019, mortgages were recorded on a majority of the Company’s portfolio and subsequent to March 31, 2021, mortgages have been recorded on nearly all properties.

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

As of March 31, 2021, the Company was not in compliance with certain of the financial metrics described above.  As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of March 31, 2021, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of March 31, 2021 and December 31, 2020, the unamortized balance of the Company’s debt issuance costs were $1.0 million and $1.1 million, respectively.

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

Assets Measured at Fair Value on a Nonrecurring Basis

Assets measured at fair value on a nonrecurring basis on our condensed consolidated balance sheets consist of real estate assets that have been written down to estimated fair value and are classified as Level 3 within the fair value hierarchy.  The Company’s estimates of fair value are determined using discounted cash flow models, which consider, among other things, anticipated holding periods, current market conditions, potential development projects and utilize unobservable quantitative inputs, including appropriate capitalization and discount rates.  In addition, signed contracts or letters of intent from third parties are considered.

For the three months ended March 31, 2021 and 2020, in accordance with ASC 360-10, Property, Plant and Equipment, the Company recorded impairment losses of $1.7 million and $0 million, respectively, on real estate assets which are included in impairment on real estate assets within the condensed consolidated statements of operations.  The most significant inputs utilized in determining the fair value of these assets are capitalization rates and discount rates, which were each between 6.75% and 9.25% and market comparables for land and building.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and the term loan facility.  The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of March 31, 2021 and December 31, 2020, the estimated fair values of the Company’s debt obligations were $1.6 billion and $1.6 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

Under the Original Master Lease and the Holdco Master Lease, Holdco is required to indemnify the Company from certain environmental liabilities at the Wholly Owned Properties before or during the period in which each Wholly Owned Property was leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center.  In addition, an environmental reserve was funded at the closing of the transactions in connection with the Company commencing operations in the amount of approximately $12.0 million.  As of March 31, 2021 and December 31, 2020, the balance of the environmental reserve was approximately $9.5 million and $9.5 million, respectively, and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

On March 15, 2021, the Court consolidated the Litigation with a case captioned Sears Holding Corp. et al. v. Andrew H. Tish, et al., Case No. 20-07007 (RDD) (the “Shareholder Litigation,” and, together with the Litigation, the “Consolidated Litigation”). The Shareholder Litigation was brought by the UCC, Sears Holdings Corporation, and Sears, Roebuck and Co., against certain shareholders of Sears Holdings or its related companies. Seritage was not named as a defendant in the Shareholder Litigation, which alleges, among other things, that certain transactions undertaken by Sears Holdings since 2014 (including the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends. The Company believes that the claims against the Seritage Defendants in the Consolidated Litigation are without merit and intends to defend against them vigorously.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company.  As of March 31, 2021, and December 31, 2020, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings.  Mr. Lampert is also the Chairman of Seritage.

As of March 31, 2021, Mr. Lampert beneficially owned a 27.4% interest in the Operating Partnership and approximately 4.2% of the outstanding Class A common shares.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, were parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease (see Note 5).

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities.  Refer to Note 2 for the Company’s accounting policies.

In addition, as of March 31, 2021, the Company had incurred $0.2 million of development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities.  These amounts are included in tenant and other receivables, net on the Company’s condensed consolidated balance sheets.  As of December 31, 2020, the Company had incurred $5.0 million of such development expenditures.

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

As of March 31, 2021, the Company held a 72.6% interest in the Operating Partnership and ESL held a 27.4% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of March 31, 2021, 40,587,226 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share. During the three months ended March 31, 2021, 1,658,855 Operating Partnership Units (“OP Units”) were issued and exchanged for an equal number of Class A shares.

Class B Non-Economic Common Shares

As of March 31, 2021, there were no Class B non-economic common shares issued and outstanding.

Class C Non-Voting Common Shares

As of March 31, 2021, there were no Class C non-voting common shares issued or outstanding.

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

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A and Class C common shares during 2020 or 2021.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2021 and 2020:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2021
April 27	June 30	July 15	$0.43750
February 23	March 31	April 15	0.43750
2020
December 17	December 31	January 15, 2021	$0.43750
September 17	September 30	October 15	0.43750
June 9	June 30	July 15	0.43750
February 18	March 31	April 15	0.43750

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended March 31,
	2021	2020
Numerator - Basic and Diluted
Net loss	(10,933)	(30,975)
Net income attributable to non-controlling interests	3,213	10,311
Preferred dividends	(1,225)	(1,225)
Net loss attributable to common shareholders - Basic and diluted	$(8,945)	$(21,889)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	39,477	37,232
Weighted average Class C common shares outstanding	—	—
Weighted average Class A and Class C common shares outstanding - Basic	39,477	37,232
Restricted shares and share units	—	—
Weighted average Class A and Class C common shares outstanding - Diluted	39,477	37,232

Net loss per share attributable to Class A and Class C common shareholders - Basic	$(0.23)	$(0.59)
Net loss per share attributable to Class A and Class C common shareholders - Diluted	$(0.23)	$(0.59)

No adjustments were made to the numerator for the three months ended March 31, 2021 or 2020 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended March 31, 2021 or 2020 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of March 31, 2021 and December 31, 2020, there were 216,179 and 157,465 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	157,465	$38.73
Share units granted	157,390	21.86
Restricted shares vested	(90,195)	33.70
Restricted shares forfeited	(8,481)	36.75
Unvested restricted shares at end of period	216,179	28.62

The Company recognized $0.9 million and $1.2 million in compensation expense related to the restricted shares for the three months ended March 31, 2021 and 2020, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of March 31, 2021, there were approximately $4.3 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 2.5 years. As of March 31, 2020, there were approximately $9.2 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 1.9 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States.  As of March 31, 2021, our portfolio consisted of interests in 179 properties totaling approximately 26.0 million square feet of gross leasable area (“GLA”), including 154 wholly owned properties totaling approximately 24.1 million square feet of GLA across 41 states and Puerto Rico (the “Wholly Owned Properties”), and interests in 25 properties totaling approximately 1.9 million square feet of GLA across 13 states that are owned in unconsolidated entities (the “Unconsolidated Properties”).

As of March 31, 2021, after giving effect to the termination of the Holdco Master Lease at the five remaining properties, the Company does not lease any properties to Holdco under the Holdco Master Lease.

COVID-19 Pandemic

Beginning in late 2019, a novel strain of Coronavirus (“COVID-19”) began to spread throughout the world, including the United States, ultimately being declared a pandemic by the World Health Organization. The pandemic has caused and continues cause significant impacts on the real estate industry in the United States, including the Company’s properties.

As of March 31, 2021, we had collected 97% of rental income for the three months ended March 31, 2021, and agreed to defer an additional 2%.  While we intend to enforce our contractual rights under our leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

As a result of the development, fluidity and uncertainty surrounding this situation, we expect that conditions will change, potentially significantly, in future periods and results for the three months ended March 31, 2021 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business results for future periods.  As such, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows over the foreseeable future.

Results of Operations

We derive substantially all of our revenue from rents received from tenants under existing leases at each of our properties. This revenue generally includes fixed base rents and recoveries of expenses that we have incurred and that we pass through to the individual tenants, in each case as provided in the respective leases.

Our primary cash expenses consist of our property operating expenses, general and administrative expenses, interest expense, and construction and development related costs.  Property operating expenses include real estate taxes, repairs and maintenance, management fees, insurance, ground lease costs and utilities; general and administrative expenses include payroll, office expenses, professional fees, and other administrative expenses; and interest expense is on our term loan facility.  In addition, we incur substantial non-cash charges for depreciation of our properties and amortization of intangible assets and liabilities.

Comparison of the Three Months Ended March 31, 2021 to the Three Months Ended March 31, 2020

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Revenue
Rental income	$31,146	$33,110	$(1,964)
Expenses
Property operating	10,643	10,301	342
Real estate taxes	10,155	9,225	930
Depreciation and amortization	13,142	34,097	(20,955)
General and administrative	11,232	9,420	1,812
Gain on sale of real estate, net	24,208	20,788	3,420
Impairment of real estate assets	(1,700)	—	(1,700)
Interest expense	26,150	21,513	4,637

Rental Income

The following table presents the results for rental income for the three months ended March 31, 2021, as compared to the corresponding period in 2020 (in thousands):

	Three Months Ended March 31,
	2021		2020
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears or Kmart	$4,510	14.5%	$7,725	23.3%	$(3,215)
Diversified tenants	26,807	86.1%	27,989	84.5%	(1,182)
Straight-line rent	(210)	-0.7%	(2,701)	-8.2%	2,491
Amortization of above/below market leases	39	0.1%	97	0.3%	(58)
Total rental income	$31,146	100.0%	$33,110	100.0%	$(1,964)

The decrease of $3.2 million in Sears or Kmart rental income for the three months ended March 31, 2021 was due to a reduction in the number of properties leased to Sears or Kmart under the Holdco Master Lease, as a result of terminations. For the quarter ended March 31, 2021, $4.5 million Sears or Kmart rental income relates to termination income and agreed-upon reimbursements. Sears no longer occupies space as of March 31, 2021.

The decrease of $1.2 million in diversified tenants rental income for the three months ended March 31, 2021 was due primarily to sold properties.

The increase of $2.5 million in straight-line rental income for the three months ended March 31, 2021 was due primarily to (i) the accelerated amortization of straight-line rent receivables as a result of termination activity under the Holdco Master Lease and (ii) the reversal of previously recorded straight-line rent that the Company deemed was improbable of being collected.

The decrease of $0.1 million in amortization of above/below market leases for the three months ended March 31, 2021 was due primarily to the termination of certain leases previously acquired by the Company.

Property Operating Expenses and Real Estate Taxes

The increase of $0.3 million in property operating expense for the three months ended March 31, 2021 was due primarily to an increase in utility and certain common area maintenance expenses at properties for which Sears or Kmart paid such expenses directly, also a decrease in amounts capitalized due to reduced development activity, partially offset by asset sales.

The increase of $0.9 million in real estate taxes for the three months ended March 31, 2021 was due primarily to an increase in assessed real estate taxes and a decrease in amounts capitalized due to reduced development activity, partially offset by asset sales.

Depreciation and Amortization Expenses

The decrease of $21 million in depreciation and amortization expenses for the three months ended March 31, 2021 was due primarily to $19.1 million of accelerated depreciation during the three months ended March 31, 2020 resulting from non-Sears terminations and $3.9 million due to properties sold over the past 12 months.

General and Administrative Expenses

The increase of $1.8 million in general and administrative expenses for the three months ended March 31, 2021 was driven by an increase in legal and other expenses related to the Litigation (as described in Litigation and Other Matters below) and an increase in fees related to the annual financial statement audit.

Gain on Sale of Real Estate, Net

During the three months ended March 31, 2021, the Company sold four properties for aggregate consideration of $46.9 million and recorded gains totaling $24.2 million, which are included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the three months ended March 31, 2021, the Company recognized $1.7 million in impairment of one real estate asset that the Company continues to hold which is included within the condensed consolidated statements of operations.

Interest Expense

The increase of $4.6 million in interest expense for the three months ended March 31, 2021 was driven by a decrease in amounts capitalized due to a decrease in project development activity.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures.  Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the three months ended March 31, 2021 and the Company recorded net operating cash outflows of $12.1 million.  Additionally, the Company’s asset sales during the three months ended March 31, 2021 generated investing cash inflows of $44.2 million.

Obligations are projected to continue to exceed property rental income and we expect to fund such obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement:

•

Sales of Wholly Owned Properties.  As of March 31, 2021, we had sold 73 Wholly Owned Properties, and additional outparcels at certain properties, and generated approximately $638.3 million of gross proceeds since we began our capital recycling program in July 2017.  Subsequent to March 31, 2021, we sold two Wholly Owned Properties for gross proceeds of $16.3 million and, as of April 30, 2021, had entered into contracts to sell additional assets for anticipated gross proceeds of $90.2 million, subject to buyer due diligence and closing conditions;

•

Sales of interests in Unconsolidated Properties.  As of March 31, 2021, we had sold our interests in 15 Unconsolidated Properties and generated approximately $278.1 million of gross proceeds since July 2017.  Certain of our unconsolidated entity agreements also include rights that allow us to sell our interests in select Unconsolidated Properties to our partners at fair market value;

•

New Unconsolidated Entities.  As of March 31, 2021, we had contributed interests in 11 properties to unconsolidated entities, which generated approximately $212.4 million of gross proceeds since July 2017.  In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;

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

As previously disclosed, on May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permits the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million.  In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement).  Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on July 31, 2023; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the $400.0 million incremental funding facility under the Term Loan Agreement (the “Incremental Funding Facility”).

Additionally, the Term Loan Amendment provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Agreement.

Our Term Loan Facility includes a $400.0 million Incremental Funding Facility, access to which is subject to rental income from non-Sears Holdings tenants of at least $200.0 million, on an annualized basis and after giving effect to SNO leases expected to commence rent payment within 12 months, which we have not yet achieved. There is no assurance of the Company’s ability to access the Incremental Funding Facility.

Cash Flows for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020	$ Change
Net cash used in operating activities	$(12,110)	$(10,200)	$(1,910)
Net cash provided by (used in) investing activities	7,528	(31,024)	38,552
Net cash used in financing activities	(1,206)	(1,299)	93

Cash Flows from Operating Activities

Significant components of net cash used in operating activities include:

In 2021, a decrease in rental income and a decrease in accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Significant components of net cash provided by (used in) investing activities include:

−	In 2021, $44.2 million of net proceeds from the sale of real estate offset by development of real estate of ($26.8) million and investments in unconsolidated entities of ($9.9) million; and
−

In 2020, development of real estate and property improvements of ($73.6) million and investments in unconsolidated entities of $(16.9) million, partially offset by $58.3 million of net proceeds from the sale of real estate.

Cash Flows from Financing Activities

Significant components of net cash used in by financing activities include:

−	In 2021, cash payments of preferred dividends, ($1.2) million;
−	In 2020, cash payments of preferred dividends, ($1.2) million.

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A and Class C common shares during the three months ended March 31, 2021.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2021 and 2020:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2021
April 27	June 30	July 15	$0.43750
February 23	March 31	April 15	0.43750
2020
December 17	December 31	January 15, 2021	$0.43750
September 17	September 30	October 15	0.43750
June 9	June 30	July 15	0.43750
February 18	March 31	April 15	0.43750

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

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities.  As of March 31, 2021 and December 31, 2020, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2020.

Capital Expenditures

During the three months ended March 31, 2021 the Company invested $26.8 million in our consolidated development and operating properties and an additional $9.9 million into our unconsolidated joint ventures.

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

During the three months ended March 31, 2021, we incurred maintenance capital expenditures of approximately $0.6 million that were not associated with retenanting and redevelopment projects.

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

The Litigation alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings. The challenged transactions include the July 2015 transactions giving rise to Seritage, the master lease agreement (the “Original Master Lease”) with Sears Holdings, and the acquisition of real estate from Sears Holdings. The Litigation alleges, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid.  The Litigation seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015, return of the proceeds of the transactions between Sears Holdings and Seritage, or (ii) in the alternative, payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property.

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

On March 15, 2021, the Court consolidated the Litigation with a case captioned Sears Holding Corp. et al. v. Andrew H. Tish, et al., Case No. 20-07007 (RDD) (the “Shareholder Litigation,” and, together with the Litigation, the “Consolidated Litigation”). The Shareholder Litigation was brought by the UCC, Sears Holdings Corporation, and Sears, Roebuck and Co., against certain shareholders of Sears Holdings or its related companies. Seritage was not named as a defendant in the Shareholder Litigation, which alleges, among other things, that certain transactions undertaken by Sears Holdings since 2014 (including the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends. We believe that the claims against the Seritage Defendants in the Litigation are without merit and intend to defend against them vigorously.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the three months ended March 31, 2021, there were no material changes to these policies.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
NOI and Total NOI	2021	2020
Net loss	$(10,933)	$(30,975)
Termination fee income	(2,611)	(990)
Management and other fee income	(135)	(207)
Depreciation and amortization	13,142	34,097
General and administrative expenses	11,232	9,420
Equity in loss of unconsolidated entities	1,162	894
Gain on sale of real estate	(24,208)	(20,788)
Impairment of real estate assets	1,700	—
Interest and other income	(7,624)	(333)
Interest expense	26,150	21,513
Benefit for income taxes	(138)	(37)
Straight-line rent	210	2,701
Above/below market rental income/expense	(39)	(97)
NOI	$7,908	$15,198
Unconsolidated entities
NOI of unconsolidated entities	2,437	1,302
Straight-line rent	(137)	(171)
Above/below market rental income/expense	(33)	(482)
Termination fee income	(742)	—
Total NOI	$9,433	$15,847

The following table reconciles FFO and Company FFO to GAAP net loss for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
FFO and Company FFO	2021	2020
Net loss	$(10,933)	$(30,975)
Real estate depreciation and amortization (consolidated properties)	12,756	33,587
Real estate depreciation and amortization (unconsolidated entities)	3,165	1,844
Gain on sale of real estate	(24,208)	(20,788)
Impairment of real estate assets	1,700	—
Dividends on preferred shares	(1,225)	(1,225)
FFO attributable to common shareholders and unitholders	$(18,745)	$(17,557)
Termination fee income	(2,611)	(990)
Termination fee income (unconsolidated entities)	(742)	—
Amortization of deferred financing costs	106	106
Company FFO attributable to common shareholders and unitholders	$(21,992)	$(18,441)

FFO per diluted common share and unit	$(0.34)	$(0.31)
Company FFO per diluted common share and unit	$(0.39)	$(0.33)

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	39,477	37,232
Weighted average OP units outstanding	16,432	18,578
Weighted average common shares and units outstanding	55,909	55,810

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2020 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

Item 1A.	Risk Factors

Information regarding risk factors appears in our 2020 Annual Report on Form 10-K in Part I, Item 1A. Risk Factors.  There have been no material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K.

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

SERITAGE GROWTH PROPERTIES

Dated: April 30, 2021	/s/ Andrea Olshan
	By:	Andrea Olshan
President and Chief Executive Officer (Principal Executive Officer)

Dated: April 30, 2021	/s/ Amanda Lombard
	By:	Amanda Lombard
Chief Financial Officer (Principal Financial and Accounting Officer)