Form 10-Q
period 2021-06-30
Seritage Growth Properties
filed 2021-08-09
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of August 5, 2021, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	43,631,345
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2021

PART I.	FINANCIAL INFORMATION
Item 1.	Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Investment in real estate
Land	$525,441	$592,770
Buildings and improvements	1,019,293	1,107,532
Accumulated depreciation	(152,340)	(142,206)
	1,392,394	1,558,096
Construction in progress	353,178	352,776
Net investment in real estate	1,745,572	1,910,872
Real estate held for sale	30,923	1,864
Investment in unconsolidated entities	468,269	457,033
Cash and cash equivalents	140,058	143,728
Restricted cash	7,150	6,526
Tenant and other receivables, net	31,192	46,570
Lease intangible assets, net	16,840	18,595
Prepaid expenses, deferred expenses and other assets, net	62,529	63,755
Total assets	$2,502,533	$2,648,943

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term Loan Facility, net	$1,599,121	$1,598,909
Sales-leaseback financing obligations	20,608	20,425
Accounts payable, accrued expenses and other liabilities	107,915	146,882
Total liabilities	1,727,644	1,766,216

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 42,795,267 and 38,896,428 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	428	389
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of June 30, 2021 December 31, 2020; liquidation preference of $70,000	28	28
Additional paid-in capital	1,230,009	1,177,260
Accumulated deficit	(611,647)	(528,637)
Total shareholders' equity	618,818	649,040
Non-controlling interests	156,071	233,687
Total equity	774,889	882,727
Total liabilities and shareholders' equity	$2,502,533	$2,648,943

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
REVENUE
Rental income	$27,595	$21,648	$58,741	$54,758
Management and other fee income	279	171	414	378
Total revenue	27,874	21,819	59,155	55,136
EXPENSES
Property operating	11,286	8,697	21,929	18,998
Real estate taxes	9,061	9,384	19,216	18,609
Depreciation and amortization	13,328	23,702	26,470	57,799
General and administrative	11,990	8,644	23,222	18,064
Total expenses	45,665	50,427	90,837	113,470
Gain on sale of real estate, net	18,097	53,877	42,305	74,665
Impairment of real estate assets	(64,539)	(1,813)	(66,239)	(1,813)
Equity in loss of unconsolidated entities	(2,327)	(1,322)	(3,489)	(2,216)
Interest and other income	530	141	8,154	474
Interest expense	(28,976)	(22,145)	(55,126)	(43,658)
Income / (loss) before taxes	(95,006)	130	(106,077)	(30,882)
Benefit (provision) for taxes	(298)	(26)	(160)	11
Net income / (loss)	(95,304)	104	(106,237)	(30,871)
Net income / (loss) attributable to non-controlling interests	22,464	(32)	25,677	10,279
Net income / (loss) attributable to Seritage	$(72,840)	$72	$(80,560)	$(20,592)
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,450)
Net loss attributable to Seritage common shareholders	$(74,065)	$(1,153)	$(83,010)	$(23,042)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(1.73)	$(0.03)	$(2.02)	$(0.61)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(1.73)	$(0.03)	$(2.02)	$(0.61)
Weighted average Class A common shares outstanding - Basic	42,772	38,634	41,134	37,933
Weighted average Class A common shares outstanding - Diluted	42,772	38,634	41,134	37,933

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Class B Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2020	36,897	$369	1,243	$12	2,800	$28	$1,149,721	$(418,711)	$311,951	$1,043,370
Net loss	—	—	—	—	—	—	—	(20,592)	(10,279)	(30,871)
Preferred dividends declared ($0.875 per share)	—	—	—	—	—	—	—	(2,450)	—	(2,450)
Vesting of restricted share units	98	1	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	1,913	—	—	1,913
Share class surrenders (1,242,536 common shares)	—	—	(1,243)	(12)	—	—	12	—	—	—
OP Units exchanges (1,650,000 units)	1,650	16	—	—	—	—	26,623	—	(26,639)	—
Balance at June 30, 2020	38,645	$386	—	—	$2,800	$28	$1,178,268	$(441,753)	$275,033	$1,011,962

Balance at January 1, 2021	38,896	$389	—	$—	2,800	$28	$1,177,260	$(528,637)	$233,687	$882,727
Net loss	—	—	—	—	—	—	—	(80,560)	(25,677)	(106,237)
Preferred dividends declared ($0.875 per share)	—	—	—	—	—	—	—	(2,450)	—	(2,450)
Vesting of restricted share units	87	1	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	849	—	—	849
OP Unit exchanges (3,811,865 units)	3,812	38	—	—	—	—	51,901	—	(51,939)	—
Balance at June 30, 2021	42,795	$428	—	$—	2,800	$28	$1,230,009	$(611,647)	$156,071	$774,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Class B Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at April 1, 2020	38,622	$386	—	$—	2,800	$28	$1,177,553	$(440,600)	$275,001	1,012,368
Net income	—	—	—	—	—	—	—	72	32	104
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	23	—	—	—	—	—	—	—	—	-
Share-based compensation	—	—	—	—	—	—	715	—	—	715
Balance at June 30, 2020	38,645	$386	—	$—	2,800	$28	$1,178,268	$(441,753)	$275,033	$1,011,962

Balance at April 1, 2021	40,587	$406	—	$—	2,800	$28	$1,200,874	$(537,582)	$207,674	871,400
Net loss	—	—	—	—	—	—	—	(72,840)	(22,464)	(95,304)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	55	1	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	(120)	—	—	(120)
OP Unit exchanges (2,153,010 units)	2,153	21	—	—	—	—	29,256	—	(29,139)	138
Balance at June 30, 2021	42,795	$428	—	$—	2,800	$28	$1,230,009	$(611,647)	$156,071	$774,889

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(106,237)	$(30,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	3,489	2,216
Distributions from unconsolidated entities	1,141	46
Gain on sale of real estate, net	(42,305)	(74,665)
Impairment of real estate assets	66,239	1,813
Share-based compensation	953	1,805
Depreciation and amortization	26,470	57,799
Amortization of deferred financing costs	212	211
Amortization of above and below market leases, net	63	(136)
Straight-line rent adjustment	(1,028)	5,395
Change in operating assets and liabilities
Tenants and other receivables	3,436	(12,499)
Prepaid expenses, deferred expenses and other assets	(1,224)	4,951
Accounts payable, accrued expenses and other liabilities	(7,825)	25,590
Net cash used in operating activities	(56,616)	(18,345)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(21,279)	(41,066)
Distributions from unconsolidated entities	—	1,150
Net proceeds from sale of real estate	122,327	142,493
Development of real estate	(44,949)	(139,282)
Net cash provided by (used in) investing activities	56,099	(36,705)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of sale-leaseback financing obligations	183	—
Purchase of shares related to stock grant recipients' tax withholdings	(262)	(85)
Preferred dividends paid	(2,450)	(2,450)
Net cash used in financing activities	(2,529)	(2,535)
Net decrease in cash and cash equivalents	(3,046)	(57,585)
Cash and cash equivalents, and restricted cash, beginning of period	150,254	139,260
Cash and cash equivalents, and restricted cash, end of period	$147,208	$81,675

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$56,620	$56,933
Capitalized interest	5,722	15,196
Income taxes paid	160	31
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$8,090	$61,141
Preferred dividends declared and unpaid	1,225	1,225
Transfer to real estate assets held for sale	29,059	2,071
Recording of right of use assets	—	1,598
Recording of lease liabilities	—	(1,598)

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

Seritage is principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States.  As of June 30, 2021, the Company’s portfolio consisted of interests in 172 properties totaling approximately 24.9 million square feet of gross leasable area (“GLA”), including 147 wholly owned properties totaling approximately 23.0 million square feet of GLA across 39 states and Puerto Rico (the “Wholly Owned Properties”), and interests in 25 properties totaling approximately 1.9 million square feet of GLA across 13 states that are owned in unconsolidated entities (the “Unconsolidated Properties”).

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

As of June 30, 2021, the Company did not have any remaining properties leased to Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments Inc., or Sears Holdings after giving effect to the termination of the remaining five Wholly Owned Properties, which were completed on March 15, 2021, as further described in Note 5, Leases.

COVID-19 Pandemic

The Coronavirus (“COVID-19”) pandemic has caused and continues cause significant impacts on the real estate industry in the United States, including the Company’s properties.

As of June 30, 2021, the Company had collected 96% of rental income for the three and six months ended June 30, 2021 and agreed to defer an additional 2%.  While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

As a result of the development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions will change, potentially significantly, in future periods and results for the three and six months ended June 30, 2021 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods.  As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures.  Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the six months ended June 30, 2021 and the Company recorded net operating cash outflows of $56.6 million. Additionally, the Company generated investing cash inflows of $56.1 million during the six months ended June 30, 2021, which were driven by asset sales and partially offset by development expenditures.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, cash on hand, and sales of Wholly Owned Properties, subject to any approvals, that may be required under the Company’s Term Loan Facility, as described in Note 6, Debt.  Management has determined that it is probable its plans will be effectively implemented within one year after the date the condensed consolidated financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s Obligations and development expenditures.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, as amended, (the “Annual Report”), for the year ended December 31, 2020.  Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report.  In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report.  Operating results for the three and six months ended June 30, 2021 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021.  Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their wholly-owned subsidiaries, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events.  As of June 30, 2021 and December 31, 2020, the Company has several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

As of June 30, 2021, the Company holds a 76.4% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.  As of August 5, 2021, the Company holds a 77.9% interest in the Operating Partnership. The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights.  The Company consolidates its interest in the Operating Partnership.  The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the condensed consolidated balance sheets.

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

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received.  Consideration consists of cash proceeds received and in certain circumstances, non-cash consideration which is typically in the form of equity and is reported in unconsolidated entities on the Company’s condensed consolidated statements of operations.  For more information on the Company’s unconsolidated entity transactions refer to Note 4.

The following table summarizes our gain on sale of real estate, net during the three and six months ended June 30, 2021 and June 30, 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Dispositions to third parties
Gross proceeds	$80.0	$98.6	$126.9	$158.9
Gain on sale of real estate, net	18.1	53.9	42.3	74.7

Real Estate Held for Sale

When a real estate asset is identified by management as held for sale, the Company ceases depreciation of the asset and estimates its fair value, net of estimated costs to sell.  If the estimated fair value, net of estimated costs to sell, of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value.  Properties classified as real estate held for sale generally represent properties that are under contract for sale and are probable to close within a year.

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

As of June 30, 2021, four properties were classified as held for sale with assets of $30.9 million and no liabilities, and, as of December 31, 2020, one property was classified as held for sale with assets of $1.9 million and no liabilities.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions which include macroeconomic conditions, that the value of the Company’s investments in unconsolidated entities may be impaired.  An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary.  To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.  No such impairment losses were recognized for the three and six months ended June 30, 2021 and 2020.

Restricted Cash

As of June 30, 2021, restricted cash represents cash collateral for a letter of credit.

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

The Company recorded an increase to rental income of $0.8 million and a reduction to rental income of $3.3 million during the three months ended June 30, 2021 and 2020, respectively, as a result of the Company’s evaluation of collectability. The Company recorded an increase to rental income of $1.0 million and a reduction to rental income of $3.8 million during the six months ended June 30, 2021 and 2020, respectively.  In addition, the Company also recorded income of previously reserved straight-line rent of $0.5 million and a reduction of income of previously recorded straight-line rent of $0.5 million for the three and six months ended June 30, 2021, respectively. Reversals of $4.7 million were recorded for the three and six months ended June 30, 2020.  During the three and six months ended June 30, 2021, the Company recorded an increase to rental income of $0.4 million and $0.5 million related to the allowance for deferral agreements.

Due to the COVID-19 pandemic, the Company has entered into amendments to existing leases with certain tenants (the “Rent Deferral Agreements”), that provide for the deferral of all or some portion of rental payments due during the period which such tenant was affected by the COVID-19 pandemic (“Deferred Rent”).  The Rent Deferral Agreements typically provide for repayment of the Deferred Rent within six to twelve months following the end of the rent deferral period and, in many instances, waive certain other conditions in favor of the Company while Deferred Rent is outstanding.  Deferred Rent generally becomes immediately due and payable under the Rent Deferral Agreements if the tenant does not make the minimum contractual payments or otherwise defaults on the lease.  We recognize lease concessions related to the COVID-19 pandemic such as rent deferrals and abatements in accordance with the Lease Modification Q&A issued by the Financial Standards Accounting Board, (“FASB”), in April 2020, which provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease.  As a result, the Company has not adjusted accrued rental revenues or the portion of accrued rental revenues related to the straight-line method for the portion which has been deferred.  When the Deferred Rents are repaid, the Company will relieve the accrual in tenant and other receivables.

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

Property management fee income is reported at 100% of the revenue earned from such unconsolidated properties in management and other fee income on the condensed consolidated statements of operations.  The Company’s share of management expenses incurred by the unconsolidated entities is reported in equity in loss of unconsolidated entities on the condensed consolidated statements of operations and in other expenses in the combined financial data in Note 4.

Leasing and development fees are initially reported at the portion of revenue earned attributable to outside ownership of the related unconsolidated entities.  The Company’s share in leasing and development fee income is recognized over the useful life of the associated development project, in the case of development fees, or lease term, in the case of leasing fees, as the associated asset is depreciated over the same term and included in equity in loss of unconsolidated entities on the condensed consolidated statements of operations and in other expenses in the combined financial data in Note 4.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions.  Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk.  As of June 30, 2021, the Company’s portfolio of 147 Wholly Owned Properties and 25 Unconsolidated Properties was diversified by location across 39 states and Puerto Rico.

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

Recently Issued Accounting Pronouncements

The Company has not adopted any Accounting Standards Updates (“ASUs”) issued by the FASB during the three and six months ended June 30, 2021. Any other recently issued accounting standards or pronouncements not disclosed above have been excluded as they either are not applicable to the Company, or they are not expected to have a material effect on the unaudited condensed consolidated financial statements of the Company.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidate balance sheets), net of accumulated amortization, as of June 30, 2021 and December 31, 2020 (in thousands):

June 30, 2021
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$32,571	$(17,340)	$15,231
Above-market leases, net	3,925	(2,316)	$1,609
Total	$36,496	$(19,656)	$16,840

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$6,626	$(2,666)	$3,960
Total	$6,626	$(2,666)	$3,960

December 31, 2020
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$73,169	$(56,369)	$16,800
Above-market leases, net	4,139	(2,344)	1,795
Total	$77,308	$(58,713)	$18,595

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$6,626	$(2,440)	$4,186
Total	$6,626	$(2,440)	$4,186

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1 million and $0.1 million for the three and six months ended June 30, 2021 and 2020, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.1 million for the three and six months ended June 30, 2021 and 2020, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $0.8 million and $9.7 million for the three months ended June 30, 2021 and 2020, respectively and $1.6 million and $30.7 million for the six months ended June 30, 2021 and 2020 respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	Below market leases, net	Below market ground lease	In-place leases
Remainder of 2021	$(10)	$101	$1,472
2022	(43)	203	2,787
2023	6	203	1,921
2024	27	203	1,385
2025	97	203	1,077
2026	190	203	724
Thereafter	2,084	9,433	5,866

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

As of June 30, 2021, the Company had investments in ten unconsolidated entities as follows:

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

Each reporting period, the Company re-analyzes the primary inputs that determine the Contribution Value and the gain or loss for those unconsolidated entities subject to a revaluation.  The following table summarizes the properties contributed to the Company’s unconsolidated entities:

		June 30, 2021
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

(3)	The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

The following tables present combined condensed financial data for the Company’s unconsolidated entities (in thousands):

	June 30, 2021	December 31, 2020
ASSETS
Investment in real estate
Land	$318,540	$318,540
Buildings and improvements	508,408	492,973
Accumulated depreciation	(94,107)	(81,730)
	732,841	729,783
Construction in progress	218,558	222,663
Net investment in real estate	951,399	952,446
Cash and cash equivalents	26,418	16,094
Tenant and other receivables, net	3,031	4,104
Other assets, net	74,995	62,882
Total assets	$1,055,843	$1,035,526

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Mortgage loans payable, net	$34,858	$34,672
Accounts payable, accrued expenses and other liabilities	39,518	48,405
Total liabilities	74,376	83,077

Members' Interest
Additional paid in capital	988,305	964,868
Retained earnings (accumulated deficit)	(6,838)	(12,419)
Total members' interest	981,467	952,449
Total liabilities and members' interest	$1,055,843	$1,035,526

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total revenue	$6,526	$4,976	$14,255	$10,317
Property operating expenses	(2,834)	(1,949)	(5,413)	(4,686)
Depreciation and amortization	(6,563)	(5,192)	(13,044)	(8,879)
Operating loss	(2,870)	(2,165)	(4,201)	(3,248)
Other expenses	(1,676)	(478)	(2,719)	(967)
Net loss	$(4,546)	$(2,643)	$(6,920)	$(4,215)
Equity in loss of unconsolidated entities (1)	$(2,327)	$(1,322)	$(3,489)	$(2,108)

(1)	Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests.  In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity.  This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items.  There were no impairment charges related to the Unconsolidated Properties for the three and six months ended June 30, 2021 and 2020.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the West Hartford JV, the UTC JV, and Tech Ridge JV.  The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities.  Refer to Note 2 for the Company’s accounting policies.  The Company also acted as the development manager for one of the properties in the GGP II JV which entitled the Company to receive certain development fees which ended as of June 30, 2021.  The Company earned $0.3 million and $0.2 million from these services for the three months ended June 30, 2021 and 2020, respectively and $0.4 million and $0.4 million from these services for the six months ended June 30, 2021 2020, respectively.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of June 30, 2021 are approximately as follows:

(in thousands)	June 30, 2021
Remainder of 2021	$44,202
2022	87,019
2023	80,320
2024	76,980
2025	76,247
2026	71,592
Thereafter	356,008
Total	$792,368

The components of lease revenues for the three and six months ended June 30, 2021 and 2020 were as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed rental income	$23,135	$23,151	$45,407	$50,799
Variable rental income	3,222	1,154	12,268	9,219
Total rental income	$26,357	$24,305	$57,675	$60,018

Lessee Disclosures

The Company has one ground lease and multiple corporate office leases which are classified as operating leases.  As of June 30, 2021, and December 31, 2020, the outstanding amount of right-of-use, or ROU, assets were $17.4 million and $18.8 million, respectively.

The Company recorded rent expense related to leased corporate office space of $0.3 million and $0.5 million for the three months ended June 30, 2021 and 2020, respectively. The Company recorded rent expense related to leased corporate office space of $0.7 million and $0.8 million for the six months ended June 30, 2021 and 2020, respectively. Such rent expense is classified within general and administrative expenses on the condensed consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $0.1 million for the three and six months ended June 30, 2021 and 2020. Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations. Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The following table sets forth information related to the measurement of our lease liabilities as of June 30, 2021:

As of June 30, 2021
Weighted average remaining lease term (in years)	10.90
Weighted average discount rate	6.98%
Cash paid for operating leases (in thousands)	$958

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

Future sale-leaseback financing obligations as of June 30, 2021 are approximately as follows:

(in thousands)	June 30, 2021
Remainder of 2021	$723
2022	1,464
2023	1,486
2024	1,508
2025	1,531
2026	1,554
Thereafter	34,022
Interest	(21,680)
Total	$20,608

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

Revenues from the Holdco Master Lease as amended by the Amendment, and the Original Master Lease for the three months ended June 30, 2021 and 2020 are as follows (in thousands and excluding straight-line rental income of $0.0 million and $(3.4) million for the three months ended June 30, 2021 and 2020, respectively, and $0.0 million and $(7.9) million for the six months ended June 30, 2021 and 2020, respectively.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Fixed rental income	$-	$-	$-	$4,288
Variable rental income	-	(420)	4,510	3,419
Total rental income	$-	$(420)	$4,510	$7,707

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

As of June 30, 2021, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

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

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, is required to be guaranteed by all existing and future subsidiaries of the Operating Partnership.  The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Operating Partnership and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement. During 2019, mortgages were recorded on a majority of the Company’s portfolio and during the six months ended June 30, 2021, mortgages were recorded on the remaining unmortgaged properties in all but three locations.

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

As of June 30, 2021, the Company was not in compliance with certain of the financial metrics described above.  As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of June 30, 2021, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement.  As of June 30, 2021 and December 31, 2020, the unamortized balance of the Company’s debt issuance costs were $0.9 million and $1.1 million, respectively.

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

During the three and six months ended June 30, 2021, in accordance with ASC 360-10, Property, Plant and Equipment, the Company recorded impairment losses of $64.5 million and $66.2 million, respectively, on real estate assets which are included in impairment on real estate assets within the condensed consolidated statements of operations. During the three-months ended June 30, 2021, the Company announced an organizational restructuring and in conjunction commenced a portfolio review resulting in the modification of the plan for certain assets. As a result of the foregoing, the Company’s intent, anticipated holding periods and/or projected cash flows with respect to certain assets has evolved. This affected the Company’s view of recoverability of the carrying value of those assets over their respective holding periods. Of the $64.5 million of impairments recorded during the second quarter, approximately $30.6 million resulted from the Company’s decision to monetize additional assets through sales or development joint ventures. Impairment losses of $1.8 million were recognized for the three and six months ended June 30, 2020.

The fair value estimates used to determine the impairment charges were determined primarily by discounted cash flow analyses, market comparable data, and/or third-party appraisals, as applicable. The cash flows utilized in such analyses are comprised of unobservable inputs which include, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates based upon market conditions and future expectations. The capitalization rates and discount rates used in the analysis ranged from 8.0% and 12.0%. Comparable data utilizes comparable sales, listings and sales contracts which are subject to judgment as to comparability to the valued property. Because of these inputs, we have determined that the fair values of these properties are classified within Level 3 of the fair value hierarchy.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and the term loan facility.  The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value.  The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.  As of June 30, 2021 and December 31, 2020, the estimated fair values of the Company’s debt obligations were $1.7 billion and $1.6 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

Under the Original Master Lease and the Holdco Master Lease, Holdco is required to indemnify the Company from certain environmental liabilities at the Wholly Owned Properties before or during the period in which each Wholly Owned Property was leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center.  In addition, an environmental reserve was funded at the closing of the transactions in connection with the Company commencing operations in the amount of approximately $12.0 million.  As of June 30, 2021 and December 31, 2020, the balance of the environmental reserve was approximately $9.5 million and $9.5 million, respectively, and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment.  While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company.  As of June 30, 2021, and December 31, 2020, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings.  Mr. Lampert is also the Chairman of Seritage.

As of June 30, 2021, Mr. Lampert beneficially owned a 23.6% interest in the Operating Partnership and approximately 9.5% of the outstanding Class A common shares.

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

In addition, as of June 30, 2021, the Company had incurred $0.2 million of development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities.  These amounts are included in tenant and other receivables, net on the Company’s condensed consolidated balance sheets.  As of December 31, 2020, the Company had incurred $5.0 million of such development expenditures.

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

As of June 30, 2021, the Company held a 76.4% interest in the Operating Partnership and ESL held a 23.6% interest.  The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of June 30, 2021, 42,795,267 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share. During the six months ended June 30, 2021, 3,811,865 Operating Partnership Units (“OP Units”) were issued and exchanged for an equal number of Class A shares.

Class B Non-Economic Common Shares

As of June 30, 2021, there were no Class B non-economic common shares issued and outstanding.

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

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A common shares during 2021 or 2020.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2021 and 2020:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2021
July 27	September 30	October 15	$0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750
2020
December 17	December 31	January 15, 2021	$0.43750
September 17	September 30	October 15	0.43750
June 9	June 30	July 15	0.43750
February 18	March 31	April 15	0.43750

As previously disclosed, the Company declared a dividend on the Company’s Class A common shares for the first quarter of 2019 and has not declared dividends on the Company’s Class A common shares since that time, based on our Board of Trustees’ assessment of the Company’s investment opportunities and its expectations of taxable income for the remainder of 2021.  The Company intends to, at a minimum, make distributions to its shareholders to comply with the REIT requirements of the Code, which may be satisfied by dividends on the Company’s Series A Preferred Shares.

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator - Basic and Diluted
Net income (loss)	(95,304)	104	(106,237)	(30,871)
Net income attributable to non-controlling interests	22,464	(32)	25,677	10,279
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,450)
Net loss attributable to common shareholders - Basic and diluted	$(74,065)	$(1,153)	$(83,010)	$(23,042)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	42,772	38,634	41,134	37,933
Weighted average Class A common shares outstanding - Basic	42,772	38,634	41,134	37,933
Restricted shares and share units	—	—	—	—
Weighted average Class A common shares outstanding - Diluted	42,772	38,634	41,134	37,933

Net loss per share attributable to Class A common shareholders - Basic	$(1.73)	$(0.03)	$(2.02)	$(0.61)
Net loss per share attributable to Class A common shareholders - Diluted	$(1.73)	$(0.03)	$(2.02)	$(0.61)

No adjustments were made to the numerator for the three and six months ended June 30, 2021 and 2020 because the Company generated a net loss.  During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and six months ended June 30, 2021 and 2020 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of June 30, 2021 and December 31, 2020, there were 178,419 and 157,465 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	157,465	$38.73
Share units granted	189,349	21.39
Restricted shares vested	(143,899)	37.30
Restricted shares forfeited	(24,496)	30.36
Unvested restricted shares at end of period	178,419	22.63

The Company recognized $0.1 million and $0.6 million in compensation expense related to the restricted shares for the three months ended June 30, 2021 and 2020, respectively and $1.0 million and $1.8 million for the six months ended June 30, 2021 and 2020, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of June 30, 2021, there were approximately $3.8 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 2.3 years. As of June 30, 2020, there were approximately $7.3 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 1.9 years.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q.  Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.  We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.  The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

Overview

We are principally engaged in the acquisition, ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States.  As of June 30, 2021, our portfolio consisted of interests in 172 properties totaling approximately 24.9 million square feet of gross leasable area (“GLA”), including 147 wholly owned properties totaling approximately 23.0 million square feet of GLA across 39 states and Puerto Rico (the “Wholly Owned Properties”), and interests in 25 properties totaling approximately 1.9 million square feet of GLA across 13 states that are owned in unconsolidated entities (the “Unconsolidated Properties”).

As of June 30, 2021, the Company does not lease any properties to Holdco under the Holdco Master Lease.

COVID-19 Pandemic

The Coronavirus (“COVID-19”) pandemic has caused and continues to cause significant impacts on the real estate industry in the United States, including the Company’s properties.

As of June 30, 2021, we had collected 96% of rental income for the three and six months ended June 30, 2021, and agreed to defer an additional 2%.  While we intend to enforce our contractual rights under our leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

As a result of the fluidity and uncertainty surrounding this situation, we expect that conditions will change, potentially significantly, in future periods and results for the three and six months ended June 30, 2021 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business results for future periods.  As such, we cannot reasonably estimate the impact of COVID-19 on our financial condition, results of operations or cash flows over the foreseeable future.

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

Comparison of the Three Months Ended June 30, 2021 to the Three Months Ended June 30, 2020

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended June 30, 2021, as compared to the three months ended June 30, 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	$ Change
Revenue
Rental income	$27,595	$21,648	$5,947
Expenses
Property operating	11,286	8,697	2,589
Real estate taxes	9,061	9,384	(323)
Depreciation and amortization	13,328	23,702	(10,374)
General and administrative	11,990	8,644	3,346
Gain on sale of real estate, net	18,097	53,877	(35,780)
Impairment of real estate assets	(64,539)	(1,813)	(62,726)
Interest expense	28,976	22,145	6,831

Rental Income

The following table presents the results for rental income for the three months ended June 30, 2021, as compared to the corresponding period in 2020 (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,
	2021		2020
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears/Kmart	$—	0.0%	$(420)	-1.9%	$420
In-place diversified, non-Sears leases	26,357	95.9%	24,725	114.2%	1,632
Straight-line	1,238	4.5%	(2,695)	-12.4%	3,933
Amortization of the above/below market leases	—	-0.4%	38	0.2%	(38)
Total rental income	$27,595	100.0%	$21,648	100.0%	$5,947

The increase of $0.4 million in Sears or Kmart rental income during 2021 is due to a reversal of rental income recorded in 2020 relating to a reserve against doubtful accounts.

The increase of $1.6 million in diversified tenants rental income during 2021 is primarily due to newly commenced leases at locations formerly occupied by Sears or Kmart, offset by reductions related to properties sold and a reduction to rental revenue record as a result of the Company’s evaluation of collectability of its rental revenue recorded in the second quarter of 2020.

The increase of $3.9 million in straight-line rental income during 2021 was primarily due to (i) the accelerated amortization of straight-line rent receivables as a result of termination activity under the Holdco Master Lease during 2020 and (ii) the commencement of new leases with fixed rent increases.

The decrease of $0.1 million in amortization of above/below market leases during 2021 was due primarily to the termination of certain leases previously acquired by the Company.

Property Operating Expenses and Real Estate Taxes

The increase of $2.6 million in property operating expense for the three months ended June 30, 2021 was due primarily to reduced expenses incurred during the three months ended June 30, 2020 relating to COVID-19 closures, increased expenses at properties for which Sears or Kmart paid such expenses directly, and a decrease in amounts capitalized, partially offset by property sales.

The decrease of $0.3 million in real estate taxes for the three months ended June 30, 2021 was due primarily to asset sales, partially offset by a decrease in amounts capitalized.

Depreciation and Amortization Expenses

The decrease of $10.4 million in depreciation and amortization expenses for the three months ended June 30, 2021 was primarily due to recording accelerated depreciation and amortization expenses for the six months ended June 30, 2020, and lower depreciation expense driven by property sales.

Accelerated amortization results from the recapture of space from, or the termination of space by Holdco.  Such recaptures and terminations are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

General and Administrative Expenses

The increase of $3.3 million in general and administrative expenses for the three months ended June 30, 2021 was driven by increases in severance and restructuring costs, D&O insurance, and salary expenses incurred in 2021.

Gain on Sale of Real Estate, Net

During the three months ended June 30, 2021, the Company sold seven properties and pad sides for aggregate consideration of $80.0 million and recorded gains totaling $18.1 million, which are included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the three months ended June 30, 2021, the Company recognized $64.5 million in impairment on 28 real estate assets, which is included within the condensed consolidated statements of operations.

Interest Expense

The increase of $6.8 million in interest expense for the three months ended June 30, 2021 was driven by mortgage costs being recorded during the period and a decrease in amounts capitalized.

Comparison of the Six Months Ended June 30, 2021 to the Six Months Ended June 30, 2020

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change

Revenue
Rental income	$58,741	$54,758	$3,983
Expenses
Property operating	21,929	18,998	2,931
Real estate taxes	19,216	18,609	607
Depreciation and amortization	26,470	57,799	(31,329)
General and administrative	23,222	18,064	5,158
Gain on sale of real estate, net	42,305	74,665	(32,360)
Impairment of real estate assets	(66,239)	(1,813)	(64,426)
Interest expense	55,126	43,658	11,468

Rental Income

The following table presents the results for rental income for the six months ended June 30, 2021, as compared to the corresponding period in 2020 (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,
	2021		2020
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears or Kmart	$4,510	7.7%	$7,707	14.1%	$(3,197)
In-place diversified, non-Sears leases	53,165	90.5%	52,311	95.5%	854
Straight-line rent	1,028	1.8%	(5,396)	-9.9%	6,424
Amortization of above/below market leases	38	0.1%	136	0.2%	(98)
Total rental income	$58,741	100.0%	$54,758	100.0%	$3,983

The decrease of $3.2 million in Sears or Kmart rental income during 2021 is due to a reduction in the number of properties leased to Sears or Kmart under the Holdco Master Lease, as a result of terminations.  As of March 15, 2021, Sears no longer occupies space at any properties.

The increase of $0.9 million in diversified tenants rental income during 2021 is primarily due to newly commenced leases at locations formerly occupied by Sears or Kmart, offset by reductions related to properties sold and a reduction to rental revenue record as a result of the Company’s evaluation of collectability of its rental revenue recorded in the second quarter of 2020.

The increase of $6.4 million in straight-line rental income during 2021 was primarily due to (i) the reversal in 2020 of previously recorded straight-line rent and (ii) the commencement of new leases with fixed rent increases.

The decrease of $0.1 million in amortization of above/below market leases during 2021 was due primarily to the termination of certain leases previously acquired by the Company.

Property Operating Expenses and Real Estate Taxes

The increase of $2.9 million in property operating expense for the six months ended June 30, 2021 was due primarily to reduced expenses incurred during the six months ended June 30, 2020 relating to COVID-19 closures, increased expenses at properties for which Sears or Kmart paid such expenses directly, and a decrease in amounts capitalized, partially offset by property sales.

The increase of $0.6 million in real estate taxes for the six months ended June 30, 2021 was due primarily to an increase in assessed real estate taxes and a decrease in amounts capitalized, partially offset by asset sales.

Depreciation and Amortization Expenses

The decrease of $31.3 million in depreciation and amortization expenses for the six months ended June 30, 2021 was primarily due to recording accelerated depreciation and amortization expenses for the six months ended June 30, 2020, and lower depreciation expense driven by property sales.

Accelerated amortization results from the recapture of space from, or the termination of space by Holdco.  Such recaptures and terminations are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset. No such amortization was recorded for the six months ended June 30, 2021.

General and Administrative Expenses

The increase of $5.2 million in general and administrative expenses for the six months ended June 30, 2021 was driven by increases in compensation expenses, severance and restructuring costs, insurance premiums and legal fees. This was partially offset by a decrease relating to stock-based compensation.

Gain on Sale of Real Estate, Net

During the six months ended June 30, 2021, the Company sold eleven properties and pad sites for aggregate consideration of $126.9 million and recorded gains totaling $42.3 million, which are included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the six months ended June 30, 2021, the Company recognized $66.2 million in impairment of 29 real estate assets, which is included within the condensed consolidated statements of operations.

Interest Expense

The increase of $11.5 million in interest expense for the six months ended June 30, 2021 was driven by a decrease in amounts capitalized and an increase of costs incurred relating to mortgage recording costs.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures.  Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the six months ended June 30, 2021 and the Company recorded net operating cash outflows of $56.6 million.  Additionally, the Company’s generated investing cash inflows of $56.1 million during the six months ended June 30, 2021, which were driven by asset sales and partially offset by development expenditures.

Obligations are projected to continue to exceed property rental income and we expect to fund such obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement:

•

Sales of Wholly Owned Properties.  As of June 30, 2021, we had sold 79 Wholly Owned Properties, and additional outparcels at certain properties, and generated approximately $718.3 million of gross proceeds since we began our capital recycling program in July 2017.  Subsequent to June 30, 2021, we sold one Wholly Owned Properties for gross proceeds of $3.5 million and, as of August 5, 2021, had entered into contracts to sell additional assets for anticipated gross proceeds of $90.6 million, subject to buyer due diligence and closing conditions;

•

Sales of interests in Unconsolidated Properties.  As of June 30, 2021, we had sold our interests in 15 Unconsolidated Properties and generated approximately $278.1 million of gross proceeds since July 2017.  Certain of our unconsolidated entity agreements also include rights that allow us to sell our interests in select Unconsolidated Properties to our partners at fair market value;

•

New Unconsolidated Entities.  As of June 30, 2021, we had contributed interests in 11 properties to unconsolidated entities, which generated approximately $212.4 million of gross proceeds since July 2017.  Subsequent to June 30, 2021, we contributed interests in 2 properties to unconsolidated entities, which generated approximately $15.9 million of gross proceeds. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;

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

Cash Flows for the six months Ended June 30, 2021 Compared to the six months Ended June 30, 2020

The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2021 and 2020 (in thousands):

	Six Months Ended June 30,
	2021	2020	$ Change
Net cash used in operating activities	$(56,616)	$(18,345)	$(38,271)
Net cash provided by (used in) investing activities	56,099	(36,705)	92,804
Net cash used in financing activities	(2,529)	(2,535)	6

Cash Flows from Operating Activities

Significant components of net cash used in operating activities include:

In 2021, a decrease in rental income and a decrease in accounts payable, accrued expenses and other liabilities, partially offset by a decrease in tenant and other receivables.

Cash Flows from Investing Activities

Significant components of net cash provided by (used in) investing activities include:

−	In 2021, $122.3 million of net proceeds from the sale of real estate offset by development of real estate of ($44.9) million and investments in unconsolidated entities of ($21.3) million; and
−

In 2020, development of real estate and property improvements of ($139.3) million and investments in unconsolidated entities of $(41.1) million, partially offset by $142.5 million of net proceeds from the sale of real estate.

Cash Flows from Financing Activities

Significant components of net cash used in by financing activities include:

−	In 2021, cash payments of preferred dividends, ($2.5) million;
−	In 2020, cash payments of preferred dividends, ($2.5) million.

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A common shares during the six months ended June 30, 2021.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2021 and 2020:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2021
July 27	September 30	October 15	$0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750
2020
December 17	December 31	January 15, 2021	$0.43750
September 17	September 30	October 15	0.43750
June 9	June 30	July 15	0.43750
February 18	March 31	April 15	0.43750

As previously disclosed, the Company declared a dividend on the Company’s Class A common shares for the first quarter of 2019 and has not declared dividends on the Company’s Class A common shares since that time, based on our Board of Trustees’ assessment of the Company’s investment opportunities and its expectations of taxable income for the remainder of 2021.  The Company intends to, at a minimum, make distributions to our shareholders to comply with the REIT requirements of the Code, which may be satisfied by dividends on the Company’s Series A Preferred shares.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities.  As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2020.

Capital Expenditures

During the three and six months ended June 30, 2021 the Company invested $18.1 million and $44.9 million, respectively, in our consolidated development and operating properties and an additional $11.4 million and $21.3 million, respectively, into our unconsolidated joint ventures.

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

During the three and six months ended June 30, 2021, we incurred maintenance capital expenditures of approximately $0.3 million and $0.9 million, respectively, that were not associated with re-tenanting and redevelopment projects.

During the three and six months ended June 30, 2020, we incurred maintenance capital expenditures of approximately $0.7 million and $2.5 million, respectively, that were not associated with re-tenanting and redevelopment projects.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the six months ended June 30, 2021, there were no material changes to these policies.

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

The Company makes certain adjustments to FFO, which it refers to as Company FFO, to account for certain non-cash and non-comparable items, such as termination fee income, severance and restructuring costs, litigation charges, acquisition-related expenses, amortization of deferred financing costs and certain up-front-hiring costs, that it does not believe are representative of ongoing operating results.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
NOI and Total NOI	2021	2020	2021	2020
Net income / (loss)	$(95,304)	$104	$(106,237)	$(30,871)
Termination fee income	—	—	(2,611)	(990)
Management and other fee income	(279)	(171)	(414)	(378)
Depreciation and amortization	13,328	23,702	26,470	57,799
General and administrative expenses	11,990	8,644	23,222	18,064
Equity in loss of unconsolidated entities	2,327	1,322	3,489	2,216
Gain on sale of real estate	(18,097)	(53,877)	(42,305)	(74,665)
Impairment of real estate assets	64,539	1,813	66,239	1,813
Interest and other income	(530)	(141)	(8,154)	(474)
Interest expense	28,976	22,145	55,126	43,658
Provision (benefit) for income taxes	298	26	160	(11)
Straight-line rent	(1,238)	2,694	(1,028)	5,395
Above/below market rental income/expense	102	(39)	63	(136)
NOI	$6,112	$6,222	$14,020	$21,420
Unconsolidated entities
NOI of unconsolidated entities	1,646	1,514	4,083	2,816
Straight-line rent	(168)	(100)	(304)	(271)
Above/below market rental income/expense	(29)	(58)	(62)	(540)
Termination fee income	(9)	(293)	(751)	(293)
Total NOI	$7,553	$7,285	$16,986	$23,132

The following table reconciles FFO and Company FFO to GAAP net loss for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
FFO and Company FFO	2021	2020	2021	2020
Net income / (loss)	$(95,304)	$104	$(106,237)	$(30,871)
Real estate depreciation and amortization (consolidated properties)	12,959	23,201	25,715	56,788
Real estate depreciation and amortization (unconsolidated entities)	3,217	2,597	6,383	4,441
Gain on sale of real estate	(18,097)	(53,877)	(42,305)	(74,665)
Impairment of real estate assets	64,539	1,813	66,239	1,813
Dividends on preferred shares	(1,225)	(1,225)	(2,450)	(2,450)
FFO attributable to common shareholders and unitholders	$(33,911)	$(27,387)	$(52,655)	$(44,944)
Termination fee income	—	—	(2,611)	(990)
Termination fee income (unconsolidated entities)	(9)	(293)	(751)	(293)
Amortization of deferred financing costs	106	105	212	211
Severance and restructuring costs	2,196	425	2,196	425
Mortgage recording costs	2,313	—	2,313	—
Company FFO attributable to common shareholders and unitholders	$(29,305)	$(27,150)	$(51,296)	$(45,591)

FFO per diluted common share and unit	$(0.61)	$(0.49)	$(0.94)	$(0.80)
Company FFO per diluted common share and unit	$(0.52)	$(0.49)	$(0.92)	$(0.82)

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	42,772	38,634	41,134	37,933
Weighted average OP units outstanding	13,191	17,255	14,802	17,916
Weighted average common shares and units outstanding	55,963	55,889	55,936	55,849

Item 3.	Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2020 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SERITAGE GROWTH PROPERTIES

Dated: August 9, 2021	/s/ Andrea Olshan
	By:	Andrea Olshan
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2021	/s/ Amanda Lombard
	By:	Amanda Lombard
Chief Financial Officer (Principal Financial and Accounting Officer)