Form 10-Q
period 2021-09-30
Seritage Growth Properties
filed 2021-11-04
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of October 29, 2021, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	43,631,345
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Investment in real estate
Land	$516,488	$592,770
Buildings and improvements	999,343	1,107,532
Accumulated depreciation	(159,347)	(142,206)
	1,356,484	1,558,096
Construction in progress	390,443	352,776
Net investment in real estate	1,746,927	1,910,872
Real estate held for sale	12,273	1,864
Investment in unconsolidated entities	464,244	457,033
Cash and cash equivalents	153,378	143,728
Restricted cash	7,150	6,526
Tenant and other receivables, net	27,499	46,570
Lease intangible assets, net	15,970	18,595
Prepaid expenses, deferred expenses and other assets, net	67,265	63,755
Total assets (1)	$2,494,706	$2,648,943

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term Loan Facility, net	$1,599,226	$1,598,909
Sales-leaseback financing obligations	20,613	20,425
Accounts payable, accrued expenses and other liabilities	123,178	146,882
Total liabilities (1)	1,743,017	1,766,216

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 43,631,345 and 38,896,428 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	436	389
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of September 30, 2021 December 31, 2020; liquidation preference of $70,000	28	28
Additional paid-in capital	1,240,311	1,177,260
Accumulated deficit	(625,491)	(528,637)
Total shareholders' equity	615,284	649,040
Non-controlling interests	136,405	233,687
Total equity	751,689	882,727
Total liabilities and shareholders' equity	$2,494,706	$2,648,943

(1) The Company's condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The condensed consolidated balance sheets, as of September 30, 2021, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(0.9) million of accumulated depreciation and $4.3 million of other assets included in other line items. The Company's condensed consolidated balance sheets as of December 31, 2020, do not include assets and liabilities of consolidated variable interest entities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
REVENUE
Rental income	$28,819	$33,966	$87,560	$88,724
Management and other fee income / (expense)	184	(259)	598	119
Total revenue	29,003	33,707	88,158	88,843
EXPENSES
Property operating	11,585	11,154	33,514	30,152
Real estate taxes	8,542	9,487	27,758	28,096
Depreciation and amortization	13,159	23,647	39,629	81,446
General and administrative	8,780	11,203	32,002	29,267
Total expenses	42,066	55,491	132,903	168,961
Gain / (loss) on sale of real estate, net	22,774	(14,706)	65,079	59,959
Impairment of real estate assets	(3,814)	(14,594)	(70,053)	(16,407)
Equity in loss of unconsolidated entities	(5,535)	(335)	(9,024)	(2,551)
Interest and other income	48	1,986	8,202	2,460
Interest expense	(26,721)	(22,742)	(81,847)	(66,400)
Loss before taxes	(26,311)	(72,175)	(132,388)	(103,057)
Provision for taxes	(38)	(226)	(198)	(215)
Net loss	(26,349)	(72,401)	(132,586)	(103,272)
Net loss attributable to non-controlling interests	5,815	22,348	31,492	32,627
Net loss attributable to Seritage	$(20,534)	$(50,053)	$(101,094)	$(70,645)
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net loss attributable to Seritage common shareholders	$(21,759)	$(51,278)	$(104,769)	$(74,320)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(0.50)	$(1.33)	$(2.50)	$(1.95)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(0.50)	$(1.33)	$(2.50)	$(1.95)
Weighted average Class A common shares outstanding - Basic	43,631	38,645	41,976	38,172
Weighted average Class A common shares outstanding - Diluted	43,631	38,645	41,976	38,172

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Class B Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2020	36,897	$369	1,243	$12	2,800	$28	$1,149,721	$(418,711)	$311,951	$1,043,370
Net loss	—	—	—	—	—	—	—	(70,645)	(32,627)	(103,272)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	—	—	(3,675)	—	(3,675)
Vesting of restricted share units	98	1	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	3,372	—	—	3,372
Share class surrenders (1,242,536 common shares)	—	—	(1,243)	(12)	—	—	12	—	—	—
OP Units exchanges (1,650,000 units)	1,650	16	—	—	—	—	26,623	—	(26,639)	—
Balance at September 30, 2020	38,645	$386	—	—	$2,800	$28	$1,179,727	$(493,031)	$252,685	$939,795

Balance at January 1, 2021	38,896	$389	—	$—	2,800	$28	$1,177,260	$(528,637)	$233,687	$882,727
Net loss	—	—	—	—	—	—	—	(101,094)	(31,492)	(132,586)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	—	—	(3,675)	—	(3,675)
Vesting of restricted share units	87	1	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	1,263	—	—	1,263
OP Unit exchanges (4,647,943 units)	4,648	46	—	—	—	—	61,789	—	(61,835)	—
Contributions to consolidated variable interest entities	—		—	—	—	—	—	7,915	(3,955)	3,960
Balance at September 30, 2021	43,631	$436	—	$—	2,800	$28	$1,240,311	$(625,491)	$136,405	$751,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Class B Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at July 1, 2020	38,645	$386	—	$—	2,800	$28	$1,178,268	$(441,753)	$275,033	1,011,962
Net loss	—	—	—	—	—	—	—	(50,053)	(22,348)	(72,401)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	—	—	—	—	—	—	—	—	—	-
Share-based compensation	—	—	—	—	—	—	1,459	—	—	1,459
Balance at September 30, 2020	38,645	$386	—	$—	2,800	$28	$1,179,727	$(493,031)	$252,685	$939,795

Balance at July 1, 2021	42,795	$428	—	$—	2,800	$28	$1,230,009	$(611,647)	$156,071	774,889
Net loss	—	—	—	—	—	—	—	(20,534)	(5,815)	(26,349)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	—	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	414	—	—	414
OP Unit exchanges (836,078 units)	836	8	—	—	—	—	9,888	—	(9,896)	—
Contributions to consolidated variable interest entities	—	—	—	—	—	—	—	7,915	(3,955)	3,960
Balance at September 30, 2021	43,631	$436	—	$—	2,800	$28	$1,240,311	$(625,491)	$136,405	$751,689

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(132,586)	$(103,272)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	9,024	2,551
Distributions from unconsolidated entities	141	93
Gain on sale of real estate, net	(65,079)	(59,959)
Impairment of real estate assets	70,053	16,407
Share-based compensation	1,225	3,179
Depreciation and amortization	39,629	81,446
Amortization of deferred financing costs	317	316
Amortization of above and below market leases, net	111	(1,677)
Straight-line rent adjustment	(2,033)	3,621
Interest on sale-leaseback financing obligations	188	—
Change in operating assets and liabilities
Tenants and other receivables	7,156	6,315
Prepaid expenses, deferred expenses and other assets	(8,165)	(3,627)
Accounts payable, accrued expenses and other liabilities	(5,547)	29,307
Net cash (used in) operating activities	(85,566)	(25,300)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(31,722)	(50,660)
Distributions from unconsolidated entities	9,913	1,150
Net proceeds from sale of real estate	195,183	234,777
Development of real estate	(77,554)	(194,964)
Net cash provided by (used in) investing activities	95,820	(9,697)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale-leaseback financing obligations	—	20,416
Purchase of shares related to stock grant recipients' tax withholdings	(262)	(85)
Preferred dividends paid	(3,675)	(3,675)
Contributions from noncontrolling interests in to consolidated VIEs	3,957	—
Net cash provided by financing activities	20	16,656
Net increase / (decrease) in cash and cash equivalents	10,274	(18,341)
Cash and cash equivalents, and restricted cash, beginning of period	150,254	139,260
Cash and cash equivalents, and restricted cash, end of period	$160,528	$120,919

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2021	2020
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$143,728	$139,260
Restricted cash at beginning of period	6,526	—
Cash and cash equivalents and restricted cash at beginning of period	150,254	139,260

Cash and cash equivalents at end of period	$153,378	$118,227
Restricted cash at end of period	7,150	2,692
Cash and cash equivalents and restricted cash at end of period	160,528	120,919

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$86,321	$85,555
Capitalized interest	8,759	22,215
Income taxes paid	198	256
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$34,260	$45,091
Preferred dividends declared and unpaid	1,225	1,225
Transfer to / (from) real estate assets held for sale	(1,864)	2,915
Recording / (removal) of right of use assets	(983)	1,598
(Recording) / removal of lease liabilities	983	(1,598)

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

Seritage is principally engaged in the ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States. As of September 30, 2021, the Company’s portfolio consisted of interests in 170 properties comprised of approximately 10.0 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 4.0 million of which is held by unconsolidated entities (the “Unconsolidated Properties”), approximately 600 acres held for or under development and approximately 10.0 million square feet or approximately 850 acres to be disposed of.

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

As of September 30, 2021, the Company did not have any remaining properties leased to Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments Inc., or Sears Holdings after giving effect to the termination of the remaining five Consolidated Properties, which were completed on March 15, 2021, as further described in Note 5, Leases.

COVID-19 Pandemic

The Coronavirus (“COVID-19”) pandemic has caused and continues to cause significant impacts on the real estate industry in the United States, including the Company’s properties.

As a result of the development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions may change, potentially significantly, in future periods and results for the three and nine months ended September 30, 2021 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

As of September 30, 2021, the Company had collected 97% of rental income for the three and nine months ended September 30, 2021 and agreed to defer an additional 1%. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the nine months ended September 30, 2021 and the Company recorded net operating cash outflows of $85.6 million. Additionally, the Company generated investing cash inflows of $95.8 million during the nine months ended September 30, 2021, which were driven by asset sales and partially offset by development expenditures.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, cash on hand, and sales of Consolidated Properties, subject to any approvals, that may be required under the Company’s Term Loan Facility, as described in Note 6, Debt. Management has determined that it is probable its plans will be effectively implemented within one year after the date the condensed consolidated financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s Obligations and development expenditures.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2020. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three and nine months ended September 30, 2021 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of September 30, 2021, the Company consolidates two VIEs in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entities, specifically surrounding the development plan. As of September 30, 2021 and December 31, 2021, the Company has several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

As of September 30, 2021, the Company holds a 77.9% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership. The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. The Company consolidates its interest in the Operating Partnership. The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the condensed consolidated balance sheets.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

Certain prior period amounts, if any, have been reclassified to conform to the current period's presentation.

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

Depreciation of real estate assets, excluding land, is recognized on a straight-line basis over their estimated useful lives which generally range between:

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

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received. Consideration consists of cash proceeds received and in certain circumstances, non-cash consideration which is typically in the form of equity and is reported in equity in loss of unconsolidated entities on the Company’s condensed consolidated statements of operations. Refer to Note 4 for more information on the Company’s unconsolidated entity transactions.

The following table summarizes our gain on sale of real estate, net during the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contributions to unconsolidated entities
Gross proceeds	$—	$27.0	$—	$27.0
(Loss) gain on sale of real estate, net	—	(1.5)	—	(1.5)

Dispositions to third parties
Gross proceeds	$76.8	$62.8	$203.7	$221.7
Gain on sale of real estate, net (1)	22.8	16.8	65.1	91.5

Total gains on contributions and dispositions, net	$22.8	$15.3	$65.1	$90.0

(1) Excludes loss of $30.0 million related to the revaluation of Mark 302 JV to adjust the gain from $38.8 million to $8.8 million as further described in Note 4 below.

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

As of September 30, 2021, one property was classified as held for sale with assets of $12.3 million and no liabilities, and, as of December 31, 2020, one property was classified as held for sale with assets of $1.9 million and no liabilities.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions which include macroeconomic conditions, that the value of the Company’s investments in unconsolidated entities may be impaired. An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value. No such impairment losses were recognized for the three and nine months ended September 30, 2021 and 2020.

Restricted Cash

As of September 30, 2021, restricted cash represents cash collateral for a letter of credit.

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

The Company recorded a reduction to rental income of $0.5 million and $2.3 million during the three months ended September 30, 2021 and 2020, respectively, as a result of the Company’s evaluation of collectability, and the Company recorded an increase to rental income of $0.1 million and a reduction to rental income of $6.1 million during the nine months ended September 30, 2021 and 2020, respectively. In addition, the Company recorded a reduction of income of previously recorded straight-line rent of $0.4 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. No adjustments were recorded to straight-line rent for the three months ended September 30, 2020. Straight-line rent reversals of $4.7 million were recorded for the nine months ended September 30, 2020. During the three and nine months ended September 30, 2021, the Company recorded a reduction to rental income of $0.4 million and an increase to rental income of $0.2 million related to the allowance for deferral agreements.

Due to the COVID-19 pandemic, the Company has entered into amendments to existing leases with certain tenants (the “Rent Deferral Agreements”), that provide for the deferral of all or some portion of rental payments due during the period which such tenant was affected by the COVID-19 pandemic (“Deferred Rent”). The Rent Deferral Agreements typically provide for repayment of the Deferred Rent within six to 12 months following the end of the rent deferral period and, in many instances, waive certain other conditions in favor of the Company while Deferred Rent is outstanding. Deferred Rent generally becomes immediately due and payable under the Rent Deferral Agreements if the tenant does not make the minimum contractual payments or otherwise defaults on the lease. We recognize lease concessions related to the COVID-19 pandemic such as rent deferrals and abatements in accordance with the Lease Modification Q&A issued by the Financial Standards Accounting Board, (“FASB”), in April 2020, which provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. As a result, the Company has not adjusted accrued rental revenues or the portion of accrued rental revenues related to the straight-line method for the portion which has been deferred. When the Deferred Rents are repaid, the Company will relieve the accrual in tenant and other receivables.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of September 30, 2021, the Company has one tenant that comprises 13.1% of annualized based rent, with no other tenants exceeding 10.0% of annualized based rent. The Company’s portfolio of 146 Consolidated Properties and 24 Unconsolidated Properties was diversified by location across 38 states and Puerto Rico.

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

Recently Issued Accounting Pronouncements

The Company has not adopted any Accounting Standards Updates (“ASUs”) issued by the FASB during the three and nine months ended September 30, 2021. Any other recently issued accounting standards or pronouncements not disclosed have been excluded as they either are not applicable to the Company, or they are not expected to have a material effect on the condensed consolidated financial statements of the Company.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases, above-market leases and below-market ground leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidate balance sheets), net of accumulated amortization, as of September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$32,571	$(18,113)	$14,458
Above-market leases, net	3,925	(2,413)	1,512
Total	$36,496	$(20,526)	$15,970

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$6,626	$(2,765)	$3,861
Total	$6,626	$(2,765)	$3,861

December 31, 2020
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$73,169	$(56,369)	$16,800
Above-market leases, net	4,139	(2,344)	1,795
Total	$77,308	$(58,713)	$18,595

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$6,626	$(2,440)	$4,186
Total	$6,626	$(2,440)	$4,186

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1 million and $1.5 million for the three and nine months ended September 30, 2021 and 2020, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021 and 2020, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $0.8 million and $11.0 million for the three months ended September 30, 2021 and 2020, respectively and $2.4 million and $42.0 million for the nine months ended September 30, 2021 and 2020 respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
Remainder of 2021	$(13)	$51	$699
2022	(43)	203	2,787
2023	6	203	1,921
2024	27	203	1,385
2025	97	203	1,077
2026	190	203	724
Thereafter	2,084	9,433	5,866

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

As of September 30, 2021, the Company had investments in ten unconsolidated entities as follows:

		Seritage %	# of	Total
Unconsolidated Entities	Entity Partner(s)	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	3	402,900
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	3	474,100
MS Portfolio LLC ("Macerich JV")	The Macerich Company	50.0%	7	1,266,600
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	5	872,200
Mark 302 JV LLC ("Mark 302 JV")	An investment fund managed by Invesco Real Estate	50.0%	1	103,000
SI UTC LLC ("UTC JV")	A separate account advised by Invesco Real Estate	50.0%	1	226,200
SF WH Joint Venture LLC ("West Hartford JV")	An affiliate of First Washington Realty	50.0%	1	163,700
GGCAL SRG HV LLC ("Cockeysville JV")	An affiliate of Greenberg Gibbons	50.0%	1	160,200
Tech Ridge JV Holding LLC ("Tech Ridge JV")	An affiliate of RD Management	50.0%	1	—
J&J Baldwin Park LLC ("Carson Investment")	An affiliate of NewMark Merrilll Companies and other entities	20.0%	1	182,200
			24	3,851,100

The Company has contributed certain properties to unconsolidated entities in exchange for equity interests in those unconsolidated entities. The contribution of property to unconsolidated entities is accounted for as a sale of real estate and the Company recognizes the gain or loss on the sale (the “Gain (Loss)”) based upon the transaction price attributed to the property at the closing of the unconsolidated entities transaction (the “Contribution Value”). The Gain or (Loss) is included in gain on sale of real estate on the condensed consolidated statements of operations.

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

		September 30, 2021
Unconsolidated Entities	Contribution Date	Contribution Value	Gain (Loss)
2018
Mark 302 JV (1)	March 20, 2018	$60.0	$8.8
2019
Cockeysville JV (2)	March 29, 2019	$12.5	$3.8
Tech Ridge JV (3)	September 27, 2019	3.0	0.1

(1)
The Mark 302 JV was subject to a revaluation which resulted in the Company adjusting the Contribution Value down to $60.0 million and reduced the Gain (Loss) by $30.0 million. As of September 30, 2021, the amended determination date, there has been no change to the adjusted Contribution Value and the final Contribution Value is $60.0 million.
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

The following tables present combined condensed financial data for the Company’s unconsolidated entities (in thousands):

	September 30, 2021	December 31, 2020
ASSETS
Investment in real estate
Land	$318,540	$318,540
Buildings and improvements	505,793	492,973
Accumulated depreciation	(90,454)	(81,730)
	733,879	729,783
Construction in progress	216,479	222,663
Net investment in real estate	950,358	952,446
Cash and cash equivalents	25,881	16,094
Investment in unconsolidated entities	47,184	24,686
Tenant and other receivables, net	2,544	4,104
Other assets, net	35,789	38,196
Total assets	$1,061,756	$1,035,526

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Mortgage loans payable, net	$52,942	$34,672
Accounts payable, accrued expenses and other liabilities	34,771	48,405
Total liabilities	87,713	83,077

Members' Interest
Additional paid in capital	989,811	964,868
Retained earnings (accumulated deficit)	(15,768)	(12,419)
Total members' interest	974,043	952,449
Total liabilities and members' interest	$1,061,756	$1,035,526

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenue	$5,354	$5,273	$18,904	$15,590
Property operating expenses	(2,969)	(2,270)	(8,382)	(6,956)
Depreciation and amortization	(8,094)	(2,562)	(21,137)	(11,441)
Operating income / (loss)	(5,709)	441	(10,615)	(2,807)
Other expenses	(1,195)	(1,093)	(3,205)	(2,060)
Loss on disposition of real estate	(4,171)	—	(4,171)	—
Net loss	$(11,075)	$(652)	$(17,991)	$(4,867)
Equity in loss of unconsolidated entities (1)	$(5,535)	$(335)	$(9,024)	$(2,551)

(1)
Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. There were no impairment charges related to the Unconsolidated Properties for the three and nine months ended September 30, 2021 and 2020.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the West Hartford JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. Refer to Note 2 for the Company’s accounting policies. The Company also acted as the development manager for one of the properties in the GGP II JV which entitled the Company to receive certain development fees which ended as of September 30, 2021. The Company earned $0.2 million and reversed $0.3 million from these services for the three months ended September 30, 2021 and 2020, respectively and $0.6 million and $0.1 million from these services for the nine months ended September 30, 2021 and 2020, respectively.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of September 30, 2021 are approximately as follows:

(in thousands)	September 30, 2021
Remainder of 2021	$22,510
2022	85,443
2023	78,755
2024	75,545
2025	74,753
2026	69,768
Thereafter	337,480
Total	$744,254

The components of lease revenues for the three and nine months ended September 30, 2021 and 2020 were as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed rental income	$23,160	$19,675	$68,567	$70,474
Variable rental income	4,652	10,976	16,921	20,195
Total rental income	$27,812	$30,651	$85,488	$90,669

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of September 30, 2021, and December 31, 2020, the outstanding amount of right-of-use, or ROU, assets were $17.2 million and $18.8 million, respectively.

The Company recorded rent expense related to leased corporate office space of $0.3 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively. The Company recorded rent expense related to leased corporate office space of $1.0 million and $1.3 million for the nine months ended September 30, 2021 and 2020, respectively. Such rent expense is classified within general and administrative expenses on the condensed consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $0.1 million for the three and nine months ended September 30, 2021 and 2020. Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The following table sets forth information related to the measurement of our lease liabilities as of September 30, 2021:

September 30, 2021
Weighted average remaining lease term (in years)	10.40
Weighted average discount rate	6.98%
Cash paid for operating leases (in thousands)	$1,432

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

Future sale-leaseback financing obligations as of September 30, 2021 are approximately as follows:

(in thousands)	September 30, 2021
Remainder of 2021	$363
2022	1,464
2023	1,486
2024	1,508
2025	1,531
2026	1,554
Thereafter	34,022
Interest	(21,315)
Total	$20,613

Original Master Lease and Holdco Master Lease

On February 28, 2019, the Company and certain affiliates of Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., executed the Holdco Master Lease (the “Holdco Master Lease”) which became effective on March 12, 2019 when the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) issued an order approving the rejection of the Original Master Lease. The Company analyzed this transaction under applicable accounting guidance and determined that the termination of the Original Master Lease and entering into the Holdco Master Lease should be accounted for as a modification. The Holdco Master Lease provided the Company with the right to recapture the space occupied by the tenant at all properties (other than five specified properties) and the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of parking areas and common areas. Under the terms of the Holdco Master Lease, Holdco had the right, at any time, to terminate the Holdco Master Lease with respect to any property upon the payment of a termination fee equal to one year of base rent plus annual taxes and other operating expenses. Sears Holdings exercised termination rights with respect to 87 properties under the Original Master Lease prior to its rejection on March 12, 2019 and Holdco exercised termination rights with respect to all remaining properties under the Holdco Master Lease during the year ended December 31, 2020, with the remaining five properties effective in March 2021.

Revenues from the Holdco Master Lease as amended by the Amendment, and the Original Master Lease for the three months ended September 30, 2021 and 2020 are as follows (in thousands) and excluding straight-line rental income of $0.0 million and $0.0 million for the three months ended September 30, 2021 and 2020, respectively, and $0.0 million and $(7.9) million for the nine months ended September 30, 2021 and 2020, respectively.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Fixed rental income	$—	$—	$—	$4,288
Variable rental income	—	5,997	4,510	9,416
Total rental income	$—	$5,997	$4,510	$13,704

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

As of September 30, 2021, the aggregate principal amount outstanding under the Term Loan Facility was $1.6 billion.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to signed not yet open leases (“SNO Leases”) expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement dated May 5, 2020 (as further described below). As of September 30, 2021, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, is required to be guaranteed by all existing and future subsidiaries of the Operating Partnership. The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Operating Partnership and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement. During 2019, mortgages were recorded on a majority of the Company’s portfolio and during the nine months ended September 30, 2021, mortgages were recorded on the remaining unmortgaged properties in all but three locations.

The Term Loan Facility includes certain financial metrics to govern springing collateral requirements and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending September 30, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending September 30, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics limits the Company’s ability to dispose of assets via sale or joint venture and triggers the springing mortgage and collateral requirements but will not result in an event of default. The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of September 30, 2021, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of September 30, 2021, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement. As of September 30, 2021 and December 31, 2020, the unamortized balance of the Company’s debt issuance costs were $0.8 million and $1.1 million, respectively.

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

During the three and nine months ended September 30, 2021, in accordance with ASC 360-10, Property, Plant and Equipment, the Company recorded impairment losses of $3.8 million and $70.1 million, respectively, on real estate assets which are included in impairment on real estate assets within the condensed consolidated statements of operations. In the second quarter of 2021, the Company announced an organizational restructuring and in conjunction commenced a portfolio review resulting in the modification of the plan for certain assets. As a result of the foregoing, the Company’s intent, anticipated holding periods and/or projected cash flows with respect to certain assets has evolved. This affected the Company’s view of recoverability of the carrying value of those assets over their respective holding periods. Of the $64.5 million of impairments recorded during the second quarter, approximately $30.6 million resulted from the Company’s decision to monetize additional assets through sales or development joint ventures. The $3.8 million of impairment losses recorded during the three months ended September 30, 2021 relate to five properties, which are being marketed for sale. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities. Impairment losses of $14.6 million and $16.4 million were recognized for the three and nine months ended September 30, 2020, respectively.

The fair value estimates used to determine the impairment charges were determined primarily by discounted cash flow analyses, market comparable data, and/or third-party appraisals, as applicable. The cash flows utilized in such analyses are comprised of unobservable inputs which include, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates based upon market conditions and future expectations. The capitalization rates and discount rates used in the analysis ranged from 6.0% and 12.0%. Comparable data utilizes comparable sales, listings, sales contracts and letters of intent which are subject to judgment as to comparability to the valued property. Because of these inputs, we have determined that the fair values of these properties are classified within Level 3 of the fair value hierarchy.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and the term loan facility. The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of September 30, 2021 and December 31, 2020, the estimated fair values of the Company’s debt obligations were $1.7 billion and $1.6 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

Under the Original Master Lease and the Holdco Master Lease, Holdco is required to indemnify the Company from certain environmental liabilities at the Consolidated Properties before or during the period in which each Consolidated Property was leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center. In addition, an environmental reserve was funded at the closing of the transactions in connection with the Company commencing operations in the amount of approximately $12.0 million. As of September 30, 2021 and December 31, 2020, the balance of the environmental reserve was approximately $9.5 million and $9.5 million, respectively, and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company. As of September 30, 2021, and December 31, 2020, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings. Mr. Lampert is also the Chairman of Seritage.

As of September 30, 2021, Mr. Lampert beneficially owned a 22.1% interest in the Operating Partnership and approximately 9.3% of the outstanding Class A common shares.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, were parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease (see Note 5).

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

In addition, as of September 30, 2021, the Company had incurred $0.2 million of development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities. These amounts are included in tenant and other receivables, net on the Company’s condensed consolidated balance sheets. As of December 31, 2020, the Company had incurred $5.0 million of such development expenditures.

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

As of September 30, 2021, the Company held a 77.9% interest in the Operating Partnership and ESL held a 22.1% interest. The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of September 30, 2021, 43,631,345 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share. During the nine months ended September 30, 2021, 4,647,943 Operating Partnership Units (“OP Units”) were issued and exchanged for an equal number of Class A shares.

Class B Non-Economic Common Shares

As of September 30, 2021, there were no Class B non-economic common shares issued and outstanding.

Series A Preferred Shares

In December 2017, the Company issued 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share. The Company received net proceeds from the offering of approximately $66.4 million, after deducting payment of the underwriting discount and offering expenses.

The Company may not redeem the Series A Preferred Shares before December 14, 2022, except to preserve its status as a REIT or upon the occurrence of a Change of Control, as defined in the trust agreement addendum designating the Series A Preferred Shares. On and after December 14, 2022, the Company may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, the Company may redeem any or all of the Series A Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company redeems or otherwise repurchases them or they are converted.

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A common shares during 2021 or 2020.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2021 and 2020:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750
2020
December 17	December 31	January 15, 2021	$0.43750
September 17	September 30	October 15	0.43750
June 9	June 30	July 15	0.43750
February 18	March 31	April 15	0.43750

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator - Basic and Diluted
Net loss	(26,349)	(72,401)	(132,586)	(103,272)
Net loss attributable to non-controlling interests	5,815	22,348	31,492	32,627
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net loss attributable to common shareholders - Basic and diluted	$(21,759)	$(51,278)	$(104,769)	$(74,320)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	43,631	38,645	41,976	38,172
Weighted average Class A common shares outstanding - Basic	43,631	38,645	41,976	38,172
Restricted shares and share units	—	—	—	—
Weighted average Class A common shares outstanding - Diluted	43,631	38,645	41,976	38,172

Net loss per share attributable to Class A common shareholders - Basic	$(0.50)	$(1.33)	$(2.50)	$(1.95)
Net loss per share attributable to Class A common shareholders - Diluted	$(0.50)	$(1.33)	$(2.50)	$(1.95)

No adjustments were made to the numerator for the three and nine months ended September 30, 2021 and 2020 because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and nine months ended September 30, 2021 and 2020 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of September 30, 2021 and December 31, 2020, there were 169,768 and 157,465 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the nine months ended September 30, 2021:

	Nine Months Ended September 30,
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	157,465	$38.73
Share units granted	189,349	21.39
Restricted shares vested	(143,899)	37.30
Restricted shares forfeited	(33,147)	29.65
Unvested restricted shares at end of period	169,768	22.38

The Company recognized $0.4 million and $1.4 million in compensation expense related to the restricted shares for the three months ended September 30, 2021 and 2020, respectively and $1.5 million and $3.2 million for the nine months ended September 30, 2021 and 2020, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of September 30, 2021, there were approximately $3.2 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 2.1 years. As of September 30, 2020, there were approximately $5.7 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 1.7 years.

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

Overview

We are principally engaged in the ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States. As of September 30, 2021, our portfolio consisted of interests in 170 properties comprised of approximately 10.0 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 4.0 million of which is held by unconsolidated entities (the “Unconsolidated Properties”), approximately 600 acres held for or under development and approximately 10.0 million square feet or approximately 850 acres to be disposed of.

In the second quarter of 2021, we announced an organizational restructuring and in conjunction commenced a portfolio review resulting in the modification of the plan for certain assets. We continue to evaluate our strategy and at this time, we expect to reposition our portfolio into three business lines: residential developments, premier mixed-use assets, and multi-tenant retail destinations.

COVID-19 Pandemic

The Coronavirus (“COVID-19”) pandemic has caused and continues to cause significant impacts on the real estate industry in the United States, including the Company’s properties.

As a result of the development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions may change, potentially significantly, in future periods and results for the three and nine months ended September 30, 2021 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

As of September 30, 2021, we had collected 97% of rental income for the three and nine months ended September 30, 2021, and agreed to defer an additional 1%. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

Impairment of real estate assets and investments in unconsolidated entities

In the second quarter of 2021, we announced an organizational restructuring and in conjunction commenced a portfolio review resulting in the modification of the plan for certain assets. As a result of the foregoing, our intent, anticipated holding periods and/or projected cash flows with respect to certain assets evolved. This affected our view of recoverability of the carrying value of those assets over their respective holding periods. We have recognized $70.1 million of impairment losses in the nine months ended September 31, 2021, which are included in impairment on real estate assets within the condensed consolidated statements of operations, in part as a result of this portfolio review. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

Comparison of the Three Months Ended September 30, 2021 to the Three Months Ended September 30, 2020

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	$ Change
Revenue
Rental income	$28,819	$33,966	$(5,147)
Expenses
Property operating	11,585	11,154	431
Real estate taxes	8,542	9,487	(945)
Depreciation and amortization	13,159	23,647	(10,488)
General and administrative	8,780	11,203	(2,423)
Gain / (loss) on sale of real estate, net	22,774	(14,706)	37,480
Impairment of real estate assets	3,814	14,594	(10,780)
Interest expense	26,721	22,742	3,979

Rental Income

The following table presents the results for rental income for the three months ended September 30, 2021, as compared to the corresponding period in 2020 (in thousands):

	Three Months Ended September 30,		Three Months Ended September 30,
	2021		2020
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears/Kmart	$—	0.0%	$5,997	17.7%	$(5,997)
In-place diversified, non-Sears leases	27,812	96.5%	24,654	72.6%	3,158
Straight-line rent	1,004	3.5%	1,775	5.2%	(771)
Amortization of the above/below market leases	3	0.0%	1,540	4.5%	(1,537)
Total rental income	$28,819	100.0%	$33,966	100.0%	$(5,147)

The decrease of $6.0 million in Sears or Kmart rental income during 2021 is due to the termination of the Holdco Master Lease in 2020. As of March 15, 2021, Sears no longer occupies any space in the portfolio.

The increase of $3.2 million in diversified tenants rental income during 2021 is primarily due to newly commenced leases, offset by reductions related to properties sold and a reduction to rental revenue record as a result of the Company’s evaluation of collectability of its rental revenue recorded in the third quarter of 2020.

The decrease of $0.8 million in straight-line rental income during 2021 was primarily due to (i) properties sold after the third quarter of 2020 and (ii) reserves for cash basis tenants.

The decrease of $1.5 million in amortization of above/below market leases during 2021 was due primarily to the termination of certain leases previously acquired by the Company.

Property Operating Expenses and Real Estate Taxes

The increase of $0.4 million in property operating expense for the three months ended September 30, 2021 was due primarily to an increase in utilities costs for spaces previously occupied by Holdco, insurance and management fees incurred, offset by a reduction in expenses related to sold properties and a decrease in property repair costs.

The decrease of $0.9 million in real estate taxes for the three months ended September 30, 2021 was due primarily to asset sales, lower tax assessments and was partially offset by a decrease in amounts capitalized.

Depreciation and Amortization Expenses

The decrease of $10.5 million in depreciation and amortization expenses for the three months ended September 30, 2021 was primarily due to recording accelerated amortization attributable to certain lease intangible assets for the three months ended September 30, 2020, and lower depreciation expense driven by property sales.

Accelerated amortization results from the recapture of space from, or the termination of space, by Holdco. Such recaptures and terminations are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

General and Administrative Expenses

The decrease of $2.4 million in general and administrative expenses for the three months ended September 30, 2021 was driven by reductions in legal fees related to our litigation, stock-based compensation and salary expenses. This was partially offset by a $2.9 million increase in severance expenses and restructuring costs during the three months ended September 30, 2021.

Gain on Sale of Real Estate, Net

During the three months ended September 30, 2021, the Company sold three properties and pad sites for aggregate consideration of $76.9 million and recorded gains totaling $22.8 million, which are included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the three months ended September 30, 2021, the Company recognized $3.8 million in impairment on 5 real estate assets, which is included within the condensed consolidated statements of operations.

Interest Expense

The increase of $4.0 million in interest expense for the three months ended September 30, 2021 was driven by a decrease in amounts capitalized.

Comparison of the Nine Months Ended September 30, 2021 to the Nine Months Ended September 30, 2020

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change

Revenue
Rental income	$87,560	$88,724	$(1,164)
Expenses
Property operating	33,514	30,152	3,362
Real estate taxes	27,758	28,096	(338)
Depreciation and amortization	39,629	81,446	(41,817)
General and administrative	32,002	29,267	2,735
Gain on sale of real estate, net	65,079	59,959	5,120
Impairment of real estate assets	70,053	16,407	53,646
Interest expense	81,847	66,400	15,447

Rental Income

The following table presents the results for rental income for the nine months ended September 30, 2021, as compared to the corresponding period in 2020 (in thousands):

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021		2020
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears or Kmart	$4,510	5.2%	$13,302	15.0%	$(8,792)
In-place diversified, non-Sears leases	80,978	92.5%	77,367	87.2%	3,611
Straight-line rent / (expense)	2,033	2.3%	(3,621)	-4.1%	5,654
Amortization of above/below market leases	39	0.0%	1,676	1.9%	(1,637)
Total rental income	$87,560	100.0%	$88,724	100.0%	$(1,164)

The decrease of $8.8 million in Sears or Kmart rental income during 2021 is due to a reduction in the number of properties leased to Sears or Kmart under the Holdco Master Lease, as a result of terminations. As of March 15, 2021, Sears no longer occupies space at any properties.

The increase of $3.6 million in diversified tenants rental income during 2021 is primarily due to newly commenced leases, offset by reductions related to properties sold and a reduction to rental revenue record as a result of the Company’s evaluation of collectability of its rental revenue recorded in the second quarter of 2020.

The increase of $5.7 million in straight-line rental income during 2021 was primarily due to (i) the reversal in 2020 of previously recorded straight-line rent and (ii) the commencement of new leases with fixed rent increases.

The decrease of $1.6 million in amortization of above/below market leases during 2021 was due primarily to the termination of certain leases previously acquired by the Company.

Property Operating Expenses and Real Estate Taxes

The increase of $3.4 million in property operating expense for the nine months ended September 30, 2021 was due primarily to lower capitalized expenses for the nine months ended September 30, 2021 and payments relating to the sales leaseback financing obligation effective October 1st 2020, partially offset by property sales.

The decrease of $0.3 million in real estate taxes for the nine months ended September 30, 2021 was due primarily to asset sales, lower tax assessments, and was partially offset by increasing assessed real estate taxes and a decrease in amounts capitalized.

Depreciation and Amortization Expenses

The decrease of $41.8 million in depreciation and amortization expenses for the nine months ended September 30, 2021 was primarily due to recording accelerated amortization attributable to certain lease intangible assets for the nine months ended September 30, 2020, and lower depreciation expense driven by property sales.

Accelerated amortization results from the recapture of space from, or the termination of space by Holdco. Such recaptures and terminations are deemed lease modifications and require related lease intangibles to be amortized over the shorter of the shortened lease term or the remaining useful life of the asset.

General and Administrative Expenses

The increase of $2.7 million in general and administrative expenses for the nine months ended September 30, 2021 was driven by a $5.1 million increase in severance and restructuring costs, director and officer ("D&O") insurance, and decreased capitalized wages. This was partially offset by a decrease in stock-based compensation and legal fees relating to our litigation.

Gain on Sale of Real Estate, Net

During the nine months ended September 30, 2021, the Company sold 14 properties and pad sites for aggregate consideration of $203.7 million and recorded gains totaling $65.1 million, which are included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the nine months ended September 30, 2021, the Company recognized $70.1 million in impairment of 34 real estate assets, which is included within the condensed consolidated statements of operations.

Interest Expense

The increase of $15.4 million in interest expense for the nine months ended September 30, 2021 was driven by a decrease in amounts capitalized and an increase of costs incurred relating to mortgage recording costs.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the nine months ended September 30, 2021 and the Company recorded net operating cash outflows of $85.6 million. Additionally, the Company’s generated investing cash inflows of $95.8 million during the nine months ended September 30, 2021, which were driven by asset sales and partially offset by development expenditures.

Obligations are projected to continue to exceed property rental income and we expect to fund such obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement:

•
Sales of Consolidated Properties. As of September 30, 2021, we had sold 82 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $795.2 million of gross proceeds since we began our capital recycling program in July 2017.
•
Sales of interests in Unconsolidated Properties. As of September 30, 2021, we had sold our interests in 15 Unconsolidated Properties and generated approximately $278.1 million of gross proceeds since July 2017. Certain of our unconsolidated entity agreements also include rights that allow us to sell our interests in select Unconsolidated Properties to our partners at fair market value;
•
New Unconsolidated Properties. As of September 30, 2021, we had contributed interests in 11 properties to unconsolidated entities, which generated approximately $212.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;
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

Our Term Loan Facility includes a $400.0 million Incremental Funding Facility, access to which is subject to rental income from non-Sears Holdings tenants of at least $200.0 million, on an annualized basis and after giving effect to SNO leases expected to commence rent payment within 12 months, which we have not yet achieved, as disclosed in Note 6. There is no assurance of the Company’s ability to access the Incremental Funding Facility.

Cash Flows for the nine months Ended September 30, 2021 Compared to the nine months Ended September 30, 2020

The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2021 and 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020	$ Change
Net cash (used in) operating activities	$(85,566)	$(25,300)	$(60,266)
Net cash provided by (used in) investing activities	95,820	(9,697)	105,517
Net cash provided by financing activities	20	16,656	(16,636)

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

Cash Flows from Investing Activities

Significant components of net cash provided by (used in) investing activities include:

−
In 2021, $195.2 million of net proceeds from the sale of real estate offset by development of real estate of ($77.6) million and investments in unconsolidated entities of ($31.7) million; and
−
In 2020, development of real estate and property improvements of ($195.0) million and investments in unconsolidated entities of $(50.7) million, partially offset by $234.8 million of net proceeds from the sale of real estate.

Cash Flows from Financing Activities

Significant components of net cash provided by financing activities include:

−
In 2021, contributions from noncontrolling interest in other partnerships, $4.0 million;
−
In 2021, cash payments of preferred dividends, ($3.7) million;
−
In 2020, cash proceeds from sales-leaseback financing, $20.4 million;
−
In 2020, cash payments of preferred dividends, ($3.7) million.

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A common shares during the nine months ended September 30, 2021.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2021 and 2020:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750
2020
December 17	December 31	January 15, 2021	$0.43750
September 17	September 30	October 15	0.43750
June 9	June 30	July 15	0.43750
February 18	March 31	April 15	0.43750

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

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of September 30, 2021 and December 31, 2020, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2020.

Capital Expenditures

During the three and nine months ended September 30, 2021 the Company invested $32.6 million and $77.6 million, respectively, in our consolidated development and operating properties and an additional $10.4 million and $31.7 million, respectively, into our unconsolidated joint ventures.

The Company also continued to advance its previously underway premier projects in Aventura (FL) and La Jolla (CA), and its pipeline of such projects, including its two previously announced multifamily projects, in Redmond (WA) and Dallas (TX), each of which represents the first phase of larger, mixed-use developments. A multifamily project in Lynwood (WA) in an Unconsolidated Entity is also underway and has been scheduled for opening in the fourth quarter of 2021.

During the three and nine months ended September 30, 2021, we incurred maintenance capital expenditures of approximately $1.7 million and $2.6 million, respectively, that were not associated with re-tenanting and redevelopment projects.

During the three and nine months ended September 30, 2020, we incurred maintenance capital expenditures of approximately $0.1 million and $2.6 million, respectively, that were not associated with re-tenanting and redevelopment projects.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2020 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the nine months ended September 30, 2021, there were no material changes to these policies.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
NOI and Total NOI	2021	2020	2021	2020
Net loss	$(26,349)	$(72,401)	$(132,586)	$(103,272)
Termination fee income	(379)	(5,300)	(2,990)	(6,290)
Management and other fee (income) / expense	(184)	259	(598)	(119)
Depreciation and amortization	13,159	23,647	39,629	81,446
General and administrative expenses	8,780	11,203	32,002	29,267
Equity in loss of unconsolidated entities	5,535	335	9,024	2,551
(Gain) / loss on sale of real estate, net	(22,774)	14,706	(65,079)	(59,959)
Impairment of real estate assets	3,814	14,594	70,053	16,407
Interest and other income	(48)	(1,986)	(8,202)	(2,460)
Interest expense	26,721	22,742	81,847	66,400
Provision for income taxes	38	226	198	215
Straight-line rent / (expense)	(1,005)	(1,774)	(2,033)	3,621
Above/below market rental (income) / expense	48	(1,541)	111	(1,677)
NOI	$7,356	$4,710	$21,376	$26,130
Unconsolidated entities
Net operating income of unconsolidated entities	666	1,481	4,749	4,297
Straight-line rent	(272)	(136)	(576)	(407)
Above/below market rental (income) / expense	181	(76)	119	(616)
Termination fee (income) / expense	144	—	(607)	(293)
Total NOI	$8,075	$5,979	$25,061	$29,111

The following table reconciles FFO and Company FFO to GAAP net loss for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
FFO and Company FFO	2021	2020	2021	2020
Net loss	$(26,349)	$(72,401)	$(132,586)	$(103,272)
Real estate depreciation and amortization (consolidated properties)	12,781	23,158	38,496	79,946
Real estate depreciation and amortization (unconsolidated entities)	3,971	1,270	10,354	5,711
(Gain) / loss on sale of real estate, net	(22,774)	14,706	(65,079)	(59,959)
Impairment of real estate assets	3,814	14,594	70,053	16,407
Loss on disposition of real estate (unconsolidated entities)	2,086	—	2,086	—
Dividends on preferred shares	(1,225)	(1,225)	(3,675)	(3,675)
FFO attributable to common shareholders and unitholders	$(27,696)	$(19,898)	$(80,351)	$(64,842)
Termination fee income	(379)	(5,300)	(2,990)	(6,290)
Termination fee (income) / expense (unconsolidated entities)	144	—	(607)	(293)
Amortization of deferred financing costs	105	105	317	316
Severance and restructuring costs	2,891	—	5,087	425
Mortgage recording costs	26	—	2,339	—
Company FFO attributable to common shareholders and unitholders	$(24,909)	$(25,093)	$(76,205)	$(70,684)

FFO per diluted common share and unit	$(0.49)	$(0.36)	$(1.44)	$(1.16)
Company FFO per diluted common share and unit	$(0.44)	$(0.45)	$(1.36)	$(1.27)

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	43,631	38,645	41,976	38,172
Weighted average OP units outstanding	12,355	17,255	13,978	17,694
Weighted average common shares and units outstanding	55,986	55,900	55,954	55,866

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

Item 1A. Risk Factors

Information regarding risk factors appears in our 2020 Annual Report on Form 10-K in Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our 2020 Annual Report on Form 10-K, except for the following updates.

Economic conditions may affect the cost of borrowing, which could materially adversely affect our business

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

The U.S. economy is currently experiencing and may continue to experience higher inflation than in prior periods. During inflationary periods, interest rates have historically increased, which may materially increase the interest expense we pay in connection with our indebtedness. Our general and administrative expenses would also be expected to increase at a rate higher than rents we collect. Also, inflation may adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our own results of operations.

Restricted lending practices may impact our ability to obtain financing for our properties and may also negatively impact our tenants’ ability to obtain credit. Decreases in consumer demand can have a direct impact on our tenants and the rents we receive.

We may face increased risks and costs associated with volatility in commodity and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects

The price of commodities and skilled labor for our construction projects may increase unpredictably due to external factors, including, but not limited to, performance of third-party suppliers and contractors; overall market supply and demand; government regulation; international trade; and changes in general business, economic, or political conditions. As a result, the costs of raw construction materials and skilled labor required for the completion of our development and redevelopment projects may fluctuate significantly from time to time.

While we do not rely on any single supplier or vendor for the majority of our materials and skilled labor, we may experience difficulties obtaining necessary materials from suppliers or vendors whose supply chains might become impacted by economic or political changes, or difficulties obtaining adequate skilled labor from third-party contractors in a tightening labor market. It is uncertain whether we would be able to source the essential commodities, supplies, materials, and skilled labor timely or at all without incurring significant costs or delays, particularly during times of economic uncertainty resulting from events outside of our control. We may be forced to seek new third-party suppliers or contractors, who we have not worked with in the past.

During 2021, industry prices for certain construction materials, including steel, copper, lumber, plywood, electrical materials, and heating, ventilation, and air conditioning materials, experienced significant increases as a result of low inventories; surging demand fueled by the U.S. economy rebounding from the effects of COVID-19; tariffs imposed on imports of foreign steel, including on products from key competitors in the European Union and China; and significant changes in the U.S. steel production landscape stemming from the consolidation of certain steel-producing companies. Price surges on construction materials may result in corresponding increases in our overall construction costs as our projects undergo construction.

In addition, as of November 2021, the U.S. is widely reported to be experiencing serious supply chain disruptions as a result of substantial backlogs of container ships seeking to unload cargo at major ports on both the west and east coasts, with delays caused or exacerbated by port and trucking labor shortages, railway logistics issues and a shortage of warehouse space in close proximity to the affected ports. Supply chain constraints have impacted the cost, availability, and timing of certain materials deliveries. If not resolved, these backlogs and related logistics issues could result in project delays and increased costs for our construction activities and the US economy generally.

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

SERITAGE GROWTH PROPERTIES

Dated: November 4, 2021	/s/ Andrea Olshan
	By:	Andrea Olshan
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 4, 2021	/s/ Amanda Lombard
	By:	Amanda Lombard
Chief Financial Officer (Principal Financial and Accounting Officer)