Form 10-K
period 2021-12-31
Seritage Growth Properties
filed 2022-03-16
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

On June 30, 2021, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $540,000,000 based upon the closing price of $18.40 of the common stock as reported on the New York Stock Exchange on such date.

As of March 11, 2022, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	43,632,364
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Seritage Growth Properties’ Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SERITAGE GROWTH PROPERTIES

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2021

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
•
Competition and related challenges in the real estate and retail industries and the ability of our top tenants to successfully operate their businesses;
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
•
The process and results of our review of strategic alternatives;
•
The impact of ongoing negative operating cash flow on our ability to fund operations and ongoing development;
•
Contingencies to the commencement of rent under signed leases;
•
Environmental, health, safety and land use and other laws and regulations;
•
The terms of our indebtedness and availability or sources of liquidity;
•
Possible acts of war, terrorist activity or other acts of violence or cybersecurity interests; and
•
The impact of the coronavirus (“COVID-19”) pandemic on the business of our tenants and our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders;

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

Seritage is principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of December 31, 2021, the Company’s portfolio consisted of interests in 162 properties comprised of approximately 19.2 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 600 acres held for or under development and approximately 9.4 million square feet or approximately 800 acres to be disposed of. The portfolio consists of approximately 15.4 million square feet of GLA held by 137 wholly owned properties (such properties, the “Consolidated Properties”) and 3.9 million square feet of GLA held by 25 unconsolidated entities (such properties, the “Unconsolidated Properties”).

The Company’s mission is to create long-term value for our shareholders by unlocking the value of our portfolio whether through re-leasing, redevelopment, dispositions, formation of strategic partnerships or other bespoke solutions.

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

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Subsequently, the Company and certain affiliates of Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc., executed a master lease (the “Holdco Master Lease”) with respect to 51 Consolidated Properties, which became effective when the Bankruptcy Court issued an order approving the rejection of the Original Master Lease.

As of December 31, 2021, the Company did not have any remaining properties leased to Holdco or Sears Holdings after giving effect to the termination of the remaining five Consolidated Properties, which were completed in March 2021.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc, which owns Holdco. Mr. Lampert was also the Chairman of Seritage prior to his retirement, effective March 1, 2022, and controlled each of the tenant entities that was a party to the Holdco Master Lease prior to the termination of the remaining five Consolidated Properties in March 2021.

Board of Trustees Matters

On March 1, 2022, the Company announced that Mr. Lampert retired as its Chairman and resigned from its board of trustees (the “Board of Trustees”) effective March 1, 2022, and that each of Messrs. David S. Fawer and Thomas M. Steinberg, members of the Board of Trustees, notified the Board of Trustees that he would not stand for reelection as a trustee. Messrs. Fawer’s and Steinberg’s terms will each end at our 2022 annual meeting of shareholders.

Review of Strategic Alternatives

On March 1, 2022, the Company announced that its Board of Trustees has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a special committee of the Board of Trustees (the “Special Committee”) to oversee the process. The Special Committee has retained a financial advisor. The Company is in the early stages of the strategic review process and its current intention is not to disclose or comment on interim developments with respect to the process. There can be no assurance that the review process will result in any transaction or any strategic change at this time. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations— There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.”

Business Strategies

The Company’s primary objective is to create value for its shareholders through the re-leasing and redevelopment of its core Consolidated Properties and Unconsolidated Properties, except for certain of its non-core assets which have been identified for near term disposition. In particular, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities. We additionally look to further lease our built retail footprint and densify any excess parking land through the addition of triple net (“NNN”) pad sites, which are standalone sites upon which a customized space can be built or leased for a tenant.

In order to achieve its objective, the Company intends to execute the following strategies:

•
Multi-tenant Retail: Our portfolio of over 40 multitenant retail assets provide positive cash flow and are primarily leased to a variety of national credit tenants. As of December 31, 2021, this portfolio was 85.1% leased with a pipeline of 0.2 million square feet. A majority of our leases are effectively NNN based on the structure of our leases, providing an important inflation hedge. This portfolio also affords numerous further densification opportunities through the addition of pads on excess parking areas.
•
Densification and Redevelopment Opportunities: In particular, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities. We additionally look to further densification by converting vacant land to pad sites.
•
Premier/Master Planned Mixed Use and Residential: As of December 31, 2021, our full portfolio included approximately 2,150 acres of land, or an average of 13 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas, and the Northeast. We believe these land holdings will provide meaningful opportunities to create value through relevant investments and developments. Thirty-three sites have been identified as potential residential developments. The average acreage per site is 14. We are in the process of hiring a development services firm to augment our own internal development team in an effort to accelerate the entitlements of the properties.
•
Non-core Assets for Monetization: We continue to assess the best use for all sites within our portfolio, including residential, retail, and converting excess land area to pad sites, and will strategically dispose of non-core assets in order to fund development and deploy capital more strategically.

On March 1, 2022, the Company announced that its Board of Trustees has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Company will continue to evaluate its portfolio strategy and corporate structure to optimize the outcome of such review. See “—Review of Strategic Alternatives.”

COVID-19 Pandemic

The COVID-19 pandemic continues to have a significant impact on conditions in the real estate industry in the United States, including the Company’s properties.

These conditions may change, significantly, in future periods and results for the year ended December 31, 2021 may not be indicative of the impact of the COVID-19 pandemic on the Company's business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

As of December 31, 2021, the Company had collected 97% of rental income for the year ended December 31, 2021 and agreed to defer an additional 1%. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

Significant Tenants

Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of December 31, 2021, the Company has one tenant that comprises 10.2% annualized based rent, with no other tenants exceeding 10% of annualized base rent. The Company's portfolio of 137 Consolidated Properties and 25 Unconsolidated Properties was diversified by location across 38 states and Puerto Rico.

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

Under the Holdco Master Lease, Holdco is required to indemnify us from certain environmental liabilities at the Consolidated Properties before or during the period in which any such Consolidated Property was leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities. In addition, an environmental reserve was funded concurrently with the formation of the Company in the amount of approximately $12.0 million. As of December 31, 2021, the balance of the environmental reserve was approximately $9.5 million.

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

REIT Qualification

We elected to be treated as a REIT commencing with the taxable year ended December 31, 2015. So long as we qualify as a REIT, we generally will not be subject to U.S. federal income tax on net taxable income that we distribute annually to our shareholders, but net taxable income generated by our taxable REIT subsidiary (our “TRS”) will be subject to U.S. federal, state and local income tax. In order to qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, including, but not limited to, the real estate qualification of sources of our income, the composition and values of our assets, the amounts we distribute to our shareholders and the diversity of ownership of our stock. In order to comply with REIT requirements, we may need to forego otherwise attractive opportunities and limit our expansion opportunities and the manner in which we conduct our operations. See “Risk Factors—Risks Related to Status as a REIT.”

Financial Information about Industry Segments

We currently operate in a single reportable segment, which includes the ownership, development, redevelopment, management, sale and leasing of real estate properties. We review operating and financial results for each property on an individual basis. We, therefore, aggregate all of our properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants and operational process.

Human Capital

We believe that our employees are our most important asset. As of December 31, 2021, we had 40 full-time employees, all of whom are located in the United States, with the majority located in New York. We strive to hire and develop the top talent in the industry, and we believe that our business offers a unique opportunity for individuals to grow and learn.

During 2021, our number one priority was the health and safety of our team, our families and loved ones, our communities and our partners, including our tenants, contractors, and other stakeholders. We understand the importance of the mental, physical and social health and well-being of our employees and take actions to promote good health such as providing mental health days off.

Our core principles guide how we conduct ourselves and approach the challenges and opportunities that we face. Our core principles are:

•
Maintain a diverse and inclusive culture based on respect
•
Build relationships for the long term
•
Create an environment of constant improvement
•
Be entrepreneurial and proactive
•
Inspire people and communities through our projects

We believe that diversity and inclusion at all levels of our organization are imperative to our future successes. This means that bringing your authentic self to work every day is seen as an asset. We have focused our diversity and inclusion efforts on employee recruitment, employee engagement, community outreach and partnering with like-minded organizations. As of December 31, 2021, our organization was comprised of 45% women and 30% people of color. Our management team, which is defined as Senior Vice Presidents and above, was comprised of 33% women. We had three diverse members of our Board of Trustees. We also take diversity into consideration when evaluating vendor selection. We regularly review our compensation practices to ensure employees from underrepresented groups are not being underpaid relative to others doing the same or similar work. All employees receive training in the prevention and reporting of sexual harassment, discriminatory and abusive conduct in the workplace.

Because the engagement of our employees is important, we encourage a work environment that fosters collaboration across departments and levels. We take pride in being able to have the newest member of the team work side-by-side with our most tenured and senior executives. We believe this encourages creativity, creates opportunities for improvements and efficiencies, and strengthens our team. We regularly solicit feedback from our employees and take actions designed to increase employee engagement.

We depend on our people to create value in our portfolio and company. We offer attractive compensation with comprehensive benefits for employees and their dependents.

Available Information

Our office is located at 500 Fifth Avenue, New York, New York 10110 and our telephone number is (212) 355-7800. Our website address is www.seritage.com. Our reports electronically filed with or furnished to the Securities and Exchange Commission (“SEC”) pursuant to Section 13(a) or 15(d) of the Exchange Act can be accessed through this site, free of charge, as soon as reasonably practicable after we electronically file or furnish such reports. These filings are also available on the SEC’s website at www.sec.gov. Our website also contains copies of our corporate governance guidelines and code of business conduct and ethics as well as the charters of our audit, compensation and nominating and corporate governance committees. The information on our website is not part of this or any other report we file with or furnish to the SEC.

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
•
Our review of strategic alternatives may not result in any transaction or any strategic change.
•
Both we and our tenants face a wide range of competition and related challenges that could affect our ability to operate profitably.
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
•
Possible acts of war, terrorist activity or other acts of violence or cybersecurity incidents could adversely affect our financial condition and results of operations.
•
Covenants in our Term Loan Facility may limit our operational flexibility and a covenant breach or default could adversely affect our business and financial condition.

•
Our rights and the rights of our shareholders to take action against our trustees and officers are limited.
•
Our and the Operating Partnership’s organizational documents and Maryland law contain provisions that may delay, defer or prevent an acquisition of Class A common shares or a change in control.
•
We may experience insurance related losses or insurance proceeds may not be available to us, which could result in a significant loss, decrease anticipated future revenues or cause us to incur unanticipated expense.
•
Conflicts of interest may exist between the interests of our shareholders and the interests of holders of Operating Partnership units, which could result in harm the interests of our shareholders.
•
ESL Investments, Inc. (“ESL”) exerts substantial influence over us, and its interests may differ from or conflict with the interests of our other shareholders. ESL owns a substantial percentage of the Operating Partnership units, which may be exchanged, and which will result in certain transactions requiring the approval of ESL.
•
The businesses of several of our unconsolidated entities are similar to each other and the occurrence of risks that adversely affect one unconsolidated entity could also adversely affect the others.
•
The COVID-19 pandemic has continued to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the business of our tenants and our business.

Risks Related to Status as a REIT

•
Qualifying as a REIT involves highly technical and complex provisions of the Code. If we do not qualify to be taxed as a REIT, or fail to remain qualified as a REIT, and do not qualify for certain statutory relief provisions, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders. Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
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
•
The prohibited transactions tax may limit our ability to engage in sale transactions.
•
Our ownership of our TRS is subject to limitations and our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

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
•
Holders of Series A Preferred Shares have limited voting rights.

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

The inability or unwillingness of our any of major tenants to meet rent obligations and other obligations could materially adversely affect our business, financial condition or results of operations, including a reduction in operating cash flow that can be used to pay the interest, principal and other costs and expenses under our financings, or to pay cash dividends to our shareholders.

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

On March 15, 2021, the Court consolidated the Litigation with a case captioned Sears Holding Corp. et al. v. Andrew H. Tisch, et al., Case No. 20-07007 (RDD) (the “Shareholder Litigation,” and, together with the Litigation, the “Consolidated Litigation”). The Shareholder Litigation was brought by the UCC, Sears Holdings Corporation, and Sears, Roebuck and Co., against certain shareholders of Sears Holdings or its related companies. Seritage was not named as a defendant in the Shareholder Litigation, which alleges, among other things, that certain transactions undertaken by Sears Holdings since 2014 (including the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends. The Company believes that the claims against the Seritage Defendants in the Consolidated Litigation are without merit and intends to defend against them vigorously.

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

E-commerce and other changes in consumer buying practices present challenges for many of our tenants and may require us to modify our properties, diversify our tenant composition and adapt our leasing practices to remain competitive.

Many of our tenants face increasing competition from e-commerce and other sources that could cause them to reduce their size, limit the number of locations and/or suffer a general downturn in their businesses and ability to pay rent. We may also fail to anticipate the effects of changes in consumer buying practices, particularly of growing online sales and the resulting change in retailing practices and space needs of our tenants, which could have an adverse effect on our results of operations and cash flows. We are focused on anchoring and diversifying our properties with tenants that are more resistant to competition from e-commerce (e.g. groceries, essential retailers, restaurants and service providers), but there can be no assurance that we will be successful in modifying our properties, diversifying our tenant composition and/or adapting our leasing practices.

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

There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.

On March 1, 2022, we announced that our Board of Trustees has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a Special Committee to oversee the process. The Special Committee has retained a financial advisor. We are in the early stages of the strategic review process and our current intention is not to disclose or comment on interim developments with respect to the process. There can be no assurance that the review process will result in any transaction or any strategic change at this time.

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

As of December 31, 2021, we had aggregate outstanding indebtedness of $1.44 billion. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance newly acquired properties or capital contributions to joint ventures, or to fund retenanting and redevelopment projects. Our existing debt and any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to acquire properties, finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service, and the reinvestment in and redevelopment of our properties. As a result of a decrease in occupancy levels due to our recapture of space for redevelopment purposes and the execution of termination rights under the Original Master Lease and Holdco Master Lease, our property rental income, which is our primary source of operating cash flow, did not fully fund property operating and other expenses incurred during the year ended December 31, 2021. Property operating and other expenses are projected to continue to exceed property rental income until such time as additional tenants commence paying rent, and we plan to incur additional development expenditures as we continue to invest in the redevelopment of our portfolio. While we do not currently have the liquid funds available to fully fund projected property and other expenses and planned development expenditures, we expect to fund these uses of cash with a combination of capital sources including, but not limited to, sales of Consolidated Properties, sales of interests in Unconsolidated Properties and potential credit and capital markets transactions, subject to compliance with certain conditions and/or the consent of our lender under our Term Loan Facility.

As of December 31, 2021, we were not in compliance with certain financial metrics applicable to us under the agreements governing our term loan facility. As a result, we must receive the consent of the lender to dispose of assets via sale or joint venture and, as of December 31, 2021, the lender had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets. Additionally, the lender has the right to request mortgages against our assets pursuant to the mortgage and collateral requirement. During the year ended December 31, 2019, the lender requested mortgages on a majority of our portfolio, and then during the year ended December 31, 2020, the lender requested mortgages on the remaining unencumbered assets.

The Term Loan Facility also provides for a $400 million incremental facility (the “Incremental Funding Facility”). Our ability to access the Incremental Funding Facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement (as defined below) as further described below. As of December 31, 2021, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

We currently have two properties in our consolidated portfolio that are on land subject to a ground lease. Accordingly, we only own a long-term leasehold in the land underlying these properties, and we own the improvements thereon only during the term of the ground lease. In the future, our portfolio may include additional properties subject to ground leases or similar interests. If we are found to be in breach of a ground lease, we could lose the right to use the property and could also be liable to the ground lessor for damages. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of these leases before their expiration, which we may be unable to do, we will lose our right to operate these properties and our interest in the improvements upon expiration of the leases. Our ability to exercise options to extend the term of our ground lease is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we may not be able to exercise our options at such time. In addition, two Unconsolidated Properties are currently ground leased or leased and, therefore, subject to similar risks. Furthermore, we may not be able to renew our ground lease or future ground leases upon their expiration (after the exercise of all renewal options). If we were to lose the right to use a property due to a breach or non-renewal or final expiration of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect our business, financial conditions or results of operations.

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

•
interest rates, which are expected to increase, and credit spreads;
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

We may face increased risks and costs associated with volatility in commodity and labor prices or as a result of supply chain or procurement disruptions, which may adversely affect the status of our construction projects.

The price of commodities and skilled labor for our construction projects may increase unpredictably due to external factors, including, but not limited to, performance of third-party suppliers and contractors; overall market supply and demand; government regulation; international trade; supply chain disruptions; and changes in general business, economic, or political conditions. As a result, the costs of raw construction materials and skilled labor required for the completion of our development and redevelopment projects may fluctuate significantly from time to time.

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

In addition, as of December 31, 2021, the U.S. is widely reported to be experiencing serious supply chain disruptions as a result of substantial backlogs of container ships seeking to unload cargo at major ports on both the west and east coasts, with delays caused or exacerbated by port and trucking labor shortages, railway logistics issues and a shortage of warehouse space in close proximity to the affected ports. Supply chain constraints have impacted the cost, availability, and timing of certain materials deliveries. If not resolved, these backlogs and related logistics issues could result in project delays and increased costs for our construction activities and the US economy generally.

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

Possible acts of war, terrorist activity or other acts of violence could adversely affect our financial condition and results of operations.

Acts of war, terrorist attacks or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand, could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. War, terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

Cybersecurity incidents could cause a disruption to our operations, a compromise of confidential information and damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

We are susceptible to cybersecurity risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems, compromises to networks or devices; or operational disruption or failures in the physical infrastructure or operating systems of Our information systems. Our information systems are essential to the operation of our business and our ability to perform day-to-day operations, including for the secure processing, storage and transmission of confidential and personal information. We must continuously monitor and develop its systems to protect its technology infrastructure and data from misappropriation, corruption and disruption. Cybersecurity risks may also impact properties in which we invest on behalf of clients and tenants of those properties, which could result in a loss of value in our clients’ investment. In addition, due to our interconnectivity with third-party service providers and other entities with which we conduct business, we could be adversely impacted if any of them is subject to a successful cyber incident. Although we and our service providers have implemented processes, procedures and controls to help mitigate these risks, there can be no assurance that these measures will be effective or that security breaches or disruptions will not occur. The result of these incidents may include disrupted operations, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, increased compliance costs, litigation, regulatory enforcement actions and damage to our reputation or business relationships.

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

We may incur mortgage debt and pledge all or some of our real properties as security for that debt to finance newly acquired properties or capital contributions to joint ventures, or to fund retenanting and redevelopment projects. As of December 31, 2019, we were required to provide mortgages to the lender under our term loan facility on a majority of our portfolio. This restriction, together with the other provisions of the Term Loan Facility, limits our ability to obtain additional secured financing using such properties as collateral. We may also borrow if we need funds or deem it necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes. If there is a shortfall between the cash flow from a property and the cash flow needed to service mortgage debt on a property, then the amount available for distributions to shareholders may be reduced. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure of any of our properties generally would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. In such event, the Company may be unable to pay the amount of distributions required in order to maintain its REIT status. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected.

Covenants in our Term Loan Facility may limit our operational flexibility and a covenant breach or default could adversely affect our business and financial condition.

Our Term Loan Facility includes certain financial metrics to govern certain collateral and covenant exceptions set forth in the agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics will limit our ability to dispose of assets via sale or joint venture and trigger a requirement for us to provide mortgage collateral to our lender, but will not result in an event of default, mandatory amortization, cash flow sweep or similar provision. Since the year ended December 31, 2019, we have been in breach of one or more of the financial metrics described above, as a result of which we were required to provide mortgages to the lender under the Term Loan Facility with respect to a majority of our portfolio. Additionally, the lender under our Term Loan Facility has the right to consent to dispositions of properties via asset sales and formation of new joint ventures. This consent right may have the effect of limiting our ability to dispose of properties, whether for strategic reasons or to raise liquidity to fund our operations. The Term Loan Facility also includes certain limitations relating to, among other activities, our ability to: sell assets or merge, consolidate or transfer all or substantially all of our assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for our properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase our capital stock; and enter into certain transactions with affiliates.

The Term Loan Facility also provides for the Incremental Funding Facility. Our ability to access the incremental facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement. As of December 31, 2021, we have not achieved this level of rental income from non-Sears Holdings tenants.

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

Our Declaration of Trust and bylaws, Maryland law, and the partnership agreement of the Operating Partnership contain provisions that may delay, defer or prevent an acquisition of Class A common shares or a change in control.

The Company’s Declaration of Trust and bylaws, Maryland law and the partnership agreement of Operating Partnership contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our shareholders or otherwise be in their best interests, including the following:

•
The Company’s Declaration of Trust Contains Restrictions on the Ownership and Transfer of Our Shares of Beneficial Interest. In order for us to qualify as a REIT, no more than 50% of the value of all outstanding shares of beneficial interest may be owned, beneficially or constructively, by five or fewer individuals at any time during the last half of each taxable year other than 2015, the first taxable year for which we elected to be taxed as a REIT. Additionally, at least 100 persons must beneficially own our shares of beneficial interest during at least 335 days of a taxable year (other than 2015, the first taxable year for which we elected to be taxed as a REIT). The Company’s Declaration of Trust, with certain exceptions, authorizes the Company’s Board of Trustees, in its sole and absolute discretion, to take such actions as are necessary and desirable to preserve its qualification as a REIT. For this and other purposes, subject to certain exceptions, our Declaration of Trust provides that no person may beneficially or constructively own more than 9.6%, in value or in number of shares, whichever is more restrictive, of all outstanding shares, or all outstanding common shares (including our Class A common shares, our Class B non-economic common shares and our Class C non-voting common shares), of beneficial interest of the Company. We refer to these restrictions collectively as the “ownership limits.” The constructive ownership rules under the Code are complex and may cause shares owned directly or constructively by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than 9.6% of the outstanding shares of beneficial interest by an individual or entity could cause that individual or entity or another individual or entity to own, beneficially or constructively, the Company’s shares of beneficial interest in violation of the ownership limits. In addition, because we have multiple classes of common shares, the acquisition of Class A common shares may result in a shareholder inadvertently owning, beneficially or constructively, the Company’s shares of beneficial interest in violation of the ownership limits. Our Declaration of Trust also prohibits any person from owning Class A common shares, Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”), or other shares of beneficial interest that would generally result in (i) our being “closely held” under Section 856(h) of the Code or otherwise cause us to fail to qualify as a REIT, (ii) our being beneficially owned by fewer than 100 persons, (iii) any of our income that would otherwise qualify as “rents from real property” for purposes of Section 856(d) of the Code failing to qualify as such, or (iv) our failing to qualify as a “domestically controlled qualified investment entity” within the meaning of Section 897(h) of the Code. Any attempt to own or transfer Class A common shares, Series A Preferred Shares or any of our other shares of beneficial interest in violation of the restrictions on ownership or transfer in our Declaration of Trust may result in the transfer being automatically void. The Company’s Declaration of Trust also provides that if any purported transfer of Class A common shares, Series A Preferred Shares, or other such shares of beneficial interest would otherwise result in any person violating the ownership limits or any other restriction on ownership and transfer of shares of beneficial interest described above, then that number of shares (rounded up to the nearest whole share) that would cause the violation will be automatically transferred to, and held by, a trust for the exclusive benefit of a designated charitable beneficiary. Any person who acquires such shares in violation of the ownership limits or any other restriction on ownership and transfer of shares of beneficial interest described above will not be entitled to any dividends on the shares or be entitled to vote the shares or receive any proceeds from the subsequent sale of the shares in excess of the lesser of the price paid by such person for the shares (or, if such person did not give value for such shares, the market price on the day the shares were transferred to the trust) or the amount realized from the sale. We or our designee will have the right to purchase the shares from the trustee at this calculated price as well. The ownership limits and other restrictions on ownership and transfer in our Declaration of Trust may have the effect of preventing, or may be relied upon to prevent, a third party from acquiring control of us if the Board of Trustees does not grant an exemption from the ownership limits, even if our shareholders believe the change in control is in their best interests.
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
•
The Board of Trustees Is Divided into Three Classes and Trustee Elections Require a Vote of Two-Thirds of the Class A Common Shares and Class B Non-Economic Common Shares Votes Cast. The Board of Trustees is divided into three classes of trustees, with each class to be as nearly equal in number as possible. As a result, approximately one-third of the Board of Trustees will be elected at each annual meeting of shareholders, with, in both contested and uncontested elections, trustees elected by the vote of two-thirds of the votes cast of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees. In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The classification of trustees and requirement that trustee nominees receive a vote of two-thirds of the votes cast of the Class A common shares and Class B non-economic shares (voting together as a single class) entitled to be cast in the election of trustees may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. The requirement that trustee nominees receive a vote of two-thirds of the votes cast of the common shares entitled to be cast in the election of trustees may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of beneficial interest held by ESL, which controls approximately 9.3% of the voting power of the Company.

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

Conflicts of interest may exist or could arise in the future between the interests of our shareholders and the interests of holders of Operating Partnership units, and the partnership agreement of Operating Partnership grants holders of Operating Partnership units certain rights, which may harm the interests of our shareholders.

Conflicts of interest may exist or could arise in the future as a result of the relationships between Seritage and its affiliates, on the one hand, and Operating Partnership or any of its partners, on the other. Our trustees and officers have duties to Seritage under Maryland law in connection with their oversight and management of the company. At the same time, Seritage, as general partner of Operating Partnership, will have duties and obligations to Operating Partnership and its limited partners under Delaware law, as modified by the partnership agreement of Operating Partnership in connection with the management of Operating Partnership.

For example, without the approval of the majority of the Operating Partnership units not held by Seritage and entities controlled by it, Seritage will be prohibited from taking certain extraordinary actions, including change of control transactions of Seritage or Operating Partnership.

ESL owns a substantial percentage of the Operating Partnership units, which may be exchanged for cash or, at our election, Class A common shares, and which will result in certain transactions involving our or Operating Partnership requiring the approval of ESL.

As of December 31, 2021, ESL owns approximately 22.1% of the Operating Partnership units, with the remainder of the units held by the Company. In addition, ESL will have the right to acquire additional Operating Partnership units in order to allow it to maintain its relative ownership interest in Operating Partnership if Operating Partnership issues additional units to the Company under certain circumstances, including if we issue additional equity and contribute the funds to Operating Partnership to fund acquisitions or redevelopment of properties, among other uses. In addition, ESL will have the right to require the Operating Partnership to redeem its Operating Partnership units in whole or in part in exchange for cash or, at the election of the Company, Class A common shares, except as described below. Due to the ownership limits set forth in our Declaration of Trust, ESL may dispose of some or all of the Class A common shares it beneficially owns prior to exercising its right to require Operating Partnership to redeem Operating Partnership units, and the partnership agreement of Operating Partnership will permit ESL (and only ESL) to transfer its Operating Partnership units to one or more underwriters to be exchanged for Class A common shares in connection with certain dispositions in order to achieve the same effect as would occur if ESL were to exchange a larger portion of its Operating Partnership units for Class A common shares and then dispose of those shares in an underwritten offering. Sales of a substantial number of Class A common shares in connection with or to raise cash proceeds to facilitate, such a redemption, or the perception that such sales may occur, could adversely affect the market price of the Class A common shares.

In addition, the partnership agreement of Operating Partnership requires the approval of a majority of the Operating Partnership units not held by the Company and entities controlled by it for certain transactions and other actions, including certain modifications to the partnership agreement, withdrawal or succession of the Company as general partner of Operating Partnership, limits on the right of holders of Operating Partnership units to redeem their units, tax elections and certain other matters. Because ESL currently owns a majority of the outstanding Operating Partnership units not held by the Company and entities controlled by it, ESL’s approval will be required in order for the general partner to undertake such actions unless ESL no longer owns a majority of such units. If ESL refuses to approve any such action, our business could be materially adversely affected. Furthermore, ESL owns approximately 9.3% of the outstanding Class A common shares. In any of these matters, the interests of ESL may differ from or conflict with the interests of our other shareholders.

ESL exerts substantial influence over us, and its interests may differ from or conflict with the interests of our other shareholders.

ESL beneficially owns approximately 22.1% of the Operating Partnership units, and approximately 9.3% of the outstanding Class A common shares, which corresponds to 9.3% of the voting power of Seritage. Sears Holdings was, and Holdco is, an affiliate of ESL. In addition, Mr. Lampert, who previously served as the Chairman of the Board of Directors and Chief Executive Officer of Sears Holdings, is the Chairman and Chief Executive Officer of ESL, and was previously the Chairman of the Seritage Board of Trustees. As a result, ESL and its affiliates have substantial influence over us and Holdco. In any matter affecting us, including our relationship with Holdco, the interests of ESL may differ from or conflict with the interests of our other shareholders.

On March 1, 2022, Mr. Lampert filed a Schedule 13D/A with the SEC disclosing his support for our Board of Trustees’ efforts to explore and pursue strategic alternatives and his intention to explore alternatives for his investment in the Company, which may include, among other things, participating with third-parties that may be interested in acquiring some or all of the our assets and buying or selling our shares in open market transactions. In the event of any such transaction, the interests of Mr. Lampert and his affiliates, including ESL, may differ from or conflict with the interests of our other shareholders.

The businesses of each of the GGP joint ventures, the Simon joint venture and the Macerich joint venture are similar to each other and the occurrence of risks that adversely affect one unconsolidated entity, could also adversely affect our investment in the other unconsolidated entities.

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

The COVID-19 pandemic has continued to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the business of our tenants and materially or adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects, ability to service our debt obligations and our ability to pay dividends and other distributions to our shareholders.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. The COVID-19 pandemic has had, and other pandemics in the future could have, repercussions across regional and global economies and financial markets. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity, the U.S. economy and the local economies in which our properties are located and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel.

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

These containment measures and other factors have affected operations at the Company’s properties. As of December 31, 2021, the Company had collected 97% of rental income for the year ended December 31, 2021, and agreed to defer an additional 1%. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary. Some of our tenants may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy at our properties which could result in an increase in the number of co-tenancy claims due to falling below required occupancy thresholds and may impact our results.

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

A sustained downturn in the U.S. economy and reduced consumer spending as well as consumer activity at brick-and-mortar commercial establishments due to the prolonged existence and threat of the COVID-19 pandemic, or a future pandemic, could impose an economic slowdown or recession in the United States which could impact our tenants’ ability to meet their lease obligations due to poor operating results, lack of liquidity or other reasons and therefore decrease the revenue generated by our properties or the value of our properties. Our ability to lease space and negotiate and maintain favorable rents could also be negatively impacted by a prolonged recession in the U.S. economy. Moreover, the demand for leasing space in our properties could substantially decline during a significant downturn in the U.S. economy which could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates and lead us to incur significant re-leasing costs.

The COVID-19 pandemic has also led to complete or partial shutdowns of manufacturing facilities and distribution centers in many countries and disruptions in our tenants’ supply chains, and may otherwise delay the delivery of inventory or other goods necessary for our tenants’ operations. Our tenants may also be negatively impacted if the outbreak of COVID-19 occurs within their workforce or otherwise disrupts their management.

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
•
The financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) or result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Incremental Funding Facility (as defined below), conduct asset sales, fund development activity or pay dividends to our shareholders;
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

The extent to which the COVID-19 pandemic, or a future pandemic, impacts our operations and those of our tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others. Additional closures by our tenants of their stores and early terminations by our tenants of their leases could reduce our cash flows, which could impact our ability to pay dividends.

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

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our initial taxable year ended December 31, 2015 and have operated to qualify as a REIT. We believe we have continued to operate in conformity with the requirements to qualify as a REIT and that we continue to satisfy all requirements to maintain our REIT status. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist.

If we were to fail to qualify as a REIT in any taxable year, and no available relief provision applied, we would be subject to U.S. federal income tax, including, for any taxable year ending on or before December 31, 2017, any applicable alternative minimum tax, on our taxable income at regular corporate rates (which, in the case of U.S. federal income tax, is a maximum of 35% for periods ending on or before December 31, 2017 and 21% thereafter), as well as U.S. state and local income tax, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common shares. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

In addition, subject to certain exceptions, rents we receive or accrue from our tenants will not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of our outstanding shares (by value) actually or constructively owns 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock of such tenant entitled to vote or 10% or more of the total value of all classes of stock of such tenant. For purposes of determining whether rental payments received by a REIT are treated as qualifying rent, the stock, assets or net profits owned by a partner in an entity classified as a partnership for U.S. federal income tax purposes are attributed to such partnership only if the partner owns (directly or indirectly) 25% or more of the capital interest or profits interest in the partnership. As a result of these constructive ownership rules, it is possible that we could be treated as owning 10% or more of a tenant, and in such case rent payments received from such tenant may not be treated as qualifying rent for purposes of these requirements. Our Declaration of Trust provides for restrictions on ownership and transfer of Class A common shares and Series A Preferred Shares, including restrictions on such ownership or transfer that would cause the rents we receive or accrue from a tenant to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, such restrictions may not be effective in ensuring that rents we receive or accrue from our tenants will be treated as qualifying rent for purposes of REIT qualification requirements.

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

We generally must distribute annually at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gains, in order for us to qualify to be taxed as a REIT (assuming that certain other requirements are also satisfied) so that U.S. federal corporate income tax does not apply to earnings that we distribute. To the extent that we satisfy this distribution requirement and qualify for taxation as a REIT but distribute less than 100% of our REIT taxable income, determined without regard to the dividends paid deduction and including any net capital gains, we will be subject to U.S. federal corporate income tax on our undistributed net taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we distribute to our shareholders in a calendar year is less than a minimum amount specified under U.S. federal tax laws. We declared a dividend on the Company’s Class A and Class C common shares for the first quarter of 2019 and have not declared dividends on the Company’s Class A and Class C common shares since that time, based on our Board of Trustees’ current assessment of the Company’s investment opportunities and its expectations of taxable income.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain U.S. federal, state, local and foreign taxes on our income and assets, including taxes on any undistributed income and state, local or foreign income, property and transfer taxes. For example, in order to meet the REIT qualification requirements, we hold some of our assets and conduct certain of our activities through a taxable REIT subsidiary that is subject to federal, state and local corporate-level income taxes as a regular C corporation. For taxable years beginning after December 31, 2017, taxpayers, including TRSs, are subject to a limitation on their ability to deduct net business interest (i.e., interest paid or accrued on indebtedness allocable to a trade or business), generally up to 30% of adjusted taxable income, subject to certain exceptions. This provision may limit the ability of our TRS to deduct interest, which could increase its taxable income and corporate income tax. Further, we may incur a 100% excise tax on transactions with a TRS if they are not conducted on an arm’s-length basis. Any of these taxes would decrease cash available for distribution to our shareholders.

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

The REIT provisions of the Code substantially limit our ability to hedge our assets and liabilities. Any income from a hedging transaction that we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets (or that we enter into to manage risk with respect to a prior hedge entered into in connection with property that has been disposed of or liabilities that have been extinguished) does not constitute “gross income” for purposes of the 75% or 95% gross income tests that apply to REITs, provided that certain identification requirements are met. To the extent that we enter into other types of hedging transactions or fail to properly identify such transaction as a hedge, the income is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may be required to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because our TRS may be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except that such losses may only be carried forward and may only be deducted against 80% of future taxable income in the TRS.

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

The prohibited transactions tax may limit our ability to engage in sale transactions.

A REIT’s income from “prohibited transactions” is subject to a 100% tax. In general, “prohibited transactions” are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. We may be subject to the prohibited transactions tax equal to 100% of net gain upon a disposition of real property that we hold. Although a safe harbor is available, for which certain sales of property by a REIT are not subject to the 100% prohibited transaction tax, we cannot assure you that we can comply with the safe harbor or that we will avoid owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or we may conduct such sales through our TRS, which would be subject to U.S. federal and state income taxation.

The 100% tax described above may limit our ability to enter into transactions that would otherwise be beneficial to us. For example, if circumstances make it not profitable or otherwise uneconomical for us to remain in certain states or geographical markets, the 100% tax could delay our ability to exit those states or markets by selling our assets in those states or markets other than through a TRS, which could harm our operating profits and the trading price of our shares.

Our ownership of our TRS is subject to limitations and our transactions with our TRS will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

The Code provides that no more than 20% of the value of a REIT’s assets may consist of shares or securities of one or more TRSs. Our TRS earns income that otherwise may be nonqualifying income if earned by us. Our TRS also may hold certain properties the sale of which may not qualify for the safe harbor for prohibited transactions described above. The limitation on ownership of TRS stock could limit the extent to which we can conduct these activities and other activities through our TRS. In addition, taxpayers, including our TRS, are subject to a limitation on their ability to deduct net business interest generally equal to 30% of adjusted taxable income, subject to certain exceptions. This provision may limit the ability of our TRS to deduct interest, which could increase its taxable income. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. There can be no assurance that we will be able to comply with the TRS limitation or avoid application of the 100% excise tax.

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

On March 15, 2021, the Court consolidated the Litigation with a case captioned Sears Holding Corp. et al. v. Andrew H. Tisch, et al., Case No. 20-07007 (RDD) (the “Shareholder Litigation,” and, together with the Litigation, the “Consolidated Litigation”). The Shareholder Litigation was brought by the UCC, Sears Holdings Corporation, and Sears, Roebuck and Co., against certain shareholders of Sears Holdings or its related companies. Seritage was not named as a defendant in the Shareholder Litigation, which alleges, among other things, that certain transactions undertaken by Sears Holdings since 2014 (including the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends. The Company believes that the claims against the Seritage Defendants in the Consolidated Litigation are without merit and intends to defend against them vigorously.

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

The Series A Preferred Shares rank junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay dividends to preferred shareholders. As of December 31, 2021, our total indebtedness was $1.44 billion. In addition, we may incur additional indebtedness in the future. Our Declaration of Trust currently authorizes the issuance of up to 10,000,000 shares of preferred shares in one or more classes or series. Our board of trustees has the power to reclassify unissued common shares and preferred shares and to amend our Declaration of Trust, without any action by our shareholders, to increase the aggregate number of shares of beneficial interest of any class or series, including preferred shares, that we are authorized to issue. The issuance of additional preferred shares on parity with or senior to the Series A Preferred Shares with respect to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up would dilute the interests of the holders of the Series A Preferred Shares, and any issuance of preferred shares senior to the Series A Preferred Shares or of additional indebtedness could adversely affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Shares. Other than the limited conversion right afforded to holders of Series A Preferred Shares that may occur in connection with a Change of Control, none of the provisions relating to the Series A Preferred Shares contain any provisions relating to or limiting our indebtedness or affording the holders of the Series A Preferred Shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of the Series A Preferred Shares, so long as the rights of holders of the Series A Preferred Shares are not materially and adversely affected.

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

ITEM 2. PROPERTIES

As of December 31, 2021, the Company’s portfolio consisted of interests in 162 properties comprised of approximately 19.2 million square feet of GLA or build-to-suit leased area, approximately 3.9 million of which consists of Unconsolidated Properties, approximately 600 acres held for or under development and approximately 9.4 million square feet or approximately 800 acres to be disposed of. The following tables set forth certain information regarding our Consolidated Properties and Unconsolidated Properties based on signed leases as of December 31, 2021, including signed but not yet open leases (“SNO” or “SNO Leases”):

				GLA (1)
	City	State	Planned Usage (3)	Total	Leased	Not Leased	Land Acres	Significant Tenants (1)	Leased (1)
1	Phoenix	AZ	Multi-tenant Retail	—	—	—	5	n/a	0.0%
2	El Cajon	CA	Multi-tenant Retail	244,900	184,400	60,500	20	Ashley Furniture, Bob’s Discount Furniture, Burlington Stores, Extra Space Storage	75.3%
3	Riverside - Retail	CA	Multi-tenant Retail	33,200	33,200	—	5	Bank of America, Aldi	100.0%
4	Roseville	CA	Multi-tenant Retail	125,800	107,800	17,900	7	AAA, Cinemark, Round One Entertainment	85.7%
5	Temecula	CA	Multi-tenant Retail	120,100	112,800	7,300	10	Round One Entertainment, Dick’s Sporting Goods	93.9%
6	Thousand Oaks	CA	Multi-tenant Retail	161,400	113,700	47,700	11	Dave & Busters, DSW, Nordstrom Rack	70.4%
7	West Covina - Retail	CA	Multi-tenant Retail	11,000	11,000	—	7	n/a	100.0%
8	Rehoboth Beach	DE	Multi-tenant Retail	102,100	75,900	26,200	13	andThat!, PetSmart, Aldi	74.3%
9	Hialeah (2)	FL	Multi-tenant Retail	106,300	106,300	—	9	Aldi, Bed Bath & Beyond, Ross Dress for Less, dd’s Discounts	100.0%
10	North Miami	FL	Multi-tenant Retail	129,400	129,400	—	11	Aldi, Burlington Stores, Ross Dress for Less, Michaels Stores	100.0%
11	Orlando	FL	Multi-tenant Retail	118,400	96,800	21,600	18	Floor & Décor	81.7%
12	St. Petersburg	FL	Multi-tenant Retail	141,600	141,600	—	15	Dick’s Sporting Goods, Five Below, PetSmart	100.0%
13	Lombard	IL	Multi-tenant Retail	139,300	139,300	—	8	The Dump	100.0%
14	North Riverside	IL	Multi-tenant Retail	216,400	183,800	32,600	13	Round One Entertainment, Aldi, Blink Fitness, Amita Health	84.9%
15	Springfield	IL	Multi-tenant Retail	119,500	110,000	9,500	5	Binny’s Beverage Depot, Burlington Stores, Marshalls	92.0%
16	Ft. Wayne	IN	Multi-tenant Retail	84,400	76,700	7,700	19	Five Below, HomeGoods	90.9%
17	Merrillville	IN	Multi-tenant Retail	170,900	163,000	7,900	9	At Home, Dollar Tree	95.4%
18	Braintree	MA	Multi-tenant Retail	89,800	85,100	4,600	34	Nordstrom Rack, Ulta Beauty	94.8%
19	Greensboro	NC	Multi-tenant Retail	178,500	168,200	10,300	16	Floor & Décor, Gabriel Brothers	94.3%
20	Kearney	NE	Multi-tenant Retail	64,900	64,900	—	8	Ross Dress for Less, Five Below, Marshall’s	100.0%
21	Manchester	NH	Multi-tenant Retail	106,600	80,400	26,200	11	Dick’s Sporting Goods, Dave & Buster’s	75.4%
22	Watchung	NJ	Multi-tenant Retail	117,100	117,100	—	12	Cinemark, HomeGoods, Sierra Trading Post, Ulta Beauty, Chick-fil-A, City MD	100.0%
23	East Northport	NY	Multi-tenant Retail	179,700	93,300	86,400	18	24 Hour Fitness, AMC	51.9%
24	Victor	NY	Multi-tenant Retail	138,600	119,600	19,000	14	Dick’s House of Sport	86.3%
25	Canton	OH	Multi-tenant Retail	190,600	128,300	62,300	19	Dick’s Sporting Goods, Dave & Busters, Cheddar’s	67.3%
26	King of Prussia (2)	PA	Multi-tenant Retail	210,900	208,700	2,200	14	Dick’s Sporting Goods, Primark, Outback Steakhouse, Yardhouse	99.0%
27	Anderson	SC	Multi-tenant Retail	117,100	117,100	—	12	Burlington Stores, Sportsman’s Warehouse	100.0%
28	Charleston	SC	Multi-tenant Retail	106,400	52,900	53,500	15	Burlington Stores	49.7%
29	Memphis	TN	Multi-tenant Retail	112,700	101,200	11,500	11	LA Fitness, Hopdoddy, Nordstrom Rack, Ulta Beauty	89.8%
30	Austin	TX	Multi-tenant Retail	52,700	45,000	7,700	13	AMC	85.4%
31	Houston	TX	Multi-tenant Retail	134,000	134,000	—	11	At Home	100.0%
32	San Antonio	TX	Multi-tenant Retail	164,200	121,100	43,100	17	Tru Fit, Bed Bath & Beyond	73.8%
33	Layton	UT	Multi-tenant Retail	86,500	67,500	19,000	7	Vasa Fitness	78.0%
34	Fairfax	VA	Multi-tenant Retail	211,000	154,400	56,600	15	Dave & Busters, Dick’s Sporting Goods	73.2%
35	Virginia Beach	VA	Multi-tenant Retail	166,200	132,000	34,200	15	DSW, The Fresh Market, Nordstrom Rack, Smokey Bones	79.4%
36	Warrenton	VA	Multi-tenant Retail	75,500	62,200	13,300	9	HomeGoods	82.4%
37	Greendale	WI	Multi-tenant Retail	187,400	133,700	53,800	19	Dick’s Sporting Goods, Round One Entertainment	71.3%
38	Madison	WI	Multi-tenant Retail	110,600	110,600	—	17	Dave & Busters, Total Wine & More, Hobby Lobby	100.0%
39	Aventura	FL	Premier Mixed Use	215,400	116,100	99,300	13	Pinstripes, Industrious	53.9%
40	Boca Raton	FL	Premier Mixed Use	4,200	4,200	—	19	Washington Mutual	100.0%

	City	State	Planned Usage (3)	Total	Leased	Not Leased	Land Acres	Significant Tenants (1)	Leased (1)
41	Hicksville	NY	Premier Mixed Use	57,900	57,900	—	30	Chase Bank, Chipotle	100.0%
42	Dallas	TX	Premier Mixed Use	—	—	—	23	n/a	0.0%
43	Redmond	WA	Premier Mixed Use	7,500	7,500	—	15	n/a	100.0%
44	Glendale	AZ	Residential	—	—	—	9	n/a	0.0%
45	Mesa	AZ	Residential	16,800	16,800	—	5	Carvana	100.0%
46	Phoenix	AZ	Residential	151,200	151,200	—	11	At Home	100.0%
47	Citrus Heights	CA	Residential	—	—	—	21	n/a	0.0%
48	Florin	CA	Residential	—	—	—	20	n/a	0.0%
49	Palm Desert	CA	Residential	—	—	—	7	n/a	0.0%
50	Riverside	CA	Residential	132,600	38,100	94,500	13	Jack in the Box, Stater Brothers	28.8%
51	San Bernardino	CA	Residential	—	—	—	20	n/a	0.0%
52	Waterford	CT	Residential	—	—	—	11	n/a	0.0%
53	Ft. Myers	FL	Residential	—	—	—	12	n/a	0.0%
54	Hialeah	FL	Residential	145,200	7,400	137,800	15	Panera Bread	5.1%
55	Lakeland	FL	Residential	—	—	—	12	n/a	0.0%
56	Miami	FL	Residential	—	—	—	15	n/a	0.0%
57	Plantation	FL	Residential	184,400	76,700	107,700	18	GameTime, Powerhouse Gym	41.6%
58	Joliet	IL	Residential	—	—	—	17	n/a	0.0%
59	Bowie	MD	Residential	—	—	—	11	n/a	0.0%
60	Edgewater	MD	Residential	—	—	—	14	n/a	0.0%
61	Burnsville	MN	Residential	—	—	—	15	n/a	0.0%
62	Maplewood	MN	Residential	—	—	—	14	n/a	0.0%
63	St. Paul	MN	Residential	100	100	—	17	n/a	100.0%
64	Nashua	NH	Residential	—	—	—	12	n/a	0.0%
65	Mentor	OH	Residential	—	—	—	20	n/a	0.0%
66	Middleburg Heights	OH	Residential	35,800	35,800	—	19	Carvana	100.0%
67	Happy Valley	OR	Residential	144,300	45,000	99,300	12	Dick’s Sporting Goods	31.2%
68	Cordova	TN	Residential	—	—	—	12	n/a	0.0%
69	Friendswood	TX	Residential	—	—	—	13	n/a	0.0%
70	Houston	TX	Residential	—	—	—	12	n/a	0.0%
71	Ingram	TX	Residential	—	—	—	12	n/a	0.0%
72	Irving	TX	Residential	12,500	12,500	—	18	Carvana, CareNow, Chick-fil-A	100.0%
73	Riverside - Resi	CA	Residential	—	—	—	14	n/a	0.0%
74	West Covina - Resi	CA	Residential	—	—	—	8	n/a	0.0%
75	Anchorage	AK	Non-core	158,500	134,000	24,500	18	Guitar Center, Nordstrom Rack, Planet Fitness, Safeway	84.5%
76	North Little Rock	AR	Non-core	177,100	13,000	164,100	15	Aspen Dental, Longhorn Steakhouse	7.4%
77	Sierra Vista	AZ	Non-core	94,700	—	94,700	7	n/a	0.0%
78	Tucson	AZ	Non-core	218,800	50,600	168,300	20	Round One Entertainment	23.1%
79	Yuma	AZ	Non-core	90,400	—	90,400	15	n/a	0.0%
80	Big Bear Lake	CA	Non-core	80,000	4,000	76,000	7	Subway, Wells Fargo Bank	5.0%

	City	State	Planned Usage (3)	Total	Leased	Not Leased	Land Acres	Significant Tenants (1)	Leased (1)
81	El Centro	CA	Non-core	139,700	9,700	130,000	13	n/a	6.9%
82	Fairfield	CA	Non-core	150,000	32,000	118,000	9	Dave & Busters	21.3%
83	Fresno	CA	Non-core	216,600	43,400	173,200	13	Ross Dress for Less, dd’s Discounts	20.0%
84	Merced	CA	Non-core	98,200	5,600	92,600	9	Burlington Stores, dd’s Discounts, Five Below	5.7%
85	Ramona	CA	Non-core	107,500	14,700	92,800	11	Dollar Tree	13.7%
86	Salinas	CA	Non-core	133,000	32,200	100,700	10	Burlington	24.2%
87	San Jose	CA	Non-core	262,500	—	262,500	22	n/a	0.0%
88	Santa Maria	CA	Non-core	108,600	—	108,600	7	n/a	0.0%
89	Ventura	CA	Non-core	178,600	—	178,600	2	n/a	0.0%
90	Westminster	CA	Non-core	197,900	—	197,900	14	n/a	0.0%
91	Lakewood	CO	Non-core	153,000	—	153,000	8	n/a	0.0%
92	Thornton	CO	Non-core	203,100	61,700	141,300	23	Vasa Fitness	30.4%
93	Clearwater	FL	Non-core	211,200	75,500	135,700	14	Whole Foods, Nordstrom Rack	35.8%
94	Doral	FL	Non-core	212,900	—	212,900	13	n/a	0.0%
95	Ocala	FL	Non-core	146,200	—	146,200	11	n/a	0.0%
96	Panama City	FL	Non-core	139,300	—	139,300	15	n/a	0.0%
97	Pensacola	FL	Non-core	7,200	7,200	—	14	Bubba’s 33	100.0%
98	Sarasota	FL	Non-core	212,400	—	212,400	15	n/a	0.0%
99	Cedar Rapids	IA	Non-core	146,000	—	146,000	12	n/a	0.0%
100	Charles City	IA	Non-core	96,600	—	96,600	11	n/a	0.0%
101	Webster City	IA	Non-core	40,800	—	40,800	4	n/a	0.0%
102	Chicago	IL	Non-core	120,700	17,200	103,600	9	n/a	14.2%
103	Orland Park	IL	Non-core	140,000	—	140,000	16	n/a	0.0%
104	Steger	IL	Non-core	87,400	—	87,400	3	n/a	0.0%
105	Elkhart	IN	Non-core	86,600	86,600	—	8	n/a	100.0%
106	Hopkinsville	KY	Non-core	85,100	64,600	20,500	13	Bargain Hunt, Farmer’s Furniture, Harbor Freight	76.0%
107	Paducah	KY	Non-core	97,300	64,400	32,900	9	Burlington Stores, Ross Dress for Less	66.2%
108	Lafayette	LA	Non-core	194,900	—	194,900	16	n/a	0.0%
109	Saugus	MA	Non-core	210,700	—	210,700	15	n/a	0.0%
110	Madawaska	ME	Non-core	49,700	—	49,700	2	n/a	0.0%
111	Lincoln Park	MI	Non-core	297,900	—	297,900	16	n/a	0.0%
112	Manistee	MI	Non-core	94,700	—	94,700	12	n/a	0.0%
113	Roseville	MI	Non-core	364,600	154,600	210,000	20	At Home, Hobby Lobby	42.4%
114	Sault Ste. Marie	MI	Non-core	92,700	—	92,700	5	n/a	0.0%
115	Ypsilanti	MI	Non-core	91,700	91,700	—	11	At Home	100.0%
116	Florissant	MO	Non-core	119,000	4,300	114,700	11	n/a	3.6%
117	Springfield	MO	Non-core	112,900	112,900	—	8	At Home	100.0%
118	Columbus	MS	Non-core	117,100	—	117,100	15	n/a	0.0%
119	Portsmouth	NH	Non-core	127,100	—	127,100	13	n/a	0.0%
120	Salem	NH	Non-core	251,600	123,800	127,800	12	Cinemark, Dick’s Sporting Goods	49.2%

	City	State	Planned Usage (3)	Total	Leased	Not Leased	Land Acres	Significant Tenants (1)	Leased (1)
121	Las Vegas	NV	Non-core	130,300	42,500	87,800	11	Round One Entertainment	32.6%
122	Reno	NV	Non-core	162,700	41,300	121,400	3	Round One Entertainment	25.4%
123	Albany	NY	Non-core	277,900	59,600	218,300	21	Whole Foods, REI, Ethan Allen	21.4%
124	Clay	NY	Non-core	146,500	—	146,500	11	n/a	0.0%
125	Olean	NY	Non-core	120,700	55,400	65,300	13	Marshall’s, Ollie’s Bargain Hunt	45.9%
126	Rochester	NY	Non-core	128,500	—	128,500	14	n/a	0.0%
127	Sidney	NY	Non-core	94,400	—	94,400	19	n/a	0.0%
128	Yorktown Heights	NY	Non-core	160,000	38,500	121,500	12	24 Hour Fitness	24.1%
129	Dayton	OH	Non-core	180,200	13,400	166,800	22	Outback Steakhouse	7.4%
130	Toledo	OH	Non-core	218,700	—	218,700	11	n/a	0.0%
131	Oklahoma City	OK	Non-core	223,700	50,300	173,300	19	Vasa Fitness	22.5%
132	Walnutport	PA	Non-core	121,200	—	121,200	17	n/a	0.0%
133	Caguas	PR	Non-core	138,700	—	138,700	8	n/a	0.0%
134	Carolina	PR	Non-core	198,000	—	198,000	11	n/a	0.0%
135	Warwick	RI	Non-core	131,500	123,100	8,400	20	At Home, Hook & Reel, Skechers	93.6%
136	El Paso	TX	Non-core	114,200	99,100	15,100	11	dd’s Discount, Ross Dress for Less, Five Below, Burlington Stores	86.8%
137	Chesapeake	VA	Non-core	169,700	—	169,700	15	n/a	0.0%
	Total - Consolidated Properties			15,373,000	6,379,200	8,993,600	1,802		41.5%
	Average - Consolidated Properties			112,200	46,600	65,600	13		41.5%

Unconsolidated Properties
					GLA (1)
	City	State	Planned Usage (3)	Total	Leased	Not Leased	Joint Venture	Land Acres	Significant Tenants (1)	Leased (1)
1	Chandler	AZ	Retail	139,500	74,000	65,500	Macerich JV	10	Firestone	53.0%
2	Carson	CA	Retail	182,200	109,700	72,500	Carson JV	13	Burlington Stores, Chipotle, Ross Dress for Less	60.2%
3	Modesto	CA	Retail	120,500	80,500	40,000	Macerich JV	12	Dave & Busters, Dick’s Sporting Goods	66.8%
4	Santa Rosa	CA	Retail	165,400	—	165,400	Simon JV	7	n/a	0.0%
5	Danbury	CT	Retail	178,500	70,100	108,400	Macerich JV	12	Primark	39.3%
6	West Hartford	CT	Retail	163,700	117,400	46,300	West Hartford JV	15	buybuy Baby, REI, Cost Plus World Market, Shake Shack, Saks OFF 5th	71.7%
7	Naples	FL	Retail	67,400	67,400	—	GGP II JV	12	CMX Cinebistro, Uncle Julio’s	100.0%
8	Natick	MA	Retail	190,700	88,500	102,200	GGP I JV	2	Dave & Busters, Open World Entertainment	46.4%
9	Cockeysville	MD	Retail	160,200	131,200	29,000	Cockeysville JV	12	HomeGoods, Michaels Stores, OneLife Fitness, Ashley Furniture	81.9%
10	Wayne	NJ	Retail	281,000	205,400	75,600	GGP II JV	41	Cinemark, Dave & Busters, Yardhouse, BJ’s Wholesale	73.1%
11	Deptford	NJ	Retail	191,700	149,200	42,500	Macerich JV	14	Dick’s Sporting Goods, Round One Entertainment, Crunch Fitness	77.8%
12	Freehold	NJ	Retail	138,800	66,600	72,200	Macerich JV	10	Primark	48.0%
13	Nanuet	NY	Retail	221,400	—	221,400	Simon JV	14	n/a	0.0%
14	Tulsa	OK	Retail	150,200	—	150,200	Simon JV	12	n/a	0.0%
15	Austin	TX	Retail	164,600	—	164,600	Simon JV	16	n/a	0.0%
16	Santa Monica	CA	Premier Mixed Use	103,000	—	103,000	Mark 302 JV	3	n/a	0.0%
17	San Diego	CA	Premier Mixed Use	226,200	60,600	165,600	UTC JV	13	Equinox, CB2	26.8%
18	Cerritos	CA	Mixed Use	277,600	—	277,600	Macerich JV	20	n/a	0.0%
19	Altamonte Springs	FL	Mixed Use	125,700	—	125,700	GGP II JV	17	n/a	0.0%
20	Portland	OR	Mixed Use	220,000	—	220,000	Macerich JV	4	n/a	0.0%
21	Ann Arbor	TX	Mixed Use	170,600	—	170,600	Simon JV	15	n/a	0.0%
22	Austin	TX	Mixed Use	—	—	—	RD Development JV	11	n/a	0.0%
23	Alexandria	VA	Mixed Use	—	—	—	Foulger Pratt/Howard Hughes	—	n/a	0.0%
24	Lynnwood	WA	Residential	49,300	49,300	—	Brookfield	12	Dave & Busters, Cheesecake Factory	100.0%
25	Frisco	TX	Residential	162,900	—	162,900	GGP I JV	11	n/a	0.0%
	Total - Unconsolidated Properties			3,851,100	1,269,900	2,581,200		308		33.0%
	Average - Unconsolidated Properties			154,000	50,800	103,200		13		33.0%

(1) Based on signed leases as of December 31, 2021, including SNO Leases.
(2) Property subject to a lease or ground lease.
(3) Planned usage may be subject to entitlements.

162	Grand Total - All Properties			19,224,100	7,649,100	11,574,800				39.8%
162	Grand Total - All Properties (at share)			17,243,900	6,981,200	10,262,500				40.5%

		GLA (1)
Planned Usage	Total	Total	Leased	Not Leased	Land Acres
Consolidated Properties
Multi-tenant Retail	38	4,826	4,083	743	491
Residential	31	823	384	439	429
Premier Mixed Use	5	285	186	99	99
Non-core	63	9,439	1,727	7,712	784
Unconsolidated Properties
Multi-tenant Retail	15	2,516	1,160	1,356	202
Residential	2	212	49	163	23
Premier Mixed Use	2	329	61	269	16
Mixed Use	6	794	—	794	67

(1) Based on signed leases as of December 31, 2021; GLA presented at the Company’s proportional share

Multi-Tenant Retail Portfolio

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the multi-tenant retail portfolio based on signed leases as of December 31, 2021, including Unconsolidated Properties presented at the Company’s proportional share and after giving effect to the pending termination:

State	Number of Properties	Annual Rent	% of Total Annual Rent	Rent PSF
California	6	$11,167	15.6%	$19.84
Florida	4	9,341	13.1%	19.71
Virginia	3	6,969	9.8%	19.99
Pennsylvania	1	5,878	8.2%	28.16
Illinois	3	5,134	7.2%	11.85
New York	2	4,404	6.2%	20.68
Wisconsin	2	3,882	5.4%	15.89
Texas	3	3,520	4.9%	11.73
New Jersey	1	3,515	4.9%	30.02
Tennessee	1	2,802	3.9%	27.69
Total Top 10	26	$56,612	79.3%	$18.85
Other (1)	12	14,813	20.7%	12.03
Total	38	$71,425	100.0%	$16.87
(1)
Includes 10 states.

Tenant Overview

The following table provides a summary of annual base rent for the multi-tenant retail portfolio based on signed leases as of December 31, 2021, including Unconsolidated Properties presented at the Company’s proportional share and after giving effect to the pending termination:

(in thousands except number of leases and PSF data)

	Number of	Leased	% of Total	Annual	% of Total	Annual
Tenant	Leases	GLA	Leased GLA	Rent	Annual Rent	Rent PSF
In-place leases	138	3,668	86.6%	$61,979	86.8%	$16.90
SNO leases	25	566	13.4%	9,446	13.2%	16.68
Total	163	4,234	100.0%	$71,425	100.0%	$16.87

Top Tenants

The following table lists the top tenants in our multi-tenant retail portfolio based on signed leases as of December 31, 2021, including Unconsolidated Properties presented at the Company’s proportional share and giving effect to the pending termination:

(dollars in thousands)
Tenant	Number of Leases	Annual Rent	% of Total Annual Rent	Concepts/Brands
Dick's Sporting Goods	8	$10,177	14.2%	House of Sport
Dave & Buster's	6	6,087	8.5%
Round One Entertainment	4	4,100	5.7%
Cinemark	2	3,404	4.8%
Nordstrom Rack	5	3,033	4.2%
Burlington Stores	4	2,943	4.1%
At Home	2	2,803	3.9%
Primark	4	2,190	3.1%
Ross Dress For Less	7	1,984	2.8%	Ross Dress for Less, dd's Discounts
AMC	1	1,837	2.6%
Bed Bath & Beyond	5	1,820	2.5%	Bed Bath & Beyond, BuyBuyBaby, Cost Plus World Market, andThat!
TJX	3	1,699	2.4%	TJ Maxx, Marhsalls, HomeGoods, HomeSense, Sierra Trading Post
Amazon	2	1,691	2.4%
Floor & Décor	3	1,171	1.6%
Aldi	2	865	1.2%
PetSmart	1	816	1.1%
Ulta Salon	1	766	1.1%
Bob's Discount Furniture	4	707	1.0%

Lease Expirations

The following table sets forth a summary schedule of lease expirations for signed leases, including SNO leases, of our multi-tenant portfolio as of December 31, 2021, including Unconsolidated Properties presented at the Company’s proportional share and giving effect to the pending termination. The information set forth in the table assumes that no other tenants exercise renewal options or early termination rights:

(in thousands except number of leases)

Year	Number of Leases	Leased GLA	% of Total Leased GLA	Annual Rent	% of Total Annual Rent
Month-to-Month	4	18	0.4%	$240	0.3%
2022	2	9	0.2%	144	0.2%
2023	10	338	8.0%	6,331	8.9%
2024	6	194	4.6%	1,049	1.5%
2025	6	204	4.8%	1,942	2.7%
2026	10	268	6.3%	3,705	5.2%
2027	7	206	4.9%	2,587	3.6%
2028	17	278	6.6%	5,044	7.1%
2029	28	675	15.9%	12,680	17.8%
2030	7	119	2.8%	1,596	2.2%
2031	21	704	16.6%	10,936	15.3%
Thereafter	20	653	15.4%	15,725	22.0%
SNO Leases	25	566	13.4%	9,446	13.2%
Total	163	4,232	100.0%	$71,425	100.0%
Premier Portfolio

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the premier portfolio based on signed leases as of December 31, 2021, including Unconsolidated Properties presented at the Company’s proportional share and after giving effect to the pending termination:

(in thousands except property count and PSF data)

State	Number of Properties	Annual Rent	% of Total Annual Rent	Rent PSF
Florida	2	$8,172	63.1%	$67.91
New York	1	2,389	18.5%	41.24
California	2	2,173	16.8%	71.79
Washington	1	213	1.6%	28.34
Texas	1	—	0.0%	-
Total	7	$12,947	100.0%	$59.94

Tenant Overview

The following table provides a summary of annual base rent for the premier portfolio based on signed leases as of December 31, 2021, including Unconsolidated Properties presented at the Company’s proportional share and after giving effect to the pending termination:

(in thousands except number of leases and PSF data)

	Number of	Leased	% of Total	Annual	% of Total	Annual
Tenant	Leases	GLA	Leased GLA	Rent	Annual Rent	Rent PSF
In-place leases	15	53	24.4%	$2,974	23.0%	$56.49
SNO leases	22	163	75.6%	9,973	77.0%	61.04
Total	37	216	100.0%	$12,947	100.0%	$59.93

Residential Portfolio

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the residential portfolio based on signed leases as of December 31, 2021, including Unconsolidated Properties presented at the Company’s proportional share and after giving effect to the pending termination:

State	Number of Properties	Annual Rent	% of Total Annual Rent	Total Acreage
Florida	5	$1,948	38.1%	72
Washington	1	866	16.9%	12
Oregon	1	765	14.9%	12
California	7	650	12.7%	104
Texas	5	270	5.3%	65
Minnesota	3	216	4.2%	47
Ohio	2	195	3.8%	39
Arizona	3	195	3.8%	19
Maryland	2	13	0.3%	25
Illinois	1	—	0.0%	17
Total Top 10	30	$5,118	100.0%	412
Other (1)	3	—	0.0%	34
Total	33	$5,118	100.0%	446
(1)
Includes 3 states.

Non-Core Portfolio

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the non-core portfolio based on signed leases as of December 31, 2021, including Unconsolidated Properties presented at the Company’s proportional share and after giving effect to the pending termination:

State	Number of Properties	Annual Rent	% of Total Annual Rent	Rent PSF
Alaska	1	$2,967	13.3%	$22.15
New York	6	2,497	11.2%	16.27
California	11	2,259	10.1%	15.95
New Hampshire	2	1,781	8.0%	14.39
Florida	6	1,724	7.7%	20.83
Nevada	2	1,686	7.6%	20.12
Michigan	5	1,616	7.2%	6.56
Rhode Island	1	1,533	6.9%	12.46
Kentucky	2	1,082	4.9%	8.38
Arizona	3	1,015	4.6%	20.07
Total Top 10	39	$18,160	81.5%	$14.32
Other (1)	24	4,136	18.5%	9.02
Total	63	$22,296	100.0%	$12.91
(1)
Includes 15 states and Puerto Rico.

Other Unconsolidated Properties

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the other consolidated properties based on signed leases as of December 31, 2021, presented at the Company’s proportional share and after giving effect to the pending termination:

State	Number of Properties	Annual Rent	% of Total Annual Rent	Rent PSF
New Jersey	3	$4,424	38.7%	$21.01
Connecticut	2	2,009	17.6%	21.43
California	4	1,330	11.6%	21.38
Massachusetts	1	1,108	9.7%	25.05
Maryland	1	1,044	9.1%	15.92
Florida	2	967	8.5%	28.71
Arizona	1	554	4.8%	14.99
New York	1	—	0.0%	—
Virginia	1	—	0.0%	—
Texas	2	—	0.0%	—
Total Top 10	18	$11,436	100.0%	$20.91
Other (1)	3	—	0.0%	—
Total	21	$11,436	100.0%	$20.91
(1)
Includes 3 states.

Tenant Overview

The following table provides a summary of annual base rent for the other unconsolidated properties based on signed leases as of December 31, 2021, presented at the Company’s proportional share and after giving effect to the pending termination:

(in thousands except number of leases and PSF data)

	Number of	Leased	% of Total	Annual	% of Total	Annual
Tenant	Leases	GLA	Leased GLA	Rent	Annual Rent	Rent PSF
In-place leases	39	409	74.8%	$8,841	77.3%	$21.59
SNO leases	8	138	25.2%	2,596	22.7%	18.86
Total	47	547	100.0%	$11,437	100.0%	$20.91

Lease Expirations

The following table sets forth a summary schedule of lease expirations for signed leases, including SNO leases, of our other unconsolidated properties as of December 31, 2021, presented at the Company’s proportional share and giving effect to the pending termination. The information set forth in the table assumes that no other tenants exercise renewal options or early termination rights:

(in thousands except number of leases)

Year	Number of Leases	Leased GLA	% of Total Leased GLA	Annual Rent	% of Total Annual Rent
Month-to-Month	-	-	0.0%	$-	0.0%
2022	-	-	0.0%	-	0.0%
2023	-	-	0.0%	-	0.0%
2024	-	-	0.0%	-	0.0%
2025	1	4	0.7%	77	0.7%
2026	5	69	12.7%	1,387	12.1%
2027	1	2	0.4%	100	0.9%
2028	3	36	6.7%	792	6.9%
2029	9	56	10.2%	1,072	9.4%
2030	6	95	17.4%	1,523	13.3%
2031	6	55	10.0%	1,065	9.3%
Thereafter	8	92	16.8%	2,825	24.7%
SNO Leases	8	138	25.2%	2,596	22.7%
Total	47	547	100.0%	$11,437	100.0%

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

On March 15, 2021, the Court consolidated the Litigation with a case captioned Sears Holding Corp. et al. v. Andrew H. Tisch, et al., Case No. 20-07007 (RDD) (the “Shareholder Litigation,” and, together with the Litigation, the “Consolidated Litigation”). The Shareholder Litigation was brought by the UCC, Sears Holdings Corporation, and Sears, Roebuck and Co., against certain shareholders of Sears Holdings or its related companies. Seritage was not named as a defendant in the Shareholder Litigation, which alleges, among other things, that certain transactions undertaken by Sears Holdings since 2014 (including the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends. We believe that the claims against the Seritage Defendants in the Litigation are without merit and intend to defend against them vigorously.

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

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company. As of December 31, 2021, and December 31, 2020, the Company did not record any amounts for litigation or other matters.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “SRG”.

The following graph provides a comparison, from December 31, 2016 through December 31, 2021, of the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Class A shares of the Company, the Standard & Poor's ("S&P") 500 Index and the MSCI US REIT Index, an industry index of publicly-traded REITs, including the Company.

Index		12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Seritage Growth Properties	Cumulative$	100	95	76	94	34	31
	Return %		(5)	(24)	(6)	(66)	(69)
S&P 500	Cumulative$	100	119	112	144	168	213
	Return %		19	12	44	68	113
MSCI US REIT Index	Cumulative$	100	101	92	111	99	137
	Return %		1	(8)	11	(1)	37

Common Shares and Operating Partnership Units

On March 11, 2022, the reported closing sale price per share of our Class A common stock on the NYSE was $11.47.

As of March 11, 2022, there were 43,632,364 Class A common shares issued and outstanding which were held by approximately 139 shareholders of record. The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name.

In addition, as of March 11, 2022, there were 12,354,963 outstanding Operating Partnership units (“OP Units”) held by limited partners other than the Company. As of March 11, 2022, there are no Class B non-economic common shares outstanding and there are no Class C non-voting common shares outstanding.

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

The OP Units are generally exchangeable into shares of Class A common stock on a one-for-one basis.

Share-Based Compensation

The following table provides information with respect to the Company’s equity compensation plan as of December 31, 2021:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	288,068	(1)	n/a	(2)	2,445,410	(3)
Equity compensation plans not approved by security holders	—		—		—
Total	288,068		—		2,445,410

(1)
Represents restricted stock awards and units previously granted and that remain unvested as of December 31, 2021.
(2)
Weighted average exercise price does not apply to restricted stock units (“RSU”).
(3)
Shares remaining available for future issuance under the Seritage Growth Properties 2015 Share Plan, taking into account 84,216 shares of restricted stock previously granted and 720,374 shares subject to grants of RSUs previously granted (including those that remain unvested reported in column (a)).

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

REIT Election

We have elected to be treated as a REIT for U.S. federal income tax. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to either distribute capital gains to shareholders, or pay corporate income tax on the undistributed capital gains. A REIT will generally not pay U.S. federal income tax if it distributes 100% of its capital gains and ordinary income.

ITEM 6. RESERVED

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

For discussion of 2019 items and year-over-year comparisons between 2020 and 2019 that are not included in this Annual Report, refer to “Item 7. – Management Discussion and Analysis of Financial Condition and Results of Operations” found in our Annual Report for the fiscal year ended December 31, 2020, that was filed with the Securities and Exchange Commission on March 15, 2021.

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

Overview

We are principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of December 31, 2021, our portfolio consisted of interests in 162 properties comprised of approximately 19.2 million square feet of GLA or build-to-suit leased area, approximately 600 acres held for or under development and approximately 9.4 million square feet or approximately 800 acres to be disposed of. The portfolio consists of approximately 15.4 million square feet of GLA held by 137 Consolidated Properties and 3.9 million square feet of GLA held by 25 Unconsolidated Properties.

In the second quarter of 2021, we announced an organizational restructuring and in conjunction commenced a portfolio review resulting in the modification of the business plans for certain assets. We continue to evaluate our strategy and at this time, we expect to reposition our portfolio into three business lines: residential developments, premier mixed-use assets, and multi-tenant retail destinations.

COVID-19 Pandemic

The COVID-19 pandemic has caused and continues to cause significant impacts on the real estate industry in the United States, including the Company’s properties.

As a result of the development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions may change, potentially significantly, in future periods and results for the year ended December 31, 2021 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

As of December 31, 2021, we had collected 97% of rental income for the year ended December 31, 2021, and agreed to defer an additional 1%. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

Board of Trustees Matters

On March 1, 2022, the Company announced that Mr. Lampert retired as its Chairman and resigned from the Board of Trustees effective March 1, 2022, and that each of Messrs. David S. Fawer and Thomas M. Steinberg, members of the Board of Trustees, notified the Board of Trustees that he would not stand for reelection as a trustee. Messrs. Fawer’s and Steinberg’s terms will each end at the Company’s 2022 annual meeting of shareholders.

Review of Strategic Alternatives

On March 1, 2022, the Company announced that its Board of Trustees has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a Special Committee to oversee the process. The Special Committee has retained a financial advisor. The Company is in the early stages of the strategic review process and its current intention is not to disclose or comment on interim developments with respect to the process. There can be no assurance that the review process will result in any transaction or any strategic change at this time. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations— There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.”

Asset Sales and Unconsolidated Properties

During the year ended December 31, 2021, the Company sold 21 properties, plus additional outparcels, and generated gross proceeds of $395.4 million and also contributed a property to an unconsolidated entity that generated an additional $30.0 million of gross proceeds.

As of March 11, 2022, we had 13 assets under contract to sell for total anticipated proceeds of $146.3 million, subject to buyer diligence and closing conditions.

Effects of Natural Disasters

The Company assessed the impact of the natural disasters that occurred during the year ended December 31, 2021 and determined that natural disasters did not have a material impact on our operating results or financial position. The Company did not experience interruptions in rental payments related to natural disasters nor has it incurred material capital expenditures to repair any property damage. As a result of changes to weather patterns caused by climate change, our properties could experience increased storm intensity and other natural disasters in future periods and, as such, we cannot provide assurance that natural disasters will not have a material impact on our financial condition, results of operations or cash flows over the foreseeable future.

Impairment of real estate assets and investments in unconsolidated entities

In the second quarter of 2021, we announced an organizational restructuring and in conjunction commenced a portfolio review resulting in the modification of the business plans for certain assets. As a result of the foregoing, our intent, anticipated holding periods and/or projected cash flows with respect to certain assets evolved. This triggered a recoverability analysis of the carrying value of those assets over their respective holding periods. We have recognized $95.8 million of impairment losses in the year ended December 31, 2021, which are included in impairment on real estate assets within the condensed consolidated statements of operations, in part as a result of this portfolio review. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our Consolidated Properties and investments in unconsolidated entities.

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

Comparison of the Year Ended December 31, 2021 to the Year Ended December 31, 2020

The following table presents selected data on comparative results from the Company’s consolidated statements of operations for the year ended December 31, 2021, as compared to the year ended December 31, 2020 (in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Revenue
Rental income	$115,651	$116,202	$(551)	0%
Expenses
Property operating	$45,007	$41,164	$3,843	9%
Real estate taxes	35,256	36,768	(1,512)	-4%
Depreciation and amortization	51,199	95,997	(44,798)	-47%
General and administrative	41,949	28,849	13,100	45%
Gain on sale of real estate	221,681	88,555	133,126	150%
Gain on sale of interests in unconsolidated entities	—	1,758	(1,758)	-100%
Impairment on real estate assets	(95,826)	(64,108)	(31,718)	49%
Equity in loss of unconsolidated entities	(9,226)	(4,712)	(4,514)	96%
Interest and other income	9,285	3,394	5,891	174%
Interest expense	(107,975)	(91,316)	(16,659)	18%

Rental Income

The following table presents the results for rental income for the year ended December 31, 2021, as compared to the corresponding period in 2020 (in thousands):

	Year Ended December 31,
	2021		2020
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears/Kmart	$4,510	4%	$14,693	13%	$(10,183)
Diversified tenants	108,845	94%	104,699	90%	4,146
Straight-line rent	2,269	2%	(4,983)	-5%	7,252
Amortization of above/below market leases	27	0%	1,793	2%	(1,766)
Total rental income	$115,651	100%	$116,202	100%	$(551)

The decrease of $10.2 million in Sears or Kmart rental income during 2021 is due to a reduction in the number of properties leased to Sears or Kmart under the Holdco Master Lease, as a result of termination activity. As of March 11, 2021, Sears no longer occupies space at any properties.

The increase of $4.1 million in rental income during 2021 was due primarily to releasing space at higher rates.

The decrease of $7.3 million in straight-line rental income during 2021 was due primarily to (i) the accelerated amortization of straight-line rent receivables was a result of termination activity under the Holdco Master Lease and (ii) the reversal of previously recorded straight-line rent that the Company deemed was no longer probable of being collected.

The decrease of $1.8 million in amortization of above/below market leases during 2021 was due primarily to the termination of certain leases previously acquired by the Company.

Property Operating Expenses and Real Estate Taxes

The following table presents the comparative results for property operating expenses and real estate taxes for the year ended December 31, 2021 as compared to the corresponding period in 2020 (in thousands):

	Year Ended December 31,
	2021	2020	$ Change	% Change
Property operating expenses	$45,007	$41,164	$3,843	9%
Real estate taxes	35,256	36,768	(1,512)	-4%

The increase of $3.8 million in property operating expense for the year ended December 31, 2021 was due primarily to an increase in utility and certain common area maintenance expenses at properties for which Sears or Kmart paid such expenses directly and a decrease in amounts capitalized.

The decrease of $1.5 million in real estate taxes for the year ended December 31, 2021 was due primarily to asset sales and partially offset by a decrease in amounts capitalized due.

Depreciation and Amortization Expenses

The decrease of $44.8 million in depreciation and amortization expenses for the year ended December 31, 2021 was due primarily to a decrease of $23.3 million in accelerated amortization from terminations and $21.5 million in lower net scheduled depreciation.

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

The $13.1 million increase was primarily related to a $5.5 million increase in severance and restructuring costs, an increase in share-based compensation as a result of forfeitures and reversals of the bonus accrual related to the resignations of our former chief executive officer and chief financial officer in 2020, and decreased capitalized wages. This was partially offset by a $1.0 million decrease in legal fees related to our litigation and reduced asset management fees.

Gain on Sale of Real Estate

During the year ended December 31, 2021, the Company sold 21 properties, including outparcels, for aggregate consideration of $395.4 million and recorded gains totaling $197.0 million, which are included in gain on sale of real estate within the consolidated statements of operations. The Company also contributed its property located in Alexandria, VA to an unconsolidated entity for a contribution value of $30.0 million and recorded a gain of $22.6 million which is included in gain on sale of real estate within the consolidated statements of operations.

Impairment of Real Estate Assets

During 2021, the Company recognized $95.8 million in impairment of 39 real estate assets, which is included within the consolidated statements of operations.

Interest Expense

The increase of $16.7 million in interest expense for the year ended December 31, 2021 was driven by a decrease in amounts capitalized due to a decrease in development activity and an increase of costs incurred related to one-time mortgage recording costs.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and the reinvestment in and redevelopment of our properties (“development expenditures”). Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the year ended December 31, 2021 and the Company recorded net operating cash outflows of $136.0 million. Additionally, the Company’s generated investing cash inflows of $260.7 million during the year ended December 31, 2021, which were driven by asset sales and partially offset by development expenditures.

Obligations are projected to continue to exceed property rental income and we expect to fund such Obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement.

•
Sales of interests in Consolidated Properties. As of December 31, 2021, we have sold 90 Consolidated Properties and generated approximately $986.8 million of gross proceeds since we began our capital recycling program in July 2017;
•
Sales of interests in Unconsolidated Properties. As of December 31, 2021, we have sold our interests in 15 Unconsolidated Properties and generated approximately $278.1 million of gross proceeds since July 2017. Certain of our unconsolidated entity agreements also include rights that allow us to sell our interests in select Unconsolidated Properties to our partners at fair market value;

•
New unconsolidated entities. As of December 31, 2021, we have contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures in proportion to our partners’ interests in the unconsolidated entities;

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

As of March 11, 2022, we had 13 assets under contract to sell for total anticipated proceeds of $146.3 million, subject to customary due diligence and closing conditions.

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

Our Term Loan Facility includes a $400.0 million Incremental Funding Facility (as defined below), access to which is subject to rental income from non-Sears Holdings tenants of at least $200.0 million, on an annualized basis and after giving effect to SNO leases expected to commence rent payment within 12 months, which we have not yet achieved. The timing of our ability to access the Incremental Funding Facility.

The availability of liquidity from the above sources or initiatives is subject to a range of risks and uncertainties, including those discussed under “Risk Factors—Real estate investments are relatively illiquid” and “Risk Factors—We have ongoing capital needs and may not be able to obtain additional financing or other sources of funding on acceptable terms.”

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (as amended, the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”). The Term Loan Facility matures on July 31, 2023, with the ability to extend based on meeting certain criteria.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the consolidated statements of operations.

As of December 31, 2021, the aggregate principal amount outstanding under the Term Loan Facility was $1.44 billion.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under Term Loan Amendment as further described below.

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

As of December 31, 2021, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of December 31, 2021, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets. During 2019, Berkshire Hathaway requested mortgages on a majority of the Company’s portfolio which were recorded in accordance with the mortgage and collateral requirement (the “Lender Request”). There are no other changes to the terms and conditions of the Term Loan Facility, or the Company’s ability to operate thereunder, as a result of providing mortgages against any of the Company’s assets pursuant to the mortgage and collateral requirement. The Company accounted for the Lender Request transaction as a modification of debt as of December 31, 2019.

The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement. As of December 30, 2021 and 2020, the unamortized balance of the Company’s debt issuance costs were $0.7 million and $1.1 million, respectively.

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

On November 24, 2021, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Second Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that (i) the “make whole” provision in the Senior Secured Term Loan Agreement shall not be applicable to prepayments of principal ; and (ii) the Senior Secured Term Loan Agreement, as amended for (i) above, may at the Operating Partnership's election be extended for two years from July 31, 2023 to July 31, 2025 (the “Maturity Date”) if its principal has been reduced to $800 million by the Maturity Date. If it has not been reduced to this limit by the Maturity Date, the loan will be due and payable on that date. In all other respects, the Senior Secured Term Loan Agreement remains unchanged.

The Company currently anticipates it will continue to use sales of Consolidated Properties as the primary source of capital to repay principal on the Term Loan and its obligations.

Preferred Shares

As of December 31, 2021, we had 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) outstanding. We may not redeem the Series A Preferred Shares before December 14, 2022, except to preserve our status as a REIT or upon the occurrence of a Change of Control, as defined in the trust agreement addendums designating the Series A Preferred Shares. On and after December 14, 2022, we may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during 2021. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Company’s Board of Trustees also declared the following dividends on Company’s Series A Preferred Shares during 2022, 2021 and 2020:

Declaration Date	Record Date	Payment Date	Preferred Share
2022
February 16	March 31	April 15	$0.43750
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750
2020
December 17	December 31	January 15, 2021	$0.43750
September 17	September 30	October 15	0.43750
June 9	June 30	July 15	0.43750
February 18	March 31	April 15	0.43750

Our Board of Trustees will continue to assess the Company’s investment opportunities and its expectations of taxable income in its determination of future distributions, if any.

Minimum Cash Requirements

Our contractual obligations relate to our Term Loan Facility and non-cancelable operating leases in the form of a ground lease at one of our properties, as well as an operating lease for our corporate office.

Information concerning our obligations and commitments to make future payments under contracts for these loan and lease agreements as of December 31, 2021 is aggregated in the following table (in thousands):

		Payments due by Period
		Within			After
Minimum Cash Requirements	Total	1 year	1 - 3 years	3 -5 years	5 years
Long-term debt (1)	$1,610,538	$106,698	$1,503,840	$—	$—
Operating leases	9,731	1,044	3,412	3,250	2,025
Total	$1,620,269	$107,742	$1,507,252	$3,250	$2,025

(1) Includes expected interest payments.

Capital Expenditures

During the year ended December 31, 2021 the Company invested $105.7 million in our consolidated development and operating properties and an additional $38.6 million into our unconsolidated joint ventures.

The Company also continued to advance its previously underway premier projects in Aventura, FL, Santa Monica, CA, and La Jolla, CA, and its pipeline of such projects, including its two previously announced multifamily projects, in Redmond, WA, and Dallas, TX, each of which represents the first phase of larger, mixed-use developments. A premier mixed use project in San Diego, CA and a multifamily project in Lynwood, WA, both in Unconsolidated Entities, opened in the fourth quarter of 2021.

During the year ended December 31, 2021, the Company, together with Foulger-Pratt and The Howard Hughes Corporation (NYSE: HHC), announced that it had entered into an agreement to advance the development of a 4.0 million-square-foot mixed-use community to include a new hospital campus at its Alexandria, VA property.

During the years ended December 31, 2021 and 2020, we incurred maintenance capital expenditures of approximately $2.6 million that were not associated with retenanting and redevelopment projects, respectively.

Cash Flows for the Year Ended December 31, 2021 Compared to December 31, 2020

The following table summarizes the Company’s cash flow activities for the years ended December 31, 2021 and 2020 (in thousands):

	Year Ended December 31,
	2021	2020	$ Change
Net cash (used in) operating activities	$(135,996)	$(47,314)	$(88,682)
Net cash provided by investing activities	260,707	42,868	217,839
Net cash (used in) provided by financing activities	(161,212)	15,440	(176,652)

Cash Flows from Operating Activities

Significant components of net cash used in operating activities include:

−
In 2021, a decrease in rental income and a decrease in accounts payable, accrued expenses and other liabilities, partially offset by a decrease in tenant and other receivables.
−
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

Cash Flows from Investing Activities

Significant components of net cash provided by (used in) investing activities include:

−
In 2021, $381.4 million of net proceeds from the sale of real estate offset by development of real estate of ($105.7) million and investments in unconsolidated entities of ($38.6) million; and
−
In 2020, development of real estate and property improvements of ($246.8) million and investments in unconsolidated entities of $(62.9) million, partially offset by $331.9 million of net proceeds from the sale of real estate and $13.1 million of net proceeds from the sale of members' interests in two unconsolidated entities.

Cash Flows from Financing Activities

Significant components of net cash provided by financing activities include:

−
In 2021, ($160.0) million cash repayment of Term Loan Facility principal, and ($4.9) million cash payment of preferred dividends, partially offset by $4.0 million contributions from noncontrolling interest in other partnerships;
−
In 2020, $20.4 million cash proceeds from sales-leaseback financing partially offset by ($4.9) million cash payments of preferred dividends.

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

On March 15, 2021, the Court consolidated the Litigation with a case captioned Sears Holding Corp. et al. v. Andrew H. Tisch, et al., Case No. 20-07007 (RDD) (the “Shareholder Litigation,” and, together with the Litigation, the “Consolidated Litigation”). The Shareholder Litigation was brought by the UCC, Sears Holdings Corporation, and Sears, Roebuck and Co., against certain shareholders of Sears Holdings or its related companies. Seritage was not named as a defendant in the Shareholder Litigation, which alleges, among other things, that certain transactions undertaken by Sears Holdings since 2014 (including the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends. We believe that the claims against the Seritage Defendants in the Litigation are without merit and intend to defend against them vigorously.

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

Critical Accounting Estimates

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

Real Estate Investments

The Company on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects including the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized $95.8 million and $64.1 million in impairment losses for the years ended December 31, 2021 and 2020.

Investments in Unconsolidated Entities

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions which include macroeconomic conditions that the value of the Company’s investments in unconsolidated entities may be impaired. An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value. No such impairment losses were recognized for the years ended December 31, 2021 or 2020.

Revenue Recognition

We evaluate on an individual lease basis whether it is probable that we will collect substantially all amounts due from our tenants and recognize changes in the collectability assessment of our operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectability of tenant receivables and considers payment history, current credit status, publicly available information about the financial condition of the tenant, the impact of COVID-19 on tenants' businesses, and other factors. Our assessment of the collectability of tenant receivables can have a significant impact on the rental revenue recognized in our consolidated statements of income.

Recent Accounting Pronouncements

Refer to Note 2 of the consolidated financial statements for recently issued accounting pronouncements.

Non-GAAP Supplemental Financial Measures and Definitions

The Company makes reference to NOI, Total NOI, FFO and Company FFO which are financial measures that include adjustments to GAAP.

Net Operating Income (“NOI”) and Total NOI

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

Funds from Operations (“FFO”) and Company FFO

FFO is calculated in accordance with National Association of REITs (“Nareit”) which defines FFO as net income computed in accordance with GAAP, excluding gains (or losses) from property sales, real estate related depreciation and amortization, and impairment charges on depreciable real estate assets. The Company considers FFO a helpful supplemental measure of the operating performance for equity REITs and a complement to GAAP measures because it is a recognized measure of performance by the real estate industry.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,
NOI and Total NOI	2021	2020	2019
Net loss	$(38,985)	$(152,964)	$(90,603)
Termination fee income	(3,378)	(7,604)	(5,545)
Management and other fee income	(1,032)	(293)	(1,598)
Depreciation and amortization	51,199	95,997	104,581
General and administrative expenses	41,949	28,849	39,156
Equity in loss of Unconsolidated Properties	9,226	4,712	17,994
Gain on sale of interests in Unconsolidated Properties	—	(1,758)	—
Gain on sale of real estate	(221,681)	(88,555)	(71,104)
Impairment on real estate assets	95,826	64,108	—
Interest and other income	(9,285)	(3,394)	(6,824)
Interest expense	107,975	91,316	94,519
Provision for income taxes	196	252	196
Straight-line rent adjustment	(2,269)	4,983	(15,590)
Above/below market rental income/expense	176	(1,793)	(495)
NOI	$29,917	$33,856	$64,687
Unconsolidated entities (1)
NOI of Unconsolidated Properties (2)	6,942	6,122	9,851
Straight-line rent	(885)	(681)	(152)
Above/below market rental income/expense	131	(713)	(1,719)
Termination fee income	(588)	(827)	—
Total NOI	$35,517	$37,757	$72,667

(1) Activity represents the Company's proportionate share of unconsolidated entity activity.
(2) NOI of Unconsolidated Properties excludes depreciation and amortization, gains, losses and impairments and management and administrative costs.

The following table reconciles FFO and Company FFO to GAAP net loss the years ended December 31, 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
FFO and Company FFO	2021	2020	2019
Net loss	$(38,985)	$(152,964)	$(90,603)
Real estate depreciation and amortization	49,758	93,963	102,439
Real estate depreciation and amortization (Unconsolidated Properties)	13,771	9,108	30,375
Gain on sale of interests in Unconsolidated Properties	—	(1,758)	—
Gain on sale of real estate	(221,681)	(88,555)	(71,104)
Impairment on real estate assets	95,826	64,108	—
Gains, losses and impairments of real estate (Unconsolidated Properties)	544	—	—
Dividends on preferred shares	(4,900)	(4,900)	(4,900)
FFO attributable to common shareholders and unitholders	$(105,667)	$(80,998)	$(33,793)
Termination fee income	(3,378)	(7,604)	(5,545)
Unconsolidated Property termination fee income	(588)	(827)	—
Amortization of deferred financing costs	422	421	434
Mortgage recording costs	2,383	—	5,008
Severance costs	3,506	425	—
Restructuring costs	2,009	—	—
Company FFO attributable to common shareholders and unitholders	$(101,313)	$(88,583)	$(33,896)

FFO per diluted common share and unit	$(1.89)	$(1.45)	$(0.61)
Company FFO per diluted common share and unit	$(1.81)	$(1.59)	$(0.61)

Weighted Average Common Shares and Units Outstanding
Weighted average common shares outstanding	42,393	38,298	36,413
Weighted average OP Units outstanding	13,566	17,576	19,387
Weighted average common shares and units outstanding	55,959	55,874	55,800

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2021, we had $1.44 billion of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility and an additional $20.6 million of sales-leaseback financing which is based on a fixed term and imputed interest rate and therefore, neither are subject to interest rate fluctuations.

As of December 31, 2021, the estimated fair value of our consolidated debt was $1.5 billion. The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

As of December 31, 2021, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2021, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our definitive proxy statement with respect to our 2022 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K, filed on March 15, 2021.

10.37†	Employment Agreement, dated February 7, 2021, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 9, 2021.

10.38	Amendment No. 2 to Senior Secured Term Loan Agreement, dated November 24, 2021, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 26, 2021.

21.1	List of subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

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

SERITAGE GROWTH PROPERTIES

Dated: March 15, 2022	/s/ Andrea Olshan

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrea Olshan	Chief Executive Officer and President (principal executive officer)	March 15, 2022
Andrea Olshan

/s/ John Garilli	Interim Chief Financial Officer (principal financial and accounting officer)	March 15 2022
John Garilli

/s/ David S. Fawer	Trustee	March 15, 2022
David S. Fawer

/s/ John T. McClain	Trustee	March 15, 2022
John T. McClain

/s/ Sharon Osberg	Trustee	March 15, 2022
Sharon Osberg

/s/ Thomas M. Steinberg	Trustee	March 15, 2022
Thomas M. Steinberg

/s/ Allison Thrush	Trustee	March 15, 2022
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Seritage Growth Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Liquidity — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations and certain development expenditures incurred during the year ended December 31, 2021. Obligations and certain development expenditures are projected to continue to exceed property rental income until the Company has redeveloped a majority of its portfolio and additional tenants have moved into the redeveloped sites and commenced paying rent.

The Company expects to fund its Obligations and certain development expenditures with cash on hand and sales of properties, subject to any approvals that may be required under the Company’s term loan facility.

We identified the Company’s liquidity disclosure as a critical audit matter because of the significant judgments in management’s plans to fund its Obligations and certain development expenditures. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate management’s conclusion that it is probable the Company’s plans will be effectively implemented within one year after the date the financial statements are issued and will provide the necessary cash flows to fund the Company’s Obligations and certain development expenditures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s liquidity disclosure included the following, among others:

•
We tested the effectiveness of the controls over management’s plan, key assumptions, and related disclosures.
•
We tested management’s key assumptions, including projected rental income and property operating costs by comparing such assumptions to underlying lease agreements and historical operating costs.
•
We evaluated management’s estimates relating to development expenditures by comparing to underlying development budgets and costs spent to date.
•
We evaluated the timing and likelihood of potential asset sales by comparing expected proceeds to executed contracts, comparable market information and historical transactions executed by the Company.
•
We engaged in discussions with management regarding the Company’s intent and ability to generate the planned capital through sales of properties.
•
We evaluated management’s plans in the context of other audit evidence and analyzed external filings and press releases to determine whether it supported or contradicted the conclusion reached by management.

Real Estate Investments – Impairment — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company, on a periodic basis, assesses whether there are indicators that carrying value of real estate assets may not be recoverable. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows to determine whether the undiscounted cash flows exceed the real estate asset’s carrying value. If the undiscounted cash flows are less than carrying value of a real estate asset, an analysis is performed to determine the estimated fair value of the real estate asset. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded on a real estate asset for the excess of its carrying value over its estimated fair value.

The Company makes significant assumptions in estimating future undiscounted cash flows, including capitalization rates and, as necessary, the discount rate and sales comparables to determine the estimated fair value of real estate assets. The Company recorded approximately $96 million of impairment losses for the year ended December 31, 2021.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating management’s estimated undiscounted cash flows and the estimated fair value of real estate assets included the following, among others:

•
We tested the effectiveness of the controls over management’s evaluation of real estate assets for impairment, specifically controls over the estimated undiscounted cash flows and the estimated fair value of real estate assets.
•
We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit and industry reports.
•
We engaged in discussions with management to evaluate the Company’s plans to develop an asset or dispose of an asset when evaluating the assumptions made by management.

•
We evaluated the Company’s determination of the estimated undiscounted cash flows for those assets with impairment indicators and, as necessary, the estimated fair value for assets that the carrying value was determined not to be recoverable by performing the following:
o
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including testing the source information underlying the determination of the capitalization rates and, as necessary, discount rates and sales comparables and (3) mathematical accuracy of the cash flow and estimated fair value models utilized by management.

/s/ Deloitte & Touche LLP

New York, New York

March 15, 2022

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Seritage Growth Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 15, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

March 15, 2022

SERITAGE GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Investment in real estate
Land	$475,667	$592,770
Buildings and improvements	994,221	1,107,532
Accumulated depreciation	(154,971)	(142,206)
	1,314,917	1,558,096
Construction in progress	381,194	352,776
Net investment in real estate	1,696,111	1,910,872
Real estate held for sale	-	1,864
Investment in unconsolidated entities	498,563	457,033
Cash and cash equivalents	106,602	143,728
Restricted cash	7,151	6,526
Tenant and other receivables, net	29,111	46,570
Lease intangible assets, net	14,817	18,595
Prepaid expenses, deferred expenses and other assets, net	61,783	63,755
Total assets (1)	$2,414,138	$2,648,943

LIABILITIES AND EQUITY
Liabilities
Term loan facility, net	$1,439,332	$1,598,909
Sales-leaseback financing obligations	20,627	20,425
Accounts payable, accrued expenses and other liabilities	109,379	146,882
Total liabilities (1)	1,569,338	1,766,216

Commitments and contingencies (Note 9)

Shareholders’ Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 43,632,364 and 38,896,428 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	436	389
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of December 31, 2021 and December 31, 2020; liquidation preference of $70,000	28	28
Additional paid-in capital	1,241,048	1,177,260
Accumulated deficit	(553,771)	(528,637)
Total shareholders’ equity	687,741	649,040
Non-controlling interests	157,059	233,687
Total equity	844,800	882,727
Total liabilities and equity	$2,414,138	$2,648,943

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets, as of December 31, 2021, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(0.9) million of accumulated depreciation and $4.0 million of other assets included in other line items. No consolidated VIEs existed on the Company's consolidated balance sheets as of December 31, 2020.

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
REVENUE
Rental income	$115,651	$116,202	$167,035
Management and other fee income	1,032	293	1,598
Total revenue	116,683	116,495	168,633
EXPENSES
Property operating	45,007	41,164	42,123
Real estate taxes	35,256	36,768	38,595
Depreciation and amortization	51,199	95,997	104,581
General and administrative	41,949	28,849	39,156
Total expenses	173,411	202,778	224,455
Gain on sale of real estate	221,681	88,555	71,104
Gain on sale of interests in unconsolidated entities	—	1,758	—
Impairment of real estate assets	(95,826)	(64,108)	—
Equity in loss of unconsolidated entities	(9,226)	(4,712)	(17,994)
Interest and other income	9,285	3,394	6,824
Interest expense	(107,975)	(91,316)	(94,519)
Loss before income taxes	(38,789)	(152,712)	(90,407)
Provision for income taxes	(196)	(252)	(196)
Net loss	(38,985)	(152,964)	(90,603)
Net loss attributable to non-controlling interests	10,836	47,938	31,206
Net loss attributable to Seritage	$(28,149)	$(105,026)	$(59,397)
Preferred dividends	(4,900)	(4,900)	(4,900)
Net loss attributable to Seritage common shareholders	$(33,049)	$(109,926)	$(64,297)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(0.78)	$(2.87)	$(1.77)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(0.78)	$(2.87)	$(1.77)
Weighted average Class A common shares outstanding - Basic	42,393	38,298	36,413
Weighted average Class A common shares outstanding - Diluted	42,393	38,298	36,413

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY

(Amounts in thousands, except per share and unit amounts)

							Additional		Non-
	Class A Common		Class B Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2019	35,668	$357	1,322	$13	2,800	$28	$1,124,504	$(344,132)	$369,688	$1,150,458
Net loss	—	—	—	—	—	—	—	(59,397)	(31,206)	(90,603)
Cumulative effect of accounting change (see Note 2)	—	—	—	—	—	—	—	(1,286)	—	(1,286)
Common dividends and distributions declared ($0.25 per share and unit)	—	—	—	—	—	—	—	(8,996)	(5,030)	(14,026)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	15	—	—	—	—	—	(3,523)	—	—	(3,523)
Share-based compensation	—	—	—	—	—	—	7,250	—	—	7,250
Share class surrenders (79,829 common shares)	—	—	(79)	(1)	—	—	1	—	—	—
OP Unit exchanges (1,214,577 units)	1,214	12	—	—	—	—	21,489	—	(21,501)	—
Balance at December 31, 2019	36,897	$369	1,243	$12	2,800	$28	$1,149,721	$(418,711)	$311,951	$1,043,370

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY (Continued)

(Amounts in thousands, except per share and unit amounts)

							Additional		Non-
	Class A Common		Class B Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2020	36,897	$369	1,243	$12	2,800	$28	$1,149,721	$(418,711)	$311,951	$1,043,370
Net loss	—	—	—	—	—	—	—	(105,026)	(47,938)	(152,964)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	97	1	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	(2,779)	—	—	(2,779)
Share class surrenders (1,242,536 common shares)	—	—	(1,243)	(12)	—	—	12	—	—	—
OP Unit exchanges (1,901,739 units)	1,902	19	—	—	—	—	30,307	—	(30,326)	—
Balance at December 31, 2020	38,896	$389	—	$—	2,800	$28	$1,177,260	$(528,637)	$233,687	$882,727

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF EQUITY (Continued)

(Amounts in thousands, except the per share and unit amounts)

							Additional		Non-
	Class A Common		Class B Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2021	38,896	$389	—	$—	2,800	$28	$1,177,260	$(528,637)	$233,687	$882,727
Net loss	—	—	—	—	—	—	—	(28,149)	(10,836)	(38,985)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	88	1	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	2,000	—	—	2,000
OP Unit exchanges (4,647,943 units)	4,648	46	—	—	—	—	61,789	—	(61,835)	—
Contributions to consolidated joint ventures	—	—	—	—	—	—	—	7,915	(3,957)	3,958
Balance at December 31, 2021	43,632	$436	—	$—	2,800	$28	$1,241,048	$(553,771)	$157,059	$844,800

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(38,985)	$(152,964)	$(90,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	9,226	4,712	17,994
Distributions from unconsolidated entities	1,623	213	877
Gain on sale of interest in unconsolidated entities	—	(1,758)	—
Gain on sale of real estate	(221,681)	(88,555)	(71,104)
Impairment of real estate assets	95,826	64,108	—
Share-based compensation	1,856	(3,035)	6,845
Depreciation and amortization	51,199	95,997	104,581
Amortization of deferred financing costs	422	421	434
Amortization of above and below market leases, net	176	(1,793)	(495)
Straight-line rent adjustment	(2,269)	4,983	(15,590)
Interest on sale-leaseback financing obligations	202	—	—
Change in operating assets and liabilities
Tenants and other receivables	5,771	9,725	2,556
Prepaid expenses, deferred expenses and other assets	(3,588)	(179)	(5,149)
Accounts payable, accrued expenses and other liabilities	(35,774)	20,811	(8,006)
Net cash used in operating activities	(135,996)	(47,314)	(57,660)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(38,644)	(62,891)	(54,193)
Net proceeds from disposition of interest in unconsolidated entities	—	19,551	—
Distributions from unconsolidated entities	12,584	1,150	1,884
Net proceeds from sale of real estate	392,422	331,878	140,505
Development of real estate	(105,655)	(246,820)	(387,686)
Net cash provided by (used in) investing activities	260,707	42,868	(299,490)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of Term Loan Facility	(160,000)	—	—
Proceeds from sale-leaseback financing obligations	—	20,425	—
Purchase of shares related to stock grant recipients’ tax withholdings	(269)	(85)	(3,523)
Preferred dividends paid	(4,900)	(4,900)	(4,900)
Common dividends paid	—	—	(17,964)
Non-controlling interests distributions paid	—	—	(10,060)
Contributions from noncontrolling interests in other partnerships	3,957	—	—
Net cash (used in) provided by financing activities	(161,212)	15,440	(36,447)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(36,501)	10,994	(393,597)
Cash, cash equivalents, and restricted cash, beginning of period	150,254	139,260	532,857
Cash, cash equivalents, and restricted cash, end of period	$113,753	$150,254	$139,260

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$143,728	$139,260	$532,857
Restricted cash at beginning of period	6,526	—	—
Cash and cash equivalents and restricted cash at beginning of period	$150,254	$139,260	$532,857

Cash and cash equivalents at end of period	$106,602	$143,728	$139,260
Restricted cash at end of period	7,151	6,526	—
Cash and cash equivalents and restricted cash at end of period	$113,753	$150,254	$139,260

	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$115,359	$117,866	$117,556
Capitalized interest	12,464	27,130	28,497
Income taxes paid	197	293	285
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$27,198	$20,586	$17,006
Preferred dividends declared and unpaid	1,225	1,225	1,225
Decrease in real estate, net resulting from deconsolidated properties
Real estate, net	(6,650)	(26,977)	(17,237)
Tenants and other receivables, net	—	(610)	(2)
Lease intangible assets, net	—	(567)	(26)
Prepaid expenses, deferred expenses and other assets, net	(761)	(528)	(84)
Accounts payable, accrued expenses and other liabilities	—	547	6
Transfer to real estate assets held for sale	(1,864)	(3,411)	(5,275)
Transfer of below market asset to right of use asset	—	—	(11,005)
Recording (removal) of right of use assets	(983)	1,598	19,373
Recording (removal) of lease liabilities	983	(1,598)	(8,368)
Property delivered in exchange	—	—	(2,075)
Property received in exchange	—	—	11,326
Property received in JV distribution	—	19,300	—
Non-cash property investment in JV distribution	—	(19,300)	—

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

Seritage is principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of December 31, 2021, the Company’s portfolio consisted of interests in 162 properties comprised of approximately 19.2 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 600 acres held for or under development and approximately 9.4 million square feet or approximately 800 acres to be disposed of. The portfolio consists of approximately 15.4 million square feet of GLA held by 137 wholly owned properties (such properties, the “Consolidated Properties”) and 3.9 million square feet of GLA held by 25 unconsolidated entities (such properties, the “Unconsolidated Properties”).

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

As of December 31, 2021, the Company no longer had any remaining properties leased to Holdco or Sears Holdings after giving effect to the termination of the remaining five Consolidated Properties, which were completed March 15, 2021, as further described in Note 5.

COVID-19 Pandemic

The Coronavirus (“COVID-19”) pandemic has caused and continues to cause significant impacts on the real estate industry in the United States, including the Company's properties.

As a result of the development, fluidity and uncertainty surrounding the situation, the Company expects that these conditions may change, potentially significantly, in future periods and results for the year ended December 31, 2021 may not be indicative of the impact of the COVID-19 pandemic on the Company's business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operation or cash flows over the foreseeable future.

As of December 31, 2021, the Company had collected 97% of rental income for the year ended December 31, 2021, and agreed to defer an additional 1%. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the year ended December 31, 2021 and the Company recorded net operating cash outflows of $136.0 million. Additionally, the Company generated investing cash inflows of $260.7 million during the year ended December 31, 2021, which were driven by asset sales and partially offset by development expenditures.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, cash on hand, and sales of Consolidated Properties, subject to any approvals that may be required under the Company’s Term Loan Facility, as described in Note 6. As of March 11, 2022, the Company had 13 assets under contract to sell for total anticipated proceeds of $146.3 million, subject to customary due diligence and closing conditions. Management has determined that it is probable its plans will be effectively implemented within one year after the date the financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s obligations and development expenditures.

With regard to the period beyond one year after the financial statements are issued, the Company’s Term Loan Facility, which had an outstanding balance at December 31, 2021 of $1.44 billion and matures in July of 2023, was amended in November 2021 whereby the maturity date may be extended for two years from July 31, 2023 to July 31, 2025 if its aggregate principal balance has been reduced to $800 million by July 31, 2023. If the principal balance is not reduced to $800 million by July 31, 2023, the loan will be due and payable on that date. The Company currently anticipates it will continue to use sales of Consolidated Properties as the primary source of capital to repay principal on the Term Loan, its obligations and certain development expenditures.

On March 1, 2022, the Company announced that its Board of Trustees had commenced a process to review a broad range of strategic alternatives. The Board has created a Special Committee (the “Special Committee”) of the Company’s Board of Trustees to oversee the process. The Special Committee has retained Barclays as its financial advisor. The Company is in the early stages of the strategic review process. There can be no assurance that the review process will result in any transaction or any strategic change at this time.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which they have a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of December 31, 2021, the Company consolidates two VIEs in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entities, specifically surrounding the development plan. As of December 31, 2021 and December 31, 2020, the Company has investments in several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

As of December 31, 2021, the Company holds a 77.9% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership. As of March 15, 2022, the Company holds a 77.9% interest in the Operating Partnership. The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. Accordingly, the Company consolidates the Operating Partnership. The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the consolidated balance sheets.

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

Segment Reporting

The Company currently operates in a single reportable segment which includes the ownership, development, redevelopment, management, sale and leasing of real estate properties. The Company’s chief operating decision maker, its principal executive officer, assesses and measures the operating and financial results for each property on an individual basis and does not distinguish or group properties based on geography, size, or type. The Company, therefore, aggregates all properties into one reportable segment due to their similarities with regard to the nature and economics of the properties, tenants, and operational process.

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

The Company, on a periodic basis, assesses whether there are indicators that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects, including the effects of demand, competition, and other economic factors, such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment losses of $95.8 million and $64.1 million during the years ended December 31, 2021 and 2020, respectively. The Company did not recognize any impairment losses during the year ended December 31, 2019.

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received. Consideration consists of cash proceeds received and in certain circumstances, non-cash consideration which is typically in the form of equity in unconsolidated entities when the asset is contributed to a joint venture. Gains and losses from the disposition if real estate are recorded as gain (loss) on sale of real estate on the Company’s consolidated statements of operations. Refer to Note 4 for more information on the Company’s unconsolidated entity transactions.

The following table summarizes the Company’s gain on sale of real estate, net during the years ended December 31, 2021, 2020, and 2019 (in millions):

	Year Ended December 31,
	2021	2020	2019
Contributions to unconsolidated entities
Gross proceeds	$30.0	$27.0	$21.7
Gain (loss) on sale of real estate, net	22.6	(1.5)	3.9
Dispositions to third parties
Gross proceeds	$395.4	$333.4	$144.3
Gain on sale of real estate, net (1)(2)(3)	197.0	120.1	63.7
Total gains on contributions and dispositions, net	$219.6	$118.6	$67.6

(1)
Excludes gain of $2.1 million for the year ended December 31, 2021, related to the revaluation of Cockeysville JV to adjust the gain from $12.5 million to $14.6 million as further described in Note 4 below.
(2)
Excludes loss of $30.0 million for the year ended December 31, 2020, related to the revaluation of Mark 302 JV to adjust the gain from $38.8 million to $8.8 million as further described in Note 4 below.
(3)
Includes gain of $6.9 million related to the exchange of a portion of one land parcel for two parcels of approximately equal size for the year ended December 31, 2019.

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

As of December 31, 2021, no properties were classified as held for sale, and as of December 31, 2020, one property was classified as held for sale with assets of $1.9 million and no liabilities.

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

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions which include macroeconomic conditions, that the value of the Company’s investments in unconsolidated entities may be impaired. An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value. .

No such impairment losses were recognized for the years ended December 31, 2021, 2020 or 2019.

Restricted Cash

As of December 31, 2021, restricted cash represents cash collateral for a letter of credit. As of December 31, 2020 restricted cash represents cash received as proceeds for a sale which did not meet the criteria for sale accounting at December 31, 2020, as well as cash collateral for a letter of credit.

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

The Company recorded a reduction to rental income of $0.2 million and $5.6 million during the years ended December 31, 2021 and 2020, respectively, as a result of the Company’s evaluation of collectability. In addition, the Company recorded a reduction of income of previously recorded straight-line rent of $1.2 million and $5.0 million for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company recorded an increase to rental income of $0.8 million and a decrease to rental income of $1.8 million related to the allowance for deferral agreements, respectively.

Due to the COVID-19 pandemic, the Company has entered into amendments to existing leases with certain tenants (the “Rent Deferral Agreements”), that provide for the deferral of all or some portion of rental payments due during the period which such tenant was affected by the COVID-19 pandemic (“Deferred Rent”). The Rent Deferral Agreements typically provide for repayment of the Deferred Rent within six to 12 months following the end of the rent deferral period and, in many instances, waive certain other conditions in favor of the Company while Deferred Rent is outstanding. Deferred Rent generally becomes immediately due and payable under the Rent Deferral Agreements if the tenant does not make the minimum contractual payments or otherwise defaults on the lease. We recognize lease concessions related to the COVID-19 pandemic such as rent deferrals and abatements in accordance with the Lease Modification Q&A issued by the Financial Accounting Standards Board (“FASB”), in April 2020, which provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. As a result, the Company has not adjusted accrued rental revenues or the portion of accrued rental revenues related to the straight-line method for the portion which has been deferred. When the Deferred Rent is repaid, the Company will relieve the accrual in tenant and other receivables.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of December 31, 2021, the Company has one tenant that comprises 10.2% of annualized based rent, with no other tenants exceeding 10.0% of annualized based rent. The Company’s portfolio of 137 Consolidated Properties and 25 Unconsolidated Properties was diversified by location across 38 states and Puerto Rico.

Earnings per Share

The Company has three classes of common stock. The rights, including the liquidation and dividend rights, of the holders of the Company’s Class A common shares and Class C non-voting common shares are identical, except with respect to voting. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The net earnings (loss) per share amounts are the same for Class A and Class C common shares because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Since August 29, 2018, all outstanding Class C common shares had been exchanged for Class A common shares and there are currently no Class C common shares outstanding.

Class B non-economic common shares are excluded from earnings per share computations as they do not have economic rights. As of December 31, 2020, all outstanding Class B common shares had been surrendered and there are currently no Class B common shares outstanding.

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

Recently Issued Accounting Pronouncements

The Company has not adopted any Accounting Standards Updates (“ASUs”) issued by the FASB during the year ended December 31, 2021. Any other recently issued accounting standards or pronouncements not disclosed have been excluded as they either are not applicable to the Company, or they are not expected to have a material effect on the consolidated financial statements of the Company.

The following presents ASUs issued by FASB which have been adopted by the Company:

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

The Company also combined $11,005 of below-market lease assets pertaining to a ground lease where we are a lessee with the right of use asset recorded for the ground lease as required upon adoption of ASU 2016-02. The below-market lease asset was previously recorded within the lease intangibles on the consolidated balance sheets

ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) ASU 2018-19, Codification improvements to Topic 326, Financial Instruments – Credit Losses

ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, requiring the use of an “expected credit loss” model and adding more disclosure requirements.

ASU 2018-19 clarifies that impairment of receivables arising from operating leases should accounted for in accordance with Topic 842, Leases.

	January 1, 2020	The Company’s adoption of ASU 2016-13 and 2018-19 did not have a material impact on our consolidated financial statements.
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

April 10, 2020

The Company elected to avail itself of the relief provided in the Lease Modification Q&A for all leases which were modified during the second quarter of 2020. The Company entered into Rent Deferral Agreements on 66 leases during the year ended December 31, 2020 and one additional lease during the year ended December 31, 2021. The Company has determined that the deferral agreements are all substantially similar arrangements and has elected to bypass the lease by lease analysis. This election did not result in a material change to the Company’s financial statements. The impact of this election is dependent upon the circumstances and characteristics of future modifications and as such the impact of the Lease Modification Q&A may change. Refer to Note 2 for further information regarding the deferral agreements and their impact to the Company’s results of operations.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of December 31, 2021 and 2020 (in thousands):

December 31, 2021
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases	$30,071	$(16,670)	$13,401
Above-market leases	3,925	(2,509)	1,416
Total	$33,996	$(19,179)	$14,817

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases	$5,802	$(2,146)	$3,656
Total	$5,802	$(2,146)	$3,656

December 31, 2020
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases	$73,169	$(56,369)	$16,800
Above-market leases	4,139	(2,344)	1,795
Total	$77,308	$(58,713)	$18,595

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases	$6,626	$(2,440)	$4,186
Total	$6,626	$(2,440)	$4,186

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $ 0.1 million, $1.8 million and $0.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.2 million for each of the years ended December 31, 2021, 2020 and 2019. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $3.1 million, $42.5 million and $40.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground leases	In-place leases
2022	$(48)	$203	$2,771
2023	1	203	1,906
2024	22	203	1,369
2025	91	203	1,062
2026	185	203	709
Thereafter	1,989	9,433	5,584

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

As of December 31, 2021, the Company had investments in ten unconsolidated entities as follows:

		Seritage %	# of	Total
Unconsolidated Joint Venture	Joint Venture Partner	Ownership	Properties	GLA
GS Portfolio Holdings II LLC (“GGP I JV”)	Brookfield Properties Retail	50.0%	3	402,900
GS Portfolio Holdings (2017) LLC (“GGP II JV”)	Brookfield Properties Retail	50.0%	3	474,100
MS Portfolio LLC (“Macerich JV”)	The Macerich Company	50.0%	7	1,266,600
SPS Portfolio Holdings II LLC (“Simon JV”)	Simon Property Group, Inc.	50.0%	5	872,200
Mark 302 JV LLC (“Mark 302 JV”)	An investment fund managed by Invesco Real Estate	50.0%	1	103,000
SI UTC LLC (“UTC JV”)	A separate account advised by Invesco Real Estate	50.0%	1	226,200
SF WH Joint Venture LLC (“West Hartford JV”)	An affiliate of First Washington Realty	50.0%	1	163,700
GGCAL SRG HV LLC (“Cockeysville JV”)	An affiliate of Greenberg Gibbons	50.0%	1	160,200
Tech Ridge JV Holding LLC (“Tech Ridge JV”)	An affiliate of RD Management	50.0%	1	—
J&J Baldwin Park LLC (“Carson Investment”)	An affiliate of NewMark Merrill Companies and other entities	20.0%	1	182,200
Landmark Land Holdings, LLC (“Landmark JV”)	Landmark Land Holdings, LLC	31.3%	1	—
			25	3,851,100

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

Each reporting period, the Company re-analyzes the primary inputs that determine the Contribution Value and the gain or loss for those unconsolidated entities subject to a revaluation. The following table summarizes the properties contributed to the Company’s unconsolidated entities (in millions):

		December 31, 2021
Unconsolidated Entity	Contribution Date	Contribution Value	Gain (Loss)
2018
Mark 302 JV (1)	March 20, 2018	$60.0	$8.8
2019
Cockeysville JV (2)	March 29, 2019	$14.6	$5.9
Tech Ridge JV (3)	September 27, 2019	$3.0	$0.1

(1)
The Mark 302 JV was subject to a revaluation which resulted in the Company adjusting the Contribution Value down to $60.0 million and reduced the Gain (Loss) by $30.0 million. As of December 31, 2021, the amended determination date, there has been no change to the adjusted Contribution Value and the final Contribution Value is $60.0 million.
(2)
The Cockeysville JV is subject to revaluation upon our partner contributing an adjacent parcel of land (the “Additional Land Parcel”) to the joint venture which was conditioned on certain milestones being met with respect to entitling the Additional Land Parcel for residential use. As of December 31, 2021, the parcel has been entitled and, with our consent, the partner entered sales contract with a third party for the land. As a result, the Company will receive its share of the proceeds from the sale in lieu of the parcel being contributed to the venture and recorded an additional gain of $2.1 million during the year ended December 31, 2021. The Company has determined that the final contribution value is $14.6 million.
(3)
The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

Alexandria Investment

On November 17, 2021, the Company contributed its property located in Alexandria, VA to the Landmark JV and retained a 31.25% interest in this property. As a result of this contribution, the Company recorded a gain of $22.6 million which is included in gain on sale of real estate on the consolidated statements of operations.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for Mark 302 JV, West Hartford JV, UTC JV and Tech Ridge JV. The Company is entitled to receive fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. Refer to Note 2 for the Company’s accounting policies. The Company also acted as the development manager for one of the properties in the GGP II JV which entitled the Company to receive certain development fees. The Company earned $1.0 million, $0.3 million and $1.6 million from these services for the years ended December 31, 2021, 2020 and 2019, respectively.

The following tables present combined financial data for all of the Company’s unconsolidated entities (in thousands):

	December 31, 2021	December 31, 2020
ASSETS
Investment in real estate
Land	$410,323	$318,540
Buildings and improvements	528,854	492,973
Accumulated depreciation	(96,856)	(81,730)
	842,321	729,783
Construction in progress	206,109	222,663
Net investment in real estate	1,048,430	952,446
Cash and cash equivalents	50,279	16,094
Investment in unconsolidated entities	53,215	24,686
Tenant and other receivables, net	7,914	4,104
Other assets, net	33,812	38,196
Total assets	$1,193,650	$1,035,526
LIABILITIES AND MEMBERS’ INTERESTS
Liabilities
Mortgage loans payable, net	$56,075	$34,672
Accounts payable, accrued expenses and other liabilities	56,398	48,405
Total liabilities	112,473	83,077
Members’ Interests
Additional paid in capital	1,097,842	964,868
Retained earnings	(16,665)	(12,419)
Total members’ interests	1,081,177	952,449
Total liabilities and members’ interests	$1,193,650	$1,035,526

	Year Ended December 31,
	2021	2020	2019
EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES
Total revenue	$26,052	$22,420	$31,470
Property operating expenses	(10,968)	(9,962)	(11,385)
Depreciation and amortization	(28,143)	(18,401)	(60,745)
Operating loss	(13,059)	(5,943)	(40,660)
Other expenses	(4,364)	(3,551)	(2,049)
Gains, losses and impairments	(1,087)	166	6,721
Net (loss)	$(18,510)	$(9,328)	$(35,988)
Equity in loss of unconsolidated entities	$(9,231)	$(4,712)	$(17,994)

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2021 is approximately as follows:

(in thousands)	December 31, 2021
2022	$93,785
2023	86,452
2024	83,440
2025	82,767
2026	77,698
Thereafter	374,481
Total lease payments	$798,623

The components of lease revenues for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year Ended December 31,
(in thousands)	2021	2020	2019
Fixed rental income	$91,494	$93,259	$104,956
Variable rental income	21,861	26,133	45,994
Total rental income	$113,355	$119,392	$150,950

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of December 31, 2021, and 2020, the outstanding amount of right of use assets were $17.0 million and $18.8 million, respectively.

The Company recorded rent expense related to leased corporate office space of $1.2 million, $1.7 million, and $1.6 million for the years ended December 31, 2021, 2020 and 2019, respectively. Such rent expense is classified within general and administrative expenses on the consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $0.1 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. Such ground rent expense is classified within property operating expenses on the consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $1.0 million in 2022, $1.1 million in 2023, $1.2 million in 2024, $1.2 million in 2025, $1.2 million in 2026 and $4.1 million for the periods thereafter. The present value discount is ($3.3) million.

The following table sets forth information related to the measurement of our lease liabilities as of December 31, 2021:

(dollar amounts in thousands)	As of December 31, 2021
Weighted average remaining lease term (in years)	10.15
Weighted average discount rate	6.98%
Cash paid for operating leases	$1,828

Sale-leaseback Financing Obligations

During the year ended December 31, 2020, the Company completed a sale-leaseback transaction for its property in Hialeah, Florida for $21.0 million which is included in sales-leaseback financing obligations on the consolidated balance sheets. As part of the sale-leaseback transaction, the Company agreed to lease all land and improvements on the land for a fixed term of 25 years at an initial base rent of $1.5 million per annum which will increase by 1.5% per year thereafter. For the initial periods of the sale-leaseback, cash payments are less than the interest expense recognized, which causes the obligation to increase during the initial years of the lease term. The implied interest rate is approximately 7.00%. The Company has a purchase option during years four, five or seven of the 25-year term to reacquire, solely at the Company’s option, the Hialeah property at a predetermined price. The Hialeah property continues to be reflected as a long lived asset and depreciated over its remaining useful life.

Future sale-leaseback financing obligations as of December 31, 2021 are approximately as follows:

(in thousands)	December 31, 2021
2022	$1,464
2023	1,486
2024	1,508
2025	1,531
2026	1,554
Thereafter	34,022
Interest portion	(20,938)
Total lease payments	$20,627

Original Master Lease and Holdco Master Lease

On February 28, 2019, the Company and certain affiliates of Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc. (“ESL”), executed the Holdco Master Lease (the “Holdco Master Lease”) which became effective on March 12, 2019 when the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) issued an order approving the rejection of the Original Master Lease. The Company analyzed this transaction under applicable accounting guidance and determined that the termination of the Original Master Lease and entering into the Holdco Master Lease should be accounted for as a modification. The Holdco Master Lease provided the Company with the right to recapture the space occupied by the tenant at all properties (other than five specified properties) and the right to recapture any automotive care centers which are free-standing or attached as “appendages” to the properties, all outparcels or outlots and certain portions of parking areas and common areas. Under the terms of the Holdco Master Lease, Holdco had the right, at any time, to terminate the Holdco Master Lease with respect to any property upon the payment of a termination fee equal to one year of base rent plus annual taxes and other operating expenses. Sears Holdings exercised termination rights with respect to 87 properties under the Original Master Lease prior to its rejection on March 12, 2019 and Holdco exercised termination rights with respect to all remaining properties under the Holdco Master Lease during the year ended December 31, 2020, and the remaining five properties terminated in March 2021.

Revenues from the Holdco Master Lease and the Original Master Lease for the years ended December 31, 2021, 2020 and 2019 are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Fixed rental income	$—	$4,268	$27,628
Variable rental income	4,510	10,425	23,525
Total rental income	$4,510	$14,693	$51,153

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. The Term Loan Facility matures on July 31, 2023, with the ability to extend based on meeting certain criteria.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the consolidated statements of operations.

On December 31, 2021, the Company paid down $160 million towards the Term Loan’s unpaid principal balance. As of December 31, 2021, the aggregate principal amount outstanding under the Term Loan Facility was $1.44 billion.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of December 31, 2021, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, is required to be guaranteed by all existing and future subsidiaries of the Operating Partnership. The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Operating Partnership and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement. During 2019, mortgages were recorded on a majority of the Company’s portfolio and during the year ended December 31, 2021, mortgages were recorded on the remaining unmortgaged properties in all but three locations.

The Term Loan Facility includes certain financial metrics to govern springing collateral requirements and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending December 31, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending December 31, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics limits the Company’s ability to dispose of assets via sale or joint venture and triggers the springing mortgage and collateral requirements but will not result in an event of default. The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of December 31, 2021, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and, as of December 31, 2021, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement. As of December 31, 2021 and 2020, the unamortized balance of the Company’s debt issuance costs were $0.7 million and $1.1 million, respectively.

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

On November 24, 2021, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Second Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that (i) the “make whole” provision in the Senior Secured Term Loan Agreement shall not be applicable to prepayments of principal ; and (ii) the Senior Secured Term Loan Agreement, as amended for (i) above, may at the Operating Partnership's election be extended for two years from July 31, 2023 to July 31, 2025 (the “Maturity Date”) if its principal has been reduced to $800 million by the Maturity Date. If it has not been reduced to this limit by the Maturity Date, the loan will be due and payable on that date. In all other respects, the Senior Secured Term Loan Agreement remains unchanged.

Note 7 – Income Taxes

The Company has elected to be taxed as a REIT as defined under Section 856 of the Code for U.S. federal income tax purposes. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement to currently distribute at least 90% of its adjusted REIT taxable income to its shareholders.

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

As of December 31, 2020, the Company had $97.0 million of net operating loss carryforwards available to offset future income and gains.

The Company evaluated whether any uncertain tax positions existed as of December 31, 2021 and 2020 and concluded that there are no uncertain tax positions.

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

For the years ended December 31, 2021, 2020 and 2019, in accordance with ASC 360-10, Property, Plant and Equipment, the Company recorded impairment losses of $95.8 million, $64.1 million and $0 million, respectively, on real estate assets which is included in impairment on real estate assets within the consolidated statements of operations.

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

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash equivalents and term loan facility. The fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of December 31, 2021 and 2020, the estimated fair values of the Company’s debt obligations were $1.5 billion and $1.6 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

Under the Original Master Lease and Holdco Master Lease, Holdco is required to indemnify the Company from certain environmental liabilities at the Consolidated Properties before or during the period in which any such Consolidated Property was leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center. In addition, an environmental reserve was funded at the closing of the transactions in connection with the Company commencing operations in the amount of approximately $12.0 million. As of December 31, 2021 and 2020, the balance of the environmental reserve was approximately $9.5 million, respectively, and is included in the accounts payable, accrued expenses and other liabilities in the consolidated balance sheets.

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

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against, among others, Edward S. Lampert, ESL and certain of its affiliates and investors, Fairholme Capital Management, L.L.C., certain members of the Sears Holdings board of directors, and the Company, the Operating Partnership, and certain of our affiliates and subsidiaries (the Company, the Operating Partnership, and certain of our affiliates and subsidiaries collectively, the “Seritage Defendants”). The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD). The Litigation alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings. The challenged transactions include the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings. The Litigation alleges, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid. The Litigation seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015 and return of the proceeds of the transactions between Sears Holdings and Seritage, or, in the alternative, (ii) payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property.

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

On March 15, 2021, the Court consolidated the Litigation with a case captioned Sears Holding Corp. et al. v. Andrew H. Tisch, et al., Case No. 20-07007 (RDD) (the “Shareholder Litigation,” and, together with the Litigation, the “Consolidated Litigation”). The Shareholder Litigation was brought by the UCC, Sears Holdings Corporation, and Sears, Roebuck and Co., against certain shareholders of Sears Holdings or its related companies. Seritage was not named as a defendant in the Shareholder Litigation, which alleges, among other things, that certain transactions undertaken by Sears Holdings since 2014 (including the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends. The Company believes that the claims against the Seritage Defendants in the Consolidated Litigation are without merit and intends to defend against them vigorously.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company. As of December 31, 2021, and 2020, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings. Mr. Lampert was also the Chairman of Seritage prior to his retirement effective March 1, 2022.

As of December 31, 2021, Mr. Lampert beneficially owned a 22.1% interest in the Operating Partnership and approximately 9.3% of the outstanding Class A common shares.

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

In addition, as of December 31, 2021, the Company had incurred $0.2 million of development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities. These amounts are included in tenant and other receivables, net on the Company’s consolidated balance sheets. As of December 31, 2020, the Company had incurred $5.0 million of these development expenditures.

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

As of December 31, 2021, the Company held a 77.9% interest in the Operating Partnership and ESL held a 22.1% interest. The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of December 31, 2021, 43,632,364 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

During the year ended December 31, 2021, 4,647,943 OP Units were exchanged for an equal number of Class A shares.

Class B Non-Economic Common Shares

As of December 31, 2021, there were no Class B non-economic common shares issued or outstanding.

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

The Company declared total dividend of $0.25 per common share for the years ended December 31, 2019. The dividends have been reflected as follows for U.S. federal income tax purposes:

	Year Ended December 31,
	2021	2020	2019
Ordinary income	$—	$—	$—
Capital gain distributions	—	—	—
Return of capital	—	—	0.50
Dividends reallocation (1)	—	—	(0.25)
Total	$—	$—	$0.25
(1)
In 2018, the fourth quarter dividend of 2018 declared on October 23, 2018 was allocated to the 2019 tax year.

The Company’s Board of Trustees also declared the following dividends on preferred shares during 2022, 2021 and 2020:

Declaration Date	Record Date	Payment Date	Preferred Share
2022
February 16	March 31	April 15	$0.43750
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750
2020
December 17	December 31	January 15, 2021	$0.43750
September 17	September 30	October 15	0.43750
June 9	June 30	July 15	0.43750
February 18	March 31	April 15	0.43750

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

	Year Ended December 31,
(in thousands except per share amounts)	2021	2020	2019
Numerator - Basic and Diluted
Net loss	$(38,985)	$(152,964)	$(90,603)
Net loss attributable to non-controlling interests	10,836	47,938	31,206
Preferred dividends	(4,900)	(4,900)	(4,900)
Net loss attributable to common shareholders	$(33,049)	$(109,926)	$(64,297)
Earnings allocated to unvested participating securities	—	—	—
Net loss available to common shareholders - Basic and diluted	$(33,049)	$(109,926)	$(64,297)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	42,393	38,298	36,413
Weighted average Class A common shares outstanding	42,393	38,298	36,413

Net loss per share attributable to Class A and common shareholders	$(0.78)	$(2.87)	$(1.77)

No adjustments were made to the numerator for the years ended December 31, 2021, 2020 or 2019 because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the years ended December 31, 2021, 2020 or 2019 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of December 31, 2021, 2020 and 2019, there were 288,068, 157,465 and 349,318 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share and share unit activity for the grant periods ended December 31, 2021 and 2020:

	Year Ended December 31, 2021		Year Ended December 31, 2020
		Weighted-		Weighted-
	Shares and	Average Grant	Shares and	Average Grant
	Share Units	Date Fair Value	Share Units	Date Fair Value
Unvested restricted shares and share units at beginning of period	157,465	$38.73	349,318	$44.88
Restricted shares and share units granted	345,262	19.25	106,327	31.06
Restricted shares and share units vested	(156,146)	38.65	(55,308)	43.23
Restricted shares and share units forfeited	(58,513)	27.77	(242,872)	43.19
Unvested restricted shares and share units at end of period	288,068	$17.65	157,465	$38.73

The Company recognized $1.9 million in share-based compensation expense related to the restricted shares for the year ended December 31, 2021. The Company recognized share-based compensation of $4.0 million for the year ended December 31, 2020 offset by $7.0 million of forfeitures of unvested shares related to the resignation of certain executives. The Company recognized share-based compensation of $6.8 million for the year ended December 31, 2019. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company's consolidated statements of operations.

As of December 31, 2021, there were approximately $4.3 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 2.1 years. As of December 31, 2020, there were $1.9 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 1.7 years.

In light of the recent actions taken by the Board of Trustees to commence a process to review a broad range of strategic alternatives, on March 9, 2022, the Compensation Committee of the Board (the “Compensation Committee”) approved certain modifications to the Company’s existing performance-based compensation programs to reflect the Company’s current focus on this strategic process and approved retention incentives to employees whose efforts will be critical to the execution of the strategic review process in the coming months.

These actions include: (i) amending the Company’s 2021 annual equity award program, pursuant to which grants are scheduled to be made in 2022 to be comprised entirely of time-based restricted stock units (rather than a mix of time-based and performance-based restricted stock units), which will vest ratably over a period of 3 years, subject to acceleration provisions in the event of certain termination of employment events; (ii) amending the Company’s annual cash bonus program to provide that annual cash bonuses for the 2022 performance year will be paid to employees who are eligible to receive a bonus in an amount equal to each individual’s target annual cash bonus incentive; and (iii) amending the Company’s 2022 and future annual equity award programs to provide for awards that would be scheduled to be granted in 2023 and subsequent years to be comprised of cash awards, in lieu of any further equity awards, with the cash awards to be in an amount equal to the eligible individual’s annual target equity award value and, unless otherwise determined by the Compensation Committee at the time of grant, subject to the vesting conditions applicable to the 2021 annual equity award program above.

Note 15 – Revision of Quarterly Cash Flow Statements (unaudited)

We identified and corrected an immaterial classification error in the previously reported consolidated statement of cash flows for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021. The correction of the immaterial error resulted in an increase in cash used in operating activities and cash provided by investing activities of approximately $11 million from the previously reported amounts. The corrected (unaudited) cash used in operating activities for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021 is $23,096, $67,602 and $96,552, respectively. The corrected (unaudited) cash provided from investing activities for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021 is $18,514, $67,085 and $106,806, respectively. There was no other effect on previously reported amounts in our quarterly filings on Form 10-Q during the year ended December 31, 2021.

SERITAGE GROWTH PROPERTIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2021

(Dollars in thousands)

					Costs Capitalized		Gross Amount at Which Carried					Life Upon
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Anchorage(Sur)	AK	(3)	$11,517	$11,729	$(579)	$19,906	$10,938	$31,635	$42,573	$(4,441)	July, 2015	(4)
North Little Rock	AR	(3)	1,288	2,881	—	2,507	1,288	5,388	6,676	(687)	July, 2015	(4)
Mesa/East	AZ	(3)	2,661	2,559	—	(642)	2,661	1,917	4,578	(377)	July, 2015	(4)
Park Mall	AZ	(3)	5,207	3,458	(2,221)	5,212	2,986	8,670	11,656	(997)	July, 2015	(4)
Phoenix-Desert Sky	AZ	(3)	2,605	2,448	—	(669)	2,605	1,779	4,384	(373)	July, 2015	(4)
Sierra Vista	AZ	(3)	1,252	1,791	(243)	(194)	1,009	1,597	2,606	(750)	July, 2015	(4)
Yuma	AZ	(3)	1,485	1,596	—	(401)	1,485	1,195	2,680	(259)	July, 2015	(4)
Phoenix	AZ	(3)	568	1,088	—	(624)	568	464	1,032	(85)	July, 2015	(4)
Glendale	AZ	(3)	19,040	-	(12,041)	300	6,999	300	7,299	(100)	December, 2020	(4)
Ramona	CA	(3)	7,239	1,452	—	(318)	7,239	1,134	8,373	(226)	July, 2015	(4)
Riverside	CA	(3)	2,670	2,489	—	(767)	2,670	1,722	4,392	(368)	July, 2015	(4)
Big Bear Lake	CA	(3)	3,664	2,945	—	(436)	3,664	2,509	6,173	(495)	July, 2015	(4)
Temecula	CA	(3)	6,098	2,214	—	8,539	6,098	10,753	16,851	(1,035)	July, 2015	(4)
Ventura	CA	(3)	5,578	6,172	(1,697)	(1,863)	3,881	4,309	8,190	(1,165)	July, 2015	(4)
Roseville	CA	(3)	4,848	3,215	(1,909)	22,435	2,939	25,650	28,589	(922)	July, 2015	(4)
Fairfield	CA	(3)	3,679	1,366	(2,918)	7,750	761	9,116	9,877	(434)	July, 2015	(4)
West Covina	CA	(3)	2,754	244	—	—	2,754	244	2,998	(55)	July, 2015	(4)
West Covina	CA	(3)	3,218	1,161	—	—	3,218	1,161	4,379	(260)	July, 2015	(4)
Fresno	CA	(3)	1,370	2,000	(278)	6,369	1,092	8,369	9,461	(259)	July, 2015	(4)
Riverside	CA	(3)	1,054	494	—	—	1,054	494	1,548	(111)	July, 2015	(4)
Riverside	CA	(3)	3,343	2,778	—	—	3,343	2,778	6,121	(624)	July, 2015	(4)
San Bernardino	CA	(3)	4,131	2,066	—	(780)	4,131	1,286	5,417	(279)	July, 2015	(4)
Florin	CA	(3)	1,022	1,366	—	(191)	1,022	1,175	2,197	(253)	July, 2015	(4)
El Cajon	CA	(3)	10,573	2,883	—	24,778	10,573	27,661	38,234	(1,555)	July, 2015	(4)
San Jose-Eastridge	CA	(3)	1,531	2,356	—	(805)	1,531	1,551	3,082	(336)	July, 2015	(4)
Citrus Hts-Sunrise	CA	(3)	3,778	2,088	—	(775)	3,778	1,313	5,091	(284)	July, 2015	(4)
Westminster	CA	(3)	6,845	5,651	—	(1,024)	6,845	4,627	11,472	(1,002)	July, 2015	(4)
Salinas	CA	(3)	2,644	4,394	(505)	(1,435)	2,139	2,959	5,098	(774)	July, 2015	(4)
Palm Desert	CA	(3)	5,473	1,705	(542)	(679)	4,931	1,026	5,957	(215)	July, 2015	(4)
El Centro	CA	(3)	3,877	3,977	(1,428)	(2,032)	2,449	1,945	4,394	(543)	July, 2015	(4)
Santa Maria	CA	(3)	3,967	2,635	(1,489)	(1,200)	2,478	1,435	3,913	(451)	July, 2015	(4)
Merced	CA	(3)	2,534	1,604	(2,534)	3,707	-	5,311	5,311	(99)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried					Life Upon
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Thousand Oaks	CA	(3)	$9,853	$14,785	$—	$7,507	$9,853	$22,292	$32,145	$(5,014)	July, 2015	(4)
Thornton	CO	(3)	1,881	1,300	—	3,050	1,881	4,350	6,231	(841)	July, 2015	(4)
Lakewood	CO	(3)	1,290	4,550	—	(417)	1,290	4,133	5,423	(926)	July, 2015	(4)
Waterford	CT	(3)	1,371	2,534	—	(680)	1,371	1,854	3,225	(389)	July, 2015	(4)
Rehoboth Beach	DE	(3)	714	4,523	(134)	6,262	580	10,785	11,365	(2,308)	July, 2015	(4)
Hialeah	FL	(3)	5,492	2,344	—	13,510	5,492	15,854	21,346	(1,564)	July, 2015	(4)
North Miami	FL	(3)	4,748	2,434	—	18,874	4,748	21,308	26,056	(1,015)	July, 2015	(4)
Ocala	FL	(3)	2,468	1,150	—	(456)	2,468	694	3,162	(145)	July, 2015	(4)
Pensacola	FL	(3)	2,620	2,990	(1,606)	(2,443)	1,014	547	1,561	(32)	July, 2015	(4)
Orlando Colonial	FL	(3)	4,403	3,626	(177)	17,189	4,226	20,815	25,041	(1,532)	July, 2015	(4)
St Petersburg	FL	(3)	2,381	2,420	(50)	23,116	2,331	25,536	27,867	(4,417)	July, 2015	(4)
Hialeah/Westland	FL	(3)	9,683	3,472	—	224	9,683	3,696	13,379	(710)	July, 2015	(4)
Miami/Cutler Rdg	FL	(3)	5,219	1,236	—	(206)	5,219	1,030	6,249	(223)	July, 2015	(4)
Clearwater/Cntrysd	FL	(3)	5,852	17,777	—	182	5,852	17,959	23,811	(4,300)	July, 2015	(4)
Ft Myers	FL	(3)	3,168	2,853	—	(418)	3,168	2,435	5,603	(546)	July, 2015	(4)
Plantation	FL	(3)	6,933	2,509	(3,361)	(1,641)	3,572	868	4,440	(322)	July, 2015	(4)
Sarasota	FL	(3)	3,920	2,200	—	(831)	3,920	1,369	5,289	(287)	July, 2015	(4)
Boca Raton	FL	(3)	16,089	7,480	—	(515)	16,089	6,965	23,054	(1,460)	July, 2015	(4)
Miami	FL	(3)	13,264	61,577	—	(61,577)	13,264	-	13,264	-	July, 2015	(4)
Doral(Miami)	FL	(3)	9,214	2,654	—	(600)	9,214	2,054	11,268	(431)	July, 2015	(4)
Lakeland	FL	(3)	1,503	1,045	—	(378)	1,503	667	2,170	(131)	July, 2015	(4)
Panama City	FL	(3)	3,227	1,614	—	(461)	3,227	1,153	4,380	(242)	July, 2015	(4)
Charles City	IA	(3)	793	1,914	—	—	793	1,914	2,707	(1,102)	July, 2015	(4)
Webster City	IA	(3)	392	896	(120)	(133)	272	763	1,035	(435)	July, 2015	(4)
Cedar Rapids	IA	(3)	2,833	2,197	(582)	406	2,251	2,603	4,854	(411)	July, 2015	(4)
Springfield	IL	(3)	2,182	5,051	(213)	14,871	1,969	19,922	21,891	(3,300)	July, 2015	(4)
Chicago	IL	(3)	2,385	7,924	(1,728)	(5,118)	657	2,806	3,463	(1,544)	July, 2015	(4)
Steger	IL	(3)	589	2,846	(214)	(786)	375	2,060	2,435	(684)	July, 2015	(4)
N Riverside	IL	(3)	1,846	3,178	(101)	12,956	1,745	16,134	17,879	(1,912)	July, 2015	(4)
Joliet	IL	(3)	2,557	3,108	—	(1,715)	2,557	1,393	3,950	(292)	July, 2015	(4)
Orland Park	IL	(3)	1,783	974	—	(380)	1,783	594	2,377	(125)	July, 2015	(4)
Lombard	IL	(3)	2,685	8,281	—	—	2,685	8,281	10,966	(1,992)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried					Life Upon
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Merrillville	IN	(3)	$3,413	$3,224	$—	$(699)	$3,413	$2,525	$5,938	$(586)	July, 2015	(4)
Elkhart	IN	(3)	1,349	869	—	(335)	1,349	534	1,883	(105)	July, 2015	(4)
Ft Wayne	IN	(3)	3,247	5,476	(796)	(3,382)	2,451	2,094	4,545	(111)	July, 2015	(4)
Hopkinsville	KY	(3)	553	2,815	(68)	1,314	485	4,129	4,614	(804)	July, 2015	(4)
Paducah	KY	(3)	1,022	2,868	(466)	5,798	556	8,666	9,222	(2,202)	July, 2015	(4)
Lafayette	LA	(3)	1,406	5,094	—	(1,019)	1,406	4,075	5,481	(854)	July, 2015	(4)
Braintree	MA	(3)	6,585	5,614	—	9,947	6,585	15,561	22,146	(2,869)	July, 2015	(4)
Saugus	MA	(3)	1,656	2,835	—	(1,087)	1,656	1,748	3,404	(392)	July, 2015	(4)
Edgewater	MD	(3)	5,534	2,116	(841)	(856)	4,693	1,260	5,953	(286)	July, 2015	(4)
Bowie	MD	(3)	4,583	2,335	(1,168)	(790)	3,415	1,545	4,960	(268)	July, 2015	(4)
Madawaska	ME	(3)	140	942	(56)	(358)	84	584	668	(179)	July, 2015	(4)
Manistee	MI	(3)	508	3,045	(234)	(1,483)	274	1,562	1,836	(468)	July, 2015	(4)
Sault Ste. Marie	MI	(3)	946	917	—	(478)	946	439	1,385	(92)	July, 2015	(4)
Lincoln Park	MI	(3)	1,106	3,198	(262)	(1,095)	844	2,103	2,947	(502)	July, 2015	(4)
Roseville	MI	(3)	3,286	4,778	(668)	9,108	2,618	13,886	16,504	(2,938)	July, 2015	(4)
Ypsilanti	MI	(3)	2,462	1,277	(403)	(637)	2,059	640	2,699	(145)	July, 2015	(4)
St Paul	MN	(3)	1,866	1,028	—	(309)	1,866	719	2,585	(161)	July, 2015	(4)
Maplewood	MN	(3)	3,605	1,162	—	(521)	3,605	641	4,246	(139)	July, 2015	(4)
Burnsville	MN	(3)	3,513	1,281	—	(505)	3,513	776	4,289	(163)	July, 2015	(4)
Florissant	MO	(3)	2,430	1,607	(24)	(224)	2,406	1,383	3,789	(245)	July, 2015	(4)
Springfield	MO	(3)	922	2,050	—	(354)	922	1,696	2,618	(327)	July, 2015	(4)
Columbus	MS	(3)	2,940	2,547	(802)	(491)	2,138	2,056	4,194	(1,140)	July, 2015	(4)
Greensboro	NC	(3)	3,869	4,387	—	1,006	3,869	5,393	9,262	(1,287)	July, 2015	(4)
Kearney	NE	(3)	272	483	—	7,839	272	8,322	8,594	(1,536)	July, 2015	(4)
Salem	NH	(3)	3,321	12,198	(1,159)	5,777	2,162	17,975	20,137	(3,896)	July, 2015	(4)
Nashua	NH	(3)	1,794	7,255	(229)	(927)	1,565	6,328	7,893	(1,529)	July, 2015	(4)
Manchester	NH	(3)	1,458	4,160	—	13,702	1,458	17,862	19,320	(1,449)	July, 2015	(4)
Portsmouth	NH	(3)	3,934	3,375	—	(739)	3,934	2,636	6,570	(553)	July, 2015	(4)
Las Vegas(Meadows)	NV	(3)	3,354	1,879	(532)	5,565	2,822	7,444	10,266	(757)	July, 2015	(4)
Reno	NV	(3)	2,135	5,748	(545)	3,438	1,590	9,186	10,776	(1,441)	July, 2015	(4)
Sidney	NY	(3)	1,942	1,769	(910)	(1,093)	1,032	676	1,708	(215)	July, 2015	(4)
Olean	NY	(3)	249	2,124	(130)	1,323	119	3,447	3,566	(750)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried					Life Upon
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Albany	NY	(3)	$8,289	$6,523	$—	$6,566	$8,289	$13,089	$21,378	(2,333)	July, 2015	(4)
Rochester-Greece	NY	(3)	3,082	1,560	(410)	(537)	2,672	1,023	3,695	(244)	July, 2015	(4)
Victor	NY	(3)	4,144	1,391	—	13,191	4,144	14,582	18,726	(1,053)	July, 2015	(4)
Clay	NY	(3)	787	4,134	(219)	(1,559)	568	2,575	3,143	(667)	July, 2015	(4)
East Northport	NY	(3)	7,617	2,065	—	44,016	7,617	46,081	53,698	(2,640)	July, 2015	(4)
Yorktown Hts	NY	(3)	3,584	1,569	(2,668)	4,345	916	5,914	6,830	(553)	July, 2015	(4)
Hicksville	NY	(3)	38,629	19,061	(7,430)	(4,383)	31,198	14,681	45,879	(3,999)	July, 2015	(4)
Watchung	NJ	(3)	6,704	4,110	—	32,654	6,704	36,764	43,468	(3,008)	July, 2015	(4)
Toledo	OH	(3)	1,664	1,289	(162)	(663)	1,502	626	2,128	(152)	July, 2015	(4)
Canton	OH	(3)	1,650	5,854	—	20,811	1,650	26,665	28,315	(2,791)	July, 2015	(4)
Middleburg Hts	OH	(3)	698	1,547	—	(322)	698	1,225	1,923	(277)	July, 2015	(4)
Dayton Mall	OH	(3)	2,650	1,223	—	2,398	2,650	3,621	6,271	(568)	July, 2015	(4)
Mentor	OH	(3)	1,092	1,776	—	(726)	1,092	1,050	2,142	(224)	July, 2015	(4)
Okla City/Sequoyah	OK	(3)	1,542	2,210	(121)	4,814	1,421	7,024	8,445	(1,312)	July, 2015	(4)
Happy Valley	OR	(3)	6,659	1,271	(619)	8,619	6,040	9,890	15,930	(752)	July, 2015	(4)
Walnutport	PA	(3)	885	3,452	—	(1,045)	885	2,407	3,292	(474)	July, 2015	(4)
King of Prussia	PA	(3)	-	42,300	—	3,670	-	45,970	45,970	(10,605)	July, 2015	(4)
Caguas	PR	(3)	431	9,362	(118)	(2,523)	313	6,839	7,152	(2,237)	July, 2015	(4)
Carolina	PR	(3)	611	8,640	—	—	611	8,640	9,251	(2,494)	July, 2015	(4)
Warwick	RI	(3)	9,166	3,388	(2,848)	6,688	6,318	10,076	16,394	(1,492)	July, 2015	(4)
Anderson	SC	(3)	1,297	638	(5)	9,224	1,292	9,862	11,154	(2,975)	July, 2015	(4)
Chrlstn/Northwoods	SC	(3)	3,576	1,497	(2,149)	5,859	1,427	7,356	8,783	(1,004)	July, 2015	(4)
Cordova	TN	(3)	2,581	4,279	—	—	2,581	4,279	6,860	(1,481)	July, 2015	(4)
Memphis/Poplar	TN	(3)	2,827	2,475	—	24,893	2,827	27,368	30,195	(4,570)	July, 2015	(4)
El Paso	TX	(3)	2,008	1,778	—	6,237	2,008	8,015	10,023	(641)	July, 2015	(4)
Valley View	TX	(3)	4,706	3,230	—	(3,230)	4,706	-	4,706	-	July, 2015	(4)
Shepherd	TX	(3)	5,457	2,081	—	(510)	5,457	1,571	7,028	(352)	July, 2015	(4)
Central Park	TX	(3)	5,468	1,457	(4,805)	15,701	663	17,158	17,821	(2,227)	July, 2015	(4)
Friendswd/Baybrk	TX	(3)	6,124	2,038	—	(806)	6,124	1,232	7,356	(258)	July, 2015	(4)
Ingram	TX	(3)	4,651	2,560	(597)	(924)	4,054	1,636	5,690	(389)	July, 2015	(4)
Austin	TX	(3)	3,164	2,858	(2,288)	7,192	876	10,050	10,926	(1,953)	July, 2015	(4)
Irving	TX	(3)	4,493	5,743	(1,147)	(1,116)	3,346	4,627	7,973	(1,061)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried					Life Upon
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Houston	TX	(3)	$6,110	$1,525	$—	$(525)	$6,110	$1,000	$7,110	$(186)	July, 2015	(4)
Layton	UT	(3)	2,234	974	(824)	3,401	1,410	4,375	5,785	(1,251)	July, 2015	(4)
Virginia Beach	VA	(3)	10,413	4,760	(1,343)	11,343	9,070	16,103	25,173	(3,487)	July, 2015	(4)
Chspk/Greenbrier	VA	(3)	4,236	1,700	(492)	(623)	3,744	1,077	4,821	(253)	July, 2015	(4)
Fairfax	VA	(3)	10,873	1,491	—	25,346	10,873	26,837	37,710	(2,718)	July, 2015	(4)
Warrenton	VA	(3)	1,956	2,480	—	8,986	1,956	11,466	13,422	(654)	July, 2015	(4)
Redmond-Overlake Pk	WA	(3)	5,133	4,133	10,513	(1,243)	15,646	2,890	18,536	(816)	July, 2015	(4)
Greendale	WI	(3)	3,208	2,340	—	15,340	3,208	17,680	20,888	(1,875)	July, 2015	(4)
Madison-West	WI	(3)	3,053	2,130	(340)	16,569	2,713	18,699	21,412	(2,110)	July, 2015	(4)
Various		(3)	-	-	—	381,194	-	381,194	381,194	-	n/a	(4)
			$539,703	$543,595	$(64,035)	$831,817	$475,667	$1,375,415	$1,851,082	$(154,971)

(1)
Includes reductions related to partial site sales and impairment of long-lived assets.
(2)
The aggregate cost of land, building and improvements (which includes construction in process) for U.S. federal income tax purposes is approximately $1.9 billion.
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

SERITAGE GROWTH PROPERTIES

NOTES TO SCHEDULE III

(Dollars in thousands)

Reconciliation of Real Estate

	2021	2020	2019
Balance at beginning of year	$2,053,078	$2,118,329	$1,889,014
Additions	109,549	256,126	364,970
Impairments	(95,826)	(64,108)	—
Dispositions	(208,413)	(226,889)	(95,270)
Write-offs	(7,306)	(30,380)	(40,385)
Balance at end of year	$1,851,082	$2,053,078	$2,118,329

Reconciliation of Accumulated Depreciation

	2021	2020	2019
Balance at beginning of year	$142,206	$147,696	$137,947
Depreciation expense	43,744	48,569	59,289
Dispositions	(23,145)	(23,679)	(9,174)
Write-offs	(7,834)	(30,380)	(40,366)
Balance at end of year	$154,971	$142,206	$147,696