Form 10-K/A
period 2021-12-31
Seritage Growth Properties
filed 2022-05-02
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

As of April 25, 2022, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	43,677,418
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

Auditor Firm Id: 34 Auditor Name: Deloitte & Touche LLP Auditor Location: New York, New York

i

EXPLANATORY NOTE

Seritage Growth Properties (“Seritage Growth Properties”, the “Company”, “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) by the Company on March 15, 2022 (the “Original Form 10‑K”), solely for the purpose of including the information required by Items 10 through 14 of Part III of Form 10-K. This information was omitted from the Original Form 10‑K in reliance on General Instruction G(3) to Form 10-K, which permits such information to be incorporated by reference from a registrant’s definitive proxy statement, if filed with the SEC not later than 120 days after the end of the fiscal year covered by a Form 10-K (or as such deadline may be extended pursuant to Rule 0-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). We do not expect to file our definitive proxy statement within 120 days of our fiscal year end and are therefore amending and restating in their entirety Items 10, 11, 12, 13 and 14 of Part III of the Original Form 10-K. The reference on the cover page of the Original Form 10-K to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In addition, as required by Rule 12b-15 under the Exchange Act, certifications by Seritage Growth Properties’ principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 on Form 10‑K/A under Item 15 of Part IV hereof. Because no financial statements have been included in this Amendment No. 1 on Form 10-K/A and this Amendment No. 1 on Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not filing new certifications as exhibits to this Amendment No. 1 on Form 10-K/A pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as no financial statements are being filed with this Amendment No. 1 on Form 10-K/A.

This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update the disclosure contained in the Original Form 10‑K in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Form 10-K and with the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K. Capitalized terms used but not defined herein have the meanings assigned to them in the Original Form 10-K.

ii

SERITAGE GROWTH PROPERTIES

AMENDMENT NO.1 ON FORM 10-K/A TO THE

2021 ANNUAL REPORT ON FORM 10-K

iii

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND TRUSTEES

Our executive officers and Trustees are as follows:

Name	Age	Position
Andrea L. Olshan	42	Chief Executive Officer and President, Trustee
John Garilli	56	Interim Chief Financial Officer
Matthew E. Fernand	45	Chief Legal Officer and Corporate Secretary
Eric Dinenberg	39	Chief Operating Officer
John T. McClain	61	Trustee
Adam Metz	60	Trustee
Talya Nevo-Hacohen	62	Trustee
Sharon Osberg	72	Trustee
Mitchell Sabshon	70	Trustee
Allison L. Thrush	58	Trustee
Mark Wilsmann	62	Trustee

Andrea L. Olshan serves as the Chief Executive Officer, President and Trustee of Seritage. Prior to Seritage, Ms. Olshan served as Chief Executive Officer of Olshan Properties from 2012 to 2021 and was responsible for the strategic direction of Olshan Properties, its investment activities, capital partnerships and the P&L of both the portfolio and the operating company. Through her membership in the Olshan Properties Investment Committee, Ms. Olshan evaluated all new investment opportunities and represented Olshan Properties in its third-party investments. She now serves as Chair of Olshan Properties’ Board of Directors. Ms. Olshan also served on the board of Morgans Hotel Group, chairing the compensation committee where she led a corporate restructuring inclusive of the C-suite that reduced overhead and realigned its performance-vested compensation program.

John Garilli serves as the Interim Chief Financial Officer of Seritage. Mr. Garilli has been a member of Winthrop Capital Advisors LLC and its affiliates since 1995, currently serving as President and COO. Mr. Garilli currently serves as Interim President and CEO of Luby’s, Inc., a national restaurant company operating the Luby’s Cafeterias and Fuddruckers brands, since February 2021 and will continue to serve in that role in the near-term. Mr. Garilli has served as CEO, President, CFO, Treasurer, and Secretary of New York REIT Liquidating LLC since 2018. Prior to this, he served as the CEO of its predecessor, New York REIT, Inc. (“NYRT”), a NYSE-listed real estate investment trust, from July 2018 to November 2018, and as CFO, Secretary, and Treasurer of NYRT beginning in 2017. Previously, Mr. Garilli served as Chief Accounting Officer of Winthrop Realty Trust, a NYSE-listed real estate investment trust, from 2006 to 2012 and served as Winthrop Realty Trust’s CFO from 2012 until 2016.

Matthew E. Fernand serves as the Chief Legal Officer and Corporate Secretary of Seritage and is responsible for overseeing all legal compliance, litigation and transactional matters and human resources. Prior to joining Seritage, Mr. Fernand was a partner in Sidley Austin LLP’s Real Estate Group, where he practiced from 2005 to 2015 and focused on the financing, development acquisition and disposition, and leasing of commercial properties and the formation of real estate joint ventures and partnerships.

Eric Dinenberg serves as the Chief Operating Officer, a position he has held since December 2021. Prior to that, Mr. Dinenberg served as the Company’s Executive Vice President of Development & Construction from April 2021 to December 2021, and as the Company’s Senior Vice President of Mixed Use and Premier Properties since 2019. Prior to joining Seritage, Eric served as Executive Vice President of Development and Operations at Brookfield Properties, overseeing all aspects of development and construction, new investments, and day-to-day operations. Preceding Brookfield, Eric led Development and Operations efforts at Vornado Realty Trust.

John T. McClain serves as a Trustee of Seritage. Mr. McClain currently serves as the Chief Financial Officer of Iconix Brand Group, a brand management company. Previously, Mr. McClain served as the Chief Financial Officer of Lindblad Expeditions Holdings, Inc., an expedition travel company. Mr. McClain also served as the Chief Financial Officer of the Jones Group Inc., a leading global designer, marketer and wholesaler of over 25 brands, from July 2007 until its sale to Sycamore Partners in April 2014. Prior to that, Mr. McClain held a number of roles at Avis Budget Group, Inc., formerly Cendant Corporation. He joined Cendant Corporation in September 1999, serving as the Senior Vice President, Finance & Corporate Controller until 2006. From 2006 to 2007, Mr. McClain served as the Chief Accounting Officer of Avis and Chief Operating Officer of Cendant Finance Holdings. Mr. McClain previously held leadership roles at Sirius Satellite Radio Inc. and ITT Corporation. Mr. McClain also serves on the Board of Directors of Lands’ End, Inc., where he is chair of the Audit Committee, and previously served on the Board of Directors of Cherokee Global Brands Inc., where he was the chair of the Audit Committee. Mr. McClain has over 25 years of executive financial experience, serving at high-level capacities for the retail and consumer sectors.

Adam Metz serves as a Trustee of Seritage. Mr. Metz currently serves as a non-executive director of Hammerson plc, a United Kingdom-based real estate investment trust, since July 2019, four business development companies advised by MS Capital Partners Adviser Inc., a wholly owned subsidiary of Morgan Stanley, beginning in October 2019, and Galata Acquisition Corporation, since July 2021. Mr. Metz served as a Managing Director and head of International Real Estate at Carlyle Group from September 2013 to April 2018. Prior to Carlyle Group, Mr. Metz was Senior Advisor to TPG Capital’s Real Estate Group. Previously, Mr. Metz served as Chief Executive Officer of General Growth Properties (“GGP”), where he led GGP through its restructuring and emergence from bankruptcy. Before joining GGP, Mr. Metz was co-founding partner of Polaris Capital LLC, which partnered with the Blackstone Group on the ownership of a portfolio of retail real estate assets throughout the United States. Mr. Metz has also held positions at Rodamco, Urban Shopping Centers, JMB Realty and The First National Bank of Chicago. Mr. Metz has previous experience serving as an independent director on numerous boards including Forest City, Parkway Properties and Howard Hughes Corporation.

Talya Nevo-Hacohen serves as a Trustee of Seritage. Ms. Nevo-Hacohen has served as EVP, Chief Investment Officer and Treasurer of Sabra Health Care REIT, Inc. since 2010. From September 2006 to August 2008 and from February 2009 to November 2010, Ms. Nevo-Hacohen served as an advisor to private real estate developers and operators regarding property acquisitions and dispositions, corporate capitalization, and equity and debt capital raising. Previously, Ms. Nevo-Hacohen was a Managing Director with Cerberus Real Estate Capital Management, LLC. From 2003 to 2006, Ms. Nevo-Hacohen served as Senior Vice President—Capital Markets and Treasurer for HCP, Inc., a healthcare REIT. Prior to her time with HCP, Ms. Nevo-Hacohen spent 10 years with Goldman, Sachs & Co. where she was a Vice President in the investment banking and finance, operations and administration divisions. Prior to her affiliation with Goldman Sachs, she practiced architecture and was associated with several architectural firms in New York. Ms. Nevo-Hacohen is a trustee of South Coast Repertory and serves on its executive committee, and she also serves on the Board of Advisors of Yale University’s Jackson Institute for Global Affairs.

Sharon Osberg serves as a Trustee of Seritage. Ms. Osberg worked for 25 years in financial technology development and management. The bulk of her career was spent at Wells Fargo Bank, where she became Executive Vice President in charge of the newly created Online Financial Services Division. Ms. Osberg was responsible for charting Wells Fargo’s internet course and growing its online business. After leaving Wells Fargo in 2001, Ms. Osberg was Chief Operating Officer for 724 Solutions, Inc. in Toronto, Canada until her retirement in 2003. Ms. Osberg has held various consulting positions for insurance, banking, and technology companies. She also served on the Board of Directors of The Sequoia Fund beginning in 2003 and held the position of Chairperson from 2013 until her retirement in 2015. She currently serves on the boards of Felidae, a non-profit conservation and research organization, and Orangutan Foundation International, a non-profit conservation organization.

Mitchell A. Sabshon serves as a Trustee of Seritage. Mr. Sabshon has served as Chief Executive Officer and President of Inland Real Estate Investment Corporation since 2013, where he leads the execution of Inland’s long-term business strategy. Mr. Sabshon is also Chief Executive Officer of Inland Real Estate Income Trust, Inc., a publicly registered, non-listed multi-tenant retail REIT since 2014, InPoint Commercial Real Estate Income, Inc., a publicly registered, non-listed commercial mortgage REIT since 2016, and MH Ventures Fund II, Inc., a privately held manufactured housing community REIT since 2021. He previously served as EVP and Chief Operating Officer of Cole Real Estate Investments from 2010 to 2013. Before that, he spent almost 10 years at Goldman, Sachs & Co. in various leadership roles, including President and CEO of Goldman Sachs Commercial Mortgage Capital. He also served as a Senior Vice President in Lehman Brothers real estate investment banking group. Prior to joining Lehman Brothers, Mr. Sabshon was an attorney in the corporate and real estate structured finance practice groups at Skadden, Arps, Slate, Meagher & Flom LLP in New York.

Allison L. Thrush serves as a Trustee of Seritage. Ms. Thrush previously served as a managing director of Fortress Investment Group LLC, where she was responsible for capital formation and investor relations for the firm’s private equity business. Her responsibilities included fund structuring, fundraising, and negotiation of the firm’s private equity investment partnerships, investor relations and client services, oversight of various advisory boards, and special projects relating to matters such as restructurings, recapitalizations and IPOs. Prior to joining Fortress in 2001, Ms. Thrush directed a portfolio of opportunistic real estate and private equity investments for the New York State Common Retirement Fund. Prior to that, she worked for the New York State Urban Development Corporation and Coopers & Lybrand, now PricewaterhouseCoopers.

Mark Wilsmann serves as a Trustee of Seritage. Mr. Wilsmann spent 31 years in real estate with MetLife Investment Management, including roles in asset management, acquisitions, mortgage lending, portfolio management, regional operations, and merger integration. He most recently served as Managing Director and Head of Equity Investments. He assumed this role in 2012 to help build MetLife's $32 billion direct property investment platform, investing on behalf of the MetLife General Account as well as institutional investors including public and private pension funds, sovereign wealth funds, and insurance companies, via co-mingled funds and managed accounts. He also oversaw more than $7 billion in ground up development investments in apartments, industrial, office, retail, life sciences, data centers, and hotels. Between 2003 and 2012, Wilsmann led MetLife's commercial mortgage lending business, directing product design, pricing, and origination activities and chairing the investment committee.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our Trustees and executive officers and the beneficial holders of more than 10% of our Class A Shares to file reports of ownership and changes in ownership with respect to our Class A Shares with the SEC and to furnish copies of these reports to us.

Based solely on a review of the reports filed with the SEC and written representations from our Trustees and executive officers that no other reports were required, the Company is not aware of any failures to file reports or report transactions in a timely manner during the year ended December 31, 2021, other than one transaction on one Form 4 filing for Mr. Dinenberg in connection with a grant made upon his promotion to Chief Operating Officer.

CODE OF CONDUCT

We maintain a code of business conduct and ethics for Trustees, officers and employees known as the Seritage Growth Properties Code of Business Conduct and Ethics, which is available on our website at http://s23.q4cdn.com/949579163/files/doc_downloads/governance/Code-of-Business-Conduct-and-Ethics.pdf. If the Board grants any waivers from our Standards of Business Conduct to any of our Trustees or executive officers, or if we amend our Standards of Business Conduct, we will, if required, disclose these matters via updates to our website on a timely basis.

INFORMATION ABOUT THE AUDIT COMMITTEE

We have an Audit Committee established in accordance with the requirements of the Exchange Act. The Audit Committee represents and assists the Board in fulfilling its responsibilities for overseeing our financial reporting processes and the audit of our financial statements. Specific duties and responsibilities of the Audit Committee include, among other things:

•
Hires, subject to shareholder ratification, the independent registered public accounting firm to perform the annual audit;
•
Is responsible for compensation and oversight of the work of the independent registered public accounting firm in connection with the annual audit report;
•
Reviews the Company’s annual and quarterly financial statements, including disclosures made in management’s discussion and analysis of results of operations and financial condition;
•
Reviews the reports prepared by the independent registered public accounting firm and management’s responses thereto;
•
Pre-approves audit and permitted non-audit services performed by the independent registered public accounting firm;
•
Reviews financial reports, internal controls and risk exposures;
•
Reviews and approves all related-party transactions, as defined by applicable NYSE rules;
•
Reviews management’s plan for establishing and maintaining internal controls;
•
Reviews the scope of work performed by the internal audit staff;
•
Discusses with the Company’s general counsel matters that involve our compliance and ethics policies; and
•
Prepares the Audit Committee Report required by SEC rules to be included in our annual Proxy Statement.

Audit Committee Members

The members of the Audit Committee are John T. McClain (Chairman), Adam Metz and Allison L. Thrush. The Board has also determined that all members of the Audit Committee meet additional, heightened independence criteria applicable to audit committee members under the NYSE listing rules. The Board has further determined Adam Metz and Allison L. Thrush are financially literate, and that John T. McClain, the chair of the Audit Committee, is an “audit committee financial expert,” as defined in Item 407(d)(5) of Regulation S-K promulgated by the SEC.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The following discussion is intended to supplement the detailed information about executive compensation that appears in the following tables and accompanying narrative. It is also intended to provide insight into Seritage’s compensation philosophy and policies applicable to the determination of 2021 compensation for our named executive officers (“NEOs”). Our NEOs for the fiscal year ended December 31, 2021 include:

Name	Position
Andrea Olshan(1)	Chief Executive Officer and President
Amanda Lombard(2)	Chief Financial Officer
Matthew Fernand	Chief Legal Officer and Corporate Secretary
Eric Dinenberg(3)	Chief Operating Officer
Benjamin Schall(4)	Former Chief Executive Officer and President
Kenneth Lombard(5)	Former Chief Operating Officer
(1)
Seritage appointed Ms. Olshan to the role of Chief Executive Officer and President of the Company effective March 16, 2021.
(2)
Ms. Lombard served as the Chief Financial Officer of Seritage through January 14, 2022. Upon Ms. Lombard’s departure, Seritage appointed John Garilli as Interim Chief Financial Officer. Since Ms. Lombard served as CFO through the 2021 fiscal year, her compensation arrangements are described throughout this Compensation Discussion & Analysis section, and the tabular disclosure below. Mr. Garilli serves in his role through a consulting agreement with Winthrop Capital Advisors, LLC, which arrangement is described under the heading “Review and Approval of Transaction with Related Persons - Our Relationship with Winthrop Capital Advisors, LLC and John Garilli.”
(3)
Mr. Dinenberg was appointed as Chief Operating Officer, effective December 22, 2021.
(4)
Mr. Schall ceased employment with the Company effective as of January 22, 2021. The compensation arrangements with Mr. Schall are included in this Compensation Discussion & Analysis section and the tabular disclosure below, in accordance with the applicable rules regarding former executive officers inclusion as named executive officers.
(5)
Mr. Lombard transitioned from his role as Chief Operating Officer to serving as a consultant and special advisor to the Company, effective as of April 26, 2021. In his role as a special advisor Mr. Lombard is not an executive officer of Seritage. The compensation arrangements with Mr. Lombard are included this Compensation Discussion & Analysis section and the tabular disclosure below, in accordance with the applicable rules regarding former executive officers inclusion as named executive officers.

Executive Summary

The focus of the executive compensation program at Seritage continues to be centered on the goal of attracting and retaining high-caliber talent to drive Company performance and whose interests are aligned with the interest of our stockholders. Highlights of the 2021 named executive officer compensation program and related considerations include:

•
Our new CEO appointed in March 2021 led the Company through an asset-by-asset analysis, which resulted in a reorganization of the portfolio into business lines and a focus on key business drivers designed to maximize shareholder value. Efforts to maximize net operating income, reduce costs and raise capital were central pillars of the 2021 business strategy.
•
Base salaries and target performance opportunity percentages were unchanged from 2020 levels, except in the case of promotions in recognition of expanded duties and increased responsibilities.

•
The Compensation Committee, in consultation with our CEO, identified net operating income, general and administration costs (net of management fees), and capital proceeds (each as further defined below) as appropriate metrics against which to measure the Company’s success in 2021 against its business strategy. For each metric, threshold, target and maximum goals were set as part of the annual cash and equity bonus programs, with potential payouts for the cash bonus program capped at 150% of target and potential annual equity award values capped in accordance with the NEOs employment agreements. Results included total net operating income achievement that exceeded the business plan’s target, general and administration costs (net of management fees) being successfully contained to meet maximum payout levels and capital proceeds efforts also meeting maximum payout levels.

•
The annual equity bonus program continued in 2021 to weight performance-vested awards over time-vested awards, with 60% of each applicable named executive officer’s total award value being granted in the form of performance-vested restricted stock units (RSUs) with a three-year performance period and 40% of the total award value being granted in the form of time-vested restricted stock units that vest in approximately equal annual installments over three years. As in 2020, the performance-vested RSUs will vest based on a total shareholder return metric. However, in 2021, in order to more closely align our NEOs interests with those of our stockholders, vesting will depend, in equal part, on an absolute TSR measure and a relative TSR result. Additionally, the relative TSR portion is capped at target if absolute TSR is negative for the period.

•
On March 1, 2022, the Company announced that its Board of Trustees had commenced a process to review a broad range of strategic alternatives. The Board of Trustees has created a Special Committee of the Company’s Board of Trustees (the “Special Committee”) to oversee the process. There can be no assurance that the review process will result in any transactions or any strategic change at this time. In connection with the strategic alternative review process the Compensation Committee has, and continues to, review the compensation policies and programs of our employees, including our NEOs, to align the programs to the Company’s current business strategy and goals, as detailed more fully below.

Compensation Philosophy

Compensation at Seritage is designed to attract and retain high-caliber talent to ensure the Company achieves the goals set forth in its business plans, which in turn is expected to create significant value for our shareholders. Our compensation philosophy focuses on supporting our long-range business goals, and evolves as the business goals evolve. The Compensation Committee believes that a strong core management team is key to the Company’s success. Our objective is to compensate those executives with an appropriate mix of fixed and incentive-based payments, which mix is evaluated annually and may be changed depending on business needs.

In making 2021 compensation decisions, the Compensation Committee focused on providing our NEOs with a competitive total compensation package, based on the following objectives:

•
to attract, retain, and motivate key executives;
•
to provide incentives aimed at motivating our executives to strive for Company success without encouraging excessive risk-taking, utilizing a mix of fixed and “at-risk” compensation components including cash and non-cash awards, when appropriate, and short and long-term incentives;
•
to reward increased Company value, including its share price, over the long term and align the interests of the management team with the interests of our shareholders.

In light of the Board’s efforts to review a broad range of strategic alternatives that would impact the future of the business, the Compensation Committee amended certain compensation programs, including those of our NEOs, in March 2022. These changes focus on incentive programs to retain key personnel to reward them for their continued efforts and provide them with stability during the strategic review process. See Section “2022 Actions by Compensation Committee Impacting Compensation Programs going Forward,” below for more information.

Determination of Compensation

Initial compensation decisions for 2021 for our NEOs (including salary changes, annual bonuses, and long-term incentive awards), were made by the Compensation Committee after receiving data from management and reviewing applicable survey data and internal compensation parity information. Following the commencement of her employment, Ms. Olshan also provides input to the Compensation Committee on compensation matters for the management team. In particular, in 2021 Ms. Olshan consulted with the Compensation Committee on the determination of the performance metrics and goals for the 2021 annual bonus and long-term equity programs, as well as the compensation design changes implemented in 2022. The Compensation Committee’s decisions in 2021 also took into consideration additional factors, including: the Company’s need to attract and maintain a strong leadership team; the Company’s strategic plan; 2021 accomplishments in light of the unique challenges presented by current business environment; industry practice for REITs; and the long-term interests of our shareholders. The Compensation Committee’s final determinations were made with an understanding of the Company’s successes and challenges, and general industry data and research. Historically, the National Association of Real Estate Investment Trusts (Nareit) compensation survey data has been used as a reference in setting compensation levels as well as a source of information regarding general retail REIT industry practice.

Say-On-Pay

At the shareholder meeting held on May 20, 2021, approximately 85% of those shareholders who cast ballots voted in favor of the “say-on-pay” proposal. Although the results of this vote are non-binding, the Compensation Committee takes the shareholder vote into consideration when determining the NEOs’ compensation. Beyond the “say-on-pay” vote results, the Company did not receive any specific feedback or inquiries regarding the executive compensation program. While certain changes were made to the 2021 compensation program, and further changes were implemented impacting 2022 compensation, those changes were not a direct result of shareholder feedback, but rather were considered appropriate and necessary in reaction to the current business environment in which the Company operates and its current strategic goals. The Compensation Committee will continue to consider the “say-on-pay” voting results and will evaluate making further changes to the compensation program based on shareholder feedback, as well as its assessment of market conditions and compensation practices. Consistent with our shareholders’ current preference, the Company seeks a “say-on-pay” vote on an annual basis.

Elements of Compensation and Objectives

In addition to providing executives with standard employee benefits, in 2021 the Company’s executive compensation program focused on three key elements: base salary, annual bonus opportunity, and annual long-term equity awards. For each NEO, the compensation elements are considered both individually and as a whole. Although one element does not necessarily directly impact another element, the value of combined elements relative to each other may be adjusted to maintain a consistent aggregate compensation package. The main elements of our NEOs’ 2021 compensation packages, and the rationale for each, are:

Element	Objective
Base salary	Base salary provides the executive a level of predictable income and is set relative to the executive’s experience and the competitive marketplace.
Annual bonus opportunity

The annual bonus opportunity is designed to drive achievement of annual financial and operational results and key strategic activities that are linked to long-term Company goals. Individual awards are based on both Company and individual goal achievement.

Annual long-term equity awards (time-vested and performance-vested)

The equity incentive program is designed to directly align key executives’ interests with building shareholder value and includes grants of time-vested and performance-vested awards. Currently, 60% of the award’s total value consists of awards with performance-based vesting conditions. Awards completing their vesting cycle in 2021 include annual equity awards granted in 2019, which included performance-based vesting conditions in respect of 60% of the total award’s value.

Participation in general employee benefit programs	A standard package of employee benefits is maintained to provide employees, including the NEOs, with retirement savings opportunities, medical coverage, and other standard health and welfare benefits.

Each of our NEOs is party to an employment or letter agreement (each, an “Employment Agreement”). For each NEO, the Employment Agreement, or consulting agreement, in the case of Mr. Lombard following his transition to a consulting role, sets the parameters of the pay elements described above. The base salary and target incentive compensation levels were set in consideration of the individual’s roles, responsibilities, experience, expected amount of impact or influence on overall Company performance, and industry standards. The chosen mix of elements is designed to provide appropriate levels of stability and motivation for the NEOs to reach, and strive to exceed, Company performance expectations. These compensation elements and levels are reviewed annually by the Compensation Committee.

Base Salary

The annual base salaries for our NEOs at the beginning of 2021 were: $1,000,000, $400,000, $425,000, and $340,000 for Mss. Olshan and Lombard, and Messrs. Fernand and Dinenberg, respectively. Mr. Schall received regular payments based on his annual base salary of $875,000 through his January 22, 2021 departure date. Mr. Lombard continued to receive regular payments based on his annual base salary of $450,000 through the end of his employment on April 26, 2021, and, in his role as a consultant to the Company, Mr. Lombard receives monthly payments of $37,500. The annual base salary for Ms. Olshan was determined as part of her hiring as our Chief Executive Officer, effective March 16, 2021. The annual base salary for Mr. Dinenberg was $340,000 until his promotion in April 2021 to the role of Executive Vice President of Development & Construction, at which point his salary was increased to $375,000. In connection with his appointment as Chief Operating Officer, effective as of December 22, 2021, Mr. Dinenberg’s annual base salary was increased to $400,000 to reflect his new role and increased responsibilities. Other than in Mr. Dinenberg’s case, no increases were implemented in 2021.

2021 Retention Bonuses

Following the announcement of Mr. Schall’s departure from the Company in December 2020, the Compensation Committee and Board believed it was in the best interests of the Company to grant special cash retention awards to certain members of the management team. On December 31, 2021, these awards vested and resulted in payments to Ms. Lombard, Mr. Fernand, and Mr. Dinenberg, of $215,000, $215,000, and $110,000, respectively. Mr. Lombard received his retention bonus in the amount of $215,000 under the terms of his separation agreement at the time of his transition to being a consultant to the Company.

Incentive Compensation Overview

Our 2021 incentive compensation program consisted of an annual bonus opportunity and annual long-term incentive awards, with amounts for each generally granted in the first quarter that are determined based on Company performance for the prior year. In the case of the long-term incentive awards portion, the vesting of the awards is subject to a three-year cycle with a portion vesting over time and a portion vesting based on 3-year performance conditions. Under this multi-layered program, achievement across a variety of shorter (one-year) and long-range (three-year) business goals determines the compensation outcomes.

Annual Cash Bonus Opportunity

Cash Bonus Design. Annual cash bonus opportunity amounts are typically determined based on a target percentage of each NEO’s base salary, as set forth in the NEO’s Employment Agreement, which target may be adjusted by the Compensation Committee from time to time. Absent special circumstances, payout amounts are determined based on both Company-wide and individual achievement of operational and strategic goals established by the Compensation Committee, with payouts falling within a defined range if the requisite level of performance is achieved, up to a maximum payout cap.

For purposes of 2021 annual cash bonuses, the applicable target bonus amounts and the corresponding potential payout ranges, subject to determination of performance, were as follows:

2021 Annual Bonus Opportunity and Potential Payout Range

Name	Target Bonus Opportunity, as a Percentage of Base Salary	Target Bonus Opportunity, as a Dollar Amount	Annual Bonus Opportunity Range, as Percentage of Base Salary (if threshold performance achieved) (1)	Annual Bonus Opportunity Range (if threshold performance achieved), as a Dollar Amount
Andrea Olshan	N/A	$1,000,000	N/A	N/A
Amanda Lombard	75%	$300,000	0%-100%	$0-$400,000
Matthew Fernand	75%	$318,750	0%-100%	$0-$425,000
Eric Dinenberg (2)	75%	$300,000	0%-100%	$0-$400,000
Benjamin Schall (3)	N/A	N/A	N/A	N/A
Kenneth Lombard (4)	N/A	$337,500	N/A	N/A
(1)
Under the terms of Ms. Olshan’s employment agreement, for 2021, she was entitled to receive an annual bonus amount of $1,000,000. For the other NEOs, the terms of their Employment Agreements do not provide for a stated bonus amount based on achievement of a threshold performance level.
(2)
The information for Mr. Dinenberg reflects his annual bonus opportunity as of December 31, 2021.
(3)
Due to his departure on January 22, 2021, Mr. Schall was not eligible for a bonus in respect of fiscal year 2021.
(4)
Under the terms of Mr. Lombard’s consulting agreement in his role an advisor to the Company, Mr. Lombard was entitled to receive a bonus in the amount of $337,500 (Mr. Lombard’s target opportunity while serving as an employee) in March 2022.

2021 Cash Bonus Award Determination

Driven by the complicated business environment resulting from the COVID-19 pandemic in 2020, in May 2020, the Compensation Committee decided that all annual 2020 bonus payment amounts would be determined on a discretionary basis, as it was not practical nor reasonable to determine appropriate forward-looking performance metrics and goals for the 2020 performance year. Instead, the Compensation Committee decided that 2020 bonus payments would be based on an evaluation of Company performance and individual achievements during the course of 2020, during which time the Company was focused on preserving the medium- and long-term value of its assets. The dollar value of these bonuses, determined in March 2021, were paid in the form of time-vested restricted stock units, and reflected in the Summary Compensation Table reporting 2020 compensation decisions.

In 2021, the Compensation Committee returned to a more traditional cash bonus structure, using three financial metrics: total net operating income (NOI), general and administrative expenses net of management fees (G&A) and capital proceeds. Information on the metrics, targets and performance achievement is as follows:

	($mm)	Goal	% Ranges		$ Ranges		Payout Percentages
Metric	Target	Weighting	Threshold	Maximum	Threshold	Maximum	Threshold	Target	Maximum
NOI (1)	$29.34	33.3%	-20%	20%	$23.47	$35.20	50%	100%	150%
G&A, net (2)	$(28.20)	33.3%	10%	-10%	$(31.02)	$(25.38)	50%	100%	150%
Capital Proceeds (3)	$296.00	33.3%	-10%	20%	$266.40	$355.20	50%	100%	150%

For purposes of the 2021 annual bonus program, the three metrics were defined as follows:

(1)
Total NOI: Income from property operations less property operating expenses including Seritage’s proportional share of unconsolidated properties. Total NOI will be calculated as presented in the Company’s SEC filings, with adjustments for one‐time, non‐recurring items which are considered extraordinary in nature and certain GAAP accounting adjustments to be determined if and when such events occur and which will be approved by the Compensation Committee. For avoidance of doubt, Total NOI will include termination fees, excluding Sears termination fees.
(2)
General and Administrative expenses (G&A) net of Management Fees: G&A net of management fees shall be calculated as G&A presented in the results of operations less severance costs, litigation costs, bonus expenses and share‐based compensation and then netted with management fees as presented in the results of operations.
(3)
Capital Proceeds: Capital proceeds shall include total net proceeds from asset sales, financings, and equity and debt capital markets activities. Net proceeds shall be calculated as gross proceeds less closing costs, including legal and professional fees, title costs, mortgage recording fees, transfer and other taxes related directly to the transaction, and broker fees but shall exclude prorations for rent, reimbursements and other property operating expenses, escrow holdbacks < 2.0% of gross purchase price. Capital proceeds will also exclude amounts contingent upon a future event occurring which are greater than 2% of the gross purchase price, and other adjustments to the settlement statement not related to professional fees and closing costs. In addition, capital proceeds shall also include adjustments for transactions closed in a previous period, such as adjustments to final contribution value and final resolution of escrow holdbacks.

The Company achieved the following against these goals in 2021, resulting in a total payout percentage of 149.8%, comprised of:

•
Total NOI of $35.12 million, resulting in a payout percentage of 149.3%;
•
G&A net of Management Fees of $(25.31) million, resulting in a payout percentage of 150%; and
•
Capital Proceeds of $367.02 million, resulting in a payout percentage of 150%.

Based on these results, in March 2022, and the Compensation Committee reviewed of 2021 Company and individual performance, and awarded the following cash bonuses to the then eligible NEOs:

2021 Bonus Payouts

Name	2021 Cash Bonus
Andrea Olshan (1)	$1,000,000
Matthew Fernand	$424,575
Eric Dinenberg	$399,600
Kenneth Lombard (1)	$337,500
(1)
Bonus amount for Ms. Olshan for her initial year of employment was set at $1,000,000 under the terms of her Employment Agreement, and the bonus amount for Mr. Lombard, in light of his transition to a consulting role was set at $337,500 as part of his consulting agreement.

Annual Long-Term Equity Awards

Annual Long-Term Equity Awards Granted in March 2021. Annual long-term equity awards are granted as part of the overall incentive program for our NEOs, and other key employees, under the terms of our 2015 Share Plan (the “Equity Plan”). Awards granted in March 2021 reflect determinations related to performance of the 2020 fiscal year, and the target long-term incentive grant levels set forth each NEO’s Employment Agreement. For each NEO, the award’s dollar value translates into an equity award (generally in the form of time-vested and performance-vested restricted stock units (“RSUs”)) by dividing the award value by the closing price of a share of the Company’s common shares on the date of grant, rounded down to the nearest whole share. The table below reflects the applicable target and grant information for our NEOs in respect of the grants approved by the Compensation Committee in March 2021:

2020 Annual Long-Term Equity Incentive Award Grants (Granted March 5, 2021)

	Amount or Target/Max Range of Annual Long-Term Equity Award		Total Grant Value(1)	Terms	Number of RSUs (Based on share price on date of grant of $21.47)
Name	As Percentage of Base Salary	As Dollar Amount
Andrea Olshan (2)	N/A	$4,000,000	$4,000,000

- 40% 3-year ratable time-based vesting

- 60% performance-based vesting over 3-yr period with equally weighted rTSR and absolute TSR metrics, and a cap if absolute TSR is negative

- Vesting subject to continued service, except in certain involuntary termination events

					Time: 82,936 Performance: 124,417
Amanda Lombard (3)	50-75%	$200,000-$300-000	$100,000		Time: 1,863 Performance: 2,794
Matthew Fernand	50-100%	$212,500-$425,000	$139,375		Time: 2,596 Performance 3,894
Eric Dinenberg (4)	20%	68,000	$34,000		Time: 634 Performance: 950
Kenneth Lombard (5)	75-125%	$337,500-$562,500	$168,500		Time: 3,143 Performance: 4,715
(1)
The “Total Grant Value” above represents the value awarded by the Board to each NEO in respect of the 2020 Annual Long Term Equity Incentive Grants, and the number of shares subject to these awards was set on March 5, 2021. For the performance RSU portion of the total award, in accordance with the applicable accounting standards, the per share grant date fair value for the awards of $17.18 was calculated when the performance conditions were subsequently finalized, based on a Monte Carlo model. As a result, the “Total Grant Value” reported above differs from the grant date fair value amounts reported in the Summary Compensation Table and Grants of Plan Based Awards Table due to the rules for how grant values are reported in those tables.
(2)
For Ms. Olshan, the long-term incentive award set forth above reflects the sign-on grants negotiated as part of her accepting employment as the Company’s CEO, as set forth in her Employment Agreement. The value of Ms. Olshan’s award was converted into a number of RSUs based on a share price of $19.29, which pursuant to the terms of her Employment Agreement, represents the volume weighted average price over the 10-trading days immediately prior to the execution of her Employment Agreement.
(3)
The awards to Ms. Lombard were forfeited due to her departure in January 2022.
(4)
For Mr. Dinenberg, the annual long-term incentive target set forth above reflects his award in March 2021, while serving in his role as Senior Vice-President of Development and Construction.
(5)
Mr. Lombard continues to vest in his outstanding awards during his time of service as a consultant to the Company.

Based, in part, on its assessment of general REIT industry practice and the Company’s history as a public entity, for the performance-vested portion of the long-term equity awards, the Compensation Committee determined that it was appropriate to utilize total shareholder return as the applicable performance measure, as it has in recent years, which directly ties potential payouts of the performance-vested equity awards to the performance of the Company relative to its peers. However, in prior years total shareholder return was calculated based only on relative total shareholder return (“rTSR”). For the 2020 Annual Long Term Incentive Award Grants (granted in 2021), the performance-vested portion of the RSU award will be measured on both rTSR and on absolute TSR, with each TSR metric having equal weighting. Each metric has a minimum achievement threshold, under which no payout will be achieved in respect of that metric, as well as a maximum payout, and a negative absolute TSR performance will result in the rTSR portion of the award being capped at target.

For this purpose, the Company’s rTSR and absolute TSR is calculated over the performance period May 20, 2021 - December 31, 2023. The rTSR portion will compare the Company’s TSR to the TSR for the same period of all of the constituent companies in the MSCI RMZ REIT Index, and then rounded to the nearest whole number percentile, with linear interpolation between threshold, target and maximum performance.

After the Company’s TSR percentile is determined, the number of performance-vested RSUs that will be earned by an NEO for the rTSR metric will be determined by multiplying 50% of the number of performance-vested RSUs that were granted to the NEO, by the applicable percentage listed in the following table, provided that if the absolute TSR metric is negative, then the payout on the rTSR metric will not exceed target:

Company TSR Relative to the MSCI RMZ REIT Index TSRs over Performance Period	% of Granted RSUs Earned
75th Percentile and above (Maximum)	150%
45th Percentile (Target)	100%
40th Percentile (Minimum Threshold)	50%
Below 40th Percentile	0%

The absolute TSR portion of the performance-vested RSUs will be calculated based on a beginning implied share price of $15.65 (the 10-day trailing VWAP as of May 20, 2021), as compared to the Company’s implied share price at the end of the measurement period. The number of performance-vested RSUs that will be earned by an NEO for the absolute TSR metric will be determined by multiplying 50% of the number of performance-vested RSUs that were granted to the NEO, by the applicable percentage listed in the following table:

Absolute TSR Percentage Increase in Stock Price	% of Granted RSUs Earned
90% and above (Maximum)	150%
70% (Target)	100%
50% (Minimum Threshold)	50%
Below 50%	0%

The RSUs are settled shortly after the Compensation Committee’s determination of the performance achievement. The NEOs will not be entitled to receive any dividends with respect to the shares underlying the performance-vested RSUs unless and until the performance-vested RSUs are earned. Any performance-vested RSUs that do not become earned will be forfeited.

Determination of Achievement for 2019 Performance Vested RSUs, Performance Period Ended December 31, 2021. On March 15, 2022, the Compensation Committee determined that the performance goals for the 2019 performance-vested annual RSUs, for which the performance period ended December 31, 2021, were not achieved. Therefore, the underlying RSUs were forfeited by those NEOs who held such awards.

2022 Actions by Compensation Committee Impacting Compensation Programs going Forward

In light of the actions taken by the Board in the first quarter of 2022 to commence a process to review a broad range of strategic alternatives for the Company, on March 9, 2022, the Compensation Committee approved certain modifications to the Company’s existing performance-based compensation programs to reflect the Company’s current focus on this strategic process and approved retention incentives to employees whose efforts will be critical to the execution of the strategic review process in the coming months.

The modifications approved by the Compensation Committee to the Company’s performance-based compensation programs impact all Company employees who are eligible to participate in these programs, including Ms. Olshan, Mr. Fernand, and Mr. Dinenberg, in the same way.

These actions include: (i) amending the Company’s 2021 annual equity award program, pursuant to which grants were made on March 15, 2022, comprised entirely of time-based restricted stock units (rather than a mix of time-vested and performance-vested restricted stock units), which will vest ratably over a period of 3 years, subject to acceleration provisions in the event of certain termination of employment events; (ii) amending the Company’s annual cash bonus program to provide that annual cash bonuses for the 2022 performance year will be paid to employees who are eligible to receive a bonus in an amount equal to each individual’s target annual cash bonus incentive; and (iii) amending the Company’s 2022 and future annual equity award programs to provide for awards that would be scheduled to be granted in 2023 and subsequent years to be comprised of cash awards, in lieu of any further equity awards, with the cash awards to be in an amount equal to the eligible individual’s annual target equity award value and, unless otherwise determined by the Compensation Committee at the time of grant, subject to the vesting conditions applicable to the 2021 annual equity award program above.

The determination of the structure of the annual long-term equity awards in respect of 2021 performance as wholly time-based RSUs resulted in the following equity grant values and key terms in respect of the RSUs granted on March 15, 2022:

2021 Annual Long-Term Equity Incentive Award Grants (Granted March 15, 2022)

	Amount or Target/Max Range of Annual Long-Term Equity Award		Total Grant Value(1)	Terms	Number of RSUs (Based on share price on date of grant of $11.31)
Name	As Percentage of Base Salary	As Dollar Amount
Andrea Olshan	200%	$2,000,000	$2,000,000	- 100% 3-year ratable time-based vesting - Vesting subject to continued service, except in certain involuntary termination events	176,834
Matthew Fernand	50-100%	$212,500-$425,000	$424,575		37,539
Eric Dinenberg	50-100%	$300,000-$400,000	$399,600		35,331
(1)
The Total Grant Value for Ms. Olshan was set under the terms of her Employment Agreement, and for Mr. Fernand and Mr. Dinenberg were determined based on the ranges set forth in their Employment Agreements and based on the same metrics as used for the determination of the 2021 annual cash bonus achievement.

The Compensation Committee granted a retention bonus to Mr. Fernand and Mr. Dinenberg in respect of a retention period of twenty-four months and granted certain other senior management members and other employees retention bonuses in respect of a period ranging from six to eighteen months. All of the retention bonuses include terms and conditions similar as those described below in respect of Mr. Fernand and Mr. Dinenberg, with adjustments applied to the terms to take into account the length of the retention period, as appropriate. Under their respective retention awards, Mr. Fernand and Mr. Dinenberg will be entitled to receive an annual retention bonus amount equal to $796,875, and $750,000, respectively, for each of the two years during a 24-month retention period, subject to his continued employment through a series of vesting dates. The retention bonus attributable to the first 12-month period during the retention period will vest and become payable as follows: (i) 25% of the annual retention bonus amount payable four months following the date of grant, (ii) 25% of the annual retention bonus amount payable eight months following the date of grant, and (iii) 50% of the annual retention bonus amount payable 12 months following the date of grant (each payment date, a “Payment Date”). A similar Payment Date schedule will be applied to the second 12 months of the retention period. In the event that, prior to a Payment Date, (i) Mr. Fernand’s or Mr. Dinenberg’s employment is terminated by the Company without Cause (as defined in his respective Employment Agreement, or (ii) Mr. Fernand or Mr. Dinenberg resigns for Good Reason (as defined in his respective Employment Agreement), in addition to any severance payments and benefits to which he may be entitled under his Employment Agreement, he will be entitled to receive, subject to the his execution of a general release of claims against the Company, the unpaid portion of the total 24-month retention bonus amount, plus the total amount of his base salary, annual target cash and annual target equity bonus amounts that would have been payable during the remaining portion of the 24-month retention period (and not already paid in the normal course). If Mr. Fernand’s or Mr. Dinenberg’s employment is terminated for any reason other than those described above, he will forfeit all rights to receive any remaining unpaid portion of the total retention bonus.

Clawback Policy

The Company continues to maintain its incentive compensation clawback policy, which was adopted by the Compensation Committee in March 2018. The policy allows the Company to recoup certain compensation paid to a current or former named executive officer or other persons covered by the policy, if the Company is required to undertake a material restatement (occurring after the effective date of the clawback policy) of its financial statements that have been filed with the SEC. Compensation that may be recoverable includes incentive-based cash compensation, equity compensation, and equity-based compensation (including stock options, restricted stock, RSUs, or other forms of incentive awards) received by that employee during the three-year period preceding the publication of the restated financial statements that the Compensation Committee or Board determines was in excess of the amount that such employee would have received if such compensation had been determined based on the financial results reported in the restated financial statements. In making its determination to recoup compensation from a covered employee, the Compensation Committee, or the Board, may take into account all factors it considers relevant under the circumstances, including, for an officer, whether or not the officer engaged in embezzlement, fraud, willful misconduct, breach of fiduciary duty, or other willful action or willful inaction that materially contributed to or resulted in the events that led to the restatement. The Compensation Committee intends to periodically review the clawback policy and, as appropriate, make revisions as may be required by applicable law or regulation.

Retirement and Employee Benefit Programs

Tax-Qualified Retirement Plan. Our NEOs may participate in the tax-qualified SIMPLE IRA retirement plan sponsored by the Company, as well as other employee benefit plans, in the same manner as all other Company employees. Pursuant to the SIMPLE IRA program, employees are eligible to contribute to an individual SIMPLE IRA account on a tax-deferred basis. If an employee participates in the SIMPLE IRA plan, the Company makes a matching contribution to the employee’s SIMPLE IRA account in an amount up to 3% of the employee’s base salary (subject to applicable statutory limitations). In 2021, each of the NEOs contributed to the SIMPLE IRA and received a related matching contribution. Participants are fully vested in both their own contribution and the matching contributions at all times.

Other benefits and perquisites. We do not provide our NEOs with any other specific benefits programs or perquisites that are not provided to our employees generally.

Section 162(m) Considerations

Under Section 162(m) of the Internal Revenue Code, as amended by the Tax Cuts and Jobs Act of 2017 (“TCJA”), a publicly held corporation, including companies structured as an “UPREIT” (like the Company was through December 31, 2021) generally is limited to a $1 million annual tax deduction for compensation paid to each of its “covered employees.”

Under current regulations, a real estate investment trust’s distributive share of any compensation deduction paid to its covered employees by its related operating partnership is subject to the Section 162(m) limitation at the real estate investment trust level, unless the compensation is “grand-fathered” under special transition rules. As of January 1, 2022, the Company will no longer be classified as a REIT for tax purposes and will be converted into a C corporation. The limitation rules of Section 162(m) will continue to apply both before and after the conversion. Going forward, while the Compensation Committee will consider the impact of Section 162(m) on its compensation arrangements, it is only one of many factors, and it is anticipated that the Compensation Committee will, in its discretion and when it deems appropriate, enter into compensation arrangements with those employees considered “covered employees” that may result in payments that are not fully deductible as compensation expenses under Section 162(m).

Change in Control and Termination Arrangements

The Employment Agreements include terms that provide the NEOs with certain severance benefits in the event of a termination initiated by the Company without cause or initiated by the executive for good reason (as such terms are defined in the applicable Employment Agreement). In addition, the award agreements applicable to outstanding restricted stock and RSU grants provide for either full or partial acceleration of vesting of any then-unvested awards in the case of certain termination of employment events, as well as upon the occurrence of a change in control of the Company (unless the outstanding awards are assumed and continued in the change in control transaction). More detailed descriptions of the employment termination and change in control provisions of the Employment Agreements and outstanding equity awards are set forth below under the heading “Potential Payments Upon Termination or Change in Control.”

COMPENSATION COMMITTEE REPORT

The Compensation Committee (the “Compensation Committee”) of the Board of Trustees (the “Board of Trustees”) of Seritage Growth Properties has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Trustees that the Compensation Discussion and Analysis be included in this Proxy Statement.

Sincerely,

John T. McClain, Chairman

Sharon Osberg

Adam Metz(*)

*Mr. Metz joined the Compensation Committee on April 26, 2022 and was therefore not part of the fiscal year 2021 compensation decisions described herein.

COMPENSATION OF EXECUTIVE OFFICERS AND TRUSTEES

Summary Compensation Table for the Fiscal Year ended December 31, 2021

The following table summarizes the compensation of our NEOs for the fiscal years ended December 31, 2021, 2020 and 2019.

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Non-Equity Incentive Plan Compensation	All other compensation	Total
		($)	($)(1)	($)(2)	($)	($)(3)	($)
Andrea Olshan (4)	2021	$784,615	$1,000,000	$3,737,493	$0	$13,500	$5,535,609
Chief Executive Officer and President
Amanda Lombard	2021	$400,000	$215,000	$88,000	$424,575	$13,500	$1,141,075
Former Chief Financial Officer	2020	$291,952	$51,118	$78,383	$0	$11,890	$433,343
Matthew E. Fernand	2021	$425,000	$215,000	$122,674	$424,575	$13,500	$1,200,749
Chief Legal Officer and Corporate	2020	$405,282	$209,063	$218,898	$0	$21,038	$854,281
Secretary	2019	$425,000	$0	$233,742	$321,938	$24,159	$1,004,839
Eric Dinenberg (5)	2021	$364,230	$110,000	$429,933	$399,600	$13,500	$1,317,263
Chief Operating Officer
Benjamin Schall (6)	2021	$84,155	$0	$0	$0	$13,500	$97,655
Former Chief Executive Officer	2020	$518,462	$0	$1,706,276	$0	$43,816	$2,288,554
and President	2019	$875,000	$0	$1,706,276	$1,225,000	$289,936	$4,096,191
Ken Lombard (7)	2021	$502,500	$552,500	$148,505	$0	$4,000	$1,207,506
Former Chief Operating Officer	2020	$434,921	$168,750	$344,231	$0	$13,500	$961,403
	2019	$450,000	$0	$360,010	$340,875	$8,549	$1,159,435
(1)
The amounts shown in this column for 2021, other than for Ms. Olshan and Mr. Lombard, constitute the payment of retention bonuses granted in December 2020 and earned on December 31, 2021, based on the executive’s continued employment through that date or rights to the payout of the retention bonus due to a termination without cause. For Ms. Olshan, under the terms of her Employment Agreement, Ms. Olshan received a set bonus amount of $1,000,000 in respect of 2021, her initial year of service. For Mr. Lombard, under the terms of his consulting agreement, Mr. Lombard received a set bonus amount of $337,500 in respect of 2021, the year his employment ceased, and in connection with his departure, Mr. Lombard also was entitled to payout of the December 2020 retention bonus of $215,000.
(2)
The amounts in this column represent the aggregate grant date fair value of time-based and performance-vested RSUs relating to Seritage common shares granted to Mmes. Olshan and Lombard, and Messrs. Fernand, Dinenberg and Lombard in 2021, computed in accordance with FASB ASC Topic 718. The number of shares subject to each grant was determined on March 5, 2021, and performance conditions wer subsequently set for the performance-vested RSUs in May 2021. The grant date fair values per share for the time-vested RSUs and performance-vested RSUs are based on certain assumptions explained in Note 14 to the financial statements included in Seritage’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, and in the case of the performance-vested RSUs uses a Monte Carlo model. The grant date fair value differs from the price per share used to set the number of RSUs subject to the grant and, as a result, the total grant date fair value amounts reported in this table differs from the “total grant value” described in the Compensation Discussion and Analysis. The grant date fair value of that portion of the awards consisting of the 2020 annual performance-vested RSUs (granted in March 2021) is reported as $48,001, $66,916, $16,321, and $81,004 for Ms. Lombard, Mr. Fernand, Mr. Dinenberg and Mr. Lombard, respectively, which assumes that target performance is achieved. Assuming that maximum performance is achieved for these grants, the grant date fair value of such performance-vested equity awards would be approximately $72,001, $100,374, $24,482, and $121,506 for Ms. Lombard, Mr. Fernand, Mr. Dinenberg and Mr. Lombard, respectively. In respect of Ms. Olshan, $2,137,489 of the grant date fair value represents the performance-vested RSU portion of her sign-on award, which assumes target performance is achieved. Assuming maximum performance, the grant date fair value for this portion of the award would be approximately $3,206,218. The remainder of the awards reported herein consist of the 2020 time-based RSU awards (granted in March 2021) to Ms. Lombard, Mr. Fernand, Mr. Dinenberg and Mr. Lombard, the time-based RSU portion of Ms. Olshan’s sign on award, and the time-based RSU retention award granted to Mr. Dinenberg in connection with his promotion to the position of Chief Operating Officer.
(3)
The amounts shown in this column for 2021 represent, in each NEO’s case, a matching contribution to the Company’s retirement plan.
(4)
Ms. Olshan commenced employment on March 16, 2021.
(5)
Data reported in the table reflects compensation paid to Mr. Dinenberg both before and after his promotion to the role of Chief Operating Officer, effective on December 17, 2021.
(6)
Mr. Schall’s departure from the Company was announced on December 10, 2020 and became effective as of January 22, 2021.
(7)
Mr. Lombard departed from his role as Chief Operating Officer on April 26, 2021, at which time he entered into an advisory agreement with the Company. Data reported in the table reflects compensation (or fees) paid to Mr. Lombard both as an employee and as an advisor.

Grants of Plan-Based Awards in 2021

For more information about our annual cash and equity awards, see the discussion in the Compensation Discussion and Analysis section. The table below displays the grants of plan-based awards made to our NEOs in 2021.

				Estimated possible payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or units	Grant date fair value of stock and option awards
Name		Type/Plan	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum
				($)	($)	($)	(#)	(#)	(#)	(#)
Andrea Olshan	(1)	Sign-On Time RSU	4/12/2021							82,945	1,600,009
	(2)	Sign-On Perf RSU	4/12/2021				62,209	124,417	186,625		2,137,484
	(3)	2021 Annual Cash			$1,000,000
Amanda Lombard	(1)	2020 Annual Time RSU	3/5/2021							1,863	39,999
	(2)	2020 Annual Perf RSU	3/5/2021				1,397	2,794	4,191		48,001
	(3)	2021 Annual Cash		$0	$300,000	$400,000
Matthew E. Fernand	(1)	2020 Annual Time RSU	3/5/2021							2,597	55,758
	(2)	2020 Annual Perf RSU	3/5/2021				1,948	3,895	5,843		66,916
	(3)	2021 Annual Cash		$0	$318,750	$425,000
Eric Dinenberg	(1)	2020 Annual Time RSU	3/5/2021							634	13,612
	(2)	2020 Annual Perf RSU	3/5/2021				475	950	1,425		16,321
	(4)	2021 Promotion RSU	12/17/2021							31,496	400,000
	(3)	2021 Annual Cash		$0	$300,000	$400,000
Benjamin Schall	(1)	2019 Annual Time RSU	N/A
	(2)	2019 Annual Perf RSU	N/A
	(3)	2020 Annual Cash	N/A
Kenneth Lombard	(1)	2020 Annual Time RSU	3/5/2021							3,144	67,502
	(2)	2020 Annual Perf RSU	3/5/2021				2,358	4,715	7,073		81,004
	(3)	2021 Annual Cash			$337,500
(1)
For the “2020 Annual Time RSUs,” which awards were granted in March 2021 in respect of 2020 performance, the number of RSUs represents the dollar value of the NEO’s grant, divided by $21.47, the closing price of our common shares on March 5, 2021, the date of grant. For Ms. Olshan and Mr. Dinenberg, the number of RSUs in respect of her sign-on grants and retention RSUs, respectively, were calculated in a similar manner based on a share price of $19.29 for Ms. Olshan, and $12.70 for Mr. Dinenberg. Annual time-based RSUs granted in March 2022 in respect of 2021 performance are not included in the table because they were not granted in 2021.
(2)
For the “2020 Annual Perf RSUs,” which awards were granted in March 2021 in respect of 2020 performance, the number of RSUs represents the dollar value the NEO’s RSU award, divided by $21.47, the closing price of our common shares on March 5, 2021, the date of grant. Performance conditions were subsequently set in May 2021. Upon the achievement of threshold, target and maximum performance goals, the NEOs will earn 50%, 100%, or 150%, respectively, of the number of RSUs granted. The “target” number of shares is being used for purposes of this disclosure to report the grant date fair value. The number of shares in respect of Ms. Olshan’s sign on performance RSUs was calculated based on a per share price of $19.29, in accordance with the terms of Ms. Olshan’s Employment Agreement, and have substantially similar vesting conditions and payout formula as what applies to the 2020 Annual Perf RSUs for other NEOs. In accordance with the applicable accounting standards, the grant date fair value of the 2020 Annual Perf RSUs and Ms. Olshan’s sign on performance RSU is $17.18 per share, determined using a Monte Carlo model. Annual performance-vested RSUs granted in March 2022 in respect of 2021 performance are not included in the table because they were not granted in 2021.
(3)
“2021 Annual Cash” amounts represent, for Ms. Olshan, a bonus for the partial year of service in 2021 which was set at $1,000,000 pursuant to her Employment Agreement. For the other NEOs, the Employment Agreements provide only for target and maximum potential payout amounts because there is no set amount payable upon threshold achievement. In connection with Mr. Lombard’s consulting arrangement, effective as of April 26, 2021, Mr. Lombard became entitled to a bonus in respect of 2021 of a set amount of $337,500.
(4)
“2021 Promotion RSU” represents the RSU award granted to Mr. Dinenberg in recognition of his promotion to the role of Chief Operating Officer in December 2021.

Narrative Disclosure to Summary Compensation Table & Grants of Plan-Based Awards Table

Employment Agreements

Set forth below is a summary of the Employment Agreement with each of our NEOs. In the case of Ms. Olshan, Mr. Fernand, and Mr. Dinenberg, their Employment Agreements have been amended by actions taken by the Compensation Committee in March 2022, as described above in the Compensation Discussion and Analysis section entitled “2022 Actions by Compensation Committee Impacting Compensation Programs going Forward.”

Andrea Olshan Employment Agreement

Term. On February 7, 2021, Seritage entered into an Employment Agreement with Andrea Olshan to serve as the Company’s Chief Executive Officer and President, effective for an initial three-year term beginning on March 16, 2021, which term is subject to automatic one-year renewals.

Compensation. The terms of the Olshan Employee Agreement provide Ms. Olshan with (a) an annual base salary of $1,000,000; (b) an annual target cash bonus of 140% of base salary, with payout ranging between 50% and 200% of base salary, depending on the level of achievement of the established performance goals, and a guaranteed annual bonus in respect of calendar year 2021 of $1,000,000; (c) a sign-on incentive equity award, with a total value determined by dividing $4,000,000 by the volume-weighted average price of a share of Seritage’s common stock for the 10 trading days immediately preceding the date of the execution of the Olshan Employment Agreement, 40% of which is in the form of time-based restricted stock units that will vest in four substantially equal installments on the date of grant and each of the next three anniversaries of the date of grant, and 60% of which is in the form of performance-vested restricted stock units, which will vest following a three-year performance period based on the achievement of performance goals to be determined by the Compensation Committee in consultation with Ms. Olshan; and (d) an annual equity award, beginning in 2022, with an aggregate target value equal to $2,000,000 at the time of grant, of which 40% will consist of time-based restricted stock units that vest ratably on the first three anniversaries of the date of grant and 60% will consist of performance-vested restricted stock units.

Amanda Lombard Employment Agreement

Term. On November 9, 2020, Seritage entered into an Employment Agreement with Amanda Lombard, Executive Vice President and Chief Financial Officer of Seritage, which was effective indefinitely, until terminated by the Company or Ms. Lombard pursuant to the terms thereof, which Ms. Lombard did in January 2022.

Compensation. Ms. Lombard’s Offer Letter provided for an annual base salary of $400,000, and an annual cash bonus with a target of 75% of base salary and a maximum of 100% of base salary. The Employment Agreement also provided for an annual equity award covering either Seritage common shares or limited partnership interests in the Operating Partnership. The Employment Agreement also provided, as amended in April 2021, that this annual equity award will have a target aggregate target value equal to 75% of Ms. Lombard’s annual base salary and a maximum aggregate target value equal to 100% of Ms. Lombard’s annual base salary, subject to the terms and conditions established by the Compensation Committee.

Matthew Fernand Employment Agreement

Term. On May 15, 2015, Seritage entered into an Employment Agreement with Matthew Fernand, Chief Legal Officer and Corporate Secretary of Seritage, which will remain in effect indefinitely, unless otherwise terminated by the Company or Mr. Fernand pursuant to the terms thereof.

Compensation. Mr. Fernand’s Employment Agreement provides for an annual base salary, currently $425,000, and an annual cash bonus with a target of 75% of base salary and maximum of 100% of base salary. The Employment Agreement also provides for an annual target equity award covering either Seritage common shares or limited partnership interests in the Operating Partnership. The Employment Agreement also provides, as amended in April 2021, that this annual equity award will have a target aggregate value equal to 75% of Mr. Fernand’s annual base salary and a maximum aggregate value equal to 100% of Mr. Fernand’s base salary. Beginning with grants made in 2018, 40% of the annual equity grant will consist of time-based RSUs and 60% will consist of performance-vested RSUs, in each case, subject to the terms and conditions established by the Compensation Committee.

Eric Dinenberg Employment Agreement

Term. On March 14, 2019, Seritage executed an Employment Agreement with Eric Dinenberg, in his role as Senior Vice President, Development and Construction. In connection with his promotion to the role of Executive Vice President of Development and Construction in April 2021, adjustments were made to Mr. Dinenberg’s salary. In connection with his subsequent promotion to serve as Chief Operating Officer of Seritage, effective December 17, 2021, terms of the agreement were again updated, and the Employment Agreement remains in effect indefinitely, unless otherwise terminated by the Company or Mr. Dinenberg pursuant to the terms thereof.

Compensation. Mr. Dinenberg’s agreement provides for an annual base salary of $340,000, which amount was increased to $375,000 in April 2021 as part of his promotion to Executive Vice President of Development and Construction, and, subsequently increased to $400,000 in connection with Mr. Dinenberg’s promotion to Chief Operating Officer in December 2021. Under the updated terms, Mr. Dinenberg is eligible for an annual cash bonus with a target of 75% of base salary, with a maximum bonus of 100% of base salary. The Employment Agreement, as updated, also provides for an annual equity award target percentage of 75% of base salary, with a maximum award percentage of 100% of base salary, subject to the terms and conditions established by the Compensation Committee.

Benjamin Schall Amended and Restated Employment Agreement

Mr. Schall and the Company were party to an Amended and Restated Employment Agreement, dated May 2, 2018. Mr. Schall voluntarily resigned from his position in December 2020, with his departure becoming effective on January 22, 2021. During the period of 2021 for which Mr. Schall remained in his role, he received a base salary based on his contractual annual base salary rate of $875,000, but he was not entitled to any annual bonus or long-term incentive awards in respect of 2021.

Ken Lombard Employment Agreement and Advisory Agreement

Consulting Agreement. On May 16, 2018, Seritage entered into an Employment Agreement with Kenneth Lombard as the Chief Operating Officer and Executive Vice President of Seritage, which remained in effect until April 26, 2021, at which time Mr. Lombard left his position with the Company and entered into a Consulting Agreement. In connection with becoming a consultant to the Company, for the period beginning April 26, 2021 through December 31, 2022, Mr. Lombard is entitled to receive monthly payments of $37,500, a bonus in respect of 2021 in the amount of $337,500, and an equal payment, subject to Mr. Lombard executing a general release of claims against the Company, in March 2023. As long as Mr. Lombard continues to provide services under the terms of the consulting agreement, Mr. Lombard will continue to vest in any outstanding equity awards on the awards’ normal vesting schedules.

Outstanding Equity Awards at Fiscal Year-End 2021

The following table sets forth the outstanding equity awards held by our NEOs at December 31, 2021.

	Stock Awards			Equity Incentive Plan Awards
Name	Number of shares or units of stock that have not vested		Market value of shares or units of stock that have not vested	Number of unearned shares, units or other rights that have not vested		Market value of shares, units or other rights of stock that have not vested
	(#)		($) (1)	(#)		($) (1)
Andrea Olshan	62,202	(2)	$825,421
				124,405	(2)(3)	$1,650,854
Amanda Lombard (4)	4,917	(5)	$95,411
				199	(6)	$2,641
				1,406	(7)(3)	$18,658
				2,794	(8)(3)	$37,076
Matthew E. Fernand	14,768	(5)	$195,971
				3,097	(6)	$41,097
				3,927	(7)(3)	$52,111
				3,895	(8)(3)	$51,687
Eric Dinenberg	35,871	(5)(9)	$476,008
				1,292	(7)(3)	$17,145
				950	(8)(3)	$12,607
Benjamin Schall (10)	0		$0
				0		$0
Kenneth Lombard	14,810	(5)	$196,529
				4,769	(6)	$63,285
				6,177	(7)(3)	$81,969
				4,716	(8)(3)	$62,581
(1)
The market values of RSUs set forth in this table are calculated assuming a price of $13.27 per share, which was the closing market price of a Seritage common share on December 31, 2021.
(2)
Represents sign-on grants to Ms. Olshan. The time-based RSUs vest in four substantially equal installments on April 12, 2021 (the date of grant), March 16, 2022, March 16, 2023, and March 16, 2023 (the first three anniversaries of her employment commencement date). The performance-vested RSUs are subject to achievement of relative and absolute total shareholder return performance conditions for the period beginning January 1, 2021 and ending December 31, 2023.
(3)
The performance-vested RSUs service vest as of the last day of the performance period and will be earned and settled in full following the Compensation Committee’s determination of the achievement of the applicable performance (following the completion of the performance period). These RSUs will be earned at 50%, 100%, or 150% of target upon the achievement of threshold, target, or maximum performance, respectively, and the number of RSUs reflected in the table above assumes that performance is achieved at target. If threshold performance is not met, the full number of RSUs will be forfeited. The 2018 Annual Perf RSU performance conditions were comprised of a set of operational and strategic goals, measured for the period 2019-2021. The 2019 Annual Perf RSU performance conditions consist of relative total shareholder return achievement, measured for the period 2020-2022. The 2020 Annual Perf RSU performance conditions consist of 50% relative total shareholder return achievement and 50% absolute total shareholder return performance, measured for the period 2021-2023.
(4)
Represents Ms. Lombard’s outstanding equity grants as of December 31, 2021, all of which were forfeited as of January 14, 2022 due to Ms. Lombard’s resignation.
(5)
Represents the remaining unvested portion of time-based RSUs as set forth in the table below, which, in each case, vest in three substantially equal installments of the date of grant, subject to continued employment through the applicable vesting date (other than in connection with certain terminations of employment, and as more fully described in the Compensation Discussion and Analysis and Potential Payments in upon Termination or Change-in-Control sections of this filing):

Name	2018 Annual Time-Based RSUs, granted 3/8/2019	2019 Annual Time-Based RSUs, granted 3/2/2020	2020 Annual Time-Based RSUs, granted 3/5/2021	2021 RSUs as Annual Bonus, granted 3/5/2021
Amanda Lombard	44	626	1,863	2,384
Matthew E. Fernand	688	1,746	2,597	9,737
Eric Dinenberg	N/A	574	634	3,167
Kenneth Lombard	1,060	2,746	3,144	7,860
(6)
Represents the target number of unvested RSUs for the performance period January 1, 2019 and ending December 31, 2021. In March 2022, the Compensation Committee determined that the applicable performance metrics were not met, and these RSUs were forfeited.
(7)
Represents the target number of unvested RSUs for the performance period January 1, 2020 and ending December 31, 2022.
(8)
Represents the target number of unvested RSUs for the performance period January 1, 2021 and ending December 31, 2023.
(9)
Includes 31,496 RSUs granted to Mr. Dinenberg in connection with his promotion to the position of Chief Operating Officer. These RSUs vest in three substantially equal installments on December 17, 2022, December 17, 2023 and December 17, 2024, subject to continued employment through the applicable vesting date (other than in connection with certain terminations of employment).
(10)
Mr. Schall forfeited all outstanding equity grants as of January 22, 2021 due to his resignation that became effective on that date.

Stock Vested in 2021

The following table provides information about restricted stock and RSUs that vested during 2021.

	Stock Awards
	Number of shares acquired on vesting	Value realized on vesting
Name	(#)(1)(2)	($)(2)
Andrea Olshan	20,734	$499,928
Amanda Lombard	356	$7,487
Matthew E. Fernand	21,483	$395,993
Eric Dinenberg	287	$5,950
Benjamin Schall	-	-
Kenneth Lombard	8,740	$161,489
(1)
Number of shares vested rounded down for any fractional share.
(2)
In connection with certain settlement events, Ms. Lombard and Messrs. Fernand, Dinenberg and Lombard net settled the applicable award, resulting in the Company withholding a number of shares in order to cover the relevant tax obligations. In this regard, of the numbers above, 15 shares were withheld from and 341 shares were issued to Ms. Lombard, 8,070 shares were withheld from and 13,413 shares were issued to Mr. Fernand, 97 shares were withheld from and 190 shares were issued to Mr. Dinenberg, and 390 shares were withheld from and 8,350 were issued to Mr. Lombard. The value realized represents gross proceeds received upon settlement of time-based awards vested and settled in 2021 and performance awards vested and settled in 2021 (including dividends accrued and paid upon settlement of such awards).

Potential Payments Upon Termination or Change in Control

Individual Agreements and Arrangements

Olshan Employment Agreement – Termination and Change in Control Provisions

Termination due to Death or Disability. Upon a termination of employment due to death or disability, Ms. Olshan is entitled to: (a) a prorated annual bonus for the year of termination, calculated based on target performance through the date of termination and (b) full vesting of the sign-on and annual equity awards; provided that performance for any outstanding performance-vested equity awards will be based on target performance through the date of termination.

Termination without Cause; Resignation with Good Reason. In the event of a termination of Ms. Olshan’s employment by Seritage without Cause or her resignation for Good Reason (as such terms are defined in the Olshan Employment Agreement), in either case prior to a Change in Control of Seritage, subject to the execution of an irrevocable general release of claims, Ms. Olshan is entitled to (a) a prorated annual bonus for the year of termination, based on actual performance through the date of termination; (b) severance in an amount equal to two (2) times the sum of Ms. Olshan’s then-current base salary plus the annual bonus in respect of the year of such termination, calculated at target, payable over 24 months; (c) 18 months of welfare benefits continuation including subsidized COBRA coverage; (d) full vesting of any outstanding sign-on equity awards (with “target” performance deemed to have been achieved for the performance-vested sign-on restricted stock units) and time-based annual equity awards; and (e) prorated vesting of any outstanding performance-vested annual equity awards (with “target” performance deemed to have been achieved) and (f) 12 months of outplacement services. However, if such termination occurs within 90 days preceding the consummation of a Change in Control, and the achievement of actual performance would result in a higher number of performance-vested restricted stock units vesting than were determined to have vested based on “target” performance in connection with her termination, Ms. Olshan will receive a cash payment equal to the difference between such amounts, using the fair market value of a share of Seritage’s common stock on the date of such Change in Control.

Change in Control. In the event that such termination event occurs on or during the 12 months following a Change in Control of Seritage, subject to the execution of an irrevocable general release of claims, Ms. Olshan is entitled to the same benefits as described above, except that (x) the prorated annual bonus is measured based on performance through the date of the Change in Control of Seritage; (y) the cash severance multiplier for salary continuation is three (3) and such amount is paid in a lump sum; and (z) all outstanding annual equity awards vest in full, with any performance-vested restricted stock units vesting based on actual performance. In the event that payments or benefits owed to Ms. Olshan constitute “parachute payments” (within the meaning of Section 280G of the Internal Revenue Code of 1986 (the “Code”)) and would be subject to the excise tax imposed by Section 4999 of the Code, such payments or benefits will be reduced to an amount that does not result in the imposition of such excise tax, but only if such reduction results in Ms. Olshan receiving a higher net after-tax amount than she would have received absent such reduction.

Restrictive Covenants. Ms. Olshan is subject to a perpetual confidentiality covenant and, during her employment with Seritage and for 12 months immediately thereafter, a non-solicitation covenant. For the 12 month period immediately following her termination of employment, Ms. Olshan is also subject to a non-competition covenant which prohibits her from rendering services to certain Seritage competitors specified in the Olshan Employment Agreement.

Forfeiture Provisions. If Ms. Olshan violates the non-compete covenant set forth in her Employment Agreement by becoming employed by a specified competitor or if it is discovered that Ms. Olshan engaged in certain conduct that would have constituted cause under the Olshan Employment Agreement, the salary continuation and COBRA subsidy that Ms. Olshan was receiving will terminate and Ms. Olshan will be required to reimburse Seritage for salary continuation payments previously paid (or, following a change in control, for the lump-sum cash severance payment).

Amanda Lombard Employment Agreement – Termination Provisions

While the terms of Ms. Lombard’s agreement are summarized below regarding certain severance rights in connection with a termination due to death, disability, by Seritage without cause or by Ms. Lombard for good reason, due to Ms. Lombard’s resignation (not for good reason), Ms. Lombard was not entitled to any severance payments.

Termination due to Death or Disability. Upon a termination of employment due to death or disability, Ms. Lombard would have been entitled to (1) a prorated annual bonus for the year of termination, based on performance for the full year of termination; and (2) vesting of her annual equity awards; provided that the vesting for any performance-vested equity awards would be based on performance through the date of termination. In the case of disability, Ms. Lombard would also have been entitled to 12 months of subsidized COBRA coverage.

Termination Without Cause; Resignation with Good Reason. Upon a termination by Seritage without cause or a resignation by Ms. Lombard with good reason, Ms. Lombard would have been entitled to (1) base salary continuation for 12 months; (2) a prorated annual bonus for the year of termination, based on performance for the full year of termination; (3) 12 months of subsidized COBRA coverage; and (4) prorated vesting of any outstanding annual equity awards. Performance for any performance-vested equity awards that vested as a result of such termination would be determined based on actual performance through the date of termination.

Restrictive Covenants. During her employment with Seritage and for 12 months thereafter, Ms. Lombard is subject to non-competition and non-solicitation covenants, as well as a perpetual confidentiality covenant, each set forth in her Employment Agreement.

Equity Treatment. In light of Ms. Lombard’s resignation, effective January 14, 2022, Ms. Lombard forfeited all outstanding unvested RSUs at the time of her departure.

Fernand Employment Agreement – Termination Provisions

Termination due to Death or Disability. Upon a termination of employment due to death or disability, Mr. Fernand is entitled to (1) a prorated annual bonus for the year of termination, based on actual performance for the full year of termination; and (2) vesting of his annual equity awards; provided that the vesting for any performance-vested equity awards shall be prorated based on performance through the date of termination. In the case of disability, Mr. Fernand is also entitled to 12 months of subsidized COBRA coverage.

Termination Without Cause; Resignation with Good Reason. Upon a termination by Seritage without cause or a resignation by Mr. Fernand with good reason, Mr. Fernand shall be entitled to (1) base salary continuation for 12 months; (2) a prorated annual bonus for the year of termination, based on actual performance for the full year of termination; and (3) 12 months of subsidized COBRA coverage.

Restrictive Covenants. During his employment with Seritage and for 12 months thereafter, Mr. Fernand is subject to non-competition and non-solicitation covenants, as well as a perpetual confidentiality covenant, each set forth in his Employment Agreement.

Equity Treatment. Treatment of outstanding restricted stock units in the event of a termination without Cause or resignation for Good Reason is governed by the terms of Mr. Fernand’s employment agreement, as may be modified by Board action taken at the time of grant of the awards. In respect of the 2019 annual time-based and performance-vested awards (granted in 2020), the outstanding time-based RSUs would vest in full, and the outstanding performance-vested RSUs would vest pro rata based on the time elapsed during the performance period and assuming “target” performance was achieved. In respect of the 2020 annual time-based and performance-vested RSUs (granted in 2021) and RSUs granted as the 2021 annual bonus (also granted in 2021), for the time-based RSUs, those RSUs that were scheduled to vest at the next scheduled vesting date following the date of termination would vest upon the termination event, and for the performance-vested RSUs, a pro-rata portion of the outstanding RSUs would vest based on the time elapsed during the performance period and assuming “target” performance was achieved.

Dinenberg Employment Agreement – Termination Provisions

Termination Without Cause; Resignation with Good Reason. Upon a termination by Seritage without cause or a resignation by Mr. Dinenberg with good reason, Mr. Dinenberg shall be entitled to (1) base salary continuation for 12 months; and (2) a prorated annual bonus for the year of termination, based on actual performance for the full year of termination.

Restrictive Covenants. During his employment with Seritage and for 12 months thereafter, Mr. Dinenberg is subject to non-competition and non-solicitation covenants, as well as a perpetual confidentiality covenant, each set forth in his Employment Agreement.

Equity Treatment. Treatment of outstanding RSUs in the event of a termination without Cause or resignation for Good Reason is governed by Board action taken at the time of grant of the awards. In respect of the 2019 annual time-based and performance-vested awards (granted in 2020), the outstanding time-based RSUs would vest in full, and the outstanding performance-vested RSUs would vest pro rata based on the time elapsed during the performance period and assuming “target” performance was achieved. In respect of the 2020 annual time-based and performance-vested RSUs (granted in 2021), RSUs granted as the 2021 annual bonus (also granted in 2021), and RSUs granted in December 2021 as part of Mr. Dinenberg’s promotion, for the time-based RSUs, those RSUs that were scheduled to vest at the next scheduled vesting date following the date of termination would vest upon the termination event, and for the performance-vested RSUs, a pro-rata portion of the outstanding RSUs would vest based on the time elapsed during the performance period and assuming “target” performance was achieved.

Ken Lombard Employment Agreement – Termination Provisions

In April 2021, Mr. Lombard entered into a consulting agreement with the Company. Under the terms of the consulting agreement, the agreement will terminate on December 31, 2022, at which time, Mr. Lombard is entitled to a payment of $337,500, subject to his execution of a general release of claims against the Company. If Mr. Lombard terminates the consulting agreement prior to that time, all future payments and benefits are forfeited. If the Company cancels the consulting agreement prior to December 31, 2022, the Company will pay all outstanding obligations under the consulting agreement. At the time of Mr. Lombard’s termination as an employee, he also executed a separation agreement, which confirmed the payout of his 2020 retention bonus under the terms of the retention agreement due to the termination of his employment by the Company, and entitles Mr. Lombard to subsidized COBRA insurance rates through 2022.

Schall Employment Agreement – Termination and Change in Control Provisions

Due to Mr. Schall’s resignation on January 22, 2021 without good reason (as defined in his Employment Agreement), Mr. Schall was not entitled to any severance payments or benefits.

Treatment of Outstanding RSUs in event of a Change in Control

In connection with a change in control of Seritage, the time-based and performance-vested RSUs outstanding at the time of the change in control event granted to Messrs. Fernand, Dinenberg and Lombard will vest in accordance with the terms and conditions of the Equity Plan. The Equity Plan provides that any non-vested award will fully vest in the event of either (1) the failure by the purchasing business entity to assume or continue Seritage’s rights and obligations under each award outstanding immediately prior to the change in control, or to substitute for each outstanding award a substantially equivalent award; or (2) the award holder’s termination of employment within 12 months following a change in control on account of a termination by Seritage (or any Acquirer) for any reason other than cause (as such term is defined in and determined under the applicable individual award agreement) or on account of an award holder’s resignation for good reason (if an individual award agreement contains a definition of good reason).

The treatment of Ms. Olshan’s existing sign-on and future annual equity awards upon a change in control is described under the heading “Olshan Employment Agreement—Termination and Change in Control Provisions.”

Quantification of Potential Termination and Change in Control Payments and Benefits

The table below calculates the payments and benefits described above for the various termination scenarios and in the event of a change in control, assuming the termination event (or change in control event) occurred on December 31, 2021.

Name (1)	Cash Severance	Pro-rata Bonus (2)	COBRA and Other Benefits (3)	Equity Acceleration Value (4)	Total (5)
Termination by the Company without Cause or Resignation for Good Reason
Andrea Olshan (6)	$ 4,800,000	$ 1,400,000	$ 20,000	$ 2,476,275	$ 8,696,275
Amanda Lombard	400,000	-	-	56,871	456,871
Matthew E. Fernand	425,000	424,575	19,872	179,922	1,049,369
Eric Dinenberg	400,000	399,600	-	456,068	1,255,668
Kenneth Lombard	450,000	337,500	-	237,992	1,025,492
Termination by the Company for Cause or Resignation without Good Reason
Andrea Olshan	-	-	-	-	-
Amanda Lombard	-	-	-	-	-
Matthew E. Fernand	-	-	-	-	-
Eric Dinenberg	-	-	-	-	-
Kenneth Lombard	-	-	-	-	-
Termination in event of Death or Disability
Andrea Olshan	-	$1,400,000	$0	$ 2,476,275	$ 3,876,275
Amanda Lombard	-	-	-	153,786	153,786
Matthew E. Fernand	-	424,575	19,872	340,831	785,278
Eric Dinenberg	-	399,600	-	503,809	903,409
Kenneth Lombard	-	337,500	-	404,394	741,894
Change in Control if Awards are not Assumed (7)
Andrea Olshan	-	-	-	$ 2,476,275	$ 2,476,275
Amanda Lombard	-	-	-	153,786	153,786
Matthew E. Fernand	-	-	-	340,831	340,831
Eric Dinenberg	-	-	-	503,809	503,809
Kenneth Lombard	-	-	-	404,394	404,394
(1)
On December 10, 2020, the Company announced Mr. Schall’s departure from the Company, which was effective as of January 22, 2021. In connection with his departure, Mr. Schall received no payments or benefits. On January 3, 2022 the Company announced Ms. Lombard’s departure from the Company, which was effective as of January 14, 2022. In connection with her departure, Ms. Lombard did not receive any of the payments or benefits described in this table. Mr. Lombard became a consultant to the Company, effective April 26, 2021, and remains eligible for certain payments in the event his services are terminated by the Company prior to December 31, 2022.
(2)
The calculation of a “pro-rata” bonus assumes, for this purpose, that the NEO’s full bonus amount that was earned in respect of 2021.
(3)
In the case of a termination without cause or resignation for good reason (whether or not in connection with a change in control) amounts in this column include an estimate of the portion of COBRA continuation coverage to be paid by the Company, based on 2021 rates and, in the case of Ms. Olshan, the value of certain outplacement services. In the case of termination as a result of death and disability, the amounts shown only apply in the event of disability.
(4)
Values reflect the intrinsic value of the unvested equity awards that would vest in each circumstance. The calculations assume a share price of $13.27, the value of a common share on December 31, 2021. If acceleration is pro-rated under the terms of the applicable award agreement, the calculation assumes a termination date of December 31, 2021 and “target” performance achievement, as applicable.
(5)
The amounts included in this table reflect entitlements to payments and benefits as of December 31, 2021 and therefore do not include any severance benefits to which Mr. Fernand and Mr. Dinenberg are entitled under the retention bonus awards granted in March 2022.
(6)
For Ms. Olshan, in the case that the termination event occurs upon or within twelve (12) months following a Change in Control, she is entitled to receive cash severance of $7,200,000 in lieu of the cash severance amount stated.
(7)
Assumes the occurrence of a change in control in which outstanding unvested equity awards are not assumed or substituted and the executive does not incur a termination of employment.

Compensation Program-Related Risk Assessment

When the Compensation Committee reviews compensation programs, it considers potential areas that may encourage risk and applicable risk mitigation factors as part of the design, and it adopts programs that it believes will not reasonably be likely to encourage employees to take unnecessary or excessive risks that could result in a material adverse risk to the Company.

Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are required to provide annual disclosure of the ratio of (i) the median of annual total compensation of all of our employees other than our chief executive officer to (ii) the total annual compensation of our chief executive officer.

For fiscal year 2021, the annual total compensation for our CEO, Ms. Olshan, was $5,535,609, which amount reflects an annualized figure due to Ms. Olshan’s employment commencement date of March 16, 2021, as more fully described below. The estimated annual total compensation for 2021 for the employee that has been identified, using the methodology, adjustments and estimates described below, as at the median of our Company (other than the former chief executive officer) was $149,500. Therefore, the ratio of our chief executive officer’s annual total compensation to that of our established median employee for 2021 is estimated to be approximately 38 to 1.

In calculating Ms. Olshan’s total annual compensation for this purpose and as permitted under the applicable SEC rules, an annual base salary rate of $1,000,000 was applied rather than the actual salary reported in the Summary Compensation Table which, for 2021, reflects Ms. Olshan’s salary since her employment commencement date in March 2021. Ms. Olshan’s annual bonus and equity grant value were not annualized, since the full bonus amount attributable to 2021 and full grant date fair value of the equity awards granted to Ms. Olshan in 2021 were already included in the Summary Compensation Table calculations.

To determine our median employee, we reviewed the total cash compensation (i.e., base salary plus bonus) paid in 2021 for all individuals, excluding our CEO, who were employed by us on December 31, 2021 (whether employed on a full-time, part-time, seasonal, or temporary basis). As of that date, we had a total of 40 such employees, all of whom are located in the United States. Using Company records and payroll data, as part of this calculation, we annualized the base salary amount for full-time employees who were employed at our December 31, 2021 measurement date but who worked for us for less than the full year. We believe doing so reasonably estimates the true compensation levels of our personnel. Except for this annualization, we did not make any assumptions, adjustments, or estimates with respect to the cash compensation amount.

After identifying our median employee using the methodology described above, we calculated annual total compensation for this employee using the same methodology we use for our NEOs in the Summary Compensation Table set forth in this Proxy Statement. The Company chose to recalculate its median employee for 2021 because of the growth and changes in the employee population as compared to 2020; however, the methodology used to identify the median employee in 2021 is consistent with the method utilized in prior years.

We believe the foregoing pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules, which permit the use of estimates, assumptions, and adjustments in connection with the identification of our median employee. Because the applicable SEC rules permit companies to adopt a variety of methodologies and exclusions and to make reasonable estimates and assumptions based on the particular compensation practices of such companies, the pay ratio reported by other companies, even those in a similar business, may not be comparable to the one we report above.

COMPENSATION OF TRUSTEES

Seritage provides its non-employee trustees an annual cash retainer in the amount of $100,000 for serving as a trustee of Seritage and an annual cash retainer in the amount of $15,000 for trustees who serve as the chairperson of the Audit Committee or the Compensation Committee. In addition, all trustees are reimbursed for out-of-pocket expenses incurred to attend meetings of the Board of Trustees and committees of the Board of Trustees. None of the trustees have been awarded equity compensation by the Company. The annual cash retainer amount is typically paid on a quarterly basis. In 2022, annual retainer and committee chair retainers may be reviewed and adjusted, and additionally, directors serving on the Special Committee will receive meeting fees of $1,200 per meeting for the Special Committee’s chairperson and $1,000 per meeting for the Special Committee’s members.

The following table reflects the portion of the annual cash retainer earned for 2021 for non-employee trustees who served on the Board of Trustees during 2021.

Name (1)	Fees Earned or Paid in Cash ($)
Edward S. Lampert	100,000
David S. Fawer	100,000
Sharon Osberg	100,000
John T. McClain	130,000
Thomas M. Steinberg	100,000
Allison L. Thrush	100,000
(1)
Mr. Lampert resigned from the Board, effective March 1, 2022. Mr. Fawer and Mr. Steinberg each resigned from the Board, effective April 26, 2022. In addition, Mr. Adam Metz joined the Board effective March 30, 2022, and Ms. Talya Nevo-Hacohen, Mr. Mitchell Sabshon, and Mr. Mark Wilsmann joined the Board effective as of April 26, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

AMOUNT AND NATURE OF BENEFICIAL OWNERSHIP

Security Ownership of Trustees and Management

•
each of our trustees;
•
each named executive officer (as defined under “Summary Compensation Table”); and
•
all of our trustees and executive officers as a group.

	Common Shares Class A
Name of Beneficial Owner(1)(2)	Number of Shares Beneficially		% of Total Voting
	Owned	Percent(3)	Power(4)
Andrea Olshan	41,468	*	*
John Garilli	—	*	*
Amanda Lombard(5)	386	*	*
Matthew Fernand	40,239	*	*
Eric Dinenberg	1,743	*	*
Benjamin Schall(5)	292,202	*	*
Kenneth Lombard(5)	5,267	*	*
John T. McClain	2,600	*	*
Adam Metz	—	*	*
Talya Nevo-Hacohen	—	*	*
Sharon Osberg	4,500	*	*
Mitchell Sabshon	—	*	*
Allison L. Thrush	5,450	*	*
Mark Wilsmann	—	*	*
All trustees and executive officers as a group (11 persons)	96,000	*	*

________________

* Less than 1%

(1)
The address of each beneficial owner is c/o Seritage Growth Properties, 500 Fifth Avenue, Suite 1530, New York, NY 10110.
(2)
Ownership includes:
•
shares in which the trustee or executive officer may be deemed to have a beneficial interest; and
•
for executive officers, shares held as nontransferable restricted shares, which are subject to forfeiture under certain circumstances, restricted stock units that are scheduled to vest within 60 days of April 25, 2022 and performance-vested restricted stock units that are scheduled to vest within 60 days of April 25, 2022. Unless otherwise indicated, the trustees and executive officers listed in the table have sole voting and investment power with respect to the shares listed next to their respective names. Information is provided for reporting purposes only and should not be construed as an admission of actual beneficial ownership.
(3)
“Percent of Class” for each named person was calculated by using the disclosed number of shares beneficially owned as the numerator and 43,677,418, the number of our Class A common shares outstanding as of April 25, 2022 (plus for each named person, the number of shares not outstanding but for which such person is deemed to have beneficial ownership), as the denominator.
(4)
The “Percent of Total Voting Power” for each named person was calculated by using the disclosed number of beneficially owned shares as the numerator and 43,677,418 the number of shares of our Class A Shares outstanding as of April 25, 2022 (plus for each named person, the number of common shares not outstanding but for which such person is deemed to have beneficial ownership), as the denominator, while also considering any applicable ownership limitations. No Class B Shares were outstanding as of April 25, 2022.
(5)
This information is as of the executive officer’s separation date.

Security Ownership of 5% Beneficial Owners

The following table sets forth information with respect to beneficial ownership of our shares of beneficial interest by persons known by us to beneficially own 5% or more of our outstanding common shares as of April 25, 2022.

	Common Shares Class A		Non-Economic Shares Class B		Non-Voting Shares Class C
Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent(2)	Number of Shares Beneficially Owned(1)	Percent	Number of Shares Beneficially Owned(1)	Percent	% of Total Voting Power(3)
Hotchkis and Wiley Capital Management, LLC(4)	4,828,240	11.1%	—	—	—	—	11.1%
The Vanguard Group and related entities(5)	4,654,157	10.7%	—	—	—	—	10.7%
ESL Investments, Inc. and related entities(6)	4,073,186	9.3%	—	—	—	—	9.3%
Thomas J. Tisch(7)	2,917,575	6.7%	—	—	—	—	6.7%
BlackRock Inc. and related entities(8)	2,873,404	6.6%	—	—	—	—	6.6%

_______________

(1)
Information is provided for reporting purposes only and should not be construed as an admission of actual beneficial ownership.
(2)
“Percent of Class” for each named person was calculated by using the disclosed number of beneficially owned shares as the numerator and 43,677,418, the number of shares of our Class A common shares outstanding as of April 25, 2022 (plus for each named person, the number of common shares not outstanding but for which such person is deemed to have beneficial ownership), as the denominator.
(3)
The “Percent of Total Voting Power” for each named person was calculated by using the disclosed number of beneficially owned shares as the numerator and 43,677,418, the number of shares of our Class A Shares outstanding as of April 25, 2022 (plus for each named person, the number of common shares not outstanding but for which such person is deemed to have beneficial ownership), as the denominator, while also considering any applicable ownership limitations. No Class B Shares were outstanding as of April 25, 2022.
(4)
Beneficial ownership is based on ownership as set forth in the Schedule 13G filed by Hotchkis and Wiley Capital Management, LLC with the SEC on February 11, 2022. The address for Hotchkis and Wiley Capital Management, LLC is 725 S. Figueroa Street 39th Floor, Los Angeles, CA 90017.
(5)
Beneficial ownership is based on ownership as set forth in the Schedule 13G filed by The Vanguard Group with the SEC on February 10, 2022. The address for The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355.
(6)
Beneficial ownership is based on ownership as set forth in the Schedule 13D filed by ESL Partners, L.P., RBS Partners, L.P., ESL Investments, Inc. and Edward S. Lampert with the SEC on March 2, 2022. The address for ESL Investments, Inc. is 1170 Kane Concourse, Bay Harbour, Florida 33154.
(7)
Beneficial ownership is based on ownership as set forth in the Schedule 13G filed by Thomas J. Tisch on January 3, 2022. The address for Thomas J. Tisch is 655 Madison Avenue, New York, New York 10065.
(8)
Beneficial ownership is based on ownership as set forth in the Schedule 13G filed by BlackRock Inc. on February 3, 2022. The address for BlackRock Inc. is 55 East 52nd Street, New York, NY 10055.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

TRUSTEE INDEPENDENCE

Our Corporate Governance Guidelines are available on our website at http://s23.q4cdn.com/949579163/files/doc_downloads/governance/Corporate-Governance-Guidelines.pdf.

Based on the review and recommendation by the Nominating and Corporate Governance Committee, the Board analyzed the independence of each trustee. In making its independence determinations, the Board considers transactions, relationships and arrangements between Seritage and entities with which trustees are associated as executive officers or trustees or have significant financial interests. When these transactions, relationships and arrangements exist, they are in the ordinary course of business and are of a type customary for a real estate company such as Seritage.

As a result of this review, the Board has affirmatively determined that the following trustees meet the standards of independence under our Corporate Governance Guidelines and the applicable New York Stock Exchange (“NYSE”) listing rules, including that each member is free of any relationship that would interfere with his or her individual exercise of independent judgment:

John T. McClain
Adam Metz
Talya Nevo-Hacohen

Sharon Osberg

Mitchell A. Sabshon
Allison L. Thrush

Mark Wilsmann

The Board has also determined that the members of the Compensation Committee meet independence criteria applicable to compensation committee members under the NYSE listing rules.

REVIEW AND APPROVAL OF TRANSACTIONS WITH RELATED PERSONS

The Company’s Audit Committee charter requires that the Audit Committee review and approve all related-party transactions required to be disclosed pursuant to SEC rules and applicable NYSE rules. With respect to each related-party transaction, the Audit Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms that are no less favorable to the Company than terms generally available from an unaffiliated third party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

Our Relationships with Holdco and ESL

On June 11, 2015, Sears Holdings effected a rights offering (the “Rights Offering”) to Sears Holdings stockholders to purchase common shares of Seritage in order to fund, in part, Seritage’s $2.7 billion acquisition of 234 of Sears Holdings’ owned properties and one of its ground leased properties, and its 50% interests in three joint ventures that collectively owned 28 properties, ground leased one property and leased two properties (collectively, the “Transaction”). The Rights Offering ended on July 2, 2015, and the Company’s Class A Shares were listed on the NYSE on July 6, 2015. On July 7, 2015, the Company completed the Transaction with Sears Holdings and commenced operations. The Company’s only operations prior to the completion of the Rights Offering and Transaction were those incidental to the completion of such activities.

On October 15, 2018, Sears Holdings and certain of its affiliates filed voluntary petitions for relief under chapter 11 of title 11 of the United States Code with the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). On February 28, 2019, the Company and certain affiliates of Transform Holdco LLC, an affiliate of ESL Investments, Inc. (“Holdco” or the “Tenant”), executed a master lease with respect to 51 wholly-owned properties (the “Holdco Master Lease”), which became effective on March 12, 2019, when the Bankruptcy Court issued an order approving the rejection of the original master lease between the Company and Sears Holdings (the “Original Master Lease”). The Holdco Master Lease was amended on June 3, 2020 (the “Holdco Master Lease Amendment”) and on December 2, 2020 (the “Holdco Master Lease Second Amendment”) each as further described below. As of December 31, 2021, the Company did not have any remaining properties leased to Holdco or Sears Holdings after giving effect to the termination of the remaining five Consolidated Properties, which were completed in March 2021.

Since the Transaction, the Company has operated as an independent public company. Our former Chairman of the Board, Edward S. Lampert, and entities affiliated with him, together as a group, currently beneficially own significant portions of both Holdco’s outstanding common stock and equity in Seritage Growth Properties, L.P., a Delaware limited partnership (“Operating Partnership”). Seritage is the sole general partner of Operating Partnership. Mr. Lampert is the Chairman of the Board of each of the tenant entities that is a party to the Holdco Master Lease. Accordingly, Holdco is considered a related party. On March 1, 2022, the Company announced that Mr. Lampert retired as Chairman of the Board and resigned from the Board effective immediately.

The following is a summary of the terms of the material agreements that we and the Operating Partnership have entered into with Holdco and its subsidiaries, Operating Partnership and ESL Investments, Inc. and its affiliates (“ESL”). The summary of the agreements is qualified in its entirety by reference to the full text of the applicable agreements filed as exhibits to our SEC reports.

The Holdco Master Lease

The Holdco Master Lease was a unitary, non-divisible lease as to all properties, with Holdco’s obligations as to each property cross-defaulted with all obligations of Holdco with respect to all other properties. The Holdco Master Lease generally was a triple net lease with respect to all space leased thereunder to Holdco, subject to proportional sharing by Holdco for repair and maintenance charges, real property taxes, insurance and other costs and expenses common to both the space leased by Holdco and other space occupied by other tenants in the same or other buildings, space recaptured pursuant to the Company recapture rights described below and all other space constructed on the properties. Under the Holdco Master Lease, Holdco was required to make all expenditures reasonably necessary to maintain the premises in good appearance, repair and condition for as long as they were in occupancy.

Pursuant to the Holdco Master Lease Amendment, the Company agreed to terminate the Holdco Master Lease at 12 stores, effective September 30, 2020, each of which the Tenant would otherwise have the right to terminate without penalty on March 1, 2021, in return for a termination payment of $5.3 million payable upon the completion of going-out-of-business sales. Pursuant to the Holdco Master Lease Second Amendment, the Company agreed to terminate the Holdco Master Lease at the remaining five stores, effective March 15, 2021, in return for a termination payment of $3.8 million.

Subscription, Distribution and Purchase and Sale Agreement

Through the Subscription, Distribution and Purchase and Sale Agreement, Sears Holdings subscribed for rights to acquire Seritage Class A Shares and distributed such subscription rights to its stockholders. The Subscription, Distribution and Purchase and Sale Agreement also provided for the sale of properties and joint venture interests (both directly and indirectly) to Operating Partnership for an aggregate purchase price of approximately $2.7 billion. The Subscription, Distribution and Purchase and Sale Agreement allocated responsibility for liabilities relating to the acquired properties between Seritage and Sears Holdings subject to the provisions of the Original Master Lease. It also contains indemnification obligations between Seritage and Sears Holdings.

ESL Exchange Agreement

Seritage, Operating Partnership and ESL entered into an exchange agreement (the “ESL Exchange Agreement”), dated as of June 26, 2015, pursuant to which ESL exchanged subscription rights that, if exercised, would have resulted in ESL receiving in excess of 3.1% of the Seritage common shares, together with an amount of cash equal to the aggregate amount ESL would have paid had it exercised such subscription rights in the rights offering plus the value of the Seritage non-economic shares, for Seritage non-economic shares having 5.4% of the voting power of Seritage but not entitled to dividends or distributions and Operating Partnership units. ESL, which holds all of the Seritage non-economic shares, has agreed with us that upon any sale or other transfer to a non-affiliate of any of its Operating Partnership units, it will surrender to Seritage a pro rata portion of the Seritage non-economic shares that it holds prior to the sale or other transfer, whereupon the surrendered Seritage non-economic shares will be cancelled and the aggregate voting power of ESL in Seritage will be proportionately reduced.

Amended and Restated Limited Partnership Agreement of Operating Partnership

The partnership agreement of Operating Partnership, as amended and restated, provides holders of Operating Partnership units (other than Seritage and entities controlled by it) approval rights over certain modifications to the partnership agreement, withdrawal or succession of Seritage as general partner of Operating Partnership, tax elections and certain other matters at all times. Because ESL currently owns a majority of the outstanding Operating Partnership units not held by Seritage and the entities controlled by it, ESL’s approval will be required in order for the general partner to undertake such actions unless ESL no longer owns a majority of such units. In addition, ESL has the right to acquire additional Operating Partnership units to allow it to maintain its relative ownership interest in Operating Partnership if Operating Partnership issues additional units to Seritage.

In addition, the partnership agreement of Operating Partnership provides holders of Operating Partnership units (other than Seritage and entities controlled by it) the right to cause Operating Partnership to redeem each of their Operating Partnership units in exchange for cash or, at the election of Seritage, common shares of Seritage on a one-for-one basis. The partnership agreement of Operating Partnership also permits ESL to transfer its Operating Partnership units to one or more underwriters to be exchanged for Seritage common shares in connection with certain dispositions in order to achieve the same effect as would occur if ESL were to exchange its Operating Partnership units for Seritage common shares, which may be limited under the ownership restrictions set forth in the Seritage declaration of trust, and then dispose of those shares in an underwritten offering. As of December 31, 2021, the Company held a 77.9% interest in the Operating Partnership and ESL held a 22.1% interest. The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the period presented.

Registration Rights Agreement with ESL

We entered into a registration rights agreement with ESL (the “Registration Rights Agreement”), dated July 7, 2015. The Registration Rights Agreement provides for, among other things, demand registration rights and piggyback registration rights for ESL. Pursuant to the Registration Rights Agreement and the partnership agreement of Operating Partnership, if ESL proposes to engage in an offering, it may transfer Operating Partnership units to an underwriter to be exchanged for Seritage common shares before they are sold in the offering. We are also required to indemnify ESL against losses suffered by it or certain other persons based upon any untrue statement or alleged untrue statement of any material fact contained in any registration statement, related prospectus, preliminary prospectus or free writing prospectus, or the omission or alleged omission to state therein a material fact required to be stated therein, necessary to make the statements therein, in light of the circumstances in which they were made, not misleading, except to the extent based upon information furnished in writing by ESL specifically for use therein.

In connection with the receipt of a demand notice pursuant to the Registration Rights Agreement, we filed a registration statement on Form S-3 with the SEC on November 30, 2021 to register the offering and resale of 16,428,149 shares of our Class A Shares by ESL. The Class A shares covered by such registration statement include Class A Shares currently outstanding and owned by ESL, as well as Class A Shares that may be issued to ESL upon the redemption by them of units of limited partnership (“OP Units”) in the Operating Partnership. Under the partnership agreement of the Operating Partnership, the OP Units may generally be redeemed, at the request of the holder of such OP Units, for a determinable amount in cash or, at our option, Class A Shares at the rate of one Class A Share for each OP Unit redeemed (subject to certain restrictions).

As of April 25, 2022, ESL owns approximately 9.3% of the outstanding Class A Shares.

Our Relationship with Winthrop Capital Advisors, LLC and John Garilli

On January 7, 2022, we announced that John Garilli had been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. Mr. Garilli has been a member of Winthrop Capital Advisors, LLC and its affiliates (“Winthrop”) since 1995, currently serving as President and Chief Operating Officer. Previously, Mr. Garilli served as Chief Accounting Officer of Winthrop Realty Trust, a NYSE-listed real estate investment trust, from 2006 to 2012 and served as Winthrop Realty Trust’s Chief Financial Officer from 2012 until 2016. We and Winthrop are parties to an existing agreement, pursuant to which Winthrop provides us with comprehensive property management services and property accounting support as well as the services of Mr. Garilli and other Winthrop executives. In exchange for these services, in 2022 we expect to pay Winthrop a fee equal to $62,500 per month, plus reimbursement for the salaries, bonuses and benefits for certain employees of Winthrop, other than Mr. Garilli, who devote time to us.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The following table shows the fees paid or accrued by the Company and its subsidiaries for the audit and other services provided by Deloitte & Touche, LLP, during the fiscal year 2021 and 2020:

	January 1, 2021 to December 31, 2021	January 1, 2020 to December 31, 2020
Audit Fees(1)	$ 1,447,550	$ 1,820,000
Audit-Related Fees	—	—
Tax Fees	605,633	$547,496
Other Fees	50,000	—
Total	$ 2,103,183	$ 2,367,496
(1)
Audit Fees represent fees for professional services provided in connection with the audits of the Company’s consolidated annual financial statements, internal control over financial reporting and review of the quarterly financial statements, including certain accounting consultations in connection with the audit and other SEC matters.
(2)
Other Fees represent fees for professional services provided in connection with consents for SEC filings.

The Audit Committee must pre-approve all services of our independent registered public accounting firm as required by its charter and the rules of the SEC. Each fiscal year, the Audit Committee approves an annual estimate of fees for services, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent registered public accounting firm’s independence from management. The Audit Committee reviews and discusses with the independent auditor any documentation supplied by the independent auditor as to the nature and scope of any tax services to be approved, as well as the potential effects of the provision of such services on the independent auditor’s independence. In addition, the Audit Committee will evaluate known potential services of the independent registered public accounting firm, including the scope of the proposed work to be performed and the proposed fees, and approve or reject each service. Management may present additional services for approval at subsequent committee meetings.

All of the audit, audit-related and tax services provided by Deloitte & Touche, LLP, were pre-approved in accordance with the Audit Committee’s policies and procedures.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)
Consolidated Financial Statements and Consolidated Financial Statement Schedule (see Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule in Part II, Item 8 of the Original Form 10-K).
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

Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K, filed on March 15, 2021.

10.37†	Employment Agreement, dated February 7, 2021, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 9, 2021.

10.38	Amendment No. 2 to Senior Secured Term Loan Agreement, dated November 24, 2021, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 26, 2021.

21.1	List of subsidiaries	Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K, filed on March 15, 2022.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Incorporated by reference to Exhibit 23.1 to our Annual Report on Form 10-K, filed on March 15, 2022.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to Exhibit 31.1 to our Annual Report on Form 10-K, filed on March 15, 2022.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Incorporated by reference to Exhibit 31.2 to our Annual Report on Form 10-K, filed on March 15, 2022.

31.3	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.4	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Incorporated by reference to Exhibit 32.1 to our Annual Report on Form 10-K, filed on March 15, 2022.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Incorporated by reference to Exhibit 32.2 to our Annual Report on Form 10-K, filed on March 15, 2022.

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2022.

SERITAGE GROWTH PROPERTIES

Dated: May 2, 2022	/s/ Andrea Olshan
Name: Andrea Olshan
Title: Chief Executive Officer and President