Form 10-Q
period 2022-03-31
Seritage Growth Properties
filed 2022-05-10
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 9, 2022, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	43,677,418
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Investment in real estate
Land	$437,431	$475,667
Buildings and improvements	927,214	994,221
Accumulated depreciation	(153,454)	(154,971)
	1,211,191	1,314,917
Construction in progress	388,323	381,194
Net investment in real estate	1,599,514	1,696,111
Real estate held for sale	92,078	—
Investment in unconsolidated entities	471,271	498,563
Cash and cash equivalents	53,807	106,602
Restricted cash	7,152	7,151
Tenant and other receivables, net	38,172	29,111
Lease intangible assets, net	13,151	14,817
Prepaid expenses, deferred expenses and other assets, net	60,828	61,783
Total assets (1)	$2,335,973	$2,414,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility, net	$1,439,437	$1,439,332
Sales-leaseback financing obligations	20,639	20,627
Accounts payable, accrued expenses and other liabilities	98,773	109,379
Total liabilities (1)	1,558,849	1,569,338

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 43,675,446 and 43,632,364 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	437	436
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of March 31, 2022 December 31, 2021; liquidation preference of $70,000	28	28
Additional paid-in capital	1,241,583	1,241,048
Accumulated deficit	(607,201)	(553,771)
Total shareholders' equity	634,847	687,741
Non-controlling interests	142,277	157,059
Total equity	777,124	844,800
Total liabilities and shareholders' equity	$2,335,973	$2,414,138

(1) The Company's condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The condensed consolidated balance sheets, as of March 31, 2022, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(0.9) million of accumulated depreciation and $4.0 million of other assets included in other line items. The Company's condensed consolidated balance sheets as of December 31, 2021, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(0.9) million of accumulated depreciation and $4.0 million of other assets included in other line items.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
REVENUE
Rental income	$29,084	$31,146
Management and other fee income	1,821	135
Total revenue	30,905	31,281
EXPENSES
Property operating	11,032	10,643
Real estate taxes	8,150	10,155
Depreciation and amortization	11,934	13,142
General and administrative	9,092	11,232
Total expenses	40,208	45,172
(Loss)/gain on sale of real estate, net	(1,015)	24,208
Impairment of real estate assets	(991)	(1,700)
Equity in loss of unconsolidated entities	(33,076)	(1,162)
Interest and other income	11	7,624
Interest expense	(22,588)	(26,150)
Loss before taxes	(66,962)	(11,071)
(Provision)/benefit from income taxes	(25)	138
Net loss	(66,987)	(10,933)
Net loss attributable to non-controlling interests	14,782	3,213
Net loss attributable to Seritage	$(52,205)	$(7,720)
Preferred dividends	(1,225)	(1,225)
Net loss attributable to Seritage common shareholders	$(53,430)	$(8,945)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(1.22)	$(0.23)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(1.22)	$(0.23)
Weighted average Class A common shares outstanding - Basic	43,634	39,477
Weighted average Class A common shares outstanding - Diluted	43,634	39,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Class B Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2021	38,896	$389	—	$—	2,800	$28	$1,177,260	$(528,637)	$233,687	$882,727
Net loss	—	—	—	—	—	—	—	(7,720)	(3,213)	(10,933)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	32	—	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	—	—	969	—	—	969
OP Units exchanges (1,658,855 units)	1,659	17	—	—	—	—	22,645	—	(22,800)	(138)
Balance at March 31, 2021	40,587	$406	—	—	$2,800	$28	$1,200,874	$(537,582)	$207,674	$871,400

Balance at January 1, 2022	43,632	$436	—	$—	2,800	$28	$1,241,048	$(553,771)	$157,059	$844,800
Net loss	—	—	—	—	—	—	—	(52,205)	(14,782)	(66,987)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	43	1	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	536	—	—	536
Balance at March 31, 2022	43,675	$437	—	$—	2,800	$28	$1,241,583	$(607,201)	$142,277	$777,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(66,987)	$(10,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	33,076	1,162
Distributions from unconsolidated entities	—	1,042
Loss/(gain) on sale of real estate, net	1,015	(24,208)
Impairment of real estate assets	991	1,700
Share-based compensation	425	911
Depreciation and amortization	11,934	13,142
Amortization of deferred financing costs	105	106
Amortization of above and below market leases, net	65	(39)
Straight-line rent adjustment	(721)	210
Interest on sale-leaseback financing obligations	12	—
Change in operating assets and liabilities
Tenants and other receivables	(8,340)	294
Prepaid expenses, deferred expenses and other assets	868	1,151
Accounts payable, accrued expenses and other liabilities	(2,491)	(7,635)
Net cash used in operating activities	(30,048)	(23,097)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(7,613)	(9,902)
Distributions from unconsolidated entities	99	—
Net proceeds from sale of real estate	8,467	55,221
Development of real estate	(22,474)	(26,804)
Net cash (used in) provided by investing activities	(21,521)	18,515
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock and non-controlling interest	—	4
Proceeds from sale-leaseback financing obligations	—	153
Purchase of shares related to stock grant recipients' tax withholdings	—	(138)
Preferred dividends paid	(1,225)	(1,225)
Net cash used in financing activities	(1,225)	(1,206)
Net decrease in cash and cash equivalents	(52,794)	(5,788)
Cash and cash equivalents, and restricted cash, beginning of period	113,753	150,254
Cash and cash equivalents, and restricted cash, end of period	$60,959	$144,466

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2022	2021
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$106,602	$143,728
Restricted cash at beginning of period	7,151	6,526
Cash and cash equivalents and restricted cash at beginning of period	113,753	150,254

Cash and cash equivalents at end of period	$53,807	$137,940
Restricted cash at end of period	7,152	6,526
Cash and cash equivalents and restricted cash at end of period	60,959	144,466

	Three Months Ended March 31,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$26,063	$27,999
Capitalized interest	3,736	2,954
Income taxes paid (refunded)	25	(138)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$19,968	$8,079
Preferred dividends declared and unpaid	1,225	1,225
Transfer to / (from) real estate assets held for sale	92,078	22,577

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization

Seritage Growth Properties (“Seritage”) (NYSE: SRG), a Maryland real estate investment trust formed on June 3, 2015, operated as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code (the “Code”) from formation through December 31, 2021. On March 31, 2022, Seritage revoked its REIT election and became a taxable C Corporation effective January 1, 2022. Seritage’s assets are held by and its operations are primarily conducted, directly or indirectly, through Seritage Growth Properties, L.P., a Delaware limited partnership (the “Operating Partnership”). Under the partnership agreement of the Operating Partnership, Seritage, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, the “Company” and “Seritage” refer to Seritage, the Operating Partnership and its owned and controlled subsidiaries.

Seritage is principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. As of March 31, 2022, the Company’s portfolio consisted of interests in 161 properties comprised of approximately 19.0 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 600 acres held for or under development and approximately 8.8 million square feet or approximately 740 acres to be disposed of. The portfolio consists of approximately 15.2 million square feet of GLA held by 136 wholly owned properties (such properties, the “Consolidated Properties”) and 3.8 million square feet of GLA held by 25 unconsolidated entities (such properties, the “Unconsolidated Properties”).

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

As of March 15, 2021, the Company no longer had any remaining properties leased to Holdco or Sears Holdings after giving effect to the termination of the remaining five Consolidated Properties, as further described in Note 5.

On March 1, 2022, the Company announced that its Board of Trustees had commenced a process to review a broad range of strategic alternatives. The Board of Trustees has created a Special Committee (the “Special Committee”) of the Company’s Board of Trustees to oversee the process. The Special Committee has retained Barclays as its financial advisor. The Company strategic review process remains ongoing. There can be no assurance that the review process will result in any transaction or any strategic change at this time.

On March 31, 2022, the Company announced that its Board of Trustees, with the recommendation of the Special Committee, approved a plan to terminate the Company’s REIT status and become a taxable C Corporation, effective for the year ended December 31, 2022. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2022, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2021 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until December 31, 2021.

As a result of the Company’s Board of Trustees announcing the change in corporate structure to a taxable C Corporation in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $160.3 million during the quarter ended March 31, 2022.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Currently, debt service obligations comprise of interest expense and annual fees required by the Term Loan Facility (as defined in Note 6 below). Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the three months ended March 31, 2022 and the Company recorded net operating cash outflows of $30.0 million. Additionally, the Company generated investing cash outflows of $21.5 million during the three months ended March 31, 2022, which were driven by development expenditures and investments in joint ventures partially offset by asset sales.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, cash on hand, and sales of Consolidated and Unconsolidated Properties, subject to any approvals that may be required under the Company’s Term Loan Facility, as described in Note 6. As of May 9, 2022, the Company had nine assets under contract to sell for total anticipated proceeds of $85.0 million, subject to customary due diligence and closing conditions. In addition, the Company exercised the put rights that is has on two Unconsolidated Properties. Subsequent to March 31, 2022, the Company sold seven assets for gross proceeds of $74.7 million. Management has determined that it is probable its plans will be effectively implemented within one year after the date the financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s obligations and development expenditures for the one year period.

With regard to the period beyond one year after the financial statements are issued, the Company has identified additional properties which it intends to market for sale that are expected to generate sufficient proceeds to pay down the debt to a level that would allow the Company to extend the Term Loan Facility. The Company’s Term Loan Facility, which had an outstanding balance at March 31, 2022 of $1.44 billion and matures in July of 2023, was amended in November 2021 whereby the maturity date may be extended for two years from July 31, 2023 to July 31, 2025, if its aggregate principal balance has been reduced to $800 million by July 31, 2023. If the principal balance is not reduced to $800 million by July 31, 2023, the loan will be due and payable on that date. The Company currently anticipates it will continue to use sales of Consolidated Properties as the primary source of capital to repay principal on the Term Loan, its obligations and certain development expenditures. This is not inclusive of sales and recapitalization contemplated as part of the strategic review.

Going Concern

In accordance with ASC 205-40, for each annual and interim reporting period, the Company’s management evaluates whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As part of this evaluation, the Company takes into consideration all obligations due within the subsequent 12 months, as well as cash on hand and expected cash receipts. As described above under Liquidity, management has determined that it is probable its plans will be effectively implemented within one year after the date the financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s obligations and development expenditures for the one-year period.

Starting in July 2022 and until the Company’s Term Loan Facility is extended or repaid, the full amount of the Company’s Term Loan Facility will be factored in this analysis as a current obligation. This may result in the Company not being able to assert that it will continue as a going concern until either the extension is executed or asset sales under contract are sufficient to increase the Company’s projected cash flows such that they exceed the outstanding balance on the Term Loan Facility and other obligations.

In addition to the $85.0 million of assets referenced above under contract, the Company is currently marketing or about to bring to market for sale, assets with an estimated fair value of $636.3 million, which would, if sold, allow the Company to meet the $640 million Term Loan Facility principal pay down required to extend the facility. While these assets are intended for sale, and the Company believes that they will close before the maturity, there is no assurance that these assets will be under contract within the one-year timeframe in which the outstanding balance from the Term Loan Facility will need to be factored into the Company’s going concern analysis.

COVID-19 Pandemic

The Coronavirus (“COVID-19”) pandemic has caused significant impacts on the real estate industry in the United States, including the Company’s properties.

As a result of the development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions may change, potentially significantly, in future periods and results for the three months ended March 31, 2022 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

As of March 31, 2022, the Company had collected 96% of rental income for the three months ended March 31, 2022 and agreed to no additional deferrals. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2021. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three months ended March 31, 2022 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2021. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 2, 2022.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of March 31, 2022, the Company consolidates two VIEs in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entities, specifically surrounding the development plan. As of March 31, 2022 and December 31, 2021, the Company has several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

As of March 31, 2022, the Company holds a 77.9% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership. The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. The Company consolidates its interest in the Operating Partnership. The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the condensed consolidated balance sheets.

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

The Company, on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects and the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment charges of $1.0 million and $1.7 million during the three months ended March 31, 2022 and 2021, respectively.

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

The following table summarizes our gain (loss) on sale of real estate, net during the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
Dispositions to third parties
Gross proceeds	$9.0	$46.9
Gain (loss) on sale of real estate, net	(1.0)	24.2

Total gains (losses) on dispositions, net	$(1.0)	$24.2

Real Estate Held for Sale

When a real estate asset is identified by management as held for sale, the Company ceases depreciation of the asset and estimates its fair value, net of estimated costs to sell. If the estimated fair value, net of estimated costs to sell, of an asset is less than its net carrying value, an adjustment is recorded to reflect the estimated fair value. Properties classified as real estate held for sale generally represent properties that are either under contract for sale or have been identified for sale and all requirements to sell have been satisfied and are probable to close within a year.

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

As of March 31, 2022, 11 properties were classified as held for sale with assets of $92.1 million and no liabilities, and, as of December 31, 2021, no properties were classified as held for sale.

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

No such impairment losses were recognized for the three months ended March 31, 2022 and 2021.

Restricted Cash

As of March 31, 2022 and December 31, 2021, restricted cash represents cash collateral for a letter of credit.

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

The Company recorded an increase to rental income of $0.2 million and $0.2 million during the three months ended March 31, 2022 and 2021, respectively, as a result of the Company’s evaluation of collectability. In addition, the Company also recorded a reversal of previously recorded straight-line rent of $0.1 million and $1.0 million for the three months ended March 31, 2022 and March 31, 2021, respectively. During the three months ended March 31, 2022 and March 31, 2021, the Company recorded an increase to rental income of $0.1 million and $0.1 million related to the allowance for deferral agreements, respectively.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of March 31, 2022, the Company has one tenant that comprises 13.2% of annualized based rent, with no other tenants exceeding 10.0% of annualized based rent. The Company’s portfolio of 136 Consolidated Properties and 25 Unconsolidated Properties was diversified by location across 38 states and Puerto Rico.

Earnings/(Loss) per Share

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

Class B non-economic common shares are excluded from earnings per share computations as they do not have economic rights. Since December 31, 2020, all outstanding Class B common shares have been surrendered and there are currently no Class B common shares outstanding.

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

Income Taxes

The condensed consolidated financial statements reflect provisions for federal, state and local income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. For years prior to 2022, the Company was taxed as a REIT and did not expect to pay federal, state or local income taxes at the REIT level (including its qualified REIT subsidiaries). While a REIT, the Company was required to distribute at least 90% of its REIT level taxable income to shareholders, and the resulting dividends paid deduction offset its REIT taxable income. Consequently, while a REIT, since the Company did not expect to pay taxes on its REIT taxable income, it was not able to recognize deferred tax assets and liabilities.

Deferred income taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Significant judgments are required to determine the consolidated provision (benefit) for income taxes. Deferred income tax provisions and benefits are based on changes to the assets or liabilities from year to year. Realization of the Company’s deferred tax assets is dependent upon many factors such as tax regulations applicable to the jurisdictions in which the Company operates, estimates of future taxable income and the character of such taxable income.

Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion or all of the deferred tax assets will not be realized. A valuation allowance is recorded to adjust net deferred tax assets to the amount which management believes will more likely than not be recoverable. In making such determination, management considers available positive and negative evidence, including future reversals of existing taxable temporary differences, future taxable income, and the implementation of prudent tax planning strategies. In the event that the Company is able to utilize its deferred tax assets in excess of their recorded amount, the valuation allowance will be reduced with a corresponding reduction to income tax expense.

Recently Issued Accounting Pronouncements

The Company has not adopted any Accounting Standards Updates (“ASUs”) issued by the FASB during the three months ended March 31, 2022. Any other recently issued accounting standards or pronouncements not disclosed have been excluded as they either are not applicable to the Company, or they are not expected to have a material effect on the condensed consolidated financial statements of the Company.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$27,807	$(15,873)	$11,934
Above-market leases, net	3,398	(2,181)	1,217
Total	$31,205	$(18,054)	$13,151

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$5,457	$(2,089)	$3,368
Total	$5,457	$(2,089)	$3,368

December 31, 2021
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$30,071	$(16,670)	$13,401
Above-market leases, net	3,925	(2,509)	1,416
Total	$33,996	$(19,179)	$14,817

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$5,802	$(2,146)	$3,656
Total	$5,802	$(2,146)	$3,656

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.1 million for the three months ended March 31, 2022 and 2021, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $0.7 million and $0.8 million for the three months ended March 31, 2022 and 2021, respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
Remainder of 2022	$(9)	$152	$1,917
2023	(2)	203	1,726
2024	19	203	1,190
2025	83	203	936
2026	164	203	689
2027	140	203	671
Thereafter	1,756	9,230	4,805

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

As of March 31, 2022, the Company had investments in 11 unconsolidated entities as follows:

		Seritage %	# of	Total
Unconsolidated Entities	Entity Partner(s)	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	3	402,900
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	3	474,100
MS Portfolio LLC ("Macerich JV")	The Macerich Company	50.0%	7	1,266,600
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	5	872,200
Mark 302 JV LLC ("Mark 302 JV")	An investment fund managed by Invesco Real Estate	50.0%	1	103,000
SI UTC LLC ("UTC JV")	A separate account advised by Invesco Real Estate	50.0%	1	226,200
SF WH Joint Venture LLC ("West Hartford JV")	An affiliate of First Washington Realty	50.0%	1	163,700
GGCAL SRG HV LLC ("Cockeysville JV")	An affiliate of Greenberg Gibbons	50.0%	1	160,200
Tech Ridge JV Holding LLC ("Tech Ridge JV")	An affiliate of RD Management	50.0%	1	—
J&J Baldwin Park LLC ("Carson Investment")	An affiliate of NewMark Merrilll Companies and other entities	20.0%	1	182,200
Landmark Land Holdings, LLC ("Landmark JV")	Landmark Holdings, LLC	31.3%	1	—
			25	3,851,100

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

		March 31, 2022
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
(2)
The Cockeysville JV is subject to revaluation upon our partner contributing an adjacent parcel of land (the “Additional Land Parcel”) to the joint venture which was conditioned on certain milestones being met with respect to entitling the Additional Land Parcel for residential use. As of December 31, 2021, the parcel has been entitled and, with our consent, the partner entered a sales contract with a third party for the land. As a result, the Company will receive its share of the proceeds from the sale in lieu of the parcel being contributed to the venture and recorded an additional gain of $2.1 million during the year ended December 31, 2021. The Company has determined that the final contribution value is $14.6 million.
(3)
The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

The following tables present combined condensed financial data for the Company’s unconsolidated entities (in thousands):

	March 31, 2022	December 31, 2021
ASSETS
Investment in real estate
Land	$392,391	$410,323
Buildings and improvements	559,797	528,854
Accumulated depreciation	(103,785)	(96,856)
	848,403	842,321
Construction in progress	147,261	206,109
Net investment in real estate	995,664	1,048,430
Cash and cash equivalents	47,756	50,279
Investment in unconsolidated entities	54,676	53,215
Tenant and other receivables, net	7,218	7,914
Other assets, net	28,772	33,812
Total assets	$1,134,086	$1,193,650

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Mortgage loans payable, net	$56,075	$56,075
Accounts payable, accrued expenses and other liabilities	54,855	56,398
Total liabilities	110,930	112,473

Members' Interest
Additional paid in capital	1,089,322	1,097,842
Retained earnings (accumulated deficit)	(66,166)	(16,665)
Total members' interest	1,023,156	1,081,177
Total liabilities and members' interest	$1,134,086	$1,193,650

	Three Months Ended March 31,
	2022	2021
Total revenue	$7,840	$7,729
Property operating expenses	(3,926)	(2,579)
Depreciation and amortization	(7,508)	(6,481)
Operating income / (loss)	(3,594)	(1,331)
Other expenses	(1,434)	(1,043)
Gains, losses and impairments	(61,140)	-
Net loss	$(66,168)	$(2,374)
Equity in loss of unconsolidated entities (1)	$(33,076)	$(1,162)
(1)
Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. During the quarter ended March 31, 2022, the Company exercised the put rights that is has on two Unconsolidated Properties. The Company’s partner considered this to be a triggering event to assess impairment and recorded impairment on the two Unconsolidated Properties of $61.1 million for the quarter ended March 31, 2022.

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

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of March 31, 2022 are approximately as follows:

(in thousands)	March 31, 2022
Remainder of 2022	$99,127
2023	92,163
2024	89,293
2025	88,887
2026	84,197
2027	79,968
Thereafter	372,094
Total	$905,729

The components of lease revenues for the three months ended March 31, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended March 31,
	2022	2021
Fixed rental income	$24,107	$22,271
Variable rental income	4,271	9,046
Total rental income	$28,378	$31,317

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of March 31, 2022, and December 31, 2021, the outstanding amount of right-of-use, or ROU, assets were $16.8 million and $17.0 million, respectively.

The Company recorded rent expense related to leased corporate office space of $0.3 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively. Such rent expense is classified within general and administrative expenses on the condensed consolidated statement of operations.

In addition, the Company recorded ground rent expense of approximately $0.1 million for the three months ended March 31, 2022 and 2021. Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $0.8 million in 2022, $1.1 million in 2023, $1.2 million in 2024, $1.2 million in 2025, $1.2 million in 2026, $1.2 million in 2027 and $2.9 million for the periods thereafter. The present value discount is ($3.1) million.

The following table sets forth information related to the measurement of our lease liabilities as of March 31, 2022:

March 31, 2022
Weighted average remaining lease term (in years)	9.90
Weighted average discount rate	6.98%
Cash paid for operating leases (in thousands)	$414

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

Future sale-leaseback financing obligations as of March 31, 2022 are approximately as follows:

(in thousands)	March 31, 2022
Remainder of 2022	$1,099
2023	1,486
2024	1,508
2025	1,531
2026	1,554
2027	1,577
Thereafter	32,448
Interest	(20,564)
Total	$20,639

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

Revenues from the Holdco Master Lease as amended by the Amendment, and the Original Master Lease for the three months ended March 31, 2022 and 2021 are as follows (in thousands). No straight line rental income was recorded during these periods.

(in thousands)	Three Months Ended March 31,
	2022	2021
Fixed rental income	$—	$—
Variable rental income	—	4,510
Total rental income	$—	$4,510

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

On December 31, 2021, the Company paid down $160 million towards the Term Loan's unpaid principal balance. As of March 31, 2022, the aggregate principal amount outstanding under the Term Loan Facility was $1.44 billion.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of March 31, 2022, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, is required to be guaranteed by all existing and future subsidiaries of the Operating Partnership. The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Operating Partnership and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement. During 2019, mortgages were recorded on a majority of the Company’s portfolio and during the year ended December 31, 2021, mortgages, mortgages were recorded on the remaining unmortgaged properties in all but three locations.

The Term Loan Facility includes certain financial metrics to govern springing collateral requirements and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending March 31, 2022, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending March 31, 2022, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics limits the Company’s ability to dispose of assets via sale or joint venture and triggers the springing mortgage and collateral requirements but will not result in an event of default. The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of March 31, 2022, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company must receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of March 31, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. There can be no assurance that the lender will consent to future dispositions of assets. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement. As of March 31, 2022 and December 31, 2021, the unamortized balance of the Company’s debt issuance costs were $0.6 million and $0.7 million, respectively.

On May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment to the Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permits the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million. In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement). Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on July 31, 2023; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the $400.0 million Incremental Funding Facility under the Term Loan Agreement. The Company has paid all interest due under the Term Loan Agreement and has not deferred any interest as permitted under the amendment to the Term Loan Amendment.

Additionally, the amendment to the Term Loan Agreement provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Agreement.

On November 24, 2021, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Second Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that (i) the “make whole” provision in the Senior Secured Term Loan Agreement shall not be applicable to prepayments of principal ; and (ii) the Senior Secured Term Loan Agreement, as amended for (i) above, may at the Operating Partnership's election be extended for two years from July 31, 2023 to July 31, 2025 (the “Maturity Date”) if its principal has been reduced to $800 million by the July 31, 2023. If it has not been reduced to this limit by the Maturity Date, the loan will be due and payable on that date. In all other respects, the Senior Secured Term Loan Agreement remains unchanged.

Note 7 – Income Taxes

The Company had previously elected to be taxed as a REIT as defined under Section 856(c) of the Code for federal income tax purposes upon formation and through December 31, 2021. On March 31, 2022, the Company announced that its Board of Trustees unanimously approved a plan to terminate the Company’s REIT status and become a taxable C Corporation, effective for the year ending December 31, 2022. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2022, the Company is subject to federal, state and local income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2021 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until December 31, 2021.

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $160.3 million during the three months ended March 31, 2022. The Company also recorded a full valuation allowance of $174.9 million against the deferred tax asset pursuant to ASC 740, as discussed in more detail below.

The Company's effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2022 primarily due to the placement of a valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $174.9 million as of March 31, 2022 consist of basis differences in its investment in the Operating Partnership and net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of March 31, 2022. As the Company was a REIT as of December 31, 2021, it reported no deferred tax assets.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of March 31, 2022. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

During the three months ended March 31, 2022 and 2021, in accordance with ASC 360-10, Property, Plant and Equipment, the Company recorded impairment losses of $1.0 million and $1.7 million, respectively, on real estate assets which are included in impairment on real estate assets within the condensed consolidated statements of operations. The $1.0 million of impairment losses recorded during the three months ended March 31, 2022 relate to four properties, which are under contract to sell or are being marketed for sale. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents, restricted cash and the term loan facility. The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of March 31, 2022 and December 31, 2021, the estimated fair values of the Company’s debt obligations were $1.5 billion and $1.5 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

Under the Original Master Lease and the Holdco Master Lease, Holdco is required to indemnify the Company from certain environmental liabilities at the Consolidated Properties before or during the period in which each Consolidated Property was leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center. In addition, an environmental reserve was funded at the closing of the transactions in connection with the Company commencing operations in the amount of approximately $12.0 million. As of March 31, 2022 and December 31, 2021, the balance of the environmental reserve was approximately $9.5 million, respectively, and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

On April 6, 2022, the Court entered an order in the Consolidated Litigation, upon the agreement of the parties thereto, providing for a mediation of the litigation, which mediation shall conclude by May 23, 2022, unless extended by further order of the Court. There can be no assurance that the mediation will be successful or otherwise lead to the consensual resolution of the Litigation. While the Company believes that the claims against the Seritage Defendants in the Consolidated Litigation are without merit, the Company is participating in the nonbinding mediation and will evaluate whether the Consolidated Litigation can be resolved on reasonable terms. If the mediation is not successful or does not otherwise lead to the consensual resolution of the Consolidated Litigation, the Company intends to defend against the claims in the Consolidated Litigation vigorously.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company. As of March 31, 2022, and December 31, 2021, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings. Mr. Lampert was also the Chairman of Seritage prior to his retirement effective March 1, 2022.

As of March 31, 2022, Mr. Lampert beneficially owned a 22.1% interest in the Operating Partnership and approximately 9.3% of the outstanding Class A common shares.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, were parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease (see Note 5).

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

In addition, as of March 31, 2022, the Company had incurred no development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities. As of December 31, 2021, the Company had incurred $0.2 million of such development expenditures. These amounts are included in tenant and other receivables, net on the Company’s condensed consolidated balance sheets.

The Company has certain put rights on properties held by the Unconsolidated Entities, which may require the Company’s partner to buy out the Company’s investment in such properties. During the quarter ended March 31, 2022, the Company put two properties to one of their partners.

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

As of March 31, 2022, the Company held a 77.9% interest in the Operating Partnership and ESL held a 22.1% interest. The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of March 31, 2022, 43,675,446 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share. During the three months ended March 31, 2022, no Operating Partnership Units (“OP Units”) were issued and exchanged for an equal number of Class A shares.

Class B Non-Economic Common Shares

As of March 31, 2022, there were no Class B non-economic common shares issued and outstanding.

Series A Preferred Shares

In December 2017, the Company issued 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share. The Company received net proceeds from the offering of approximately $66.4 million, after deducting payment of the underwriting discount and offering expenses.

The Company may not redeem the Series A Preferred Shares before December 14, 2022, or upon the occurrence of a Change of Control, as defined in the trust agreement addendum designating the Series A Preferred Shares. On and after December 14, 2022, the Company may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. In addition, upon the occurrence of a Change of Control, the Company may redeem any or all of the Series A Preferred Shares for cash within 120 days after the first date on which such Change of Control occurred at $25.00 per share plus any accrued and unpaid dividends. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company redeems or otherwise repurchases them or they are converted.

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A common shares during 2022, 2021 or 2020. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Board of Trustees will continue to assess the Company’s investment opportunities and its expectations of taxable income in its determination of future distributions, if any.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2022 and 2021:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2022
April 26	June 30	July 15	$0.43750
February 16	March 31	April 15	0.43750
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750

Note 13 – Earnings per Share

The table below provides a reconciliation of net income/(loss) and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. Potentially dilutive securities consist of shares of non-vested restricted stock and the redeemable non-controlling interests in the Operating Partnership.

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Three Months Ended March 31,
	2022	2021
Numerator - Basic and Diluted
Net loss	(66,987)	(10,933)
Net loss attributable to non-controlling interests	14,782	3,213
Preferred dividends	(1,225)	(1,225)
Net loss attributable to common shareholders - Basic	$(53,430)	$(8,945)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	43,634	39,477
Weighted average Class A common shares outstanding - Basic	43,634	39,477
Weighted average Class A common shares outstanding - Diluted	43,634	39,477

Loss per share attributable to Class A common shareholders - Basic	$(1.22)	$(0.23)
Loss per share attributable to Class A common shareholders - Diluted	$(1.22)	$(0.23)

No adjustments were made to the numerator for the three months ended March 31, 2022 and 2021 because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended March 31, 2022 and 2021 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of March 31, 2022 and December 31, 2021, there were 432,167 and 288,068 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the three months ended March 31, 2022:

	Three Months Ended March 31,
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	157,465	$38.73
Share units granted	335,033	11.31
Restricted shares vested	(38,607)	15.28
Restricted shares forfeited	(21,724)	40.10
Unvested restricted shares at end of period	432,167	19.50

The Company recognized $0.4 million and $0.9 million in compensation expense related to the restricted shares for the three months ended March 31, 2022 and 2021, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of March 31, 2022, there were approximately $7.3 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 2.5 years. As of March 31, 2021, there were approximately $4.3 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 2.5 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in Part II, Item 1A of this Quarterly Report on Form 10-Q. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

Overview

We are principally engaged in the ownership, development, redevelopment, management and leasing of diversified retail and mixed-use properties throughout the United States. As of March 31, 2022, our portfolio consisted of interests in 161 properties comprised of approximately 19.0 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 3.8 million of which is held by unconsolidated entities (the “Unconsolidated Properties”), approximately 600 acres held for or under development and approximately 8.8 million square feet or approximately 740 acres to be disposed of.

In the second quarter of 2021, we announced an organizational restructuring and in conjunction commenced a portfolio review resulting in the modification of the plan for certain assets. We continue to evaluate our strategy and at this time, we expect to reposition our portfolio into three business lines: residential developments, premier mixed-use assets, and multi-tenant retail destinations.

Board of Trustees Matters

On March 1, 2022, the Company announced that Mr. Lampert retired as its Chairman and resigned from its board of trustees (the “Board of Trustees,”) effective as of March 1, 2022, and that each of Messrs. David S. Fawer and Thomas M. Steinberg, members of the Board of Trustees, notified the Board of Trustees that he would not stand for reelection as a trustee.

On March 30, 2022, the Company announced that the Board of Trustees elected Adam S. Metz as a trustee of the Company and as a member of Class I of the Board of Trustees, effective as of March 30, 2022.

On April 28, 2022, the Company announced that the Board of Trustees elected Mitchell Sabshon, Talya Nevo-Hacohen and Mark Wilsmann as trustees of the Company and as members of Class I, II and III of the Board of Trustees, respectively, effective as of April 26, 2022. On April 28, 2022, the Company also announced that Messrs. Fawer and Steinberg resigned from the Board, effective upon Mr. Sabshon’s, Ms. Nevo-Hacohen’s and Mr. Wilsmann’s appointments.

Review of Strategic Alternatives

On March 1, 2022, the Company announced that its Board of Trustees has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a special committee of the Board of Trustees (the “Special Committee”) to oversee the process. The Special Committee has retained a financial advisor. The strategic review process remains ongoing. There can be no assurance that the review process will result in any transaction or any strategic change at this time. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.”

REIT Election

On March 31, 2022, the Company announced that its Board of Trustees, with the recommendation of the Special Committee, approved a plan to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ending December 31, 2022. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2022, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2021 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until December 31, 2021. Refer to Note 7 – Income Taxes of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

In order to achieve its objective, the Company intends to execute the following strategies:

•
Multi-tenant Retail: Our portfolio of 40 multitenant retail assets provide positive cash flow and are primarily leased to a variety of national credit tenants. As of March 31, 2022, this portfolio was 82.7% leased with a pipeline of 0.2 million square feet. A majority of our leases are effectively NNN based on the structure of our leases, providing an important inflation hedge. This portfolio also affords numerous further densification opportunities through the addition of pads on excess parking areas.
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
•
Premier/Master Planned Mixed Use and Residential: As of March 31, 2022, our full portfolio included approximately 2,150 acres of land, or an average of 13 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas, and the Northeast. We believe these land holdings will provide meaningful opportunities to create value through relevant investments and developments. 33 sites have been identified as potential residential developments. The average acreage per site is 14. We are in the process of hiring a development services firm to augment our own internal development team in an effort to accelerate the entitlements of the properties.
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

As a result of the development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions may change, potentially significantly, in future periods and results for the three months ended March 31, 2022 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

As of March 31, 2022, we had collected 96% of rental income for the three months ended March 31, 2022, and agreed to no additional deferrals. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

Impairment of real estate assets and investments in unconsolidated entities

In the second quarter of 2021, we announced an organizational restructuring and in conjunction commenced a portfolio review resulting in the modification of the plan for certain assets. As a result of the foregoing, our intent, anticipated holding periods and/or projected cash flows with respect to certain assets evolved. This affected our view of recoverability of the carrying value of those assets over their respective holding periods. We have recognized $95.8 million of impairment losses during the year ended December 31, 2021 and $1.0 million during the three months ended March 31, 2022, which are included in impairment on real estate assets within the condensed consolidated statements of operations. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

Comparison of the Three Months Ended March 31, 2022 to the Three Months Ended March 31, 2021

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Revenue
Rental income	$29,084	$31,146	$(2,062)
Expenses
Property operating	11,032	10,643	389
Real estate taxes	8,150	10,155	(2,005)
Depreciation and amortization	11,934	13,142	(1,208)
General and administrative	9,092	11,232	(2,140)
Gain / (loss) on sale of real estate, net	(1,015)	24,208	(25,223)
Impairment of real estate assets	991	1,700	(709)
Equity in loss of unconsolidated entities	33,076	1,162	31,914
Interest expense	22,588	26,150	(3,562)

Rental Income

The following table presents the results for rental income for the three months ended March 31, 2022, as compared to the corresponding period in 2021 (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,
	2022		2021
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears/Kmart	$—	0.0%	$4,510	14.5%	$(4,510)
In-place diversified, non-Sears leases	28,378	97.6%	26,807	86.1%	1,571
Straight-line rent	721	2.5%	(210)	-0.7%	931
Amortization of the above/below market leases	(15)	-0.1%	39	0.1%	(54)
Total rental income	$29,084	100.0%	$31,146	100.0%	$(2,062)

The decrease of $4.5 million in Sears or Kmart rental income is due to a reduction in the number of properties leased to Sears or Kmart under the Holdco Master Lease, as a result of terminations. As of March 15, 2021, Sears no longer occupied any space in the portfolio.

The increase of $1.6 million in diversified tenants rental income during 2022 is primarily due to newly commenced lease at locations formerly occupied by Sears or Kmart.

The increase of $0.9 million in straight-line rental income was primarily due to increase in new leasing.

Property Operating Expenses and Real Estate Taxes

The increase of $0.4 million in property operating expense for the three months ended March 31, 2022 was due primarily to an increase in utility and certain common area maintenance expenses at properties for which Sears or Kmart paid such expenses directly, partially offset by asset sales, and prior period refunds.

The decrease of $2.0 million in real estate taxes for the three months ended March 31, 2022 was due primarily to asset sales and was partially offset by a decrease in amounts capitalized.

Depreciation and Amortization Expenses

The decrease of $1.2 million in depreciation and amortization expenses for the three months ended March 31, 2022 was primarily due to a decrease in net scheduled depreciation due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The decrease of $2.1 million in general and administrative expenses for the three months ended March 31, 2022 was driven by a decrease in compensation expenses and share based compensation resulting from a decrease in employee head count. This was partially offset by an increase in legal fees resulting from the comprehensive review of strategic alternatives.

Gain / (loss) on Sale of Real Estate, Net

During the three months ended March 31, 2022, the Company sold one property for aggregate consideration of $9.0 million and recorded a loss totaling $1.0 million, which is included in gain (loss) on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the three months ended March 31, 2022, the Company recognized $1.0 million in impairment on four real estate assets, which is included within the condensed consolidated statements of operations. These impairments arose from the Company’s plan to sell these four properties.

Equity in Loss of Unconsolidated Entities

The increase of $31.9 million in loss of unconsolidated entities for the three months ended March 31, 2022 was driven by $61.1 million impairment charge recorded in one investment, resulting in the Company picking up their share of this impairment at $30.6 million.

Interest Expense

The decrease of $3.6 million in interest expense for the three months ended March 31, 2022 was driven by a decrease in interest expense incurred resulting from the term loan pay down in December 2021, and an increase in amounts capitalized due to an increase in project development activity.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the three months ended March 31, 2022 and the Company recorded net operating cash outflows of $30.0 million. Additionally, the Company’s utilized $21.5 million for investing cash outflows during the three months ended March 31, 2022, which were primarily used for development activity and investment in unconsolidated entities partially offset by asset sales.

Obligations are projected to continue to exceed property rental income and we expect to fund such obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement:

•
Sales of Consolidated Properties. As of March 31, 2022, we had sold 91 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $995.8 million of gross proceeds since we began our capital recycling program in July 2017.
•
Sales of interests in Unconsolidated Properties. As of March 31, 2022, we had sold our interests in 15 Unconsolidated Properties and generated approximately $278.1 million of gross proceeds since July 2017. Certain of our unconsolidated entity agreements also include rights that allow us to sell our interests in select Unconsolidated Properties to our partners at fair market value. During the three months ended March 31, 2022, the Company exercised such rights to put two properties to one of our partners;
•
Unconsolidated Properties. As of March 31, 2022, we had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;
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

As of May 9, 2022, we had nine assets under contract for sale for total anticipated proceeds of $85.0 million, subject to customary due diligence and closing conditions. In addition, we exercised the put rights that we have on two Unconsolidated Properties. Subsequent to March 31, 2022, we sold seven assets for gross proceeds of $74.7 million.

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

On November 24, 2021, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Second Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that (i) the “make whole” provision in the Senior Secured Term Loan Agreement shall not be applicable to prepayments of principal; and (ii) the Senior Secured Term Loan Agreement, as amended for (i) above, may at the Operating Partnership's election be extended for two years from July 31, 2023 to July 31, 2025 (the “Maturity Date”) if its principal has been reduced to $800 million by the Maturity Date. If it has not been reduced to this limit by the Maturity Date, the loan will be due and payable on that date. In all other respects, the Senior Secured Term Loan Agreement remains unchanged.

During the year ended December 31, 2021, we repaid $160.0 million against the principal of the Term Loan Facility. Our outstanding balance as of March 31, 2022, is $1.44 billion.

In addition to the $85.0 million of assets referenced above under contract, the Company is currently marketing or about to bring to market for sale, assets with an estimated fair value of $636.3 million, which would, if sold, allow the Company to meet the $640 million Term Loan Facility principal pay down required to extend the facility. While these assets are intended for sale, and the Company believes that they will close before the maturity, there is no assurance that these assets will be under contract within the one year timeframe in which the Term Loan Facility principal will need to be factored into the going concern analysis. See Note 1 – Going Concern of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the going concern.

Cash Flows for the three months ended March 31, 2022 Compared to the three months ended March 31, 2021

The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Net cash used in operating activities	$(30,048)	$(23,097)	$(6,951)
Net cash (used in) provided by investing activities	(21,521)	18,515	(40,036)
Net cash used in financing activities	(1,225)	(1,206)	(19)

Cash Flows from Operating Activities

Significant components of net cash used in operating activities include:

In 2022, a decrease in rental income and a decrease in accounts payable, accrued expenses and other liabilities, partially offset by a decrease in tenant and other receivables.

Cash Flows from Investing Activities

Significant components of net cash provided by (used in) investing activities include:

−
In 2022, development of real estate of ($22.5) million and investments in unconsolidated entities of ($7.6) million offset by $8.5 million of net proceeds from the sale of real estate; and
−
In 2021, $55.2 million of net proceeds from the sale of real estate offset by development of real estate of $(26.8) million and investments in unconsolidated entities of ($9.9) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

−
In 2022, cash payments of preferred dividends, ($1.2) million; and
−
In 2021, cash payments of preferred dividends, ($1.2) million.

Dividends and Distributions

The Company’s Board of Trustees did not declared dividends on the Company’s Class A common shares during the three months ended March 31, 2022 and 2021.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2022 and 2021:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2022
April 26	June 30	July 15	$0.43750
February 16	March 31	April 15	0.43750
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750

Our Board of Trustees will continue to assess the Company’s investment opportunities and its expectations of taxable income in its determination of future distributions, if any.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of March 31, 2022 and December 31, 2021, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2021.

Capital Expenditures

During the three months ended March 31, 2022 the Company invested $22.5 million in our consolidated development and operating properties and an additional $7.6 million into our unconsolidated joint ventures, as we continue to advance our business plans, including our previously announced projects.

During the three months ended March 31, 2022, we incurred no maintenance capital expenditures that were not associated with re-tenanting and redevelopment projects.

During the three months ended March 31, 2021, we incurred maintenance capital expenditures of approximately $0.6 million that were not associated with re-tenanting and redevelopment projects.

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

See Note 9 – Commitments and Contingencies Litigation and Other Matters of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Consolidated Litigation in respect of the Sears Holdings bankruptcy and related matters.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the three months ended March 31, 2022, there were no material changes to these policies aside from changes resulting from our decision to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ending December 31, 2022.

Non-GAAP Supplemental Financial Measures and Definitions

The Company makes reference to NOI and Total NOI which are financial measures that include adjustments to GAAP.

Net Operating Income (“NOI”) and Total NOI

NOI is defined as income from property operations less property operating expenses. Other real estate companies may use different methodologies for calculating NOI, and accordingly the Company’s depiction of NOI may not be comparable to other real estate companies. The Company believes NOI provides useful information regarding Seritage, its financial condition, and results of operations because it reflects only those income and expense items that are incurred at the property level.

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

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Neither NOI nor Total NOI are measures that (i) represent cash flow from operations as defined by GAAP; (ii) are indicative of cash available to fund all cash flow needs, including the ability to make distributions; (iii) are alternatives to cash flow as a measure of liquidity; or (iv) should be considered alternatives to net income (which is determined in accordance with GAAP) for purposes of evaluating the Company’s operating performance. Reconciliations of these measures to the respective GAAP measures we deem most comparable are presented below on a comparative basis for all periods.

The following table reconciles NOI and Total NOI to GAAP net loss for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
NOI and Total NOI	2022	2021
Net loss	$(66,987)	$(10,933)
Termination fee income	(277)	(2,611)
Management and other fee (income)	(1,821)	(135)
Depreciation and amortization	11,934	13,142
General and administrative expenses	9,092	11,232
Equity in loss of unconsolidated entities	33,076	1,162
(Gain)/loss on sale of real estate, net	1,015	(24,208)
Impairment of real estate assets	991	1,700
Interest and other income	(11)	(7,624)
Interest expense	22,588	26,150
Provision/(benefit) from income taxes	25	(138)
Straight-line rent/(expense)	(721)	210
Above/below market rental (income)/expense	65	(39)
NOI	$8,969	$7,908
Unconsolidated entities
Net operating income of unconsolidated entities	1,846	2,437
Straight-line rent/(expense)	(328)	(137)
Above/below market rental (income)/expense	6	(33)
Termination fee (income)/expense	—	(742)
Total NOI	$10,493	$9,433

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2021 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

Item 1A. Risk Factors

Information regarding risk factors appears in our 2021 Annual Report on Form 10-K in Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our 2021 Annual Report on Form 10-K, except for the following updates:

Risks Related to Our Business and Operations

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

On April 6, 2022, the Court entered an order in the Consolidated Litigation, upon the agreement of the parties thereto, providing for a mediation of the litigation, which mediation shall conclude by May 23, 2022, unless extended by further order of the Court. There can be no assurance that the mediation will be successful or otherwise lead to the consensual resolution of the Litigation. While the Company believes that the claims against the Seritage Defendants in the Consolidated Litigation are without merit, the Company is participating in the nonbinding mediation and will evaluate whether the Consolidated Litigation can be resolved on reasonable terms. If the mediation is not successful or does not otherwise lead to the consensual resolution of the Consolidated Litigation, the Company intends to defend against the claims in the Consolidated Litigation vigorously.

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

Although we believe that the claims against us in the Litigation are without merit and intend to defend against them vigorously, we are not able to predict the ultimate outcome of the Litigation, the magnitude of any potential losses or the effect such litigation may have on us or our operations. It is possible that the Litigation could cause us to incur substantial costs and that they could be resolved adversely to us, result in substantial damages or other forms of relief, result in or be connected to additional claims, affect our relations with counterparties to commercial transactions and divert management’s attention and resources, any of which could harm our business. Protracted litigation, including any adverse outcomes, may have an adverse impact on our business, results of operations or financial condition and could subject us to adverse publicity and require us to incur significant legal fees. Please see Note 9 – Commitments and Contingencies – in our Annual Report on Form 10-K and Note 9 – Commitments and Contingencies – in this Quarterly Report for additional information regarding the Litigation.

Our pursuit of investments in and redevelopment of properties, and investments in and acquisitions or development of additional properties, may be unsuccessful or fail to meet our expectations.

We intend to grow our business through investments in, and acquisitions or development of, properties, including through the recapture and redevelopment of space at many of our properties. However, our industry is highly competitive, and we face competition from REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. This competition will make it more challenging to identify and successfully capitalize on acquisition and development opportunities that meet our investment objectives. If we are unable to finance acquisitions or other development opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected. Further, if debt or equity financing is not available on acceptable terms, further acquisitions or other development opportunities might be limited or curtailed.

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

On March 1, 2022, we announced that our Board of Trustees has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a Special Committee to oversee the process. The Special Committee has retained a financial advisor. On March 31, 2022, the Company announced that the Board, with the recommendation of the Special Committee, approved a plan to terminate the Company’s election to be treated as a REIT for tax purposes, and instead have the Company be taxed as a C corporation. The strategic review process remains ongoing, and the Company does not currently intend to comment further on the process. There can be no assurance that the review process will result in any transaction or any strategic change at this time.

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

The Term Loan Facility also provides for the $400 million Incremental Funding Facility. Our ability to access the Incremental Funding Facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement (as defined below) as further described below. As of December 31, 2021, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

The Company is currently marketing or about to bring to market for sale $721.3 million in assets, inclusive of the assets noted above as under contract, which would, if sold, allow the Company to meet the $640 million Term Loan Facility principal pay down to extend the term loan. While these assets are intended for sale, and the Company believes that they will close before the maturity, there is no assurance that these assets will be under contract within the one year timeframe in which the Term Loan Facility principal will need to be factored into the going concern analysis. See Note 1 – Going Concern of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the going concern.

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

Some local real property tax assessors may seek to reassess some of our properties as a result of our acquisitions and/or redevelopment of properties. Generally, from time to time, our property taxes increase as property values or assessment rates change or for other reasons deemed relevant by the assessors. An increase in the assessed valuation of a property for real estate tax purposes will result in an increase in the related real estate taxes on that property. Although some leases may permit us to pass through such tax increases to the tenants for payment, there is no assurance that renewal leases or future leases will be negotiated on the same basis. Increases not passed through to tenants will reduce our income.

Rising expenses could reduce cash flow and funds available for future development.

If any property is not fully occupied or becomes vacant in whole or in part, or if rents are being paid in an amount that is insufficient to cover operating costs and expenses, we could be required to expend funds with respect to that property for operating expenses. Our properties are subject to increases in tax rates and tax assessments, utility costs, insurance costs, repairs, maintenance and administrative expenses, and other operating expenses. We may also incur significant expenditures as a result of deferred maintenance for the properties we have already acquired (subject to reserved funds to cover certain of these costs) and other properties we may acquire in the future. If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions and other operating expenses, we could be required to pay those costs which could adversely affect funds available for future development.

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

We may incur mortgage debt and pledge all or some of our real properties as security for that debt to finance newly acquired properties or capital contributions to joint ventures, or to fund retenanting and redevelopment projects. Since December 31, 2019, we were required to provide mortgages to the lender under our term loan facility on a majority of our portfolio. This restriction, together with the other provisions of the Term Loan Facility, limits our ability to obtain additional secured financing using such properties as collateral. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. For U.S. federal income tax purposes, a foreclosure of any of our properties generally would be treated as a sale of the property for a purchase price equal to the outstanding balance of the debt secured by the mortgage. If the outstanding balance of the debt secured by the mortgage exceeds our tax basis in the property, we would recognize taxable income on foreclosure, but would not receive any cash proceeds. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited.

As permitted by the Maryland law, the Company’s Declaration of Trust limits the liability of its trustees and officers to Seritage and its shareholders for money damages, except for liability resulting from:

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

•
“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” of our company (defined as voting shares that, if aggregated with all other shares owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights with respect to the control shares except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares; and;

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

The COVID-19 pandemic has continued to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the business of our tenants and materially or adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations.

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

These containment measures and other factors have affected operations at the Company’s properties. As of March 31, 2022, the Company had collected 96% of rental income for the three months ended March 31, 2022, and agreed to no additional deferrals. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary. Some of our tenants may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy at our properties which could result in an increase in the number of co-tenancy claims due to falling below required occupancy thresholds and may impact our results.

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

The fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents, and future outbreaks of other highly infectious or contagious diseases may present, material uncertainty and risk with respect to our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations.

Risks Related to Our Tax Status

Our obligations to pay income taxes could increase beginning in 2022, which could result in a reduction to our earnings, and could have negative consequences to us.

We revoked our REIT election and become a taxable C corporation effective January 1, 2022. As a result, we will not be allowed a deduction for dividends paid to our stockholders in computing our taxable income and will be subject to U.S. federal and state taxes on our taxable income at corporate rates. This treatment could also reduce our net earnings available for investment or distribution to our stockholders because of the additional tax liability on us. Further, U.S. federal and state income tax rates could increase in the future, exacerbating these risks. The Administration of President Biden has proposed increasing the U.S. federal corporate income tax rate from 21% to 28%, and the U.S. Congress has, in the past, made similar proposals. We also will be disqualified from electing REIT status through December 31, 2026.

We may fail to realize the anticipated benefits of revoking our REIT election and becoming a taxable C corporation, or those benefits may take longer to realize than expected, if at all, or may not offset the costs of revoking our REIT election and becoming a taxable C corporation.

We believe that revoking our REIT election and becoming a taxable C corporation, among other things, provides us with the enhanced flexibility to efficiently pursue a variety of potential alternatives to maximize the value of our diverse portfolio of assets, including a potential sale or series of sales of assets. In reaching this determination, we considered, among other things, the potential timing and transaction limitations that would be imposed on us if we remained subject to the REIT tax rules, the significant tax basis we have in our assets, and our net operating losses. However, our ability to pursue potential alternatives to maximize the value of our assets, including the timing and amount of sales of assets, may not meet our expectations or may cause us to incur increased U.S. federal and state income taxes which may reduce, or eliminate, the anticipated benefits of the transition from a REIT to a taxable C corporation. Moreover, there can be no assurance that the anticipated benefits of the transition from a REIT to a taxable C corporation will offset its costs, which could be greater than we expect. Our failure to achieve the anticipated benefits of the transition from a REIT to a taxable C corporation at all, or in a timely manner, or a failure of any benefits realized to offset its costs, could negatively affect our business, financial condition, results of operations or the market price of our common stock.

We no longer qualify for taxation as a REIT for U.S. federal income tax purposes effective as of January 1, 2022, and there can be no assurance that the IRS will not challenge our previous REIT status.

Although we elected for U.S. federal income tax purposes to be treated as a REIT for the 2021 taxable year and in prior taxable years, we revoked our REIT election for the tax year beginning January 1, 2022 and intend to be treated as a regular C corporation for that year and any year in the foreseeable future, and, as a result, we will be unable to claim the U.S. federal income tax benefits associated with REIT status. Moreover, there can be no assurance that the IRS will not challenge our qualification as a REIT for years in which we intended to qualify as a REIT. Although we believe we did qualify as a REIT in each such year, if the IRS were to successfully challenge our previous REIT status, we would suffer adverse tax consequences, such as those described below.

For the 2022 taxable year and future years (and for any prior year if we were to fail to qualify as a REIT in such year), we will generally be subject to U.S. federal income tax on our taxable income at regular corporate rates, and distributions to stockholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of, and trading prices for, our stock. Our decision to revoke our REIT election could also have other effects on any given stockholder, depending on its particular circumstances. For example, certain foreign investors that own large positions in our stock may be subject to less favorable rules under the Foreign Investment in Real Property Tax Act of 1980 following the revocation of our REIT election. Stockholders are urged consult their tax advisors regarding the effects to them of the revocation of our REIT elections in light of their particular circumstances.

Our board of directors’ decision to revoke our REIT election means we will no longer be required to distribute substantially all of our net taxable income to our stockholders.

Prior to termination of our REIT election, we made distributions of a minimum of 90% of our taxable income each year in order to maintain our REIT status. On March 31, 2022, we revoked our election to be treated as a REIT, effective January 1, 2022. Consequently, we are no longer subject to the distribution requirements applicable to REITs. All future dividend distributions will be made at the discretion of our board of directors and will depend upon, among other things, our earnings, investment strategy, financial condition and liquidity, and such other factors as the board of directors deems relevant, as well as any contractual restrictions.

If we experience an “ownership change” for purposes of Section 382 of the Code, our ability to utilize our net operating loss and net capital loss carryforwards and certain built-in losses to reduce our future taxable income could be limited, potentially increasing the net taxable income on which we must pay corporate-level taxes, and potentially adversely affecting our liquidity, and our desire to preserve our net operating losses and net capital loss carryforwards may cause us to forgo otherwise attractive opportunities.

If we experience an “ownership change,” our future ability to utilize our net operating loss and net capital loss carryforwards to reduce our taxable income may be limited by certain provisions of the Code. Specifically, the Code limits the ability of a company that undergoes an “ownership change” to utilize its net operating loss and net capital loss carryforwards and certain built-in losses to offset taxable income earned in years after the ownership change. An ownership change occurs if, during a three-year testing period, more than 50% of the stock of a company is acquired by one or more persons (or certain groups of persons) who own, directly or constructively, 5% or more of the stock of such company. An ownership change can occur as a result of a public offering of stock, as well as through secondary market purchases of our stock and certain types of reorganization transactions. Generally, when an ownership change occurs, the annual limitation on the use of net operating loss and net capital loss carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. We have substantial net operating and net capital loss carry forwards which we have used, and will continue to use, to offset our taxable income.

If we experience an ownership change, our income tax liability could materially increase. In addition, if we were to undergo an ownership change, our net operating losses and net capital loss carryforwards could become subject to additional limitations, which could result in us incurring materially greater tax liability than if we had not undergone such an ownership change. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage stock ownership among stockholders. In addition, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change will occur in the future. Moreover, the potential negative consequences of the limitations that would result from an ownership change may discourage us from, among other things, redeeming our stock or issuing additional common stock to raise capital or to acquire businesses or assets. Accordingly, our desire to preserve our net operating losses and net capital loss carryforwards may cause us to forgo otherwise attractive opportunities.

If we do not qualify to be taxed as a REIT for any taxable year through 2021, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.

As described above, we operated through December 31, 2021 in a manner intended to qualify us as a REIT for U.S. federal income tax purposes. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist. Even a technical or inadvertent violation could jeopardize our REIT qualification through 2021. Our qualification as a REIT through 2021 depends on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements.

If we were to fail to qualify as a REIT in any taxable year through 2021, and no available relief provision applied, we would be subject to U.S. federal income tax on our taxable income at regular corporate rates (which is 21% for periods ending after December 31, 2017 through 2021), as well as U.S. state and local income tax, and dividends paid to our shareholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our shareholders, which in turn could have an adverse impact on the value of our common shares.

We could fail to qualify to be taxed as a REIT through 2021 if income we received is not treated as qualifying income.

Under applicable provisions of the Code, we will not be treated as a REIT through 2021 unless we satisfied various requirements, including requirements relating to the sources of our gross income. Rents we received or accrued from tenants may not be treated as qualifying rent for purposes of these requirements if the applicable lease is not respected as a true lease for U.S. federal income tax purposes and is instead treated as a service contract, joint venture, financing, or some other type of arrangement. We believe that the Holdco Master Lease should be respected as a true lease for U.S. federal income tax purposes for the years in which such lease was in effect. If, contrary to expectations, the Holdco Master Lease is not respected as a true lease for U.S. federal income tax purposes, the IRS may determine that we failed to qualify to be taxed as a REIT during such time. Furthermore, our qualification as a REIT through 2021 depended on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for some of which we did not obtain independent appraisals.

In addition, subject to certain exceptions, rents we received or accrued from our tenants would not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of our outstanding shares (by value) actually or constructively owned 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock of such tenant entitled to vote or 10% or more of the total value of all classes of stock of such tenant. For purposes of determining whether rental payments received by a REIT are treated as qualifying rent, the stock, assets or net profits owned by a partner in an entity classified as a partnership for U.S. federal income tax purposes are attributed to such partnership only if the partner owns (directly or indirectly) 25% or more of the capital interest or profits interest in the partnership. As a result of these constructive ownership rules, it is possible that we could have been treated as owning 10% or more of a tenant, and in such case rent payments received from such tenant may not be treated as qualifying rent for purposes of these requirements. Our Declaration of Trust provided for restrictions on ownership and transfer of Class A common shares and Series A Preferred Shares prior to the revocation of our REIT election for 2022, including restrictions on such ownership or transfer that would cause the rents we received or accrued from a tenant to be treated as non-qualifying rent for purposes of the REIT gross income requirements. Nevertheless, such restrictions may not be effective in ensuring that rents we received or accrued from our tenants will be treated as qualifying rent for purposes of REIT qualification requirements.

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our common stock.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

•
actual or anticipated variations in our quarterly results of operations;

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

Disputes with third parties could arise out of our historical transactions with Sears Holdings or future transactions with Holdco, and we could experience unfavorable reactions from employees, ratings agencies, regulators or other interested parties. These disputes and reactions of third parties could have a material adverse effect on our business, financial condition or results of operations. In addition, disputes between us and Sears Holdings or Holdco could arise in connection with any of our past or future agreements with those counterparties. See “—Risks Related to Our Business and Operations—Following the Sears Holdings bankruptcy, we have been named as a defendant in litigation that could adversely affect our business and financial condition, divert management’s attention from our business, and subject us to significant liabilities, including remedies that may be imposed as a result of a finding of fraudulent conveyance.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference

10.39	Employment Agreement Amendment, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Filed herewith.

10.40	Employment Offer Letter Addendum, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Matthew Fernand	Filed herewith.

10.41	Employment Offer Letter Addendum, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Eric Dinenberg	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: May 10, 2022	/s/ Andrea Olshan
	By:	Andrea Olshan
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2022	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)