Form 10-Q
period 2022-06-30
Seritage Growth Properties
filed 2022-08-09
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 8, 2022, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,032,381
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Investment in real estate
Land	$360,067	$475,667
Buildings and improvements	818,496	994,221
Accumulated depreciation	(145,584)	(154,971)
	1,032,979	1,314,917
Construction in progress	371,168	381,194
Net investment in real estate	1,404,147	1,696,111
Real estate held for sale	117,013	—
Investment in unconsolidated entities	445,152	498,563
Cash and cash equivalents	149,529	106,602
Restricted cash	7,155	7,151
Tenant and other receivables, net	42,816	29,111
Lease intangible assets, net	10,295	14,817
Prepaid expenses, deferred expenses and other assets, net	61,206	61,783
Total assets (1)	$2,237,313	$2,414,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility, net	$1,439,543	$1,439,332
Sales-leaseback financing obligations	20,652	20,627
Litigation reserve	35,000	—
Accounts payable, accrued expenses and other liabilities	107,720	109,379
Total liabilities (1)	1,602,915	1,569,338

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 43,677,418 and 43,632,364 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	437	436
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of June 30, 2022 December 31, 2021; liquidation preference of $70,000	28	28
Additional paid-in capital	1,242,165	1,241,048
Accumulated deficit	(719,181)	(553,771)
Total shareholders' equity	523,449	687,741
Non-controlling interests	110,949	157,059
Total equity	634,398	844,800
Total liabilities and shareholders' equity	$2,237,313	$2,414,138

(1) The Company's condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The condensed consolidated balance sheets, as of June 30, 2022, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(1.0) million of accumulated depreciation and $4.0 million of other assets included in other line items. The Company's condensed consolidated balance sheets as of December 31, 2021, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(0.9) million of accumulated depreciation and $4.0 million of other assets included in other line items.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
REVENUE
Rental income	$29,418	$27,595	$58,502	$58,741
Management and other fee income	286	279	2,107	414
Total revenue	29,704	27,874	60,609	59,155
EXPENSES
Property operating	10,801	11,286	21,833	21,929
Real estate taxes	6,425	9,061	14,575	19,216
Depreciation and amortization	10,669	13,328	22,603	26,470
General and administrative	11,093	11,990	20,185	23,222
Litigation reserve	35,000	—	35,000	—
Total expenses	73,988	45,665	114,196	90,837
Gain on sale of real estate, net	68,031	18,097	67,016	42,305
Impairment of real estate assets	(109,343)	(64,539)	(110,334)	(66,239)
Equity in loss of unconsolidated entities	(33,720)	(2,327)	(66,796)	(3,489)
Interest and other income	99	530	110	8,154
Interest expense	(22,663)	(28,976)	(45,251)	(55,126)
Loss before income taxes	(141,880)	(95,006)	(208,842)	(106,077)
(Provision) for income taxes	(203)	(298)	(228)	(160)
Net loss	(142,083)	(95,304)	(209,070)	(106,237)
Net loss attributable to non-controlling interests	31,328	22,464	46,110	25,677
Net loss attributable to Seritage	$(110,755)	$(72,840)	$(162,960)	$(80,560)
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,450)
Net loss attributable to Seritage common shareholders	$(111,980)	$(74,065)	$(165,410)	$(83,010)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(2.56)	$(1.73)	$(3.79)	$(2.02)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(2.56)	$(1.73)	$(3.79)	$(2.02)
Weighted average Class A common shares outstanding - Basic	43,677	42,772	43,656	41,134
Weighted average Class A common shares outstanding - Diluted	43,677	42,772	43,656	41,134

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2021	38,896	$389	2,800	$28	$1,177,260	$(528,637)	$233,687	$882,727
Net loss	—	—	—	—	—	(80,560)	(25,677)	(106,237)
Preferred dividends declared ($0.875 per share)	—	—	—	—	—	(2,450)	—	(2,450)
Vesting of restricted share units	87	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	849	—	—	849
OP Units exchanges (3,811,865 units)	3,812	38	—	—	51,901	—	(51,939)	—
Balance at June 30, 2021	42,795	$428	$2,800	$28	$1,230,009	$(611,647)	$156,071	$774,889

Balance at January 1, 2022	43,632	$436	2,800	$28	$1,241,048	$(553,771)	$157,059	$844,800
Net loss	—	—	—	—	—	(162,960)	(46,110)	(209,070)
Preferred dividends declared ($0.875 per share)	—	—	—	—	—	(2,450)	—	(2,450)
Vesting of restricted share units	45	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	1,118	—	—	1,118
Balance at June 30, 2022	43,677	$437	2,800	$28	$1,242,165	$(719,181)	$110,949	$634,398

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at April 1, 2021	40,587	$406	2,800	$28	$1,200,874	$(537,582)	$207,674	871,400
Net loss	—	—	—	—	—	(72,840)	(22,464)	(95,304)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	55	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	(120)	—	—	(120)
OP Units exchanges (2,153,010 units)	2,153	21	—	—	29,256	—	(29,139)	138
Balance at June 30, 2021	42,795	$428	2,800	$28	$1,230,009	$(611,647)	$156,071	$774,889

Balance at April 1, 2022	43,675	$437	2,800	$28	$1,241,583	$(607,201)	$142,277	777,124
Net loss	—	—	—	—	—	(110,755)	(31,328)	(142,083)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	2	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	582	—	—	582
Balance at June 30, 2022	43,677	$437	2,800	$28	$1,242,165	$(719,181)	$110,949	$634,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(209,070)	$(106,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	66,796	3,489
Distributions from unconsolidated entities	—	1,141
Gain on sale of real estate, net	(67,016)	(42,305)
Impairment of real estate assets	110,334	66,239
Share-based compensation	892	953
Depreciation and amortization	22,603	26,470
Amortization of deferred financing costs	211	212
Amortization of above and below market leases, net	121	63
Straight-line rent adjustment	(4,320)	(1,028)
Interest on sale-leaseback financing obligations	25	—
Litigation reserve	35,000	—
Change in operating assets and liabilities
Tenants and other receivables	(10,370)	3,436
Prepaid expenses, deferred expenses and other assets	1,713	(1,224)
Accounts payable, accrued expenses and other liabilities	(1,420)	(18,811)
Net cash used in operating activities	(54,501)	(67,602)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(15,432)	(21,279)
Distributions from unconsolidated entities	160	—
Net proceeds from sale of real estate	168,186	133,313
Development of real estate	(53,032)	(44,949)
Net cash provided by investing activities	99,882	67,085
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from sale-leaseback financing obligations	—	183
Purchase of shares related to stock grant recipients' tax withholdings	—	(262)
Preferred dividends paid	(2,450)	(2,450)
Net cash used in financing activities	(2,450)	(2,529)
Net increase (decrease) in cash and cash equivalents	42,931	(3,046)
Cash and cash equivalents, and restricted cash, beginning of period	113,753	150,254
Cash and cash equivalents, and restricted cash, end of period	$156,684	$147,208

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2022	2021
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$106,602	$143,728
Restricted cash at beginning of period	7,151	6,526
Cash and cash equivalents and restricted cash at beginning of period	$113,753	$150,254

Cash and cash equivalents at end of period	$149,529	$140,058
Restricted cash at end of period	7,155	7,150
Cash and cash equivalents and restricted cash at end of period	$156,684	$147,208

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$52,188	$56,620
Capitalized interest	7,674	5,722
Income taxes paid	228	160
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$28,561	$8,090
Preferred dividends declared and unpaid	1,225	1,225
Transfer to real estate assets held for sale	117,013	29,059

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

Seritage is principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. As of June 30, 2022, the Company’s portfolio consisted of interests in 150 properties comprised of approximately 19.5 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 433 acres held for or under development and approximately 9.9 million square feet or approximately 821 acres to be disposed of. The portfolio consists of approximately 15.6 million square feet of GLA held by 125 wholly owned properties (such properties, the “Consolidated Properties”) and 3.9 million square feet of GLA held by 25 unconsolidated entities (such properties, the “Unconsolidated Properties”).

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

As of March 15, 2021, the Company no longer had any remaining properties leased to Holdco (as defined below) or Sears Holdings, as further described in Note 5.

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

As a result of the Company’s change in corporate structure to a taxable C Corporation in fiscal year 2022 as announced by the Board of Trustees, the Company incurred a one-time, non-cash deferred tax benefit of approximately $160.3 million during the quarter ended March 31, 2022. The Company also recorded a full valuation allowance against the deferred tax asset pursuant to ASC 740, as discussed in more detail below.

On July 7, 2022, the Company filed its preliminary proxy materials with the SEC in connection with its 2022 Annual Meeting of Shareholders seeking a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that will allow the Board to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale is expected to increase the universe of potential buyers by allowing Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. The affirmative vote of at least two-thirds of all outstanding common shares of the Company is required to approve the Plan of Sale. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of July 6, 2022, after giving effect to the exchange of his Operating Partnership interests, Mr. Lampert owns approximately 29.1% of the Company’s outstanding Class A common shares, and Seritage is the sole owner of all outstanding Operating Partnership interests. The strategic review process remains ongoing, and the Company remains open-minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance regarding the success of the process.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Currently, debt service obligations are comprised of interest expense and annual fees required by the Term Loan Facility (as defined in Note 6 below). The Term Loan Facility requires payments of interest only until maturity on July 31, 2023, unless the maturity is extended beyond July 31, 2023 at the Company’s option pursuant to the Second Term Loan Amendment (as defined below). Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations and certain development expenditures incurred during the six months ended June 30, 2022 and the Company incurred net operating cash outflows of $54.5 million. The Company generated investing cash inflows of $99.9 million during the six months ended June 30, 2022, which were driven by asset sales partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, cash on hand, and sales of Consolidated and Unconsolidated Properties. During the period from June 30, 2022 through August 8, 2022, the Company sold 10 assets for gross proceeds of $75.3 million and made a $100.0 million principal payment on the Term Loan Facility, bringing the outstanding Term Loan Facility balance as of August 8, 2022 to $1.34 billion. As of August 8, 2022, the Company had 20 assets under contract to sell for total anticipated proceeds of $260.8 million, subject to customary due diligence and closing conditions. In addition, the Company closed on the sale of previously exercised put rights that it has on two Unconsolidated Properties to generate additional gross proceeds of $23.8 million. Management believes that the Company will successfully sell enough assets to pay down its debt by at least $540 million by July 2023, which would allow the Company to exercise the two year extension option on its Term Loan Facility. However, no assurances can be given that the Company will be successful in executing its plan to generate sufficient proceeds required to extend the facility.

Going Concern

The accompanying condensed consolidated financial statements are prepared in accordance with GAAP applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Management is required to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As part of this evaluation, the Company takes into consideration all obligations due within the subsequent 12 months, as well as, cash on hand and expected cash receipts.

The Company currently anticipates it will continue to use sales of Consolidated Properties as the primary source of capital to repay principal on the Term Loan Facility, its Obligations and certain development expenditures.

As of August 8, 2022, $260.8 million of assets are under contract and the Company is currently negotiating sales, evaluating bona fide offers received and marketing, or about to bring to market for sale, assets with an estimated fair value over $1.2 billion. The Company believes, that if these assets were sold, the Company will be able to meet the $540 million Term Loan Facility principal paydown required to extend the Term Loan Facility.

While the Company believes these assets intended for sale will close before July 31, 2023, these assets are not all under contract within one-year of the maturity date of the Term Loan Facility and are not within the Company’s control and therefore, cannot be deemed probable. As a result, the Company has concluded that management’s plans do not alleviate substantial doubt about the Company’s ability to continue as a going concern until either the extension is executed or asset sales under contract are sufficient to increase the Company’s projected cash flows.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

COVID-19 Pandemic

The Coronavirus (“COVID-19”) pandemic has caused significant impacts on the real estate industry in the United States, including the Company’s properties.

As a result of the development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions may change, potentially significantly, in future periods and results for the three and six months ended June 30, 2022 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

As of June 30, 2022, the Company had collected 99% of rental income for the three months ended June 30, 2022. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2021. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three and six months ended June 30, 2022 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 2, 2022.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of June 30, 2022, the Company consolidates two VIEs in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entities, specifically surrounding the development plan. As of June 30, 2022 and December 31, 2021, the Company has several investments in unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

As of June 30, 2022, the Company holds a 77.9% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership. The Company has determined that the Operating Partnership is a VIE as the limited partners in the Operating Partnership, although entitled to vote on certain matters, do not possess kick-out rights or substantive participating rights. The Company consolidates its interest in the Operating Partnership. The assets and liabilities of the Operating Partnership are the same as those of the Company and are presented in the condensed consolidated balance sheets.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

Certain prior period amounts, if any, have been reclassified to conform to the current period’s presentation.

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

The Company, on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects and the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. As discussed in Note 4, The Company recognized impairment charges of $109.3 million and $64.5 million during the three months ended June 30, 2022 and 2021, respectively, and impairment charges of $110.3 million and $66.2 million during the six months ended June 30, 2022 and 2021 respectively.

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

The following table summarizes our gain on sale of real estate, net during the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Dispositions to third parties
Gross proceeds	$163.4	$80.0	$172.3	$126.9
Gain on sale of real estate, net	68.0	18.1	67.0	42.3

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

As of June 30, 2022, 24 properties, including 5 partial sites and pad sites, were classified as held for sale with assets of $117.0 million and no liabilities, and, as of December 31, 2021, no properties were classified as held for sale.

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

The Company recorded $32.5 million in impairment losses in investments in unconsolidated entities for the three and six months ended June 30, 2022. There were no impairment losses in investments in unconsolidated entities for the three and six months ended June 30, 2021.

Restricted Cash

As of June 30, 2022 and December 31, 2021, restricted cash represents cash collateral for a letter of credit.

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

The Company recorded a reduction to rental income of $0.4 million and an increase to rental income of $0.8 million during the three months ended June 30, 2022 and 2021, respectively, as a result of the Company’s evaluation of collectability. The Company recorded a reduction to rental income of $0.2 million and an increase to rental income of $1.0 million during the six months ended June 30, 2022 and 2021, respectively. In addition, the Company also recorded a reversal of previously recorded straight-line rent of $0.1 million for the three and six months ended June 30, 2022. The Company also recorded income of previously reserved straight-line rent of $0.5 million and a reduction of income of previously recorded straight-line rent of $0.5 million for the three and six months ended June 30, 2021, respectively. During the three and six months ended June 30, 2022, the Company recorded an increase to rental income of $0.2 million and $0.1 million related to the allowance for deferral agreements, respectively. During the three and six months ended June 30, 2021, the Company recorded an increase to rental income of $0.4 million and $0.5 million related to the allowance for deferral agreements.

Due to the COVID-19 pandemic, the Company has entered into amendments to existing leases with certain tenants (the “Rent Deferral Agreements”), that provide for the deferral of all or some portion of rental payments due during the period which such tenant was affected by the COVID-19 pandemic (“Deferred Rent”). The Rent Deferral Agreements typically provide for repayment of the Deferred Rent within six to 12 months following the end of the rent deferral period and, in many instances, waive certain other conditions in favor of the Company while Deferred Rent is outstanding. Deferred Rent generally becomes immediately due and payable under the Rent Deferral Agreements if the tenant does not make the minimum contractual payments or otherwise defaults on the lease. We recognize lease concessions related to the COVID-19 pandemic such as rent deferrals and abatements in accordance with the Lease Modification Q&A issued by the Financial Accounting Standards Board, (“FASB”), in April 2020, which provides entities with the option to elect to account for lease concessions as though the enforceable rights and obligations existed in the original lease. As a result, the Company has not adjusted accrued rental revenues or the portion of accrued rental revenues related to the straight-line method for the portion which has been deferred. When the Deferred Rents are repaid, the Company will relieve the accrual in tenant and other receivables.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of June 30, 2022, the Company has one tenant that comprises 13.8% of annualized based rent, with no other tenants exceeding 10.0% of annualized based rent. The Company’s portfolio of 125 Consolidated Properties and 25 Unconsolidated Properties was diversified by location across 37 states and Puerto Rico.

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

Income Taxes

The condensed consolidated financial statements reflect provisions for federal, state and local income taxes. The Company recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, as well as operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities as a result of a change in tax rates is recognized as income in the period that includes the enactment date. For years prior to 2022, the Company was taxed as a REIT and did not expect to pay federal, state or local income taxes at the REIT level (including its qualified REIT subsidiaries). While a REIT, the Company was required to distribute at least 90% of its REIT level taxable income to shareholders, and the resulting dividends paid deduction offset its REIT taxable income. Consequently, while a REIT, since the Company did not expect to pay taxes on its REIT taxable income, it did not recognize deferred tax assets or liabilities.

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

Recently Issued Accounting Pronouncements

The Company has not adopted any Accounting Standards Updates (“ASUs”) issued by the FASB during the three and six months ended June 30, 2022. Any other recently issued accounting standards or pronouncements not disclosed have been excluded as they either are not applicable to the Company, or they are not expected to have a material effect on the condensed consolidated financial statements of the Company.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$23,982	$(14,361)	$9,621
Above-market leases, net	2,485	(1,811)	674
Total	$26,467	$(16,172)	$10,295

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$4,731	$(1,736)	$2,995
Total	$4,731	$(1,736)	$2,995

December 31, 2021
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$30,071	$(16,670)	$13,401
Above-market leases, net	3,925	(2,509)	1,416
Total	$33,996	$(19,179)	$14,817

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$5,802	$(2,146)	$3,656
Total	$5,802	$(2,146)	$3,656

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1 million for the three and six months ended June 30, 2022 and 2021, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.1 million for the three and six months ended June 30, 2022 and 2021, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $0.6 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively and $1.3 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
Remainder of 2022	$(7)	$101	$1,159
2023	(2)	203	1,506
2024	22	203	979
2025	85	203	725
2026	166	203	478
2027	166	203	392
Thereafter	1,885	9,230	4,501

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

As of June 30, 2022, the Company had investments in 11 unconsolidated entities as follows:

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

		June 30, 2022
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
(2)
The Cockeysville JV is subject to revaluation upon our partner contributing an adjacent parcel of land (the “Additional Land Parcel”) to the joint venture which was conditioned on certain milestones being met with respect to entitling the Additional Land Parcel for residential use. As of December 31, 2021, the parcel has been entitled and, with our consent, the partner entered a sales contract with a third party for the land. As a result, the Company received its share of the proceeds from the sale in lieu of the parcel being contributed to the venture and recorded an additional gain of $2.1 million during the year ended December 31, 2021. The Company has determined that the final contribution value is $14.6 million.
(3)
The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

The following tables present combined condensed financial data for the Company’s unconsolidated entities (in thousands):

	June 30, 2022	December 31, 2021
ASSETS
Investment in real estate
Land	$396,463	$410,323
Buildings and improvements	564,455	528,854
Accumulated depreciation	(109,708)	(96,856)
	851,210	842,321
Construction in progress	162,236	206,109
Net investment in real estate	1,013,446	1,048,430
Cash and cash equivalents	52,764	50,279
Investment in unconsolidated entities	54,760	53,215
Tenant and other receivables, net	4,939	7,914
Other assets, net	28,492	33,812
Total assets	$1,154,401	$1,193,650

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Mortgage loans payable, net	$56,075	$56,075
Accounts payable, accrued expenses and other liabilities	58,807	56,398
Total liabilities	114,882	112,473

Members' Interest
Additional paid in capital	1,108,127	1,097,842
Retained earnings (accumulated deficit)	(68,608)	(16,665)
Total members' interest	1,039,519	1,081,177
Total liabilities and members' interest	$1,154,401	$1,193,650

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Total revenue	$7,919	$6,526	$15,759	$14,255
Property operating expenses	(3,110)	(2,834)	(7,036)	(5,413)
Depreciation and amortization	(6,503)	(6,563)	(14,011)	(13,044)
Operating income / (loss)	(1,694)	(2,871)	(5,288)	(4,202)
Other expenses	(826)	(1,676)	(2,260)	(2,719)
Gains, losses and impairments	(32,474)	—	(93,614)	—
Net loss	$(34,994)	$(4,547)	$(101,162)	$(6,921)
Equity in loss of unconsolidated entities (1)	$(33,720)	$(2,327)	$(66,796)	$(3,489)
(1)
Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. During the quarter ended June 30, 2022, in conjunction with the Plan of Sale, the Company recognized a change in plan to reduce the holding periods of all its investments in unconsolidated entities, which triggered the need for an impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures. The Company utilized appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. As a result of the Company’s analysis, other-than-temporary impairment of $32.5 million was recorded against equity method investments in three unconsolidated entities for the three and six months ended June 30, 2022. No such impairment was recorded for the three and six months ended June 30, 2021. This impairment is included in the equity in loss of unconsolidated entities line in the condensed consolidated statements of operations.

During the three and six months ended June 30, 2022, the Company exercised the put rights that is has on two and four Unconsolidated Properties, respectively. One of the Company’s partners considered this to be a triggering event to assess impairment on its underlying assets pursuant to ASC 360, Property, Plant and Equipment, and recorded impairment on two Unconsolidated Properties of $0 million and $61.1 million for the three and six months ended June 30, 2022, respectively. There was no impairment recorded on Unconsolidated Properties for the three and six months ended June 30, 2021. Subsequent to June 30, 2022, the Company exercised put rights on an additional two Unconsolidated Properties, closed on the sale of two of the previously exercised put rights, and sold its interest in one Unconsolidated Entity.

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

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of June 30, 2022 are approximately as follows:

(in thousands)	June 30, 2022
Remainder of 2022	$43,779
2023	84,576
2024	81,785
2025	81,869
2026	78,034
2027	75,329
Thereafter	304,450
Total	$749,822

The components of lease revenues for the three and six months ended June 30, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed rental income	$21,341	$23,135	$45,119	$45,407
Variable rental income	4,482	3,222	9,083	12,268
Total rental income	$25,823	$26,357	$54,202	$57,675

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of June 30, 2022, and December 31, 2021, the outstanding amount of right-of-use, or ROU, assets were $16.6 million and $17.0 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the condensed consolidated balance sheets.

The Company recorded rent expense related to leased corporate office space of $0.2 million and $0.3 million for the three months ended June 30, 2022 and 2021, respectively. The Company recorded rent expense related to leased corporate office space of $0.5 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively. Such rent expense is classified within general and administrative expenses in the condensed consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $0.1 million for the three and six months ended June 30, 2022 and 2021. Such ground rent expense is classified within property operating expenses in the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $0.5 million in 2022, $1.1 million in 2023, $1.2 million in 2024, $1.2 million in 2025, $1.2 million in 2026, $1.2 million in 2027 and $2.9 million for the periods thereafter. The present value discount is ($3.0) million.

The following table sets forth information related to the measurement of our lease liabilities as of June 30, 2022:

June 30, 2022
Weighted average remaining lease term (in years)	9.65
Weighted average discount rate	6.98%
Cash paid for operating leases (in thousands)	$847

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

Future sale-leaseback financing obligations as of June 30, 2022 are approximately as follows:

(in thousands)	June 30, 2022
Remainder of 2022	$734
2023	1,486
2024	1,508
2025	1,531
2026	1,554
2027	1,577
Thereafter	32,445
Interest	(20,183)
Total	$20,652

Subsequent to June 30, 2022, the Company repurchased the property and concurrently sold it to another buyer, thus terminating the sales-leaseback financing obligation.

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

Revenues from the Holdco Master Lease as amended by the Amendment, and the Original Master Lease for the three months ended June 30, 2022 and 2021 are as follows (in thousands). No straight line rental income was recorded during these periods.

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed rental income	$—	$—	$—	$—
Variable rental income	—	—	—	4,510
Total rental income	$—	$—	$—	$4,510

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing and includes a $400.0 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. The Term Loan Facility matures on July 31, 2023, with the ability to extend based on meeting certain criteria.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the condensed consolidated statements of operations.

On December 31, 2021, the Company paid down $160 million towards the Term Loan’s unpaid principal balance. As of June 30, 2022 and December 31, 2021, the aggregate principal amount outstanding under the Term Loan Facility was $1.44 billion, respectively. Subsequent to June 30, 2022, the Company made a $100.0 million principal paydown, thus bringing the outstanding principal balance down to $1.34 billion at the issuance date.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of June 30, 2022, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

The Term Loan Facility includes certain financial metrics to govern springing collateral requirements and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2022, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2022, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics triggers the springing mortgage and collateral requirements but will not result in an event of default. The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of June 30, 2022, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of June 30, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below) executed on June 16, 2022 eliminates this requirement. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement. As of June 30, 2022 and December 31, 2021, the unamortized balance of the Company’s debt issuance costs were $0.5 million and $0.7 million, respectively.

On May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment to the Term Loan Agreement (the “First Term Loan Amendment”) by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permits the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million. In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement). Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on July 31, 2023; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the $400.0 million Incremental Funding Facility under the Term Loan Agreement. The Company has paid all interest due under the Term Loan Agreement and has not deferred any interest as permitted under the amendment to the Term Loan Amendment.

Additionally, the First Term Loan Amendment provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Agreement. The Third Term Loan Amendment (defined below) executed on June 16, 2022 eliminated this right.

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

On June 16, 2022, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Third Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that notwithstanding anything to the contrary in the asset sale covenant, the parent, borrower, and their respective subsidiaries will be permitted without the consent of the administrative agent to sell, transfer, or otherwise dispose of properties (including but not limited to properties or equity interests of any subsidiary) to unaffiliated third parties for no less than fair market value, provided that the borrower deposits all net proceeds received into a controlled account and the use of such net proceeds will be subject to the terms and conditions of the Term Loan Agreement, including but not limited to the restricted payments and investments/loans covenants.

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

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $160.3 million during the three months ended March 31, 2022. As a result of ongoing operations and sales activity, the Company recognized an additional deferred tax benefit of $40.9 million during the six months ended June 30, 2022. As of June 30, 2022, the Company has recorded a full valuation allowance of $201.2 million against the deferred tax asset pursuant to ASC 740, as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilize to offset any taxes due on those gains to the extent of the DTAs.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2022 primarily due to the placement of a valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $201.2 million as of June 30, 2022 consist of basis differences in its investment in the Operating Partnership and net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of June 30, 2022. As the Company was a REIT as of December 31, 2021, it reported no deferred tax assets.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of June 30, 2022. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

During the three and six months ended June 30, 2022, in accordance with ASC 360-10, Property, Plant and Equipment, the Company recorded impairment losses of $109.3 million and $110.3 million, respectively, on real estate assets which are included in impairment on real estate assets within the condensed consolidated statements of operations. During the three and six months ended June 30, 2022, in accordance with ASC 323, Equity Method and Joint Ventures, the Company recorded other than temporary impairment losses of $32.5 million on investments in unconsolidated entities which are included in equity in loss of unconsolidated entities within the condensed consolidated statements of operations. During the three months ended June 30, 2022, the Company, in connection with the strategic review and the Plan of Sale, determined that the best plan for all assets and its investments in unconsolidated entities is to pursue sales. As a result of the foregoing, the Company’s anticipated holding periods with respect to certain assets and investments has decreased. This affected the Company’s view of recoverability of the carrying value of those assets over their respective holding periods. Of the $109.3 million of impairments recorded during the second quarter, approximately $70.7 million resulted from the change in holding period as a result of the Company’s decision to monetize additional assets through sales calculated based on fair value estimates described below. Additionally, $13.7 million of impairment is the result of the Company agreeing to sell certain assets below their carrying value and is driven from negotiated contract values. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties. Impairment losses of $64.5 million and $66.2 million were recognized for the three and six months ended June 30, 2021.

The fair value estimates used to determine the impairment charges were determined primarily by discounted cash flow analyses, market comparable data, third-party appraisals/valuations and/or offers received, as applicable. The cash flows utilized in such analyses are comprised of unobservable inputs which include, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates based upon market conditions and future expectations. Comparable data utilizes comparable sales, listings, sales contracts and letters of intent which are subject to judgment as to comparability to the valued property. Because of these inputs, we have determined that the fair values of these properties are classified within Level 3 of the fair value hierarchy.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents, restricted cash and the term loan facility. The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of June 30, 2022 and December 31, 2021, the estimated fair values of the Company’s debt obligations were $1.4 billion and $1.5 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

Note 9 – Commitments and Contingencies

Insurance

The Company maintains general liability insurance and all-risk property and rental value, with sub-limits for certain perils such as floods and earthquakes on each of the Company’s properties. The Company also maintains coverage for terrorism acts as defined by the Terrorism Risk Insurance Program Reauthorization Act, which expires in December 2027.

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

Under the Original Master Lease and the Holdco Master Lease, Holdco is required to indemnify the Company from certain environmental liabilities at the Consolidated Properties before or during the period in which each Consolidated Property was leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center. In addition, an environmental reserve was funded at the closing of the transactions in connection with the Company commencing operations in the amount of approximately $12.0 million. As of June 30, 2022 and December 31, 2021, the balance of the environmental reserve was approximately $9.5 million, respectively, and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, plaintiffs Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against, among others, Edward S. Lampert, ESL Investments, Inc. and certain of its affiliates and investors, Fairholme Capital Management, L.L.C., certain members of the Sears Holdings board of directors, and the Company, the Operating Partnership, and certain of our affiliates and subsidiaries (the Company, the Operating Partnership, and certain of our affiliates and subsidiaries collectively, the “Seritage Defendants”). The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD). The initial complaint has been superseded by the Amended Complaint, as described below.

On October 15, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Second Amended Joint Chapter 11 Plan of Sears Holdings and its affiliated debtors (the “Chapter 11 Plan”). Pursuant to the terms of the Confirmation Order, upon the effective date of the Chapter 11 Plan, a liquidating trust will be formed, and the Litigation will vest in the liquidating trust. The Confirmation Order further provides that, prior to the effective date of the Chapter 11 Plan and the formation of the liquidating trust, the Litigation shall be controlled by five litigation designees selected by Sears Holdings and the Official Committee of Unsecured Creditors’ (the “Creditors' Committee”). For further information, refer to the Chapter 11 Plan, Confirmation Order and liquidating trust agreement, each of which has been publicly filed with the Bankruptcy Court.

On November 25, 2019, the Creditors’ Committee filed a first amended complaint (the “Amended Complaint”) in the Bankruptcy Court. The Amended Complaint alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 (including the July 2015 transactions giving rise to Seritage, the execution of the Master Lease with Sears Holdings (the “Original Master Lease”), and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings and that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth hundreds of millions of dollars more than the purchase price paid. (The Company notes the original complaint filed in the Litigation alleged, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 million to $749 million more than the purchase price paid.) The Amended Complaint further alleges that certain releases provided to Seritage and certain other defendants in connection with the Sears Holdings derivative litigation in the Delaware Court of Chancery in 2017 should be avoided and/or declared null and void as an actual and/or constructive fraudulent conveyance. The Litigation seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015 and return of the proceeds of the transactions between Sears Holdings and Seritage, or, in the alternative, (ii) payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property.

On February 21, 2020, the Seritage Defendants filed a partial motion to dismiss seeking dismissal of the claims in the Amended Complaint relating to the release received in the Sears Holdings derivative litigation, unjust enrichment and equitable subordination. Briefing and oral argument on the motions were completed in August 2020, and the parties are awaiting a decision.

On March 15, 2021, the Court consolidated the Litigation with a case captioned Sears Holding Corp. et al. v. Andrew H. Tisch, et al., Case No. 20-07007 (RDD) (the “Shareholder Litigation,” and, together with the Litigation, the “Consolidated Litigation”). The Shareholder Litigation was brought by the UCC (as defined below), Sears Holdings Corporation, and Sears, Roebuck and Co., against certain shareholders of Sears Holdings or its related companies. Seritage was not named as a defendant in the Shareholder Litigation, which alleges, among other things, that certain transactions undertaken by Sears Holdings since 2014 (including the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends.

On April 6, 2022, the Court entered an order in the Consolidated Litigation, upon the agreement of the parties thereto, providing for a mediation of the litigation. The parties and the Court extended the mediation several times, through August, and up until the settlement described below was reached.

On August 9, 2022, following the mediation, all of the parties to the Litigation and certain of the parties to the Shareholder Litigation (to which Seritage is not a defendant) entered into a settlement agreement pursuant to which, pending final Court approval, the defendants will pay to the Sears estate $175 million (of which the Seritage Defendants will contribute approximately $35 million) in exchange for dismissal of the Consolidated Litigation and for the full and final satisfaction and release of all claims in the Consolidated Litigation (including, in the case of the Seritage Defendants, any and all claims between the Seritage Defendants and the Sears estate in the Sears bankruptcy proceeding). The settlement is subject to final Court approval, following notice and an opportunity for objections (if any) at a hearing currently scheduled for August 31, 2022. As previously disclosed, the Company remains in active litigation with its D&O insurers concerning potential coverage for the Litigation, and any amounts received from the insurers will offset the Seritage Defendants’ approximately $35 million contribution.

While the Company believes that the claims against the Seritage Defendants in the Litigation are without merit, the Company has entered into the settlement, without admitting any fault or wrongdoing, in order to avoid the continued imposition of legal defense costs, distraction, and the uncertainty and risk inherent in any litigation. If the settlement does not receive final Court approval, the Company intends to defend against the claims in the Litigation vigorously. The Company has reserved $35 million based on the Company’s contributions to the proposed settlement, subject to final Court approval, of the Litigation. This estimate is recorded as litigation reserve in the condensed consolidated statement of operations during the three and six months ended June 30, 2022.

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

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company. As of June 30, 2022, and December 31, 2021, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings. Mr. Lampert was also the Chairman of Seritage prior to his retirement effective March 1, 2022.

As of June 30, 2022, Mr. Lampert beneficially owned a 22.1% interest in the Operating Partnership and approximately 9.0% of the outstanding Class A common shares. On July 6, 2022, Mr. Lampert converted all of his Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he owned 29.1% of the outstanding Class A shares of the Company as of such date.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, were parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease (see Note 5).

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee of $0.1 million and reimbursement for certain employee expenses.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

In addition, as of June 30, 2022, the Company had incurred no development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities. As of December 31, 2021, the Company had incurred $0.2 million of such development expenditures. These amounts are included in tenant and other receivables, net on the Company’s condensed consolidated balance sheets.

The Company has certain put rights on properties held by the Unconsolidated Entities, which may require the Company’s partner to buy out the Company’s investment in such properties. During the three and six months June 30, 2022, the Company put two and four properties, respectively to two of their partners. Subsequent to June 30, 2022, the Company put an additional two properties to one of their partners.

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

As of June 30, 2022, the Company held a 77.9% interest in the Operating Partnership and ESL held a 22.1% interest. The portions of consolidated entities not owned by the Company are presented as non-controlling interest as of and during the periods presented. Refer to Note 10 above for subsequent changes to Operating Partnership ownership.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of June 30, 2022, 43,677,418 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share. During the six months ended June 30, 2022, no OP Units were issued and exchanged for an equal number of Class A shares.

Class B Non-Economic Common Shares

As of June 30, 2022, there were no Class B non-economic common shares issued and outstanding.

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

The Company’s Board of Trustees declared the following dividends on preferred shares during 2022 and 2021:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2022
July 26	September 30	October 17	$0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750

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

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator - Basic and Diluted
Net loss	$(142,083)	$(95,304)	$(209,070)	$(106,237)
Net loss attributable to non-controlling interests	31,328	22,464	46,110	25,677
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,450)
Net loss attributable to common shareholders - Basic	$(111,980)	$(74,065)	$(165,410)	$(83,010)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	43,677	42,772	43,656	41,134
Weighted average Class A common shares outstanding - Basic	43,677	42,772	43,656	41,134
Weighted average Class A common shares outstanding - Diluted	43,677	42,772	43,656	41,134

Loss per share attributable to Class A common shareholders - Basic	$(2.56)	$(1.73)	$(3.79)	$(2.02)
Loss per share attributable to Class A common shareholders - Diluted	$(2.56)	$(1.73)	$(3.79)	$(2.02)

No adjustments were made to the numerator for the three and six months ended June 30, 2022 and 2021 because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and six months ended June 30, 2022 and 2021 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of June 30, 2022 and December 31, 2021, there were 573,861 and 288,068 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the six months ended June 30, 2022:

	Six Months Ended June 30,
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	288,068	$17.65
Share units granted	335,033	11.31
Restricted shares vested	(38,400)	15.18
Restricted shares forfeited	(10,840)	13.22
Unvested restricted shares at end of period	573,861	$14.20

The Company recognized $0.5 million and $0.1 million in compensation expense related to the restricted shares for the three months ended June 30, 2022 and 2021, respectively and $0.9 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of June 30, 2022, there were approximately $6.3 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 2.3 years. As of June 30, 2021, there were approximately $3.8 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 2.3 years.

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

Overview

We are principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. As of June 30, 2022, our portfolio consisted of interests in 150 properties comprised of approximately 19.5 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 3.9 million of which is held by unconsolidated entities (the “Unconsolidated Properties”), approximately 433 acres held for or under development and approximately 9.9 million square feet or approximately 821 acres to be disposed of.

In the second quarter of 2021, we announced an organizational restructuring and in conjunction commenced a portfolio review resulting in the modification of the plan for certain assets. We continue to evaluate our strategy and at this time, we expect to reposition our portfolio into three business lines: residential developments, premier mixed-use assets, and multi-tenant retail destinations.

Review of Strategic Alternatives

On March 1, 2022, the Company announced that its Board of Trustees has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a special committee of the Board of Trustees (the “Special Committee”) to oversee the process. The Special Committee has retained a financial advisor. The strategic review process remains ongoing. There can be no assurance that the review process will result in any transaction or any strategic change at this time. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.” On July 7, 2022, we filed our preliminary proxy materials with the SEC in connection with our 2022 Annual Meeting of Shareholders seeking a shareholder vote to approve a proposed plan of sale of our assets and dissolution (the “Plan of Sale”) that will allow our board to sell all of our assets, distribute the net proceeds to shareholders and dissolve the Company. See Note 1 – Organization of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about the Plan of Sale.

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

In the first quarter of 2022, we announced a Review of Strategic Alternatives and during the second quarter determined that the best plan for all assets is to pursue sales. As a result of the foregoing, the Company’s anticipated holding periods with respect to certain assets has changed. This affected our view of recoverability of the carrying value of those assets over their respective holding periods. We have recognized $109.3 million and $110.3 million of impairment losses during the three and six months ended June 30, 2022, respectively, which are included in impairment on real estate assets within the condensed consolidated statements of operations. We have recognized $32.5 million of other than temporary impairment losses to our investments in unconsolidated entities during the three and six months ended June 30, 2022, respectively, which are included in equity in loss of unconsolidated entities within the condensed consolidated statements of operations. We continue to evaluate our portfolio, including our development plans and offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

Business Strategies

The Company’s primary objective is to create value for its shareholders through either the re-leasing and redevelopment of its core Consolidated Properties and Unconsolidated Properties, disposition certain of its non-core assets which have been identified for near term disposition, or through the monetization of assets through our strategic review process. In particular, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities. We additionally look to further lease our built retail footprint and densify any excess parking land through the addition of triple net (“NNN”) pad sites, which are standalone sites upon which a customized space can be built or leased for a tenant. We have identified 103 pad site opportunities across our portfolio.

In order to achieve its objective, the Company intends to execute the following strategies:

•
Multi-tenant Retail: Our portfolio of 38 multitenant retail assets provide positive cash flow and are primarily leased to a variety of national credit tenants. As of June 30, 2022, this portfolio was 84.0% leased with a pipeline of 0.2 million square feet. A majority of our leases are effectively NNN based on the structure of our leases, providing an important inflation hedge. This portfolio also affords numerous further densification opportunities through the addition of pads on excess parking areas.
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
•
Premier/Master Planned Mixed Use and Residential: As of June 30, 2022, our full portfolio included approximately 2,000 acres of land, or an average of 13 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas, and the Northeast. We believe these land holdings will provide meaningful opportunities to create value through entitlements, leasing and developments. Twenty sites have been identified as potential residential developments. The average acreage per site is 11.9.
•
Non-core Assets for Monetization: We continue to assess the best use for all sites within our portfolio, including residential, retail, and converting excess land area to pad sites, and will strategically dispose of non-core assets in order to fund development and deploy capital more strategically.

On March 1, 2022, the Company announced that its Board of Trustees has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Company will continue to evaluate its portfolio strategy and corporate structure to optimize the outcome of such review. See within “—Review of Strategic Alternatives” above.

On July 7, 2022, we filed our preliminary proxy materials with the SEC in connection with our 2022 Annual Meeting of Shareholders seeking a shareholder vote to approve a proposed plan of sale of our assets and dissolution (the “Plan of Sale”) that will allow our board to sell all of our assets, distribute the net proceeds to shareholders and dissolve the Company. See Note 1 – Organization of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about the Plan of Sale.

COVID-19 Pandemic

The Coronavirus (“COVID-19”) pandemic has caused and continues to cause significant impacts on the real estate industry in the United States, including the Company’s properties.

As a result of the development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions may change, potentially significantly, in future periods and results for the three and six months ended June 30, 2022 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

As of June 30, 2022, we had collected 99% of rental income for the three months ended June 30, 2022. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

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

Comparison of the Three Months Ended June 30, 2022 to the Three Months Ended June 30, 2021

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	$ Change
Revenue
Rental income	$29,418	$27,595	$1,823
Expenses
Property operating	10,801	11,286	(485)
Real estate taxes	6,425	9,061	(2,636)
Depreciation and amortization	10,669	13,328	(2,659)
General and administrative	11,093	11,990	(897)
Litigation reserve	35,000	-	35,000
Gain on sale of real estate, net	68,031	18,097	49,934
Impairment of real estate assets	109,343	64,539	44,804
Equity in loss of unconsolidated entities	33,720	2,327	31,393
Interest expense	22,663	28,976	(6,313)

Rental Income

The following table presents the results for rental income for the three months ended June 30, 2022, as compared to the corresponding period in 2021 (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,
	2022		2021
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$25,823	87.8%	$26,357	95.5%	(534)
Straight-line rent	3,599	12.2%	1,238	4.5%	2,361
Amortization of the above/below market leases	(4)	0.0%	—	0.0%	(4)
Total rental income	$29,418	100.0%	$27,595	100.0%	$1,823

The increase of $2.4 million in straight-line rental income was primarily due to the commencing of new leases with fixed rent increases.

Property Operating Expenses and Real Estate Taxes

The decrease of $0.5 million in property operating expense for the three months ended June 30, 2022 was due primarily to asset sales.

The decrease of $2.6 million in real estate taxes for the three months ended June 30, 2022 was due primarily to asset sales and was partially offset by a decrease in amounts capitalized.

Depreciation and Amortization Expenses

The decrease of $2.7 million in depreciation and amortization expenses for the three months ended June 30, 2022 was primarily due to a decrease of $1.8 million in net scheduled depreciation due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The decrease of $0.9 million in general and administrative expenses for the three months ended June 30, 2022 was driven by a decrease in compensation expenses resulting from a decrease in employee head count and a decrease in restructuring costs which had been incurred in the second quarter of 2021. This was partially offset by an increase in legal fees resulting from the comprehensive review of strategic alternatives and litigation.

Litigation Reserve

During the three months ended June 30, 2022, the Company recorded a $35 million litigation reserve related to the Company’s contribution to the proposed settlement, subject to final Court approval, of the Litigation. See Note 9 – Commitments and Contingencies.

Gain on Sale of Real Estate, Net

During the three months ended June 30, 2022, the Company sold 13 properties for aggregate consideration of $163.4 million and recorded a gain totaling $68.0 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the three months ended June 30, 2022, the Company recognized $109.3 million in impairment on 32 real estate assets, which is included within the condensed consolidated statements of operations. These impairments arose from the Company’s plan to sell these properties resulting in a reduction to the holding periods of all properties, which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment.

Equity in Loss of Unconsolidated Entities

The increase of $31.4 million in loss of unconsolidated entities for the three months ended June 30, 2022 was driven by a $32.5 million other-than-temporary impairment charge recorded against three investments. These impairments arose from the Company’s plan to sell these properties resulting in a reduction to the holding periods of all its investments in unconsolidated entities, which triggered the need for an impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures.

Interest Expense

The decrease of $6.3 million in interest expense for the three months ended June 30, 2022 was driven by a decrease in interest expense incurred resulting from the partial term loan pay down of $160 million in December 2021 and an increase in amounts capitalized due to an increase in project development activity.

Comparison of the Six Months Ended June 30, 2022 to the Six Months Ended June 30, 2021

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change

Revenue
Rental income	$58,502	$58,741	$(239)
Expenses
Property operating	21,833	21,929	(96)
Real estate taxes	14,575	19,216	(4,641)
Depreciation and amortization	22,603	26,470	(3,867)
General and administrative	20,185	23,222	(3,037)
Litigation reserve	35,000	—	35,000
Gain on sale of real estate, net	67,016	42,305	24,711
Impairment of real estate assets	110,334	66,239	44,095
Equity in loss of unconsolidated entities	66,796	3,489	63,307
Interest expense	45,251	55,126	(9,875)

Rental Income

The following table presents the results for rental income for the six months ended June 30, 2022, as compared to the corresponding period in 2021 (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,
	2022		2021
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears or Kmart	$—	0.0%	$4,510	7.7%	$(4,510)
In-place retail leases	54,202	92.6%	53,165	90.5%	1,037
Straight-line rent / (expense)	4,320	7.4%	1,028	1.8%	3,292
Amortization of above/below market leases	(20)	0.0%	38	0.0%	(58)
Total rental income	$58,502	100.0%	$58,741	100.0%	$(239)

The decrease of $4.5 million in Sears or Kmart rental income is due to a reduction in the number of properties leased to Sears or Kmart under the Holdco Master Lease, as a result of terminations. As of March 15, 2021, Sears no longer occupied any space in the portfolio.

The increase of $1.0 million in diversified tenants rental income during 2022 is primarily due to newly commenced leases at locations formerly occupied by Sears or Kmart.

The increase of $3.3 million in straight-line rental income was primarily due to the commencement of new leases with fixed rent increases.

The decrease of $0.1 million in amortization of above/below market leases during 2022 was due primarily to the termination of certain leases previously acquired by the Company.

Property Operating Expenses and Real Estate Taxes

The decrease of $0.1 million in property operating expense for the six months ended June 30, 2022 was due primarily to asset sales.

The decrease of $4.6 million in real estate taxes for the six months ended June 30, 2022 was due primarily to asset sales and was partially offset by a decrease in amounts capitalized.

Depreciation and Amortization Expenses

The decrease of $3.9 million in depreciation and amortization expenses for the six months ended June 30, 2022 was primarily due to a $3.0 million decrease in net scheduled depreciation due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The decrease of $3.0 million in general and administrative expenses for the six months ended June 30, 2022 was driven by a decrease in compensation expenses and share based compensation resulting from a decrease in employee head count and a decrease in restructuring costs which had been incurred in the second quarter of 2021. This was partially offset by an increase in legal fees resulting from the comprehensive review of strategic alternatives.

Litigation Reserve

During the six months ended June 30, 2022, the Company recorded a $35 million litigation reserve related to the Company’s contribution to the proposed settlement, subject to final Court approval, of the Litigation. See Note 9 – Commitments and Contingencies.

Gain on Sale of Real Estate, Net

During the six months ended June 30, 2022, the Company sold 14 properties for aggregate consideration of $172.3 million and recorded a gain totaling $67.0 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the six months ended June 30, 2022, the Company recognized $110.3 million in impairment on 36 real estate assets, which is included within the condensed consolidated statements of operations. These impairments arose from the Company’s plan to sell these properties resulting in a reduction to the holding periods of all properties, which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment.

Equity in Loss of Unconsolidated Entities

The increase of $63.3 million in loss of unconsolidated entities for the six months ended June 30, 2022 was driven by $61.1 million impairment charge recorded in one investment, resulting in the Company picking up their share of this impairment at $30.6 million plus other-than-temporary impairment recorded to our investments of $32.5 million. These impairments arose from the Company’s plan to sell these properties resulting in a reduction to the holding periods of all its investments in unconsolidated entities, which triggered the need for an impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures.

Interest Expense

The decrease of $9.9 million in interest expense for the six months ended June 30, 2022 was driven by a decrease in interest expense incurred resulting from the partial term loan pay down of $160 million in December 2021, and an increase in amounts capitalized due to an increase in project development activity. Interest was decreased due to mortgage recording costs incurred in the prior year.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the six months ended June 30, 2022 and the Company recorded net operating cash outflows of $54.5 million. Additionally, the Company’s generated investing cash inflows of $99.9 million during the six months ended June 30, 2022, which were driven by asset sales and partially offset by development expenditures.

Obligations are projected to continue to exceed property rental income and we expect to fund such obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement:

•
Sales of Consolidated Properties. As of June 30, 2022, we had sold 102 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $1.2 billion of gross proceeds since we began our capital recycling program in July 2017.

•
Sales of interests in Unconsolidated Properties. As of June 30, 2022, we had sold our interests in 15 Unconsolidated Properties and generated approximately $278.1 million of gross proceeds since July 2017. Certain of our unconsolidated entity agreements also include rights that allow us to sell our interests in select Unconsolidated Properties to our partners at fair market value. During the six months ended June 30, 2022, the Company exercised such rights to put four properties to two of our partners, two of which closed subsequent to June 30, 2022 and generated approximately $23.8 million of gross proceeds. Additionally, subsequent to June 30, 2022, we exercised two additional put rights and we closed on the sale of our interest in one Unconsolidated Entity for gross proceeds of $3.3 million;
•
Unconsolidated Properties. As of June 30, 2022, we had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;
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

As of August 8, 2022, we had nine assets under contract for sale with no contingencies for total anticipated proceeds of $83.5 million. We had 11 assets under contract for sale for total anticipated proceeds of $177.3 million, subject to customary due diligence and closing conditions. We are currently negotiating sales, evaluating bona fide offers received and marketing, or about to bring to market for sale, assets with an estimated fair value over $1.2 billion. In addition, we exercised the put rights that we have on four Unconsolidated Properties. Subsequent to June 30, 2022, we sold 10 assets for gross proceeds of $75.3 million, closed on the sale of two previously exercised puts of Unconsolidated Properties for gross proceeds of $23.8 million and sold our interest in one Unconsolidated Entity for gross proceeds of $3.3 million.

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

Additionally, the Term Loan Amendment provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Agreement. The Third Term Loan Amendment (defined below) executed on June 16, 2022 eliminated this right.

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

On November 24, 2021, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Second Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that (i) the “make whole” provision in the Senior Secured Term Loan Agreement shall not be applicable to prepayments of principal; and (ii) the Senior Secured Term Loan Agreement, as amended for (i) above, may at the Operating Partnership's election be extended for two years from July 31, 2023 to July 31, 2025 (the “Maturity Date”) if its principal has been reduced to $800 million by the Maturity Date. If it has not been reduced to this limit by the Maturity Date, the loan will be due and payable on that date. In all other respects, the Term Loan Agreement remains unchanged.

On June 16, 2022, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Third Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that notwithstanding anything to the contrary in the asset sale covenant, the parent, borrower, and their respective subsidiaries will be permitted without the consent of the administrative agent to sell, transfer, or otherwise dispose of properties (including but not limited to properties or equity interests of any subsidiary) to unaffiliated third parties for no less than fair market value, provided that the borrower deposits all net proceeds received into a controlled account and the use of such net proceeds will be subject to the terms and conditions of the Term Loan Agreement, including but not limited to the restricted payments and investments/loans covenants.

During the year ended December 31, 2021, we repaid $160.0 million against the principal of the Term Loan Facility. Our outstanding balance as of June 30, 2022, is $1.44 billion. Subsequent to June 30, 2022, we made a $100.0 million repayment against the principal, bringing our outstanding balance to $1.34 billion as of August 8, 2022.

In addition to the $260.8 million of assets referenced above under contract, the Company is currently negotiating sales, evaluating received bona fide offers received and marketing, or about to bring to market for sale, assets with an estimated fair value over $1.2 billion, which would, if sold, allow the Company to meet the $540 million Term Loan Facility principal pay down required to extend the facility. While these assets are intended for sale, and the Company believes that they will close before the maturity, there is no assurance that these assets will be under contract within the one year timeframe in which the Term Loan Facility principal will need to be factored into the going concern analysis, which raises substantial doubt about its ability to continue as a going concern. See Note 1 – Going Concern of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the going concern.

Cash Flows for the Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2022 and 2021 (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Net cash used in operating activities	$(54,501)	$(67,602)	$13,101
Net cash provided by investing activities	99,882	67,085	32,797
Net cash used in financing activities	(2,450)	(2,529)	79

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

Cash Flows from Investing Activities

Significant components of net cash provided by (used in) investing activities include:

−
In 2022, $168.2 million of net proceeds from the sale of real estate offset by development of real estate of ($53.0) million and investments in unconsolidated entities of ($15.4); and
−
In 2021, $122.3 million of net proceeds from the sale of real estate offset by development of real estate of ($44.9) million and investments in unconsolidated entities of ($21.3) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

−
In 2022, cash payments of preferred dividends, ($2.5) million; and
−
In 2021, cash payments of preferred dividends, ($2.5) million.

Dividends and Distributions

The Company’s Board of Trustees did not declared dividends on the Company’s Class A common shares during the six months ended June 30, 2022 and 2021.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2022 and 2021:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2022
July 26	September 30	October 17	$0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750

Our Board of Trustees will continue to assess the Company’s investment opportunities and its expectations of taxable income in its determination of future distributions, if any.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of June 30, 2022 and December 31, 2021, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2021.

Capital Expenditures

During the three and six months ended June 30, 2022 the Company invested $30.6 million and $53.0 million, respectively, in our consolidated development and operating properties and an additional $7.8 million and $15.4 million, respectively, into our unconsolidated joint ventures, as we continue to advance our business plans, including our previously announced projects.

During the three and six months ended June 30, 2021 the Company invested $18.1 million and $44.9 million, respectively, in our consolidated development and operating properties and an additional $11.4 million and $21.3 million, respectively, into our unconsolidated joint ventures.

During the three and six months ended June 30, 2022, we incurred no maintenance capital expenditures that were not associated with re-tenanting and redevelopment projects.

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

On April 6, 2022, the Court entered an order in the Consolidated Litigation, upon the agreement of the parties thereto, providing for a mediation of the litigation. The parties and the Court extended the mediation several times, through August, and up until the settlement described below was reached.

On August 9, 2022, following the mediation, all of the parties to the Litigation and certain of the parties to the Shareholder Litigation (to which Seritage is not a defendant) entered into a settlement agreement pursuant to which, pending final Court approval, the defendants will pay to the Sears estate $175 million (of which the Seritage Defendants will contribute approximately $35 million) in exchange for dismissal of the Consolidated Litigation and for the full and final satisfaction and release of all claims in the Consolidated Litigation (including, in the case of the Seritage Defendants, any and all claims between the Seritage Defendants and the Sears estate in the Sears bankruptcy proceeding). The settlement is subject to final Court approval, following notice and an opportunity for objections (if any) at a hearing currently scheduled for August 31, 2022. As previously disclosed, the Company remains in active litigation with its D&O insurers concerning potential coverage for the Litigation, and any amounts received from the insurers will offset the Seritage Defendants’ approximately $35 million contribution.

See Note 9 – Commitments and Contingencies Litigation and Other Matters of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Consolidated Litigation in respect of the Sears Holdings bankruptcy and related matters.

On March 2, 2021, the Company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit is seeking, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Litigation discussed above. The parties to the Company’s lawsuit have cross-moved for summary judgment, and those motions currently are pending.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the six months ended June 30, 2022, there were no material changes to these policies aside from changes resulting from our decision to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ending December 31, 2022.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
NOI and Total NOI	2022	2021	2022	2021
Net loss	$(142,083)	$(95,304)	$(209,070)	$(106,237)
Termination fee income	(92)	—	(369)	(2,611)
Management and other fee (income)	(286)	(279)	(2,107)	(414)
Depreciation and amortization	10,669	13,328	22,603	26,470
General and administrative expenses	11,093	11,990	20,185	23,222
Litigation reserve	35,000	—	35,000	—
Equity in loss of unconsolidated entities	33,720	2,327	66,796	3,489
Gain on sale of real estate, net	(68,031)	(18,097)	(67,016)	(42,305)
Impairment of real estate assets	109,343	64,539	110,334	66,239
Interest and other income	(99)	(530)	(110)	(8,154)
Interest expense	22,663	28,976	45,251	55,126
Provision for income taxes	203	298	228	160
Straight-line rent	(3,599)	(1,238)	(4,320)	(1,028)
Above/below market rental expense	56	102	121	63
NOI	$8,557	$6,112	$17,526	$14,020
Unconsolidated entities
Net operating income of unconsolidated entities	2,267	1,646	4,113	4,083
Straight-line rent	(228)	(168)	(556)	(304)
Above/below market rental (income)/expense	6	(29)	12	(62)
Termination fee income	—	(9)	—	(751)
Total NOI	$10,602	$7,552	$21,095	$16,986

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, plaintiffs Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against, among others, Edward S. Lampert, ESL Investments, Inc. and certain of its affiliates and investors, Fairholme Capital Management, L.L.C., certain members of the Sears Holdings board of directors, and the Company, the Operating Partnership, and certain of our affiliates and subsidiaries (the Company, the Operating Partnership, and certain of our affiliates and subsidiaries, collectively, the “Seritage Defendants”). The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD). The initial complaint has been superseded by the Amended Complaint, as described below.

On October 15, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Second Amended Joint Chapter 11 Plan of Sears Holdings and its affiliated debtors (the “Chapter 11 Plan”). Pursuant to the terms of the Confirmation Order, upon the effective date of the Chapter 11 Plan, a liquidating trust will be formed, and the Litigation will vest in the liquidating trust. The Confirmation Order further provides that, prior to the effective date of the Chapter 11 Plan and the formation of the liquidating trust, the Litigation will be controlled by five litigation designees selected by Sears Holdings and the Official Committee of Unsecured Creditors’ (the “Creditors’ Committee”). For further information, refer to the Chapter 11 Plan, Confirmation Order and liquidating trust agreement, each of which has been publicly filed with the Bankruptcy Court.

On November 25, 2019, the Creditors’ Committee filed a first amended complaint (the “Amended Complaint”) in the Bankruptcy Court. The Amended Complaint alleges, among other things, that certain transactions undertaken by Sears Holdings since 2011 (including the July 2015 transactions giving rise to Seritage, the execution of the Master Lease with Sears Holdings (the “Original Master Lease”), and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings and that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth hundreds of millions of dollars more than the purchase price paid. (The Company notes the original complaint filed in the Litigation alleged, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid.) The Amended Complaint further alleges that certain releases provided to Seritage and certain other defendants in connection with the Sears Holdings derivative litigation in the Delaware Court of Chancery in 2017 should be avoided and/or declared null and void as an actual and/or constructive fraudulent conveyance. The Litigation seeks as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015 and return of the proceeds of the transactions between Sears Holdings and Seritage, or, in the alternative, (ii) payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property.

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

On April 6, 2022, the Court entered an order in the Consolidated Litigation, upon the agreement of the parties thereto, providing for a mediation of the litigation. The parties and the Court extended the mediation several times, through August, and up until the settlement described below was reached.

On August 9, 2022, following the mediation, all of the parties to the Litigation and certain of the parties to the Shareholder Litigation (to which Seritage is not a defendant) entered into a settlement agreement pursuant to which, pending final Court approval, the defendants will pay to the Sears estate $175 million (of which the Seritage Defendants will contribute approximately $35 million) in exchange for dismissal of the Consolidated Litigation and for the full and final satisfaction and release of all claims in the Consolidated Litigation (including, in the case of the Seritage Defendants, any and all claims between the Seritage Defendants and the Sears estate in the Sears bankruptcy proceeding). The settlement is subject to final Court approval, following notice and an opportunity for objections (if any) at a hearing currently scheduled for August 31, 2022. As previously disclosed, the Company remains in active litigation with its D&O insurers concerning potential coverage for the Litigation, and any amounts received from the insurers will offset the Seritage Defendants’ approximately $35 million contribution.

While the Company believes that the claims against the Seritage Defendants in the Litigation are without merit, the Company has entered into the settlement, without admitting any fault or wrongdoing, in order to avoid the continued imposition of legal defense costs, distraction, and the uncertainty and risk inherent in any litigation. If the settlement does not receive final Court approval, the Company intends to defend against the claims in the Litigation vigorously.

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

Although we believe that the claims against us in the Litigation are without merit and intend, if settlement does not receive final Court approval, to defend against them vigorously, we are not able to predict the ultimate outcome of the Litigation, the magnitude of any potential losses or the effect such litigation may have on us or our operations. It is possible that the Litigation could cause us to incur substantial costs and that one or more of the claims against us could be resolved adversely to us, result in substantial damages or other forms of relief, result in or be connected to additional claims, affect our relations with counterparties to commercial transactions and divert management’s attention and resources, any of which could harm our business. Protracted litigation, including any adverse outcomes, may have an adverse impact on our business, results of operations or financial condition and could subject us to adverse publicity and require us to incur significant legal fees. The Company has reserved $35 million based on the Company’s contribution to the settlement, subject to final Court approval, of the Litigation. Please see Note 9 – Commitments and Contingencies – in our Annual Report on Form 10-K and Note 9 – Commitments and Contingencies – in this Quarterly Report for additional information regarding the Litigation.

On March 2, 2021, the Company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit is seeking, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Litigation discussed above. The parties to the Company’s lawsuit have cross-moved for summary judgment, and those motions are pending.

Our investments in and redevelopment of properties, and investments in and acquisitions or development of additional properties, may be unsuccessful or fail to meet our expectations.

We have historically grown our business through investments in, and acquisitions or development of, properties, including through the recapture and redevelopment of space at many of our properties. However, our industry is highly competitive, and we face competition from REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. This competition makes it more challenging to successfully capitalize on acquisition and development opportunities that meet our investment objectives. If we are unable to finance development opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected. Further, if debt or equity financing is not available on acceptable terms, our ability to execute on development opportunities might be limited or curtailed.

Our business entails risks associated with real estate investments generally, including (but not limited to) the following risks and as noted elsewhere in this section:

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

There can be no assurance that any strategic transaction or strategic change of the type contemplated by the Special Committee of our Board of Trustees will be approved by shareholders, or that we will be able to complete any such transaction on terms satisfactory to the Special Committee.

On March 1, 2022, we announced that our Board of Trustees had commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a Special Committee to oversee the process. The strategic review process remains ongoing. On July 7, 2022, in connection with the strategic review process, we filed preliminary proxy materials with the SEC in connection with our 2022 Annual Meeting of Shareholders seeking a shareholder vote to approve a proposed plan of sale of our assets and dissolution (the “Plan of Sale”) that will allow our board to sell all of our assets, distribute the net proceeds to shareholders and dissolve the Company. The affirmative vote of at least two-thirds of all outstanding common shares of the Company is required to approve the Plan of Sale. Edward Lampert, our former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of July 6, 2022, after giving effect to the exchange of his operating partnership interests, Mr. Lampert owns approximately 29.1% of the Company’s outstanding Class A common shares, and Seritage is the sole owner of all outstanding Operating Partnership interests. The strategic review process remains ongoing, and the Company remains open-minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance regarding the success of the process.

Further, if our shareholders approve the Plan of Sale and we commence implementing the Plan of Sale, it may dissuade parties that might have an interest in acquiring our Company as a whole by means of a merger transaction or otherwise from pursuing such an acquisition and may also preclude other possible courses of action not yet identified by our Board. The strategic review process remains ongoing, and the Company remains open-minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance regarding the success of the process.

We have ongoing capital needs and may not be able to obtain additional financing or other sources of funding on acceptable terms.

As of June 30, 2022, we had aggregate outstanding indebtedness of $1.44 billion. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance our ongoing operations, or to fund retenanting and redevelopment projects. Our existing debt and any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

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

As of December 31, 2021, we were not in compliance with certain financial metrics applicable to us under the agreements governing our term loan facility. Additionally, the lender had the right to request mortgages against our assets pursuant to the mortgage and collateral requirement. During the year ended December 31, 2019, the lender requested mortgages on a majority of our portfolio, and then during the year ended December 31, 2020, the lender requested mortgages on the remaining unencumbered assets.

The Term Loan Facility also provides for the $400 million Incremental Funding Facility. Our ability to access the Incremental Funding Facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement (as defined below) as further described below. As of June 30, 2022, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

As of August 8, 2022, the Company is currently negotiating sales, evaluating bona fide offers received and marketing, or about to bring to market for sale, assets with an estimated fair value over $1.2 billion, inclusive of the assets noted above as under contract, which would, if sold, allow the Company to meet the $540 million Term Loan Facility principal pay down to extend the term loan. While these assets are intended for sale, and the Company believes that they will close before the maturity, there is no assurance that these assets will be under contract within the one-year timeframe in which the Term Loan Facility principal will need to be factored into the going concern analysis. See Note 1 – Going Concern of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the going concern.

If the Plan of Sale is approved, we will seek to sell all of our assets and make shareholder distributions (either directly or through a liquidating trust or similar liquidating entity) as soon as possible in order to maximize shareholder value, and we estimate that such sales may be completed within 18 to 30 months after the plan of sale is approved. There are no assurances that sales of assets will be completed within that timeframe, which may be impacted by, among other things, market conditions, the nature and terms of the proposals received from third parties and what the Board determines to be in the best interests of the Company. The final distribution in connection with the Plan of Sale or any other strategic transaction, if completed, will not be made until the resolution of all contingent liabilities. Additionally, our Board has discretion as to the timing of distributions of net sales proceeds.

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

If any property is not fully occupied or becomes vacant in whole or in part, or if rents are being paid in an amount that is insufficient to cover operating costs and expenses, we could be required to expend funds with respect to that property for operating expenses. Our properties are subject to increases in tax rates and tax assessments, utility costs, insurance costs, repairs, maintenance and administrative expenses, and other operating expenses. We may also incur significant expenditures as a result of deferred maintenance for the properties we own (subject to reserved funds to cover certain of these costs). If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions and other operating expenses, we could be required to pay those costs which could adversely affect funds available for future development.

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

Our Declaration of Trust and bylaws and Maryland law contain provisions that may delay, defer or prevent an acquisition of Class A common shares or a change in control.

The Company’s Declaration of Trust and bylaws, Maryland law and the partnership agreement of the Operating Partnership contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our shareholders or otherwise be in their best interests, including the following:

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
•
The Board of Trustees Is Divided into Three Classes and Trustee Elections Require a Vote of Two-Thirds of the Class A Common Shares and Class B Non-Economic Common Shares Votes Cast. The Board of Trustees is divided into three classes of trustees, with each class to be as nearly equal in number as possible. As a result, approximately one-third of the Board of Trustees will be elected at each annual meeting of shareholders, with, in both contested and uncontested elections, trustees elected by the vote of two-thirds of the votes cast of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees. In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The classification of trustees and requirement that trustee nominees receive a vote of two-thirds of the votes cast of the Class A common shares and Class B non-economic shares (voting together as a single class) entitled to be cast in the election of trustees may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. The requirement that trustee nominees receive a vote of two-thirds of the votes cast of the common shares entitled to be cast in the election of trustees may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of our largest shareholder, Mr. Lampert, who owns approximately 29.1% of the Company’s outstanding Class A common shares as of July 6, 2022.
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

These containment measures and other factors have affected operations at the Company’s properties. As of June 30, 2022, the Company had collected 99% of rental income for the three months ended June 30, 2022. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary. Some of our tenants may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy at our properties which could result in an increase in the number of co-tenancy claims due to falling below required occupancy thresholds and may impact our results.

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

Risks Related to Our Tax Status

Our obligations to pay income taxes are expected to increase beginning in 2022, which could result in a reduction to our earnings, and could have negative consequences to us.

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

Although we elected for U.S. federal income tax purposes to be treated as a REIT for the 2021 taxable year and in prior taxable years, we revoked our REIT election for the tax year beginning January 1, 2022 and intend to be treated as a regular C corporation for the current year and any year in the foreseeable future, and, as a result, we will be unable to claim the U.S. federal income tax benefits associated with REIT status. Moreover, there can be no assurance that the IRS will not challenge our qualification as a REIT for years in which we intended to qualify as a REIT. Although we believe we did qualify as a REIT in each such year, if the IRS were to successfully challenge our previous REIT status, we would suffer adverse tax consequences, such as those described below.

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

In addition, subject to certain exceptions, rents we received or accrued from our tenants would not be treated as qualifying rent for purposes of these requirements if we or an actual or constructive owner of 10% or more of our outstanding shares (by value) actually or constructively owned 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock of such tenant entitled to vote or 10% or more of the total value of all classes of stock of such tenant. For purposes of determining whether rental payments received by a REIT are treated as qualifying rent, the stock, assets or net profits owned by a partner in an entity classified as a partnership for U.S. federal income tax purposes are attributed to such partnership only if the partner owns (directly or indirectly) 25% or more of the capital interest or profits interest in the partnership. As a result of these constructive ownership rules, it is possible that we could have been treated as owning 10% or more of a tenant, and in such case rent payments received from such tenant may not be treated as qualifying rent for purposes of these requirements. Our Declaration of Trust provided for restrictions on ownership and transfer of Class A common shares and Series A Preferred Shares prior to the revocation of our REIT election for 2022, including restrictions on such ownership or transfer that would cause the rents we received or accrued from a tenant to be treated as non-qualifying rent for purpose of the REIT gross income requirements. Nevertheless, such restrictions may not be effective in ensuring that rents we received or accrued from our tenants will be treated as qualifying rent for purposes of REIT qualification requirements.

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
•
adverse developments in the Litigation;
•
complications regarding the Plan of Sale;
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

10.1

Amendment No. 3 to the
Senior Secured Term Loan Agreement, dated June 16, 2022, among Seritage Growth Properties, L.P., Seritage Growth Properties and Berkshire Hathaway Life Insurance Company of Nebraska.

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed June 21, 2022.

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

SERITAGE GROWTH PROPERTIES

Dated: August 9, 2022	/s/ Andrea Olshan
	By:	Andrea Olshan
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 9, 2022	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)