Form 10-Q
period 2022-09-30
Seritage Growth Properties
filed 2022-11-09
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 4, 2022, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,032,381
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Investment in real estate
Land	$282,917	$475,667
Buildings and improvements	804,882	994,221
Accumulated depreciation	(127,043)	(154,971)
	960,756	1,314,917
Construction in progress	260,007	381,194
Net investment in real estate	1,220,763	1,696,111
Real estate held for sale	202,777	—
Investment in unconsolidated entities	383,061	498,563
Cash and cash equivalents	129,767	106,602
Restricted cash	10,821	7,151
Tenant and other receivables, net	39,943	29,111
Lease intangible assets, net	4,511	14,817
Prepaid expenses, deferred expenses and other assets, net	62,883	61,783
Total assets (1)	$2,054,526	$2,414,138

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility, net	$1,269,648	$1,439,332
Sales-leaseback financing obligations	—	20,627
Litigation reserve	35,533	—
Accounts payable, accrued expenses and other liabilities	118,700	109,379
Total liabilities (1)	1,423,881	1,569,338

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,032,381 and 43,632,364 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	560	436
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of September 30, 2022 December 31, 2021; liquidation preference of $70,000	28	28
Additional paid-in capital	1,359,686	1,241,048
Accumulated deficit	(731,759)	(553,771)
Total shareholders' equity	628,515	687,741
Non-controlling interests	2,130	157,059
Total equity	630,645	844,800
Total liabilities and shareholders' equity	$2,054,526	$2,414,138

(1) The Company's condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The condensed consolidated balance sheets, as of September 30, 2022, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(1.0) million of accumulated depreciation and $4.0 million of other assets included in other line items. The Company's condensed consolidated balance sheets as of December 31, 2021, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(0.9) million of accumulated depreciation and $4.0 million of other assets included in other line items.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
REVENUE
Rental income	$23,253	$28,819	$81,755	$87,560
Management and other fee income	248	184	2,355	598
Total revenue	23,501	29,003	84,110	88,158
EXPENSES
Property operating	9,700	11,585	31,535	33,514
Real estate taxes	6,483	8,542	21,056	27,758
Depreciation and amortization	9,169	13,159	31,772	39,629
General and administrative	10,811	8,780	30,996	32,002
Litigation reserve	533	—	35,533	—
Total expenses	36,696	42,066	150,892	132,903
Gain on sale of real estate, net	45,433	22,774	112,449	65,079
Loss on sale of interests in unconsolidated entities	(139)	—	(139)	—
Impairment of real estate assets	(10,275)	(3,814)	(120,609)	(70,053)
Equity in loss of unconsolidated entities	(2,275)	(5,535)	(69,071)	(9,024)
Interest and other (expense) income	(1,047)	48	(937)	8,202
Interest expense	(21,916)	(26,721)	(67,167)	(81,847)
Loss before income taxes	(3,414)	(26,311)	(212,256)	(132,388)
Provision for income taxes	(67)	(38)	(295)	(198)
Net loss	(3,481)	(26,349)	(212,551)	(132,586)
Net loss attributable to non-controlling interests	42	5,815	46,152	31,492
Net loss attributable to Seritage	$(3,439)	$(20,534)	$(166,399)	$(101,094)
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net loss attributable to Seritage common shareholders	$(4,664)	$(21,759)	$(170,074)	$(104,769)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(0.08)	$(0.50)	$(3.57)	$(2.50)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(0.08)	$(0.50)	$(3.57)	$(2.50)
Weighted average Class A common shares outstanding - Basic	55,361	43,631	47,600	41,976
Weighted average Class A common shares outstanding - Diluted	55,361	43,631	47,600	41,976

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2021	38,896	$389	2,800	$28	$1,177,260	$(528,637)	$233,687	$882,727
Net loss	—	—	—	—	—	(101,094)	(31,492)	(132,586)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	(3,675)	—	(3,675)
Vesting of restricted share units	87	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	1,263	—	—	1,263
OP Units exchanges (4,647,943 units)	4,648	46	—	—	61,789	—	(61,835)	—
Contributions to consolidated variable interest entities	—	—	—	—	—	7,915	(3,955)	3,960
Balance at September 30, 2021	43,631	$436	$2,800	$28	$1,240,311	$(625,491)	$136,405	$751,689

Balance at January 1, 2022	43,632	$436	2,800	$28	$1,241,048	$(553,771)	$157,059	$844,800
Net loss	—	—	—	—	—	(166,399)	(46,152)	(212,551)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	(3,675)	—	(3,675)
Vesting of restricted share units	45	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	2,071	—	—	2,071
OP Unit exchanges (12,354,963 units)	12,355	123	—	—	116,568	(7,914)	(108,777)	—
Balance at September 30, 2022	56,032	$560	2,800	$28	$1,359,686	$(731,759)	$2,130	$630,645

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at July 1, 2021	42,795	$428	2,800	$28	$1,230,009	$(611,647)	$156,071	774,889
Net loss	—	—	—	—	—	(20,534)	(5,815)	(26,349)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	414	—	—	414
OP Units exchanges (836,078 units)	836	8	—	—	9,888	—	(9,896)	—
Contributions to consolidated variable interest entities	—	—	—	—	—	7,915	(3,955)	3,960
Balance at September 30, 2021	43,631	$436	2,800	$28	$1,240,311	$(625,491)	$136,405	$751,689

Balance at July 1, 2022	43,677	$437	2,800	$28	$1,242,165	$(719,181)	$110,949	634,398
Net loss	—	—	—	—	—	(3,439)	(42)	(3,481)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Share-based compensation	—	—	—	—	953	—	—	953
OP Units exchanges (12,354,963 units)	12,355	123	—	—	116,568	(7,914)	(108,777)	—
Balance at September 30, 2022	56,032	$560	2,800	$28	$1,359,686	$(731,759)	$2,130	$630,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(212,551)	$(132,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	69,071	9,024
Distributions from unconsolidated entities	—	141
Loss on sale of interest in unconsolidated entities	139	—
Gain on sale of real estate, net	(112,449)	(65,079)
Impairment of real estate assets	120,609	70,053
Share-based compensation	1,735	1,225
Depreciation and amortization	31,772	39,629
Amortization of deferred financing costs	316	317
Amortization of above and below market leases, net	175	111
Straight-line rent adjustment	(1,447)	(2,033)
Interest on sale-leaseback financing obligations	447	188
Litigation reserve	35,533	—
Change in operating assets and liabilities
Tenants and other receivables	(9,095)	(3,831)
Prepaid expenses, deferred expenses and other assets	(3,189)	(8,165)
Accounts payable, accrued expenses and other liabilities	5,387	(5,547)
Net cash used in operating activities	(73,547)	(96,553)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(22,439)	(31,722)
Distributions from unconsolidated entities	55,670	9,913
Net proceeds from sale of real estate	329,051	206,170
Net proceeds from disposition of interests in unconsolidated entities	11,922	—
Development of real estate	(78,077)	(77,554)
Net cash provided by investing activities	296,127	106,807
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan	(170,000)	—
Repayment of sales-leaseback financing obligations	(22,070)	—
Purchase of shares related to stock grant recipients' tax withholdings	—	(262)
Preferred dividends paid	(3,675)	(3,675)
Contributions from noncontrolling interests in to consolidated VIEs	—	3,957
Net cash (used in) provided by financing activities	(195,745)	20
Net increase in cash and cash equivalents	26,835	10,274
Cash and cash equivalents, and restricted cash, beginning of period	113,753	150,254
Cash and cash equivalents, and restricted cash, end of period	$140,588	$160,528

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2022	2021
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$106,602	$143,728
Restricted cash at beginning of period	7,151	6,526
Cash and cash equivalents and restricted cash at beginning of period	$113,753	$150,254

Cash and cash equivalents at end of period	$129,767	$153,378
Restricted cash at end of period	10,821	7,150
Cash and cash equivalents and restricted cash at end of period	$140,588	$160,528

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$77,573	$86,321
Capitalized interest	11,588	8,759
Income taxes paid	295	198
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$31,524	$34,260
Preferred dividends declared and unpaid	1,225	1,225
Transfer to / (from) real estate assets held for sale	202,777	(1,864)
Removal of right of use assets	—	(983)
Removal of lease liabilities	—	983

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each remaining location until such time as each property is sold. As of September 30, 2022, the Company’s portfolio consisted of interests in 121 properties comprised of approximately 16.1 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 313 acres held for or under development until time of sale and approximately 7.9 million square feet or approximately 631 acres to be disposed of in its current state. The portfolio consists of approximately 13.5 million square feet of GLA held by 104 wholly owned properties (such properties, the “Consolidated Properties”) and 2.6 million square feet of GLA held by 17 unconsolidated properties (such properties, the “Unconsolidated Properties”).

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

On March 1, 2022, the Company announced that its Board of Trustees had commenced a process to review a broad range of strategic alternatives. The Board of Trustees has created a Special Committee (the “Special Committee”) of the Company’s Board of Trustees to oversee the process. The Special Committee has retained Barclays as its financial advisor. The Company’s strategic review process remains ongoing as the Company executes sales pursuant to the Plan of Sale. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing the Plan of Sale.

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale is expected to increase the universe of potential buyers by allowing Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of September 30, 2022, after giving effect to the exchange of his Operating Partnership interests, Mr. Lampert owns approximately 29.0% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

The affirmative vote of at least two-thirds of all outstanding common shares of the Company was required to approve the Plan of Sale. The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, following our filing of a final proxy statement with the SEC on September 14, 2022. During the meeting, the Plan of Sale was approved by the shareholders. The strategic review process remains ongoing as the Company executes the Plan of Sale. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.”

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Currently, debt service obligations are comprised of interest expense and annual fees required by the Term Loan Facility (as defined in Note 6 below). The Term Loan Facility requires payments of interest only until maturity on July 31, 2023, unless the maturity is extended beyond July 31, 2023 at the Company’s option pursuant to the Second Term Loan Amendment (as defined below). Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations and certain development expenditures incurred during the nine months ended September 30, 2022 and the Company incurred net operating cash outflows of $73.5 million. The Company generated investing cash inflows of $296.1 million during the nine months ended September 30, 2022, which were driven by asset sales partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, cash on hand, and sales of Consolidated and Unconsolidated Properties. During the period from October 1, 2022 through November 4, 2022, the Company sold 12 assets for gross proceeds of $176.4 million and made a $110.0 million principal payment on the Term Loan Facility, bringing the outstanding Term Loan Facility balance as of November 4, 2022 to $1.16 billion. As of November 4, 2022, the Company had 10 assets under contract for sale with no due diligence contingencies for total anticipated proceeds of $124.9 million and 26 assets under contract for sale subject to customary due diligence for total anticipated proceeds of $421.5 million. All assets sales are subject to closing conditions. Additionally, the Company is currently negotiating the pricing on three put options that it has exercised. The Company anticipates proceeds from the exercise of two put options will be at least $65.7 million. Management believes that the Company will successfully sell enough assets to pay down its debt by at least $360 million by July 2023, which would allow the Company to exercise the two year extension option on its Term Loan Facility.

Going Concern

In accordance with ASC 205-40, for each annual and interim reporting period, management evaluates whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As part of this evaluation, the Company takes into consideration all obligations due within the subsequent 12 months, as well as cash on hand and expected cash receipts. Management has determined that it is probable its plans, as described under Liquidity, will be effectively implemented within one year after the date the financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s obligations and development expenditures for the one-year period.

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

The anticipated proceeds from the sales of the aforementioned $546.4 million of assets under contract, combined with the expected minimum proceeds from the exercise of its put options of $65.7 million, would allow the Company to meet the $360 million Term Loan Facility principal pay down required to extend the facility. As a result, the Company has concluded that management’s plans do alleviate substantial doubt about the Company’s ability to continue as a going concern.

COVID-19 Pandemic

The Coronavirus (“COVID-19”) pandemic has caused significant impacts on the real estate industry in the United States, including the Company’s properties.

As a result of the development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions may change, potentially significantly, in future periods and results for the three and nine months ended September 30, 2022 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

As of September 30, 2022, the Company had collected 99% of base rent for the three months ended September 30, 2022. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2021. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three and nine months ended September 30, 2022 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2022. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on May 2, 2022.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of September 30, 2022, the Company consolidates two VIEs in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entities, specifically surrounding the development plan. As of September 30, 2022 and December 31, 2021, the Company has several investments in unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of September 30, 2022, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

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

The Company, on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects and the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment charges of $10.3 million and $3.8 million during the three months ended September 30, 2022 and 2021, respectively, and impairment charges of $120.6 million and $70.1 million during the nine months ended September 30, 2022 and 2021 respectively.

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

The following table summarizes our gain on sale of real estate, net during the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Dispositions to third parties
Gross proceeds	$147.0	$76.8	$319.4	$203.7
Gain on sale of real estate, net	45.4	22.8	112.4	65.1

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

As of September 30, 2022, 19 properties, including four partial sites and pad sites, were classified as held for sale with assets of $202.8 million and no liabilities, and, as of December 31, 2021, no properties were classified as held for sale.

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

The Company recorded $3.1 million and $35.6 million in other-than-temporary impairment losses in investments in unconsolidated entities for the three and nine months ended September 30, 2022, respectively. There were no other-than-temporary impairment losses in investments in unconsolidated entities for the three and nine months ended September 30, 2021.

Restricted Cash

As of September 30, 2022 and December 31, 2021, restricted cash represents cash collateral for a letter of credit.

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

The Company recorded a reduction to rental income of $0.7 million and $0.5 million during the three months ended September 30, 2022 and 2021, respectively, as a result of the Company’s evaluation of collectability. The Company recorded a reduction to rental income of $0.9 million and an increase to rental income of $0.1 million during the nine months ended September 30, 2022 and 2021, respectively. In addition, the Company also recorded a reversal of previously recorded straight-line rent of $0.6 million and $1.7 million for the three and nine months ended September 30, 2022, respectively. The Company also recorded a reversal of previously recorded straight-line rent of $0.4 million and $0.3 million for the three and nine months ended September 30, 2021, respectively. During the three and nine months ended September 30, 2022, the Company recorded an increase to rental income of $0.7 million and $1.0 million related to the allowance for deferral agreements, respectively. During the three and nine months ended September 30, 2021, the Company recorded a reduction to rental income of $0.4 million and an increase to rental income of $0.2 million related to the allowance for deferral agreements.

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

Share-Based Compensation

The Company generally recognizes equity awards to employees as compensation expense and includes such expense within general and administrative expenses in the condensed consolidated statements of operations. Compensation expense for equity awards is based on the grant date fair value of the awards. Compensation expense is recognized ratably over the vesting period for awards with time-based vesting and awards with market-based vesting conditions (e.g. total shareholder return). For awards with performance-based vesting determined by Company operating criteria, the Company recognizes compensation expense at the date the achievement of performance criteria is deemed probable for the amount which would have been recognized ratably from the date of the grant through the date the achievement of performance criteria is deemed probable, and then ratably from the date the achievement of performance criteria is deemed probable through the remainder of the vesting period. The Company utilized a third-party valuation firm to measure the grant date fair value of restricted stock unit awards with market-based criteria using the Monte Carlo model. Forfeitures are recorded on an actual basis.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of September 30, 2022, the Company has one tenant that comprises 14.4% of annualized based rent, with no other tenants exceeding 10.0% of annualized based rent. The Company’s portfolio of 104 Consolidated Properties and 17 Unconsolidated Properties was diversified by location across 33 states and Puerto Rico.

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

Class B non-economic common shares are excluded from earnings/(loss) per share computations as they do not have economic rights. Since December 31, 2020, all outstanding Class B common shares have been surrendered and there are currently no Class B common shares outstanding.

All outstanding non-vested shares that contain non-forfeitable rights to dividends are considered participating securities and are included in computing earnings per share pursuant to the two-class method which specifies that all outstanding non-vested share-based payment awards that contain non-forfeitable rights to distributions are considered participating securities and should be included in the computation of earnings/(loss) per share.

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

Recently Issued Accounting Pronouncements

The Company has not adopted any Accounting Standards Updates (“ASUs”) issued by the FASB during the three and nine months ended September 30, 2022. Any other recently issued accounting standards or pronouncements not disclosed have been excluded as they either are not applicable to the Company, or they are not expected to have a material effect on the condensed consolidated financial statements of the Company.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of September 30, 2022 and December 31, 2021 (in thousands):

September 30, 2022
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$15,650	$(11,466)	$4,184
Above-market leases, net	1,442	(1,115)	327
Total	$17,092	$(12,581)	$4,511

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$2,837	$(1,234)	$1,603
Total	$2,837	$(1,234)	$1,603

December 31, 2021
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$30,071	$(16,670)	$13,401
Above-market leases, net	3,925	(2,509)	1,416
Total	$33,996	$(19,179)	$14,817

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$5,802	$(2,146)	$3,656
Total	$5,802	$(2,146)	$3,656

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1 million for the three and nine months ended September 30, 2022 and 2021, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.1 million and $0.2 million for the three and nine months ended September 30, 2022 and 2021, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $0.6 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively and $1.9 million and $2.4 million for the nine months ended September 30, 2022 and 2021, respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
Remainder of 2022	$4	$51	$443
2023	23	203	969
2024	21	203	528
2025	50	203	359
2026	96	203	187
2027	96	203	102
Thereafter	985	9,230	1,595

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

As of September 30, 2022, the Company had investments in eight unconsolidated entities as follows:

		Seritage %	# of	Total
Unconsolidated Entities	Entity Partner(s)	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	2	113,400
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	3	262,500
MS Portfolio LLC ("Macerich JV")	The Macerich Company	50.0%	5	480,200
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	3	275,700
Mark 302 JV LLC ("Mark 302 JV")	An investment fund managed by Invesco Real Estate	50.0%	1	103,000
SI UTC LLC ("UTC JV")	A separate account advised by Invesco Real Estate	50.0%	1	226,200
Tech Ridge JV Holding LLC ("Tech Ridge JV")	An affiliate of RD Management	50.0%	1	—
Landmark Land Holdings, LLC ("Landmark JV")	Landmark Holdings, LLC	31.3%	1	—
			17	1,461,000

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

		September 30, 2022
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
(2)
The Cockeysville JV was subject to revaluation upon our partner contributing an adjacent parcel of land (the “Additional Land Parcel”) to the joint venture which was conditioned on certain milestones being met with respect to entitling the Additional Land Parcel for residential use. As of December 31, 2021, the parcel had been entitled and, with our consent, the partner entered a sales contract with a third party for the land. As a result, the Company received its share of the proceeds from the sale in lieu of the parcel being contributed to the venture and recorded an additional gain of $2.1 million during the year ended December 31, 2021. The Company has determined that the final contribution value was $14.6 million. The Company sold its interest in this unconsolidated entity during the three months ended September 30, 2022. The Company sold its interest in this unconsolidated entity during the three months ended September 30, 2022.
(3)
The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

The following tables present combined condensed financial data for the Company’s unconsolidated entities (in thousands):

	September 30, 2022	December 31, 2021
ASSETS
Investment in real estate
Land	$261,081	$410,323
Buildings and improvements	445,236	528,854
Accumulated depreciation	(65,806)	(96,856)
	640,511	842,321
Construction in progress	228,231	206,109
Net investment in real estate	868,742	1,048,430
Cash and cash equivalents	38,909	50,279
Investment in unconsolidated entities	55,272	53,215
Tenant and other receivables, net	2,770	7,914
Other assets, net	15,813	33,812
Total assets	$981,506	$1,193,650

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Mortgage loans payable, net	$—	$56,075
Accounts payable, accrued expenses and other liabilities	57,739	56,398
Total liabilities	57,739	112,473

Members' Interest
Additional paid in capital	989,630	1,097,842
Retained earnings (accumulated deficit)	(65,863)	(16,665)
Total members' interest	923,767	1,081,177
Total liabilities and members' interest	$981,506	$1,193,650

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Total revenue	$8,361	$5,354	$24,120	$18,904
Property operating expenses	(3,902)	(2,969)	(10,938)	(8,382)
Depreciation and amortization	(5,257)	(8,094)	(19,268)	(21,137)
Operating income / (loss)	(798)	(5,709)	(6,086)	(10,615)
Other expenses	(802)	(1,195)	(3,062)	(3,205)
Gains (losses) and (impairments)	(373)	(4,171)	(93,987)	(4,171)
Net income (loss)	$(1,973)	$(11,075)	$(103,135)	$(17,991)
Equity in loss of unconsolidated entities (1)	$(2,275)	$(5,535)	$(69,071)	$(9,024)
(1)
Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. During the quarter ended June 30, 2022, in conjunction with the Plan of Sale, the Company recognized a change in plan to reduce the holding periods of all its investments in unconsolidated entities, which triggered the need for an impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures. The Company utilized appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. As a result of changes to the anticipated holding periods and updated appraisals obtained during the quarter ended September 30, 2022, other-than-temporary impairment of $3.1 million and $35.6 million was recorded to equity in loss of unconsolidated entities for the three and nine months ended September 30, 2022, respectively. No such impairment was recorded for the three and nine months ended September 30, 2021. This impairment is included in the equity in loss of unconsolidated entities line in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2022, the Company exercised the put rights that is has on two and six Unconsolidated Properties, respectively. One of the Company’s partners considered this to be a triggering event to assess impairment on its underlying assets pursuant to ASC 360, Property, Plant and Equipment, and recorded impairment on two Unconsolidated Properties of $0 million and $61.1 million for the three and nine months ended September 30, 2022, respectively. There was no impairment recorded on Unconsolidated Properties for the three and nine months ended September 30, 2021. During the quarter ended September 30, 2022, the Company closed on the sale of three of the previously exercised put rights, sold its interests in three Unconsolidated Entities, and sold two properties held by Unconsolidated Entities.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. Refer to Note 2 for the Company’s accounting policies.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of September 30, 2022 are approximately as follows:

(in thousands)	September 30, 2022
Remainder of 2022	$21,492
2023	81,085
2024	79,848
2025	80,288
2026	76,535
2027	73,309
Thereafter	308,044
Total	$720,601

The components of lease revenues for the three and nine months ended September 30, 2022 and 2021 were as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed rental income	$23,121	$23,160	$68,241	$68,567
Variable rental income	3,008	4,652	12,090	16,921
Total rental income	$26,129	$27,812	$80,331	$85,488

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of September 30, 2022, and December 31, 2021, the outstanding amount of right-of-use, or ROU, assets were $16.4 million and $17.0 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the condensed consolidated balance sheets.

The Company recorded rent expense related to leased corporate office space of $0.3 million and $0.3 million for the three months ended September 30, 2022 and 2021, respectively. The Company recorded rent expense related to leased corporate office space of $0.8 million and $1.0 million for the nine months ended September 30, 2022 and 2021, respectively. Such rent expense is classified within general and administrative expenses in the condensed consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $0.1 million for the three and nine months ended September 30, 2022 and 2021. Such ground rent expense is classified within property operating expenses in the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $0.3 million in 2022, $1.1 million in 2023, $1.2 million in 2024, $1.2 million in 2025, $1.2 million in 2026, $1.2 million in 2027 and $2.9 million for the periods thereafter. The present value discount is ($2.9) million.

The following table sets forth information related to the measurement of our lease liabilities as of September 30, 2022:

September 30, 2022
Weighted average remaining lease term (in years)	10.4
Weighted average discount rate	6.98%
Cash paid for operating leases (in thousands)	$1,311

Sale-leaseback Financing Obligations

During the year ended December 31, 2020, the Company completed a sale-leaseback transaction of a property in Hialeah, Florida for $21.0 million which is included in sales-leaseback financing obligations on the condensed consolidated balance sheets. As part of the sale-leaseback transaction, the Company agreed to lease all land and improvements on the land for a fixed term of 25 years at an initial base rent of $1.5 million per annum which will increase by 1.5% per year thereafter. For the initial periods of the sale-leaseback, cash payments are less than the interest expense recognized, which causes the obligation to increase during the initial years of the lease term. The implied interest rate is approximately 7.00%. The Company has a purchase option during years four, five or seven of the 25-year term to reacquire, solely at the Company’s option, the Hialeah property at a predetermined price. The Hialeah property was reflected as a long-lived asset and depreciated over its remaining useful life. During the three months ended September 30, 2022, the Company repurchased the property and concurrently sold it to another buyer, thus terminating the sales-leaseback financing obligation.

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

Revenues from the Holdco Master Lease, and the Original Master Lease for the three months ended September 30, 2022 and 2021 are as follows (in thousands). No straight line rental income was recorded during these periods.

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed rental income	$—	$—	$—	$—
Variable rental income	—	—	—	4,510
Total rental income	$—	$—	$—	$4,510

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

As of September 30, 2022, the Company paid down $330 million towards the Term Loan’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of September 30, 2022 was $1.27 billion. On October 28, 2022, the Company paid down an additional $110.0 million reducing the Term Loan’s unpaid principal balance to $1.16 billion.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of September 30, 2022, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

The Term Loan Facility includes certain financial metrics to govern springing collateral requirements and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending September 30, 2022, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending September 30, 2022, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics triggers the springing mortgage and collateral requirements but will not result in an event of default. The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of September 30, 2022, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture and, as of September 30, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below) executed on June 16, 2022 eliminates this requirement. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement. As of September 30, 2022 and December 31, 2021, the unamortized balance of the Company’s debt issuance costs were $0.4 million and $0.7 million, respectively.

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

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $160.3 million during the three months ended March 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax expense of $12.3 million and a deferred tax benefit of $28.6 million during the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the Company has recorded a full valuation allowance of $188.9 million against the deferred tax asset pursuant to ASC 740, as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilized to offset any taxes due on those gains to the extent of the DTAs.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2022 primarily due to the placement of a valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $188.9 million as of September 30, 2022 consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of September 30, 2022. As the Company was a REIT as of December 31, 2021, it reported no deferred tax assets.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of September 30, 2022. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

During the three and nine months ended September 30, 2022, in accordance with ASC 360-10, Property, Plant and Equipment, the Company recorded impairment losses of $10.3 million and $120.6 million, respectively, on real estate assets which are included in impairment on real estate assets within the condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, in accordance with ASC 323, Equity Method and Joint Ventures, the Company recorded other-than-temporary impairment losses of $3.1 million and $35.6 million, respectively, on investments in unconsolidated entities which are included in equity in loss of unconsolidated entities within the condensed consolidated statements of operations. During the three months ended June 30, 2022, the Company, in connection with the strategic review and the Plan of Sale, determined that the best plan for all assets and its investments in unconsolidated entities is to pursue sales. As a result of the foregoing, the Company’s anticipated holding periods with respect to certain assets and investments has decreased. This affected the Company’s view of recoverability of the carrying value of those assets over their respective holding periods. Of the $109.3 million of impairments recorded during the second quarter, approximately $70.7 million resulted from the change in holding period as a result of the Company’s decision to monetize additional assets through sales calculated based on fair value estimates described below. Additionally, $13.7 million of impairment is the result of the Company agreeing to sell certain assets below their carrying value and is driven from negotiated contract values. Of the $10.3 million of impairments recorded during the third quarter, $9.2 million is the result of the Company agreeing to sell certain assets below their carrying value and is driven from executed and negotiated contract values with an additional $1.1 million driven by the Company deciding to sell certain properties in its current state. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties. Impairment losses of $3.8 million and $70.1 million were recognized for the three and nine months ended September 30, 2021.

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

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents, restricted cash and the term loan facility. The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of September 30, 2022 and December 31, 2021, the estimated fair values of the Company’s debt obligations were $1.3 billion and $1.5 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

Under the Original Master Lease and the Holdco Master Lease, Holdco is required to indemnify the Company from certain environmental liabilities at the Consolidated Properties before or during the period in which each Consolidated Property was leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center. In addition, an environmental reserve was funded at the closing of the transactions in connection with the Company commencing operations in the amount of approximately $12.0 million. As of September 30, 2022 and December 31, 2021, the balance of the environmental reserve was approximately $9.5 million, respectively, and is included in accounts payable, accrued expenses and other liabilities in the condensed consolidated balance sheets.

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

On August 9, 2022, following the mediation, all of the parties to the Litigation and certain of the parties to the Shareholder Litigation (to which Seritage is not a defendant) entered into a settlement agreement pursuant to which the defendants paid to the Sears estate $175 million (of which the Seritage Defendants contributed approximately $35.0 million) in exchange for dismissal of the Consolidated Litigation and for the full and final satisfaction and release of all claims in the Consolidated Litigation (including, in the case of the Seritage Defendants, any and all claims between the Seritage Defendants and the Sears estate in the Sears bankruptcy proceeding).

On September 2, 2022, the United States Bankruptcy Court for the Southern District of New York entered an order approving the settlement and, on October 18, 2022, the Litigation was dismissed. While the Company believes that the claims against the Seritage Defendants in the Litigation were without merit, the Company entered into the settlement, without admitting any fault or wrongdoing, in order to avoid the continued imposition of legal defense costs, distraction, and the uncertainty and risk inherent in any litigation.

The Company has reserved $35.5 million based on the Company’s contributions to the settlement of the Litigation. This estimate is recorded as litigation reserve in the condensed consolidated statement of operations during the nine months ended September 30, 2022. The Company paid the settlement amount described above in October 2022.

On March 2, 2021, the Company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit is seeking, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Litigation discussed above. Any amounts received from the insurers will offset the Seritage Defendants’ contribution. Subsequent to September 30, 2022, the Company reached settlement agreements with two of the D&O Insurers for gross proceeds of $12.7 million. The litigation remains outstanding with respect to the remaining D&O Insurers.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the condensed consolidated financial position, results of operations, cash flows or liquidity of the Company. As of September 30, 2022, and December 31, 2021, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings. Mr. Lampert was also the Chairman of Seritage prior to his retirement effective March 1, 2022.

On July 6, 2022, Mr. Lampert converted all Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he owns 29.0% of the outstanding Class A shares as of September 30, 2022.

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

In addition, as of September 30, 2022, the Company had incurred no development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities. As of December 31, 2021, the Company had incurred $0.2 million of such development expenditures. These amounts are included in tenant and other receivables, net on the Company’s condensed consolidated balance sheets.

The Company has certain put rights on properties held by the Unconsolidated Entities, which may require the Company’s partner to buy out the Company’s investment in such properties. During the three and nine months ended September 30, 2022, the Company exercised its put rights on two and six properties, respectively, to two of their partners.

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

On July 6, 2022, ESL converted all Operating Partnership Units to Class A common shares. As a result, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership as of September 30, 2022.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of September 30, 2022, 56,032,381 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share. During the nine months ended September 30, 2022, no OP Units were issued and exchanged for an equal number of Class A shares.

Class B Non-Economic Common Shares

As of September 30, 2022, there were no Class B non-economic common shares issued and outstanding.

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

The Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2022 and 2021:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2022
November 1	December 30	January 16, 2023	$0.43750
July 26	September 30	October 17	0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750

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

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator - Basic and Diluted
Net loss	$(3,481)	$(26,349)	$(212,551)	$(132,586)
Net loss attributable to non-controlling interests	42	5,815	46,152	31,492
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net loss attributable to common shareholders - Basic	$(4,664)	$(21,759)	$(170,074)	$(104,769)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	55,361	43,631	47,600	41,976
Weighted average Class A common shares outstanding - Basic	55,361	43,631	47,600	41,976
Weighted average Class A common shares outstanding - Diluted	55,361	43,631	47,600	41,976

Loss per share attributable to Class A common shareholders - Basic	$(0.08)	$(0.50)	$(3.57)	$(2.50)
Loss per share attributable to Class A common shareholders - Diluted	$(0.08)	$(0.50)	$(3.57)	$(2.50)

No adjustments were made to the numerator for the three and nine months ended September 30, 2022 and 2021 because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and nine months ended September 30, 2022 and 2021 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of September 30, 2022 and December 31, 2021, there were 552,683 and 288,068 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the nine months ended September 30, 2022:

	Nine Months Ended September 30,
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	288,068	$17.65
Share units granted	335,033	11.31
Restricted shares vested	(58,565)	14.26
Restricted shares forfeited	(11,853)	13.22
Unvested restricted shares at end of period	552,683	$14.26

The Company recognized $1.0 million and $0.4 million in compensation expense related to the restricted shares for the three months ended September 30, 2022 and 2021, respectively and $2.1 million and $1.5 million for the nine months ended September 30, 2022 and 2021, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of September 30, 2022, there were approximately $5.3 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 2.0 years. As of September 30, 2021, there were approximately $3.2 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 2.1 years.

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

Overview

Prior to our adoption of the Plan for Sale, we were principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. We will continue to actively manage each remaining location until such time as each property is sold. As of September 30, 2022, our portfolio consisted of interests in 121 properties comprised of approximately 16.1 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 2.6 million of which is held by unconsolidated entities (the “Unconsolidated Properties”), approximately 313 acres held for or under development and approximately 7.9 million square feet or approximately 631 acres to be disposed of.

In the second quarter of 2021, we announced an organizational restructuring and in conjunction commenced a portfolio review resulting in the modification of the plan for certain assets. We continue to evaluate our strategy and at this time, we expect to reposition our portfolio into three business lines: residential developments, premier mixed-use assets, and multi-tenant retail destinations.

Review of Strategic Alternatives

On March 1, 2022, the Company announced that its Board of Trustees has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a special committee of the Board of Trustees (the “Special Committee”) to oversee the process. The Special Committee has retained a financial advisor. The Company sought a shareholder vote to approve a proposed plan of sale of our assets and dissolution (the “Plan of Sale”) that would allow our board to sell all of our assets, distribute the net proceeds to shareholders and dissolve the Company.

The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, at which time the Plan of Sale was approved by the shareholders, following our filing of a final proxy statement with the SEC on September 14, 2022. See Note 1 – Organization of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about the Plan of Sale. The strategic review process remains ongoing as the Company executes the Plan of Sale. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.”

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

In the first quarter of 2022, we announced a Review of Strategic Alternatives and during the second quarter determined that the best plan for all assets is to pursue sales. As a result of the foregoing, the Company’s anticipated holding periods with respect to certain assets has changed. This affected our view of recoverability of the carrying value of those assets over their respective holding periods. We have recognized $10.3 million and $120.6 million of impairment losses during the three and nine months ended September 30, 2022, respectively, which are included in impairment on real estate assets within the condensed consolidated statements of operations. We have recognized $3.1 million and $35.6 million of other-than-temporary impairment losses to our investments in unconsolidated entities during the three and nine months ended September 30, 2022, respectively, which are included in equity in loss of unconsolidated entities within the condensed consolidated statements of operations. We continue to evaluate our portfolio, including our development plans and offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

Business Strategies

The Company’s primary objective is to create value for its shareholders through the monetization of assets through the Plan of Sale, which can be suspended by the Board of Trustees. Additionally, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities. We additionally look to further lease our built retail footprint and densify any excess parking land through the addition of triple net (“NNN”) pad sites, which are standalone sites upon which a customized space can be built or leased for a tenant, to the extent that we believe these actions would be accretive to shareholder value.

In order to achieve its objective, the Company intends to execute the following strategies:

•
Multi-tenant Retail: Our portfolio of 38 multitenant retail assets provides positive cash flow and are primarily leased to a variety of national credit tenants. As of September 30, 2022, this portfolio was 84.2% leased with a pipeline of 0.1 million square feet. A majority of our leases are effectively NNN based on the structure of our leases, providing an important inflation hedge. This portfolio also affords numerous further densification opportunities through the addition of pads on excess parking areas. We are working to maximize value of these assets and position them for sale. We have sold three multi-tenant retail assets subsequent to September 30, 2022.
•
Densification and Redevelopment Opportunities: In particular, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities. To the extent that we believe it will be accretive to shareholder value, we will look to further densification by converting vacant land to pad sites.
•
Premier/Master Planned Mixed Use and Residential: As of September 30, 2022, our full portfolio included approximately 1,650 acres of land, or an average of 13.6 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas, and the Northeast. We believe these land holdings will provide meaningful opportunities to create value through entitlements, leasing and developments. Twelve sites have been identified as potential residential developments. The average acreage per site is 12.2.
•
Non-core Assets for Monetization: We continue to assess the best use for all sites within our portfolio, including residential, retail, and converting excess land area to pad sites. The non-core assets are those assets where we believe we will maximize value by selling in its current state.

On March 1, 2022, the Company announced that its Board of Trustees has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Company will continue to evaluate its portfolio strategy and corporate structure to optimize the outcome of such review. See within “—Review of Strategic Alternatives” above.

The Company sought a shareholder vote to approve a proposed plan of sale of our assets and dissolution that would allow our board to sell all of our assets, distribute the net proceeds to shareholders and dissolve the Company. The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, following our filing of a final proxy statement with the SEC on September 14, 2022. During the meeting, the Plan of Sale was approved by the shareholders.

COVID-19 Pandemic

The Coronavirus (“COVID-19”) pandemic has caused and continues to cause significant impacts on the real estate industry in the United States, including the Company’s properties.

As a result of the development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions may change, potentially significantly, in future periods and results for the three and nine months ended September 30, 2022 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

As of September 30, 2022, we had collected 99% of base rent for the three months ended September 30, 2022. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

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

Comparison of the Three Months Ended September 30, 2022 to the Three Months Ended September 30, 2021

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	$ Change
Revenue
Rental income	$23,253	$28,819	$(5,566)
Expenses
Property operating	9,700	11,585	(1,885)
Real estate taxes	6,483	8,542	(2,059)
Depreciation and amortization	9,169	13,159	(3,990)
General and administrative	10,811	8,780	2,031
Litigation reserve	533	—	533
Gain on sale of real estate, net	45,433	22,774	22,659
Loss on sale of interests in unconsolidated entities	139	—	139
Impairment of real estate assets	10,275	3,814	6,461
Equity in loss of unconsolidated entities	2,275	5,535	(3,260)
Interest and other expense (income)	1,047	(48)	1,095
Interest expense	21,916	26,721	(4,805)

Rental Income

The following table presents the results for rental income for the three months ended September 30, 2022, as compared to the corresponding period in 2021 (in thousands):

	Three Months Ended September 30,		Three Months Ended September 30,
	2022		2021
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$26,129	112.4%	$27,812	96.5%	(1,683)
Straight-line rent (expense)	(2,873)	-12.4%	1,004	3.5%	(3,877)
Amortization of the above/below market leases	(3)	0.0%	3	0.0%	(6)
Total rental income	$23,253	100.0%	$28,819	100.0%	$(5,566)

The decrease of $1.7 million in in-place retail lease rental income during 2022 is primarily due to property sales.

The decrease of $3.9 million in straight-line rental income was primarily due to an adjustment recorded during the quarter ended September 30, 2022.

Property Operating Expenses and Real Estate Taxes

The decrease of $1.9 million in property operating expense for the three months ended September 30, 2022 was due primarily to asset sales and partially offset by a decrease in amounts capitalized.

The decrease of $2.1 million in real estate taxes for the three months ended September 30, 2022 was due primarily to asset sales and was partially offset by a decrease in amounts capitalized.

Depreciation and Amortization Expenses

The decrease of $4.0 million in depreciation and amortization expenses for the three months ended September 30, 2022 was primarily due to a decrease of $2.4 million in net scheduled depreciation due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The increase of $2.0 million in general and administrative expenses for the three months ended September 30, 2022 was driven by an increase in legal and consulting related expenses resulting from the comprehensive review of strategic alternatives. This was partially offset by a decrease in compensation expense, resulting from a decrease in head count.

Litigation Reserve

During the three months ended September 30, 2022, the Company recorded an additional $0.5 million litigation reserve, in addition to the estimated $35.0 million recorded during the second quarter, related to the Company’s contribution to the settlement of the Litigation, which the Court approved on September 2, 2022, and which Litigation was dismissed on October 18, 2022. We paid the settlement amount described above in October 2022. See Note 9 – Commitments and Contingencies.

Gain on Sale of Real Estate, Net

During the three months ended September 30, 2022, the Company sold 22 properties for aggregate consideration of $147.0 million and recorded a gain totaling $45.4 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Loss on sale of interests in unconsolidated entities

During the three months ended September 30, 2022, the Company sold interests in 3 unconsolidated entities, and recorded a loss totaling $0.1 million, which is included in loss on sale of interests in unconsolidated entities, net within the condensed consolidated statement of operations.

Impairment of Real Estate Assets

During the three months ended September 30, 2022, the Company recognized $10.3 million in impairment on 6 real estate assets, which is included within the condensed consolidated statements of operations. These impairments arose from the Company’s plan to sell these properties for sales below carrying value, which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment.

Equity in Income (Loss) of Unconsolidated Entities

The decrease of $3.3 million in loss of unconsolidated entities for the three months ended September 30, 2022 was driven by $2.6 million in gain on sale recorded at the unconsolidated entity level during the quarter for the sale of five properties during the three months ended September 30, 2022. Additionally, the Company recorded a $3.1 million other-than-temporary impairment charge against one investment. This impairment arose from the Company’s plan to sell this property for below its carrying value, which triggered the need for an impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures. During the three months ended September 30, 2021, one unconsolidated entity recorded an impairment loss of $2.1 million relating to the expiration of a ground lease and surrender of property.

Interest and other expense (income)

During the three months ended September 30, 2022, the Company recognized miscellaneous expense of $2.2 million relating to historic receivables that the Company deemed to no longer be collectable upon the finalization of the Sears litigation settlement.

Interest Expense

The decrease of $4.8 million in interest expense for the three months ended September 30, 2022 was driven by the partial Term Loan Facility pay down totaling $330 million as of September 30, 2022.

Comparison of the Nine Months Ended September 30, 2022 to the Nine Months Ended September 30, 2021

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change

Revenue
Rental income	$81,755	$87,560	$(5,805)
Expenses
Property operating	31,535	33,514	(1,979)
Real estate taxes	21,056	27,758	(6,702)
Depreciation and amortization	31,772	39,629	(7,857)
General and administrative	30,996	32,002	(1,006)
Litigation reserve	35,533	—	35,533
Gain on sale of real estate, net	112,449	65,079	47,370
Loss on sale of interests in unconsolidated entities	139	—	139
Impairment of real estate assets	120,609	70,053	50,556
Equity in loss of unconsolidated entities	69,071	9,024	60,047
Interest and other expense (income)	937	(8,202)	9,139
Interest expense	67,167	81,847	(14,680)

Rental Income

The following table presents the results for rental income for the nine months ended September 30, 2022, as compared to the corresponding period in 2021 (in thousands):

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022		2021
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Sears or Kmart	$—	0.0%	$4,510	5.2%	$(4,510)
In-place retail leases	80,331	98.3%	80,978	92.5%	(647)
Straight-line rent (expense)	1,447	1.7%	2,033	2.3%	(586)
Amortization of above/below market leases	(23)	0.0%	39	0.0%	(62)
Total rental income	$81,755	100.0%	$87,560	100.0%	$(5,805)

The decrease of $4.5 million in Sears or Kmart rental income is due to a reduction in the number of properties leased to Sears or Kmart under the Holdco Master Lease, as a result of terminations. As of March 15, 2021, Sears no longer occupied any space in the portfolio.

The decrease of $0.6 million in in-place retail lease rental income during 2022 is primarily due to newly commenced leases at locations formerly occupied by Sears or Kmart.

Property Operating Expenses and Real Estate Taxes

The decrease of $2.0 million in property operating expense for the nine months ended September 30, 2022 was due primarily to asset sales and was partially offset by a decrease in amounts capitalized.

The decrease of $6.7 million in real estate taxes for the nine months ended September 30, 2022 was due primarily to asset sales and was partially offset by a decrease in amounts capitalized.

Depreciation and Amortization Expenses

The decrease of $7.9 million in depreciation and amortization expenses for the nine months ended September 30, 2022 was primarily due to a $5.7 million decrease in net scheduled depreciation due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The decrease of $1.0 million in general and administrative expenses for the nine months ended September 30, 2022 was primarily driven by a decrease in compensation expenses, resulting from a decrease in employee head count, and a decrease in restructuring costs which had been incurred in the second quarter of 2021. This was partially offset by an increase in legal fees resulting from the comprehensive review of strategic alternatives.

Litigation Reserve

During the nine months ended September 30, 2022, the Company recorded a $35.5 million litigation reserve related to the Company’s contribution to the settlement of the Litigation, which the Court approved on September 2, 2022, and which Litigation was settled on October 18, 2022. We paid the settlement amount described above in October 2022. See Note 9 – Commitments and Contingencies.

Gain on Sale of Real Estate, Net

During the nine months ended September 30, 2022, the Company sold 36 properties for aggregate consideration of $319.4 million and recorded a gain totaling $112.4 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Loss on Sale of Interests in Unconsolidated Entities

During the nine months ended September 30, 2022, the Company sold interests in three unconsolidated entities, and recorded a loss totaling $0.1 million, which is included in loss on sale of interests in Unconsolidated Entities, net within the condensed consolidated statement of operations.

Impairment of Real Estate Assets

During the nine months ended September 30, 2022, the Company recognized $120.6 million in impairment on 38 real estate assets, which is included within the condensed consolidated statements of operations. These impairments arose from the Company’s plan to sell these properties resulting in a reduction to the holding periods of all properties, which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment.

Equity in Loss of Unconsolidated Entities

The increase of $60.0 million in equity in loss of unconsolidated entities for the nine months ended September 30, 2022 was driven by $61.1 million impairment charge recorded in two underlying properties, resulting in the Company picking up its share of impairment totaling $30.6 million plus other-than-temporary impairment recorded to our investments of $35.6 million. These impairments arose from the Company’s plan to sell these properties resulting in a reduction to the holding periods of all its investments in unconsolidated entities, which triggered the need for an impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures. This increase in equity in loss is partially offset by $2.6 million in gain on sale recorded at the unconsolidated entity level during the quarter for the sale of five properties during the three months ended September 30, 2022.

Interest and other expense (income)

The decrease of $9.1 million in interest and other expense (income) is due to recording $7.1 million of insurance proceeds income during the nine months ended September 30, 2021, compared to recording expenses of $2.2 million relating to historic receivables that the Company deemed to no longer be collectable upon the finalization of the Sears litigation.

Interest Expense

The decrease of $14.7 million in interest expense for the nine months ended September 30, 2022 was driven by a decrease in interest expense incurred resulting from the partial Term Loan Facility pay down totaling $330 million as of September 30, 2022. Interest was further decreased due to mortgage recording costs incurred in the prior year.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the nine months ended September 30, 2022 and the Company recorded net operating cash outflows of $73.5 million. Additionally, the Company’s generated investing cash inflows of $296.1 million during the nine months ended September 30, 2022, which were driven by asset sales and partially offset by development expenditures and recorded financing cash outflows of $195.7 million, primarily due to repayment of the Term Loan Facility.

Obligations are projected to continue to exceed property rental income and we expect to fund such obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement:

•
Sales of Consolidated Properties. As of September 30, 2022, we had sold 124 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $1.3 billion of gross proceeds since we began our capital recycling program in July 2017.
•
Sales of interests in Unconsolidated Properties. As of September 30, 2022, we had sold our interests in 23 Unconsolidated Properties and generated approximately $362.9 million of gross proceeds since July 2017. Certain of our unconsolidated entity agreements also include rights that allow us to sell our interests in select Unconsolidated Properties to our partners at fair market value;
•
Unconsolidated Properties. As of September 30, 2022, we had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;
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

Subsequent to September 30, 2022, we sold 12 assets for gross proceeds of $176.4 million. As of November 4, 2022, we had 10 assets under contract for sale with no due diligence contingencies for total anticipated proceeds of $124.9 million and 26 assets under contract for sale subject to customary due diligence for total anticipated proceeds of $421.5 million. All assets sales are subject to closing conditions. We have anticipated offers and are currently negotiating definitive purchase and sale agreements on 20 assets with offers of approximately $299.2 million. Additionally, we are currently negotiating the pricing on three put options that we have exercised. We anticipate proceeds from the exercise of two put options will be at least $65.7 million.

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

Through September 30, 2022, we have repaid $330.0 million against the principal of the Term Loan Facility. Our outstanding balance as of September 30, 2022, is $1.27 billion. Subsequent to September 30, 2022, we made a $110.0 million repayment against the principal, bringing our outstanding balance to $1.16 billion as of November 4, 2022.

In addition to the anticipated proceeds totaling $546.4 million of assets under contract referenced above, we have accepted offers and are currently negotiating definitive purchase and sale agreements on 20 assets with offers of approximately $299.2 million, and combined with the expected minimum proceeds from the exercise of two put options of at least $65.7 million, which would allow the Company to meet the $360 million Term Loan Facility principal pay down required to extend the facility. While these assets are intended for sale, and the Company believes that they will close before the maturity, there is no assurance that these assets will be under contract within the one year timeframe in which the Term Loan Facility principal will need to be factored into the going concern analysis, which raises substantial doubt about its ability to continue as a going concern. See Note 1 – Going Concern of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the going concern.

Cash Flows for the Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2022 and 2021 (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Net cash used in operating activities	$(73,547)	$(96,553)	$23,006
Net cash provided by investing activities	296,127	106,807	189,320
Net cash (used in) provided by financing activities	(195,745)	20	(195,765)

Cash Flows from Operating Activities

Significant components of net cash used in operating activities include:

In 2022, a decrease in rental income and an increase to tenant and other receivables, partially offset by an increase in accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

−
In 2022, $329.1 million of net proceeds from the sale of real estate and $67.6 million of net proceeds and distributions from the disposition of interests in unconsolidated entities offset by development of real estate of ($78.1) million and investments in unconsolidated entities of ($22.4) million; and
−
In 2021, $195.2 million of net proceeds from the sale of real estate offset by development of real estate of ($77.6) million and investments in unconsolidated entities of ($31.7) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

−
In 2022, ($170.0) million cash repayment of Term Loan Facility principal, ($22.1) million cash repayment to terminate sale-leaseback financing obligation, and cash payments of preferred dividends, ($3.7) million; and
−
In 2021, 4.0 million contributions from noncontrolling interest in other partnerships, partially offset by cash payments of preferred dividends, ($3.7) million.

Dividends and Distributions

The Company’s Board of Trustees did not declared dividends on the Company’s Class A common shares during the nine months ended September 30, 2022 and 2021.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2022 and 2021:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2022
November 1	December 30	January 16, 2023	$0.43750
July 26	September 30	October 17	0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750

The Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of September 30, 2022 and December 31, 2021, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2021.

Capital Expenditures

During the three and nine months ended September 30, 2022, the Company invested $25.0 million and $78.1 million, respectively, in our consolidated development and operating properties and an additional $7.0 million and $22.4 million, respectively, into our unconsolidated joint ventures, as we continue to advance our business plans, including our previously announced projects.

During the three and nine months ended September 30, 2021, the Company invested $32.6 million and $77.6 million, respectively, in our consolidated development and operating properties and an additional $10.4 million and $31.7 million, respectively, into our unconsolidated joint ventures.

During the three and nine months ended September 30, 2022, we incurred no maintenance capital expenditures that were not associated with re-tenanting and redevelopment projects.

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

On August 9, 2022, following the mediation, all of the parties to the Litigation and certain of the parties to the Shareholder Litigation entered into a settlement agreement pursuant to which the defendants paid to the Sears Holdings estate $175 million (of which the Seritage Defendants contributed approximately $35 million) in exchange for dismissal of the Consolidated Litigation and for the full and final satisfaction and release of all claims in the Consolidated Litigation (including, in the case of the Seritage Defendants, any and all claims between the Seritage Defendants and the Sears Holdings estate in the Sears Holdings bankruptcy proceeding). On September 2, 2022, the United States Bankruptcy Court for the Southern District of New York entered an order approving the settlement, and, on October 18, 2022, the Litigation was dismissed. While the Company believes that the claims against the Seritage Defendants in the Litigation were without merit, the Company entered into the settlement, without admitting any fault or wrongdoing, in order to avoid the continued imposition of legal defense costs, distraction, and the uncertainty and risk inherent in any litigation.

See Note 9 – Commitments and Contingencies Litigation and Other Matters of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Consolidated Litigation in respect of the Sears Holdings bankruptcy and related matters.

On March 2, 2021, the Company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit is seeking, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Litigation discussed above. The parties to the Company’s lawsuit have cross-moved for summary judgment, and those motions currently are pending. Any amounts received from the insurers will offset the Seritage Defendants’ contribution. Subsequent to September 30, 2022, the Company reached settlement agreements with two of the D&O Insurers for gross proceeds of $12.7 million. The litigation remains outstanding with respect to the remaining D&O Insurers.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2021 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the nine months ended September 30, 2022, there were no material changes to these policies aside from changes resulting from our decision to terminate the Company's REIT status and become a taxable C Corporation, effective for the year ending December 31, 2022.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
NOI and Total NOI	2022	2021	2022	2021
Net loss	$(3,481)	$(26,349)	$(212,551)	$(132,586)
Termination fee income	—	(379)	(369)	(2,990)
Management and other fee income	(248)	(184)	(2,355)	(598)
Depreciation and amortization	9,169	13,159	31,772	39,629
General and administrative expenses	10,811	8,780	30,996	32,002
Litigation reserve	533	—	35,533	—
Equity in loss of unconsolidated entities	2,275	5,535	69,071	9,024
Loss on sale of interests in unconsolidated entities	139	—	139	—
Gain on sale of real estate, net	(45,433)	(22,774)	(112,449)	(65,079)
Impairment of real estate assets	10,275	3,814	120,609	70,053
Interest and other (income) expense	1,047	(48)	937	(8,202)
Interest expense	21,916	26,721	67,167	81,847
Provision for income taxes	67	38	295	198
Straight-line rent	2,873	(1,005)	(1,447)	(2,033)
Above/below market rental expense	54	48	175	111
NOI	$9,997	$7,356	$27,523	$21,376
Unconsolidated entities
Net operating income of unconsolidated entities	2,450	666	6,563	4,749
Straight-line rent	(305)	(272)	(860)	(576)
Above/below market rental (income)/expense	8	181	19	119
Termination fee income	—	144	—	(607)
Total NOI	$12,150	$8,075	$33,245	$25,061

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 1, 2022, we announced that our Board of Trustees had commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a Special Committee to oversee the process. The strategic review process remains ongoing. The Company sought a shareholder vote to approve a proposed plan of sale of our assets and dissolution (the “Plan of Sale”) that would allow our board to sell all of our assets, distribute the net proceeds to shareholders and dissolve the Company. The affirmative vote of at least two-thirds of all outstanding common shares of the Company was required to approve the Plan of Sale. The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, following our filing of a final proxy statement with the SEC on September 14, 2022. During the meeting, the Plan of Sale was approved by the shareholders.

Edward Lampert, our former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of September 30, 2022, after giving effect to the exchange of his operating partnership interests, Mr. Lampert owns approximately 29.0% of the Company’s outstanding Class A common shares, and Seritage is the sole owner of all outstanding Operating Partnership interests.

Further, as we commence implementing the Plan of Sale, it may dissuade parties that might have an interest in acquiring our Company as a whole by means of a merger transaction or otherwise from pursuing such an acquisition and may also preclude other possible courses of action not yet identified by our Board. The strategic review process remains ongoing, and the Company remains open-minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance regarding the success of the process.

We have ongoing capital needs and may not be able to obtain additional financing or other sources of funding on acceptable terms.

As of September 30, 2022, we had aggregate outstanding indebtedness of $1.27 billion. We may incur additional indebtedness in the future to refinance our existing indebtedness, to finance our ongoing operations, or to fund retenanting and redevelopment projects. Our existing debt and any significant additional indebtedness could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends, make capital expenditures and acquisitions or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

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

The Term Loan Facility also provides for the $400 million Incremental Funding Facility. Our ability to access the Incremental Funding Facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement (as defined below) as further described below. As of September 30, 2022, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

As of November 4, 2022, the Company has assets under contract for anticipated proceeds of $546.4 and has accepted offers and is currently negotiating definitive purchase and sale agreements of approximately $299.2 million, inclusive of the assets noted above as under contract, which would allow the Company to meet the $360 million Term Loan Facility principal pay down to extend the term loan. While these assets are intended for sale, and the Company believes that they will close before the maturity, there is no assurance that these assets will be under contract within the one-year timeframe in which the Term Loan Facility principal will need to be factored into the going concern analysis. See Note 1 – Going Concern of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the going concern.

Since the Plan of Sale is approved, we will seek to sell all of our assets and make shareholder distributions (either directly or through a liquidating trust or similar liquidating entity) as soon as possible in order to maximize shareholder value, and we estimate that such sales may be completed within 18 to 30 months after the 2022 Annual Meeting of Shareholders. There are no assurances that sales of assets will be completed within that timeframe, which may be impacted by, among other things, market conditions, the nature and terms of the proposals received from third parties and what the Board determines to be in the best interests of the Company. The final distribution in connection with the Plan of Sale or any other strategic transaction, if completed, will not be made until the resolution of all contingent liabilities. Additionally, our Board has discretion as to the timing of distributions of net sales proceeds.

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

The Company’s Declaration of Trust and bylaws and Maryland law contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our shareholders or otherwise be in their best interests, including the following:

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
•
Trustee Elections Require a Vote of Two-Thirds of the Class A Common Shares and Class B Non-Economic Common Shares Votes Cast. As a result of an amendment to the Company’s Declaration of Trust, approved by shareholders at the Company’s 2022 Annual Meeting of Shareholders, all trustees of the Company will stand for election at each Annual Meeting beginning with the Company’s 2023 Annual Meeting of Shareholders. In accordance with the Company’s By-laws, in both contested and uncontested elections at any Annual Meeting of Shareholders, trustees are elected by the vote of two-thirds of the votes cast of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees. In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The requirement that trustee nominees receive a vote of two-thirds of the votes cast of the Class A common shares and Class B non-economic shares (voting together as a single class) entitled to be cast in the election of trustees may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. This requirement may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of our largest shareholder, Mr. Lampert, who owns approximately 29.0% of the Company’s outstanding Class A common shares as of September 30, 2022.
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

These containment measures and other factors have affected operations at the Company’s properties. The Company had collected 99% of base rent for the three months ended September 30, 2022. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary. Some of our tenants may not re-open even after the aforementioned restrictions are lifted, which could have a material impact on occupancy at our properties which could result in an increase in the number of co-tenancy claims due to falling below required occupancy thresholds and may impact our results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference

3.1	Articles of Amendment to Certificate of Incorporation, dated October 31, 2022	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: November 9, 2022	/s/ Andrea Olshan
	By:	Andrea Olshan
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 9, 2022	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)