Form 10-K
period 2022-12-31
Seritage Growth Properties
filed 2023-03-14
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On June 30, 2022, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $155,000,000 based upon the closing price of $5.21 of the common stock as reported on the New York Stock Exchange on such date.

As of March 6, 2023, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,059,530
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Seritage Growth Properties’ Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SERITAGE GROWTH PROPERTIES

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2022

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
•
The process and results of our review of strategic alternatives and our Plan of Sale (defined below);
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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each location until such time as each property is sold. As of December 31, 2022, the Company’s portfolio consisted of interests in 97 properties comprised of approximately 13.5 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 157 acres held for or under development and approximately 6.1 million square feet or approximately 498 acres to be disposed of. The portfolio consists of approximately 10.8 million square feet of GLA held by 80 wholly owned properties (such properties, the “Consolidated Properties”) and 2.6 million square feet of GLA held by 17 unconsolidated entities (such properties, the “Unconsolidated Properties”).

The Company’s mission is to maximize value for our shareholders in accordance with the Plan of Sale.

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

As of December 31, 2022, the Company did not have any remaining properties leased to Holdco or Sears Holdings after giving effect to the termination of the remaining Consolidated Properties.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc, which owns Holdco. Mr. Lampert was also the Chairman of Seritage prior to his retirement, effective March 1, 2022, and controlled each of the tenant entities that was a party to the Holdco Master Lease prior to their respective terminations.

Board of Trustees Matters

On March 1, 2022, the Company announced that Mr. Lampert retired as its Chairman and resigned from the Board of Trustees effective March 1, 2022. On March 30, 2022, the Company elected Mr. Adam Metz to the Board of Trustees. On April 26, 2022, the Company elected Mr. Mitchell Sabshon, Ms. Talya Nevo-Hacohen and Mr. Mark Wilsmann to the Board of Trustees and announced the resignation of Mr. David Fawer and Mr. Thomas Steinberg from the Board of Trustees.

Review of Strategic Alternatives

On March 1, 2022, the Company announced that its Board of Trustees has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a special committee of the Board of Trustees (the “Special Committee”) to oversee the process. The Special Committee has retained Barclays Capital, Inc. (“Barclays”) as its financial advisor. The Company sought a shareholder vote to approve a proposed plan of sale of our assets and dissolution (the “Plan of Sale”) that would allow our Board of Trustees to sell all of our assets, distribute the net proceeds to shareholders and dissolve the Company, which Plan of Sale can be suspended by the Board of Trustees.

The 2022 Annual Meeting of Shareholders occurred on October 24, 2022 at which time the Plan of Sale was approved by the shareholders, following our filing of a final proxy statement with the Securities and Exchange Commission ("SEC") on September 14, 2022. See Note 1 – Organization of the Notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information about the Plan of Sale. The strategic review process remains ongoing as the Company executes the Plan of Sale. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.”

Market Update

Over the last several months, the Company, along with the commercial real estate market as a whole, has experienced and continues to experience progressively more challenging market conditions as a result of, among other things, the continued rise in interest rates, increases to required return hurdles for institutional buyers, availability of debt capital (including the willingness of commercial banks to lend in light of potential recession risks and balance sheet constraints), continued inflation resulting in higher construction and labor costs for development (which has the effect of, among other things, making cost estimates in development proformas more challenging), decreased demand for office development (with concerns about long term demand for office space including, but not limited to, continued work-from-home trends), and slowing rent growth expectations due to potential recession concerns. These conditions have applied and continue to apply downward pricing pressure on all of our assets. The assets we have sold to date have been those generally less impacted by these adverse market trends. In making decisions regarding whether and when to transact on each of the Company’s remaining assets, the Company will consider various factors including, but not limited to, the breadth of the buyer universe, macroeconomic conditions, the availability and cost of financing, as well as corporate, operating and other capital expenses required to carry the asset. If these challenging market conditions persist, then we expect that they will impact the Plan of Sale proceeds from our assets and the amounts and timing of distributions to shareholders.

Business Strategies

The Company’s primary objective is to create value for its shareholders through the monetization of the Company’s assets in accordance with the Plan of Sale, which can be suspended by the Board of Trustees. Additionally, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities. We additionally will look to further lease our built retail footprint and densify any excess land through the addition of triple net (“NNN”) or ground lease pad sites, which are standalone sites upon which a customized space can be built or leased for a tenant, to the extent that we believe these actions would be accretive to shareholder value.

In order to achieve its objective, the Company intends to execute the following strategies:

•
Multi-tenant Retail: Our portfolio of 31 multi-tenant retail assets provides positive cash flow and are primarily leased to a variety of national credit tenants. As of December 31, 2022, this portfolio was 81.0% leased with a pipeline of 0.1 million square feet. A majority of our leases are effectively NNN based on the structure of our leases, providing an important inflation hedge. This portfolio also affords numerous further densification opportunities through the addition of pads on excess parking areas. We are working to maximize value of these assets and position them for sale. Subsequent to December 31, 2022 we have sold 17 multi-tenant retail assets.
•
Densification and Redevelopment Opportunities: In particular, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities. To the extent that we believe it will be accretive to shareholder value we will look to entitle and/or execute on further densification opportunities by converting vacant land to pad sites.
•
Premier/Master Planned Mixed Use and Residential: As of December 31, 2022, our full portfolio included approximately 1,314 acres of land, or an average of 13.5 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas, and the Northeast. We believe these land holdings will provide meaningful opportunities to create value through relevant investments and developments. Three sites have been identified as potential residential developments. The average acreage per site is 11.5.
•
Non-core Assets for Monetization: We continue to assess the best use for all sites within our portfolio, including residential, retail, and converting excess land area to pad sites. The non-core assets are those assets where we believe we will maximize value by selling in its current state.

The Company sought a shareholder vote to approve the Plan of Sale. The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, following our filing of a final proxy statement with the SEC on September 14, 2022. During the meeting, the Plan of Sale was approved by the shareholders.

COVID-19 Pandemic

The COVID-19 pandemic has caused and continues to cause significant impacts on the real estate industry in the United States, including the Company’s properties.

As a result of the fluidity surrounding this situation, the Company expects that these conditions may change, potentially significantly, in future periods and results for the year ended December 31, 2022 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

As of December 31, 2022, the Company had collected 99.6% of rental income for the year ended December 31, 2022. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

Significant Tenants

Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of December 31, 2022, the Company has one tenant that comprises 14% of annualized base rent, with no other tenants exceeding 10% of annualized base rent. The Company's portfolio of 80 Consolidated Properties and 17 Unconsolidated Properties was diversified by location across 28 states.

Competition

We currently compete with other properties located in markets in which our assets are located both from an operations perspective and with respect to the disposition of our assets. We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business.

We compete for prospective tenants with REITs, real estate partnerships and other real estate companies, private individuals, investment companies, private equity and hedge fund investors, sovereign funds, pension funds, insurance companies, lenders and other investors, including retail operators that may close stores and pursue similar real estate strategies. In addition, revenues from our properties are dependent on the ability of our tenants and operators to compete.

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

With respect to the disposition of our assets, our ability to compete is also impacted by national and local economic trends, availability of investment alternatives, availability and cost of capital, construction and renovation costs, existing laws and regulations, new legislation and population trends.

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

Under the Holdco Master Lease, Holdco was required to indemnify us from certain environmental liabilities at the Consolidated Properties before or during the period in which any such Consolidated Property was leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center facilities. In addition, an environmental reserve was funded concurrently with the formation of the Company in the amount of approximately $12.0 million. As of December 31, 2021, the balance of the environmental reserve was approximately $9.5 million and was included in the accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. As a result of settling the litigation referenced in Item 3, the Company was released from any obligation to reimburse Holdco for remediation work performed and the Company is no longer required to maintain the environmental reserve. The extinguishment of the $9.5 million liability has been recorded to miscellaneous income during the year ended December 31, 2022 and the liability was $0 as of December 31, 2022.

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

REIT Qualification

On March 31, 2022, the Company announced that its Board of Trustees, with the recommendation of the Special Committee, approved a plan to terminate the Company's REIT status and become a taxable C Corporation effective January 1, 2022. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2022, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2021 tax year and prior tax years, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place through December 31, 2021. Refer to Note 7 – Income Taxes of the Notes to the consolidated financial statements included in Part IV of this Annual Report on Form 10-K.

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

Human Capital

We believe that our employees are our most important asset. As of December 31, 2022, we had 32 full-time employees, all of whom are located in the United States, with the majority located in New York. We strive to retain our top talent, and we believe that our business offers a unique opportunity for individuals to grow and learn. In conjunction with adopting the Plan of Sale, the Company provided retention agreements to its employees to ensure that it has the talent in place to execute the Plan of Sale.

During 2022, our number one priority was the health and safety of our team, our families and loved ones, our communities and our partners, including our tenants, contractors, and other stakeholders. We understand the importance of the mental, physical and social health and well-being of our employees and take actions to promote good health such as providing mental health days off.

Our core principles guide how we conduct ourselves and approach the challenges and opportunities that we face. Our core principles are:

•
Maintain a diverse and inclusive culture based on respect
•
Build relationships for the long term
•
Create an environment of constant improvement
•
Be entrepreneurial and proactive
•
Inspire people and communities through our projects

We believe that diversity and inclusion at all levels of our organization are imperative to our future successes. This means that bringing your authentic self to work every day is seen as an asset. We have focused our diversity and inclusion efforts on employee recruitment, employee engagement, consulting engagements, community outreach and partnering with like-minded organizations. As of December 31, 2022, our organization was comprised of 41% women and 31% people of color. Our management team, which is defined as Senior Vice Presidents and above, including consultants who hold roles in those positions, was comprised of 44% women. We had four diverse members of our Board of Trustees. We also take diversity into consideration when evaluating vendor selection. We regularly review our compensation practices to ensure employees from underrepresented groups are not being underpaid relative to others doing the same or similar work. All employees receive training in the prevention and reporting of sexual harassment, discriminatory and abusive conduct in the workplace.

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

Risks Related to Our Business and Operations

•
There can be no assurance that we will be able to complete any strategic transaction or strategic change on terms satisfactory to the Special Committee.
•
We have experienced progressively more challenging market conditions over the last several months.
•
We cannot assure our shareholders of the amount they will receive in shareholder distributions under the Plan of Sale or when they will receive them.
•
If we are unable to find buyers for our assets on a timely basis or at our expected sales prices, our shareholder distributions under the Plan of Sale may be delayed or reduced.
•
We are dependent on the ability of our major tenants to successfully operate their businesses.
•
The future bankruptcy or insolvency of any of our tenants could result in the termination of such tenant’s lease and material losses to us.
•
We may not be able to renew leases or re-lease space at our properties and property vacancies could result in significant capital expenditures.
•
Real estate investments are relatively illiquid.
•
Both we and our tenants face a wide range of competition and related challenges that could affect our ability to operate profitably.
•
We have ongoing capital needs and may not be able to obtain additional financing or other sources of funding on acceptable terms.
•
Real estate taxes may increase, and if these increases are not passed on to tenants, our income will be reduced.
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
•
Economic conditions, higher interest rates and a possible recession could materially adversely affect our business.
•
Rising expenses could reduce cash flow.
•
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
•
Environmental costs and liabilities associated with contamination at real estate properties owned by us may materially and adversely affect us.
•
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
•
We may incur mortgage indebtedness and other borrowings, which may increase our business risks.
•
Covenants in our Term Loan Facility may limit our operational flexibility and a covenant breach or default could adversely affect our business and financial condition.
•
Our rights and the rights of our shareholders to take action against our trustees and officers are limited.
•
Our Declaration of Trust and Maryland law contain provisions that may delay, defer or prevent an acquisition of Class A common shares or a change in control.
•
We may experience insurance related losses or insurance proceeds may not be available to us, which could result in a significant loss, decrease anticipated future revenues or cause us to incur unanticipated expense.
•
Mr. Lampert may exert substantial influence over us, and his interests may differ from or conflict with the interests of our other shareholders.
•
Our investments in or redevelopment of properties may be unsuccessful or fail to meet our expectations.
•
Current and future redevelopment may not yield expected returns.
•
If members of our management team terminate their employment with us or we are unable to retain talented employees our financial results and/or the Plan of Sale may be adversely affected.
•
The COVID-19 pandemic has continued to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the business of our tenants and our business.

Risks Related to Our Tax Status

•
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
•
If we do not qualify to be taxed as a REIT for any taxable year through 2021, we will be subject to U.S. federal income tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our shareholders.
•
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
•
The number of shares available for future sale and our earnings could adversely affect the market price of Class A common shares.
•
The Series A preferred shares have not been rated.
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

Risks Related to Our Business and Operations

There can be no assurance that we will be able to complete any strategic transaction or strategic change on terms satisfactory to the Special Committee.

On March 1, 2022, we announced that our Board of Trustees had commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a Special Committee to oversee the process. The strategic review process remains ongoing. The Company sought a shareholder vote to approve the Plan of Sale that would allow our board to sell all of our assets, distribute the net proceeds to shareholders and dissolve the Company. The affirmative vote of at least two-thirds of all outstanding common shares of the Company was required to approve the Plan of Sale. The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, following our filing of a final proxy statement with the SEC on September 14, 2022. During the meeting, the Plan of Sale was approved by the shareholders.

Edward Lampert, our former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of January 4, 2023, after giving effect to the exchange of his operating partnership interests, Mr. Lampert owns approximately 27.6% of the Company’s outstanding Class A common shares, and Seritage is the sole owner of all outstanding Operating Partnership interests.

Further, as we commence implementing the Plan of Sale, it may dissuade parties that might have an interest in acquiring our Company as a whole by means of a merger transaction or otherwise from pursing such an acquisition and may also preclude other possible courses of action not yet identified by our Board. The strategic review process remains ongoing, and the Company remains open-minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance regarding the success of the process.

We have experienced progressively more challenging market conditions and there can be no assurances that these challenges will abate, which we expect will adversely impact the net Plan of Sale proceeds from our assets.

Over the last several months, we, along with the commercial real estate market as a whole, have experienced and continue to experience progressively more challenging market conditions, as a result of, among other things, the continued rise in interest rates, increases to required return hurdles for institutional buyers, availability of debt capital (including the willingness of commercial banks to lend in light of potential recession risks and balance sheet constraints), continued inflation resulting in higher construction and labor costs for development (which has the effect of, among other things, making cost estimates in development proformas more challenging), decreased demand for office development (with concerns about long term demand for office space including, but not limited to, continued work-from-home trends) and slowing rent growth expectations due to potential recession concerns. These challenging market conditions have applied and continue to apply downward pricing pressure on all of our assets. Although the assets that we have sold to date in connection with the Plan of Sale have been those assets that have been generally less impacted by these adverse market trends, there can be no assurances that these challenges will abate. In making decisions regarding whether and when to transact on each of our remaining assets, we will consider various factors including, but not limited to, the breadth of the buyer universe, macroeconomic conditions, the availability and cost of financing, as well as corporate, operating and other capital expenses required to carry the asset. If these challenging market conditions persist, then we expect that they will impact the Plan of Sale proceeds from our assets and the amounts and timing of distributions to our shareholders.

We cannot assure our shareholders of the amount they will receive in shareholder distributions under the Plan of Sale or when they will receive them.

The net proceeds that will be distributed to our Class A shareholders over time (directly or through a liquidating trust or other liquidating entity) from the Plan of Sale will be based on a number of factors including: (a) the actual proceeds from the sale of our assets; (b) the repayment of our Term Loan Facility, (c) the redemption of the Company’s outstanding Series A Preferred Shares, (d) the settlement of certain financial obligations, (e) the debt service and dividends on Series A Preferred Shares prior to repayment and redemption, (f) the fees and expenses incurred in connection with the sale of our assets, (g) the expenses and capital expenditures to be incurred and revenue to be generated from our properties prior to disposition and estimates of the general administrative expenses, (h) the wind-down costs of the Company and (i) the Company’s taxes and other liabilities.The estimates initially prepared and included in our most recent annual proxy statement about the amount of shareholder distributions that we may make in connection with the Plan of Sale were based on many estimates and assumptions (which were derived based on data and information reviewed by Company management and advisors as of or prior to June 2022), one or more of which may prove to be incorrect and/or, as noted above, may be adversely affected by market conditions and other circumstances that have changed since the preparation of those estimates. As a result, the actual amount of shareholder distributions may be less than we initially estimated and/or may be paid later than we predicted.

We also note that, if our liabilities (including, without limitation, tax liabilities and compliance costs) are greater than we currently expect or if the sales prices of our assets are less than we expect, shareholders will receive less distributions for each common share that they currently own than we initially estimated. In addition, such estimated shareholder distributions do not reflect estimated costs or liabilities related to pending and any future litigation.

If we are unable to find buyers for our assets on a timely basis or at our expected sales prices, our shareholder distributions under the Plan of Sale may be delayed or reduced.

In calculating our estimated total shareholder distributions, we assumed that we will be able to find buyers for all of our assets at amounts based on our estimated range of gross real estate sales prices (based on data and information reviewed by Company management and advisors as of or prior to early June 2022). However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets and/or, as noted above, market conditions and other circumstances have changed in the months since the preparation of those estimates. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the asset’s market value. If we are not able to find buyers for these assets in a timely manner, if we have overestimated the sales prices we will receive, and/or if market conditions continue to deteriorate, our shareholder distributions to our shareholders will be delayed or reduced.

Furthermore, real estate sales prices are constantly changing and fluctuate with changes in interest rates, supply and demand dynamics, occupancy percentages, lease rates, the availability of suitable buyers, the perceived quality and dependability of income flows from tenancies and a number of other factors, both local and national. In addition, transactional fees and expenses or unknown liabilities, if any, may adversely impact the net Plan of Sale proceeds from our assets.

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

A significant portion of our leased properties are leased to our major tenants. As a result, the success of our investments, at least in the short-term, is materially dependent on the financial condition of our major tenants. At any time, our tenants may experience a downturn in their respective businesses that may significantly weaken their financial condition, particularly during periods of economic uncertainty. This uncertainty may be exacerbated as a result of actual changes in economic conditions, including as a result of market dynamics, trends in consumer income, rising energy prices, rising interest rates, tariffs or trade disputes, and natural or manmade disasters, including epidemic or pandemic disease, or the impact of the fear of such changes on consumer behavior. As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of locations or declare bankruptcy.

The inability or unwillingness of our any of major tenants to meet rent obligations and other obligations could materially adversely affect our business, financial condition or results of operations, including a reduction in operating cash flow that can be used to pay the interest, principal and other costs and expenses under our financings, or to pay cash dividends on our preferred shares, including the Series A Preferred Shares.

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

When leases for our properties expire or are terminated, the premises may not be re-leased in a timely manner or at all, or the terms of re-leasing, including the cost of allowances and concessions to tenants, may be less favorable than the then-existing lease terms. The loss of a tenant through lease expiration or other circumstances may require us to spend (in addition to other re-letting expenses) significant amounts of capital to renovate the property before it is suitable for a new tenant and cause us to incur significant costs in the form of ongoing expenses for property maintenance, taxes, insurance and other expenses. Many of the leases we have entered into or acquired may be for properties that are especially suited to the particular business of the tenants operating on those properties. Because these properties have been designed or physically modified for a particular tenant, if the current lease is terminated or not renewed, we may be required to renovate the property at substantial costs, decrease the rent we charge or provide other concessions to re-lease the property. In addition, we may have difficulty selling it to a party other than the tenant due to the special purpose for which the property may have been designed or modified. This potential illiquidity may limit our ability to quickly modify our portfolio in response to changes in economic or other conditions, including tenant demand. Also, we may not be able to lease new properties to an appropriate mix of tenants or for rents that are consistent with our expectations. To the extent that our leasing plans are not achieved or we incur significant capital expenditures as a result of property vacancies, our business, results of operations and financial condition could be materially adversely affected.

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

In addition, the retail business is highly competitive and if our retail tenants fail to differentiate their shopping experiences, create an attractive value proposition or execute their business strategies, they may terminate, default on, or fail to renew their leases with us, and our results of operations and financial condition could be materially adversely affected. Furthermore, we believe that the increase in digital and mobile technology usage has increased the speed of the transition from shopping at physical locations to web-based purchases and that our tenants may be negatively affected by these changing consumer spending habits. If our tenants are unsuccessful in adapting their businesses, and, as a result terminate, default on, or fail to renew their leases with us, our results of operations and financial condition could be materially adversely affected.

We have ongoing capital needs and may not be able to obtain additional financing or other sources of funding on acceptable terms.

As of December 31, 2022, we had aggregate outstanding indebtedness of $1.03 billion. Our existing debt could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends on our preferred shares, including the Series A Preferred Shares, make capital expenditures or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service, and the reinvestment in and redevelopment of our properties. As a result of a decrease in occupancy levels due to our recapture of space for redevelopment purposes and the execution of termination rights under the Original Master Lease and Holdco Master Lease, our property rental income, which is a source of operating cash flow, did not fully fund property operating and other expenses incurred during the year ended December 31, 2022. Our asset sales are our principal source of cash flow. Property operating and other expenses are projected to continue to exceed property rental income until such time as additional tenants commence paying rent, and we plan to incur additional development expenditures as we continue to invest in the redevelopment of our portfolio. While we do not currently have the liquid funds available to fully fund projected property and other expenses and planned development expenditures, we expect to fund these uses of cash with a combination of capital sources including, but not limited to, sales of Consolidated Properties, sales of interests in Unconsolidated Properties and potential credit and capital markets transactions, subject to compliance with certain conditions and/or the consent of our lender under our Term Loan Facility.

As of December 31, 2022, we were not in compliance with certain financial metrics applicable to us under the agreements governing our term loan facility. Additionally, the lender had the right to request mortgages against our assets pursuant to the mortgage and collateral requirement. As of December 31, 2022, at the request of the lender, all assets have mortgages.

The Term Loan Facility also provides for a $400 million incremental facility (the “Incremental Funding Facility”). Our ability to access the Incremental Funding Facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement (as defined below) as further described below. As of December 31, 2022, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

Subsequent to December 31, 2022, the Company made a $230 million voluntary prepayment on the Term Loan Facility. This prepayment brought the outstanding balance on the Term Loan Facility to $800 million. Pursuant to the terms of the Term Loan Facility, by reducing our outstanding principal balance to $800 million, the maturity date for the Term Loan Facility was extended for two years to July 31, 2025.

As of March 6, 2023, the Company has assets under contract for anticipated proceeds of $366.3 million and has accepted offers and is currently negotiating definitive purchase and sale agreements of approximately $98.0 million. The Company continues to use the proceeds from sold assets to further reduce the outstanding balance of the Term Loan Facility. See Note 1— Going Concern of the Notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of the going concern.

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

On a periodic basis, we must assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. If an impairment indicator is identified, a property’s value is considered to be impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unlevered), taking into account the anticipated and probability weighted holdings periods, are less than the carrying value of the property. In our estimate of cash flow projections, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset, the undiscounted future cash flows consider the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. These assessments may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. We may take impairment charges in the future related to the impairment of our assets, and any future impairment could have a material adverse effect on our results of operations in the period in which the impairment charge is taken.

Properties in our portfolio may be subject to ground leases; if we are found to be in breach of these ground leases or are unable to renew them, we could be materially and adversely affected.

We currently have one property in our consolidated portfolio that is on land subject to a ground lease. Accordingly, we only own a long-term leasehold in the land underlying this property, and we own the improvements thereon only during the term of the ground lease. If we are found to be in breach of a ground lease, we could lose the right to use the property and could also be liable to the ground lessor for damages. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of this lease before its expiration, which we may be unable to do, we will lose our right to operate this property and our interest in the improvements upon expiration of the lease. Our ability to exercise options to extend the term of our ground lease is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we may not be able to exercise our options at such time. Furthermore, we may not be able to renew our ground lease upon its expiration (after the exercise of all renewal options). If we were to lose the right to use a property due to a breach or non-renewal or final expiration of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect our business, financial conditions or results of operations.

Certain properties within our portfolio are subject to restrictions pursuant to reciprocal easement agreements, operating agreements, or similar agreements, some of which contain a purchase option or right of first refusal or right of first offer in favor of a third party.

Many of the properties in our portfolio are subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements (collectively, “Property Restrictions”) that could adversely affect our ability to redevelop the properties or lease space to third parties or sell the properties. Such Property Restrictions could include, for example, limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on use of properties, including for retail uses only; limitations affecting parking requirements; restrictions on exterior or interior signage or facades; or access to an adjoining mall, among other things. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding, redeveloping or re-leasing properties. Failure to secure such consents when necessary may harm our ability to execute leasing, redevelopment or expansion strategies, which could adversely affect our business, financial condition or results of operations. In certain cases, a third party may have a purchase option or right of first refusal or right of first offer that is activated by a sale or transfer of the property, or a change in use or operations, including a closing of the Sears operation or cessation of business operations, on the encumbered property. These restrictions may impact our ability to sell assets as contemplated in the Plan of Sale. From time to time, we have been involved in disputes or legal proceedings relating to such Property Restrictions, which may result in the incurrence of legal costs and diversion of management resources to resolve.

Economic conditions, higher interest rates and a possible recession could materially adversely affect our business and/or the net proceeds available from the sale of our assets.

Our business is affected by a number of factors that are largely beyond our control but may nevertheless have a significant negative impact on us and on the Plan of Sale. These factors include, but are not limited to:

•
interest rates and credit spreads have increased significantly during 2022 and are expected to increase further, which could negatively impact potential buyers’ ability to purchase our properties;
•
the availability of credit, including the price, terms and conditions under which it can be obtained;
•
a decrease in consumer spending or sentiment, including as a result of increases in savings rates and tax increases, and any effect that this may have on retail activity;
•
the actual and perceived state of the real estate and retail markets and public capital markets in general;
•
unemployment rates, both nationwide and within the primary markets in which we operate; and
•
an economic slowdown, in the U.S. or globally, including the possibility of a recession.

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

The U.S. economy is currently experiencing and may continue to experience higher inflation than in prior periods. During inflationary periods, interest rates have historically increased. Our general and administrative expenses would also be expected to increase at a rate higher than rents we collect. Also, inflation may adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our own results of operations.

Any economic slowdown, including a possible recession, could impair our ability to sell our properties. Rising interest rates, beyond potentially reducing the market appetite for our properties, could lead to a potential recession that might impact the sale of our assets as contemplated in the Plan of Sale. Additionally, rising interest rates will make any planned financing for prospective buyers of our properties more expensive, which might diminish our ability to sell our properties and/or the prices at which we might sell our properties.

Restricted lending practices may negatively impact our tenants’ ability to obtain credit. Decreases in consumer demand can have a direct impact on our tenants and the rents we receive.

Rising expenses could reduce cash flow.

If any property is not fully occupied or becomes vacant in whole or in part, or if rents are being paid in an amount that is insufficient to cover operating costs and expenses, we could be required to expend funds with respect to that property for operating expenses. Our properties are subject to increases in tax rates and tax assessments, utility costs, insurance costs, repairs, maintenance and administrative expenses, and other operating expenses. We may also incur significant expenditures as a result of deferred maintenance for the properties we have already acquired (subject to reserved funds to cover certain of these costs). If we are unable to lease properties on a triple-net-lease basis or on a basis requiring the tenants to pay all or some of such expenses, or if tenants fail to pay required tax, utility and other impositions and other operating expenses, we could be required to pay those costs.

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

During 2021, and continuing into 2022, industry prices for certain construction materials experienced significant increases as a result of low inventories; surging demand fueled by the U.S. economy rebounding from the effects of COVID-19; tariffs imposed on imports of foreign steel, including on products from key competitors in the European Union and China; and significant changes in the U.S. steel production landscape stemming from the consolidation of certain steel-producing companies. Price surges on construction materials may result in corresponding increases in our overall construction costs as our projects undergo construction.

In addition, as of December 31, 2022, the U.S. continues to be experiencing serious supply chain disruptions as a result of substantial backlogs of container ships seeking to unload cargo at major ports on both the west and east coasts, with delays caused or exacerbated by port and trucking labor shortages, railway logistics issues and a shortage of warehouse space in close proximity to the affected ports. Supply chain constraints have impacted the cost, availability, and timing of certain materials deliveries. If not resolved, these backlogs and related logistics issues could result in project delays and increased costs for our construction activities and the US economy generally.

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

Although existing and future leases are expected to require tenants generally to indemnify us for their non-compliance with environmental laws as a result of their occupancy, such tenants typically will not be required to indemnify us for environmental non-compliance arising prior to their occupancy. In such cases, we may incur costs and expenses under such leases or as a matter of law. The amount of any environmental liabilities could exceed the amounts for which third parties would be required to indemnify us (or the applicable unconsolidated entity) or their financial ability to do so.

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

Acts of war, terrorist attacks or other acts of violence may result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. Such a resulting decrease in retail demand, could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. War, terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our redeveloped properties, and limit our access to capital or increase our cost of raising capital.

Cybersecurity incidents could cause a disruption to our operations, a compromise of confidential information and damage to our business relationships, all of which could negatively impact our business, financial condition and operating results.

We are susceptible to cybersecurity risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems, compromises to networks or devices; or operational disruption or failures in the physical infrastructure or operating systems of our information systems. Our information systems are essential to the operation of our business and our ability to perform day-to-day operations, including for the secure processing, storage and transmission of confidential and personal information. We must continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation, corruption and disruption. Cybersecurity risks may also impact properties in which we invest on behalf of clients and tenants of those properties, which could result in a loss of value in our clients’ investment. In addition, due to our interconnectivity with third-party service providers and other entities with which we conduct business, we could be adversely impacted if any of them is subject to a successful cyber incident. Although we and our service providers have implemented processes, procedures and controls to help mitigate these risks, there can be no assurance that these measures will be effective or that security breaches or disruptions will not occur. The result of these incidents may include disrupted operations, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, increased compliance costs, litigation, regulatory enforcement actions and damage to our reputation or business relationships.

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

We may incur mortgage debt and pledge all or some of our real properties as security for that debt to finance newly acquired properties or capital contributions to joint ventures, or to fund retenanting and redevelopment projects. Since December 31, 2019, we were required to provide mortgages to the lender under our term loan facility on a majority of our portfolio. The mortgages, together with the other provisions of the Term Loan Facility, limits our ability to obtain additional secured financing using such properties as collateral. Subsequent to December 31, 2022, we made a $230.0 million voluntary prepayment on the Term Loan Facility, reducing our outstanding balance to $800 million. Pursuant to the terms of the Term Loan Facility, by reducing our outstanding principal balance to $800 million, the maturity date for the Term Loan Facility was extended for two years to July 31, 2025. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected.

Covenants in our Term Loan Facility may limit our operational flexibility and a covenant breach or default could adversely affect our business and financial condition.

Our Term Loan Facility includes certain financial metrics to govern certain collateral and covenant exceptions set forth in the agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending December 31, 2022, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending December 31, 2022, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics will limit our ability to dispose of assets via sale or joint venture and trigger a requirement for us to provide mortgage collateral to our lender, but will not result in an event of default, mandatory amortization, cash flow sweep or similar provision. Since the year ended December 31, 2019, we have been in breach of one or more of the financial metrics described above, as a result of which we were required to provide mortgages to the lender under the Term Loan Facility with respect to a majority of our portfolio. Additionally, the lender under our Term Loan Facility has the right to consent to dispositions of properties via asset sales and formation of new joint ventures. This consent right may have the effect of limiting our ability to dispose of properties, whether for strategic reasons or to raise liquidity to fund our operations. The Term Loan Facility also includes certain limitations relating to, among other activities, our ability to: sell assets or merge, consolidate or transfer all or substantially all of our assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for our properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase our capital stock; and enter into certain transactions with affiliates.

The Term Loan Facility also provides for the Incremental Funding Facility. Our ability to access the incremental facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement. As of December 31, 2022, we have not achieved this level of rental income from non-Sears Holdings tenants.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited.

As permitted by the Maryland’s Law, the Company’s Declaration of Trust limits the liability of its trustees and officers to Seritage and its shareholders for money damages, except for liability resulting from:

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
•
Trustee Elections Require a Vote of Two-Thirds of the Class A Common Shares and Class B Non-Economic Common Shares Votes Cast. As a result of an amendment to the Company’s Declaration of Trust, approved by shareholders at the Company’s 2022 Annual Meeting of Shareholders, all trustees of the Company will stand for election at each Annual Meeting beginning with the Company’s 2023 Annual Meeting of Shareholders. In accordance with the Company’s By-laws, in both contested and uncontested elections at any Annual Meeting of Shareholders, trustees are elected by the vote of two-thirds of the votes cast of the Class A common shares and Class B non-economic common shares (voting together as a single class) entitled to be cast in the election of trustees. In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The requirement that trustee nominees receive a vote of two-thirds of the votes cast of the Class A common shares and Class B non-economic shares (voting together as a single class) entitled to be cast in the election of trustees may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. This requirement that trustee nominees receive a vote of two-thirds of the votes cast of the common shares entitled to be cast in the election of trustees may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of our largest shareholder, Mr. Lampert, who owns approximately 27.6% of the Company’s outstanding Class A common shares as of January 4, 2023.

The Board of Trustees has, by resolution, been exempted from the provisions of the Maryland Business Combination Act all business combinations (a) between us and (i) Sears Holdings or its affiliates or (ii) ESL or Fairholme Capital Management L.L.C. (“FCM”) and/or certain clients of FCM or their respective affiliates and (b) between us and any other person, provided that in the latter case the business combination is first approved by the Board of Trustees (including a majority of our trustees who are not affiliates or associates of such person). In addition, our bylaws contain a provision opting out of the Maryland control share acquisition act.

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

Mr. Lampert may exert substantial influence over us, and his interests may differ from or conflict with the interests of our other shareholders.

Mr. Lampert owns approximately 27.6% of our outstanding Class A common shares. Mr. Lampert previously served as the Chairman of the Board of Directors and Chief Executive Officer of Sears Holdings, and was previously the Chairman of the Seritage Board of Trustees. In any matter affecting us, the interests of Mr. Lampert may differ or conflict with the interests of our other shareholders.

On March 1, 2022, Mr. Lampert filed a Schedule 13D/A with the SEC disclosing his support for our Board of Trustees’ efforts to explore and pursue strategic alternatives and his intention to explore alternatives for his investment in the Company, which may include, among other things, participating with third parties that may be interested in acquiring some or all of our assets and buying or selling shares in open market transactions. In the event of any such transaction, the interests of Mr. Lampert and his affiliates, may differ from or conflict with the interests of our other shareholders.

Our investments in or redevelopment of properties may be unsuccessful or fail to meet our expectations.

We have historically grown our business through investments in, and acquisitions or development of, properties, including through the recapture and redevelopment of space at many of our properties. However, our industry is highly competitive, and we face competition from REITs, investment companies, private equity and hedge fund investors, sovereign funds, lenders, and other investors, some of whom are significantly larger and have greater resources and lower costs of capital. This competition makes it more challenging to successfully capitalize on redevelopment opportunities that meet our investment objectives. If we are unable to finance redevelopment opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected. Our business entails risks associated with real estate investments generally, including (but not limited to) the following risks and as noted elsewhere in this section:

•
we may incur significant costs and divert management attention in connection with redevelopments, including ones that we are subsequently unable to complete;
•
we may not successfully manage and lease redeveloped properties to meet our expectations;
•
we may spend more than budgeted to make necessary improvements or renovations to our properties;
•
market conditions may result in higher than expected vacancy rates and lower than expected rental rates; and
•
our properties may be subject to liabilities and without any recourse, or with only limited recourse, with respect to unknown liabilities.

The redevelopment of properties involves the risks associated with real estate development activities generally. If we are unable to successfully redevelop properties or to lease the redeveloped properties to third parties on acceptable terms, our business, results of operations and financial condition could be materially adversely affected.

Current and future redevelopment may not yield expected returns.

We are currently undertaking redevelopment and reinvestment projects involving our properties. These projects are subject to a number of risks including (but not limited to):

•
abandonment of redevelopment activities after expending resources to determine feasibility;
•
loss of rental income, as well as payments of maintenance, repair, real estate taxes and other charges;
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
•
inability to successfully integrate re-developed properties into existing operations;
•
difficulty obtaining financing on acceptable terms or paying operating expenses and debt service costs associated with redevelopment properties prior to sufficient occupancy and commencement of rental obligations under new leases;
•
changes in zoning, building and land-use laws, and conditions, restrictions or limitations of, and delays or failures to obtain, necessary zoning, building, occupancy, land-use and other governmental permits;
•
changes in local real-estate market conditions, including an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability of current and prospective tenants;
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

If any of these events occur at any time during the process with respect to any project, overall project costs may significantly exceed initial cost estimates, which could result in reduced returns or losses from such investments. In addition, we may not have sufficient liquidity to fund such projects, and delays in the completion of a development project may provide various tenants the rights to withdraw from a property.

If members of our management team terminate their employment with us or we are unable to retain talented employees our financial results and/or the Plan of Sale may be adversely affected.

Our business depends, to a meaningful extent, upon the continued services of our management team and, more broadly, our employees generally. Our executives have substantial experience in our industry. During 2022, in an effort to incentivize and retain our personnel, we entered into retention agreements with Mr. Matthew Fernand and Mr. Eric Dinenberg that are co-terminus with Ms. Andrea Olshan’s employment agreement. The retention agreements are structured to incentivize the executives and employees to remain employed until the end of the retention period, but each of these executives could elect to terminate their respective agreements at any time. Notwithstanding, the loss of services of one or more members of our management team, or our failure to retain talented employees generally could harm our business and our prospects and could adversely affect the Plan of Sale

The COVID-19 pandemic has continued to, and the future outbreak of other highly infectious or contagious diseases may, materially and adversely impact the business of our tenants and materially or adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations.

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
•
The financial impact could negatively impact our ability to pay dividends on our preferred shares, including the Series A Preferred Shares;
•
The financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) or result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Incremental Funding Facility (as defined below), conduct asset sales, fund development activity or pay dividends on our preferred shares, including the Series A Preferred Shares;
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

Risks Related to Our Tax Status

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

We elected for U.S. federal income tax purposes to be treated as a REIT for the 2021 taxable year and in prior taxable years and we operated in a manner intended to qualify us as a REIT for U.S. federal income tax purposes for such years. However, qualification as a REIT involves the application of highly technical and complex provisions of the Code, for which only a limited number of judicial and administrative interpretations exist. Even a technical or inadvertent violation could jeopardize our REIT qualification through 2021. Our qualification as a REIT through 2021 depends on the satisfaction of certain asset, income, organizational, distribution, shareholder ownership and other requirements. Moreover, there can be no assurance that the IRS will not challenge our qualification as a REIT for years in which we intended to qualify as a REIT. Although we believe we did qualify as a REIT in each such year, if the IRS were to successfully challenge our previous REIT status, we would suffer adverse tax consequences, such as those described below.

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
•
adverse performance or potential financial distress or bankruptcy of our major tenants;
•
the occurrence of any of the other risk factors presented in this filing;
•
complications, or any public perception of complications, regarding the Plan of Sale;
•
specific real estate market and real estate economic conditions; and
•
general market and economic conditions, including a possible recession.

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

We cannot predict whether future issuances of Class A common shares or the availability of Class A common shares for resale in the open market will decrease the market price per share of Class A common shares. Sales of a substantial number of Class A common shares in the public market, or the perception that such sales might occur, could adversely affect the market price of the Class A common shares.

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
•
complications, or any public perception of complications, regarding the Plan of Sale;
•
general economic and market conditions, including a possible recession; and
•
our financial condition, results of operations, business and prospects.

The Series A Preferred Shares are subordinate in right of payment to our existing and future debt, and the interests of the holders of Series A Preferred Shares could be diluted by the issuance of additional preferred shares, including additional Series A Preferred Shares, and by other transactions.

The Series A Preferred Shares rank junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay dividends to preferred shareholders. As of December 31, 2022, our total indebtedness was $1.03 billion. In addition, we may incur additional indebtedness in the future. Our Declaration of Trust currently authorizes the issuance of up to 10,000,000 shares of preferred shares in one or more classes or series. Our board of trustees has the power to reclassify unissued common shares and preferred shares and to amend our Declaration of Trust, without any action by our shareholders, to increase the aggregate number of shares of beneficial interest of any class or series, including preferred shares, that we are authorized to issue. The issuance of additional preferred shares on parity with or senior to the Series A Preferred Shares with respect to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up would dilute the interests of the holders of the Series A Preferred Shares, and any issuance of preferred shares senior to the Series A Preferred Shares or of additional indebtedness could adversely affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Shares. Other than the limited conversion right afforded to holders of Series A Preferred Shares that may occur in connection with a Change of Control, none of the provisions relating to the Series A Preferred Shares contain any provisions relating to or limiting our indebtedness or affording the holders of the Series A Preferred Shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of the Series A Preferred Shares, so long as the rights of holders of the Series A Preferred Shares are not materially and adversely affected.

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

ITEM 2. PROPERTIES

As of December 31, 2022, the Company’s portfolio consisted of interests in 97 properties comprised of approximately 13.5 million square feet of GLA or build-to-suit leased area, approximately 2.6 million square feet of which consists of Unconsolidated Properties, approximately 157 acres held for or under development and approximately 6.1 million square feet or approximately 498 acres to be disposed of. The following tables set forth certain information regarding our Consolidated Properties and Unconsolidated Properties based on signed leases as of December 31, 2022, including signed but not yet open leases (“SNO” or “SNO Leases”):

				GLA (1)
	City	State	Planned Usage (3)	Total	Leased	Not Leased	Land Acres	Significant Tenants (1)	Leased (1)
1	Phoenix(4)	AZ	Multi-Tenant Retail	151,200	151,200	—	11	At Home	100.0%
2	El Cajon	CA	Multi-Tenant Retail	227,300	184,400	43,000	20	Ashley Furniture, Bob's Discount Furniture, Burlington Stores, Extra Space Storage	81.1%
3	Temecula	CA	Multi-Tenant Retail	126,500	120,700	5,800	10	Round One Entertainment, Dick's Sporting Goods	95.4%
4	Thousand Oaks	CA	Multi-Tenant Retail	172,000	113,700	58,300	11	Dave & Busters, DSW, Nordstrom Rack	66.1%
5	Clearwater	FL	Multi-Tenant Retail	212,900	75,500	137,300	14	Whole Foods, Nordstrom Rack	35.5%
6	Orlando	FL	Multi-Tenant Retail	107,600	96,600	11,000	13	Floor & Décor, Aspen Dental	89.8%
7	St. Petersburg	FL	Multi-Tenant Retail	125,700	125,700	—	13	Dick's Sporting Goods, Five Below, PetSmart, Verizon	100.0%
8	Lombard(4)	IL	Multi-Tenant Retail	139,300	139,300	—	8	The Dump	100.0%
9	North Riverside(4)	IL	Multi-Tenant Retail	214,700	183,600	31,100	13	Round One Entertainment, Aldi, Blink Fitness, Amita Health	85.5%
10	Springfield(4)	IL	Multi-Tenant Retail	119,400	119,400	—	5	Binny's Beverage Depot, Burlington Stores, Marshalls	100.0%
11	Ft. Wayne(4)	IN	Multi-Tenant Retail	84,100	82,900	1,200	19	Five Below, HomeGoods, Bob's Discount Furniture	98.5%
12	Merrillville(4)	IN	Multi-Tenant Retail	171,300	164,600	6,800	9	At Home, Dollar Tree	96.1%
13	Braintree	MA	Multi-Tenant Retail	85,100	85,100	—	34	Nordstrom Rack, Ulta Beauty	100.0%
14	Kearney(4)	NE	Multi-Tenant Retail	64,900	64,900	—	8	Ross Dress for Less, Five Below, Marshall's	100.0%
15	Manchester	NH	Multi-Tenant Retail	105,700	80,400	25,300	11	Dick's Sporting Goods, Dave & Buster's	76.1%
16	Watchung	NJ	Multi-Tenant Retail	124,900	124,900	—	12	Cinemark, HomeGoods, Sierra Trading Post, Ulta Beauty, Chick-fil-A , City MD	100.0%
17	Albany	NY	Multi-Tenant Retail	232,500	59,600	172,900	21	Whole Foods, Ethan Allen	25.6%
18	East Northport(4)	NY	Multi-Tenant Retail	179,800	167,600	12,100	18	24 Hour Fitness, AMC, At Home	93.2%
19	Canton(4)	OH	Multi-Tenant Retail	192,300	138,300	54,000	19	Dick's Sporting Goods, Dave & Busters	71.9%
20	King of Prussia(2)(5)	PA	Multi-Tenant Retail	208,700	174,500	34,200	14	Dick's Sporting Goods, Primark, Outback Steakhouse, Yardhouse	83.6%
21	Charleston	SC	Multi-Tenant Retail	106,200	52,900	53,400	15	Burlington Stores	49.8%
22	Memphis(4)	TN	Multi-Tenant Retail	116,000	110,000	6,000	11	LA Fitness, Hopdoddy, Nordstrom Rack, Ulta Beauty	94.8%
23	Austin(4)	TX	Multi-Tenant Retail	52,700	45,000	7,700	13	AMC	85.4%
24	El Paso(4)	TX	Multi-Tenant Retail	107,800	99,100	8,700	11	dd's Discount, Ross Dress for Less, Five Below, Burlington Stores	91.9%
25	Houston(4)	TX	Multi-Tenant Retail	134,000	134,000	—	11	At Home	100.0%
26	San Antonio(4)	TX	Multi-Tenant Retail	164,600	158,200	6,400	17	Tru Fit, Bed Bath & Beyond, Buy Buy Baby	96.1%
27	Layton	UT	Multi-Tenant Retail	82,700	67,500	15,200	7	Vasa Fitness	81.6%
28	Fairfax	VA	Multi-Tenant Retail	212,700	154,400	58,300	15	Dave & Busters, Dick's Sporting Goods	72.6%
29	Warrenton	VA	Multi-Tenant Retail	71,500	62,400	9,100	9	HomeGoods, Ulta, Five Below	87.3%
30	Greendale(4)	WI	Multi-Tenant Retail	217,600	133,700	83,900	19	Dick's Sporting Goods, Round One Entertainment, TJ Maxx	61.4%
31	Madison(4)	WI	Multi-Tenant Retail	110,600	110,600	—	17	Dave & Busters, Total Wine & More, Hobby Lobby	100.0%
32	Aventura	FL	Premier	216,100	136,200	79,900	13	Pinstripes, Industrious	63.0%
33	Boca Raton	FL	Premier	4,200	4,200	—	19	Chase	100.0%
34	Hicksville	NY	Premier	7,600	7,600	—	30	Chipotle	100.0%
35	Dallas	TX	Premier	—	—	—	23	n/a	0.0%
36	Redmond	WA	Premier	7,500	7,500	—	15	n/a	100.0%
37	Riverside - Retail	CA	Residential	33,200	33,200	—	5	Bank of America, Aldi	100.0%
38	West Covina - Retail	CA	Residential	11,000	11,000	—	7	VinFast	100.0%
39	Riverside - Resi	CA	Residential	—	—	—	14	n/a	0.0%
40	West Covina - Resi	CA	Residential	—	—	—	8	n/a	0.0%

	City	State	Planned Usage (3)	Total	Leased	Not Leased	Land Acres	Significant Tenants (1)	Leased (1)
41	North Little Rock	AR	Non-Core	177,300	13,000	164,200	15	Aspen Dental, Longhorn Steakhouse	7.4%
42	Glendale	AZ	Non-Core	125,000	—	125,000	9	n/a	0.0%
43	Mesa	AZ	Non-Core	136,000	—	136,000	5	n/a	0.0%
44	Phoenix	AZ	Non-Core	144,500	—	144,500	5	n/a	0.0%
45	Yuma	AZ	Non-Core	90,100	—	90,100	15	n/a	0.0%
46	El Centro	CA	Non-Core	9,700	9,700	—	1	n/a	100.0%
47	Fresno	CA	Non-Core	201,800	43,400	158,400	13	Ross Dress for Less, dd's Discounts	21.5%
48	Merced	CA	Non-Core	92,700	5,600	87,100	9	Chilis	6.1%
49	San Bernardino	CA	Non-Core	264,700	—	264,700	20	n/a	0.0%
50	Thornton	CO	Non-Core	193,700	61,700	132,000	23	Vasa Fitness	31.9%
51	Waterford	CT	Non-Core	149,200	—	149,200	11	n/a	0.0%
52	Doral	FL	Non-Core	195,600	—	195,600	13	n/a	0.0%
53	Ft. Myers	FL	Non-Core	146,800	—	146,800	12	n/a	0.0%
54	Hialeah	FL	Non-Core	153,200	—	153,200	15	n/a	0.0%
55	Lakeland	FL	Non-Core	156,200	—	156,200	12	n/a	0.0%
56	Panama City	FL	Non-Core	134,300	—	134,300	15	n/a	0.0%
57	Pensacola	FL	Non-Core	7,900	7,900	—	14	Bubba's 33	100.0%
58	Plantation	FL	Non-Core	204,100	49,800	154,300	18	n/a	24.4%
59	Cedar Rapids	IA	Non-Core	146,300	—	146,300	12	n/a	0.0%
60	Chicago	IL	Non-Core	175,900	17,200	158,800	9	Chuck E Cheese	9.8%
61	Orland Park(4)	IL	Non-Core	202,800	—	202,800	16	n/a	0.0%
62	Steger	IL	Non-Core	101,700	—	101,700	3	n/a	0.0%
63	Bowie	MD	Non-Core	126,400	—	126,400	11	n/a	0.0%
64	Edgewater	MD	Non-Core	122,000	—	122,000	14	n/a	0.0%
65	Burnsville	MN	Non-Core	167,300	—	167,300	15	n/a	0.0%
66	Maplewood	MN	Non-Core	175,000	—	175,000	14	n/a	0.0%
67	St. Paul	MN	Non-Core	201,900	100	201,800	17	n/a	0.1%
68	Las Vegas	NV	Non-Core	132,600	42,500	90,100	11	Round One Entertainment	32.0%
69	Reno	NV	Non-Core	174,900	59,300	115,600	3	Round One Entertainment	33.9%
70	Rochester	NY	Non-Core	139,600	—	139,600	14	n/a	0.0%
71	Yorktown Heights	NY	Non-Core	153,200	38,500	114,600	12	24 Hour Fitness	25.2%
72	Dayton	OH	Non-Core	13,400	13,400	—	5	Outback Steakhouse	100.0%
73	Mentor	OH	Non-Core	215,300	—	215,300	20	n/a	0.0%
74	Middleburg Heights	OH	Non-Core	369,500	—	369,500	19	n/a	0.0%
75	Oklahoma City	OK	Non-Core	147,500	—	147,500	14	n/a	0.0%
76	Happy Valley	OR	Non-Core	139,800	45,000	94,800	12	Dick's Sporting Goods	32.2%
77	Cordova	TN	Non-Core	160,600	—	160,600	12	n/a	0.0%
78	Houston	TX	Non-Core	201,600	—	201,600	12	n/a	0.0%
79	Ingram	TX	Non-Core	169,900	—	169,900	12	n/a	0.0%
80	Irving(5)	TX	Non-Core	107,400	12,500	94,900	18	CareNow, Chick-fil-A	11.6%
	Total - Consolidated Properties			10,829,300	4,200,000	6,629,300	1,060		38.8%
	Average - Consolidated Properties			135,400	52,500	82,900	13		38.8%

Unconsolidated Properties
					GLA (1)
	City	State	Planned Usage (3)	Total	Leased	Not Leased	Joint Venture	Land Acres	Significant Tenants (1)	Leased (1)
1	Santa Monica	CA	Premier	51,500	—	51,500	Mark 302 JV	3	n/a	0.0%
2	San Diego	CA	Premier	106,200	106,200	—	UTC JV	13	CB2	100.0%
3	Alexandria	VA	Premier	—	—	—	Foulger Pratt / Howard Hughes	41	n/a	0.0%
4	Altamonte Springs	FL	Other Unconsolidated Properties	93,500	4,700	88,800	GGP II JV	17	n/a	5.0%
5	Naples	FL	Other Unconsolidated Properties	36,300	36,300	—	GGP II JV	12	CMX Cinebistro, Uncle Julio’s	100.0%
6	Wayne	NJ	Other Unconsolidated Properties	132,700	105,200	27,500	GGP II JV	41	Cinemark, Dave & Busters, Yardhouse, BJ's Wholesale	79.3%
7	Frisco	TX	Other Unconsolidated Properties	87,500	6,000	81,500	GGP I JV	11	n/a	6.9%
8	Santa Rosa	CA	Other Unconsolidated Properties	82,700	—	82,700	Simon JV	7	n/a	0.0%
9	Nanuet	NY	Other Unconsolidated Properties	110,700	—	110,700	Simon JV	14	n/a	0.0%
10	Austin	TX	Other Unconsolidated Properties	82,300	—	82,300	Simon JV	16	n/a	0.0%
11	Chandler	AZ	Other Unconsolidated Properties	70,300	37,500	32,800	Macerich JV	10	Firestone	53.3%
12	Cerritos	CA	Other Unconsolidated Properties	138,800	—	138,800	Macerich JV	20	n/a	0.0%
13	Danbury	CT	Other Unconsolidated Properties	88,000	88,000	—	Macerich JV	12	Primark, Target	100.0%
14	Freehold	NJ	Other Unconsolidated Properties	68,800	32,700	36,100	Macerich JV	10	Primark, Bob's Discount Furniture	47.5%
15	Portland	OR	Other Unconsolidated Properties	114,300	—	114,300	Macerich JV	4	n/a	0.0%
16	Austin	TX	Other Unconsolidated Properties	—	—	—	RD Development JV	11	n/a	0.0%
17	Lynnwood	WA	Residential	48,600	30,400	18,200	GGP I JV	12	Dave & Busters, Cheesecake Factory	62.6%
	Total - Unconsolidated Properties			1,312,200	447,000	865,200		254		34.1%
	Average - Unconsolidated Properties			77,200	26,300	50,900		15		34.1%

(1) Based on signed leases as of December 31, 2022, including SNO Leases.
(2) Property subject to a lease or ground lease.
(3) Planned usage may be subject to entitlements.
(4) Asset sold subsequent to December 31, 2022.
(5) Asset with a partial sale subsequent to December 31, 2022.

	Grand Total - All Properties			12,141,500	4,647,000	7,494,500				38.3%
	Grand Total - All Properties (at share)			11,485,400	4,423,500	7,061,900				38.5%

Planned Usage	Total	Built SF / Acreage (1)	Leased SF (1)(2)	Avg. Acreage / Site
Consolidated Properties
Multi-tenant Retail	31	4,422 sf / 429 acres	3,581	13.8
Residential (3)	4	44 sf / 35 acres	44	8.6
Premier Mixed Use	5	235 sf / 99 acres	156	19.7
Non-core (4)	40	6,127 sf / 498 acres	420	12.5
Unconsolidated Properties
Other Entities	13	1,106 sf / 185 acres	311	14.2
Residential (3)	1	49 sf / 12 acres	30	11.7
Premier Mixed Use	3	158 sf / 57 acres	106	19.0

(1) Square footage is presented at the Company’s proportional share.

(2) Based on signed leases at December 31, 2022.

(3) Square footage represents built ancillary retail space whereas acreage represents both retail and residential acreage.

(4) Represents assets the Company previously designated for sale.

Multi-Tenant Retail Portfolio

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the multi-tenant retail portfolio based on signed leases as of December 31, 2022, including Unconsolidated Properties presented at the Company’s proportional share and after giving effect to the pending termination:

State	Number of Properties	Annual Rent	% of Total Annual Rent	Rent PSF
California	3	$7,474	12.3%	$17.85
Florida	3	6,389	10.5%	21.45
Illinois	3	5,252	8.6%	11.88
Texas	4	4,974	8.2%	11.40
Pennsylvania	1	4,890	8.0%	28.02
New York	2	4,679	7.7%	20.59
Virginia	2	4,614	7.6%	21.28
Wisconsin	2	3,882	6.4%	15.89
New Jersey	1	3,846	6.3%	30.78
Tennessee	1	3,187	5.2%	28.98
Total Top 10	22	$49,187	80.8%	$18.27
Other (1)	9	11,678	19.2%	13.15
Total	31	$60,865	100.0%	$17.00
(1)
Includes 8 states.

Tenant Overview

The following table provides a summary of annual base rent for the multi-tenant retail portfolio based on signed leases as of December 31, 2022, including Unconsolidated Properties presented at the Company’s proportional share and after giving effect to the pending termination:

(in thousands except number of leases and PSF data)

	Number of	Leased	% of	Gross Annual	% of Total	Gross Annual
Tenant	Leases	GLA	Total GLA	Base Rent	Annual Rent	Rent PSF
In-place leases	137	3,439	77.8%	$57,510	94.5%	$16.72
SNO leases (1)	15	141	3.2%	3,355	5.5%	23.79
Total	152	3,580	81.0%	$60,865	100.0%	$17.00

(1) SNO = signed not yet opened leases.

Top Tenants

The following table lists the top tenants in our multi-tenant retail portfolio based on signed leases as of December 31, 2022, including Unconsolidated Properties presented at the Company’s proportional share and giving effect to the pending termination:

(dollars in thousands)
Tenant	Number of Leases	Annual Rent	% of Total Annual Rent	Concepts/Brands
Dick's Sporting Goods	7	$8,335	13.7%
Dave & Buster's	5	5,017	8.2%
Nordstrom Rack	4	3,280	5.4%
Round One Entertainment	3	2,889	4.7%
AMC	2	2,803	4.6%
At Home	4	2,692	4.4%
Burlington Stores	4	2,138	3.5%
TJX	7	1,981	3.3%	TJ Maxx, Marshalls, HomeGoods, HomeSense, Sierra Trading Post
Primark	1	1,837	3.0%
Floor & Décor	1	1,520	2.5%
Whole Foods	2	1,258	2.1%
Amazon	1	1,215	2.0%
Cinemark	1	1,204	2.0%
Ulta Salon	4	1,200	2.0%
Bob's Discount Furniture	2	1,115	1.8%
The Dump	1	1,114	1.8%
Bed Bath & Beyond	2	852	1.4%	Bed Bath & Beyond, BuyBuyBaby, Cost Plus World Market, andThat!
Five Below	5	838	1.4%
LA Fitness	1	816	1.3%
PetSmart	2	789	1.3%

Lease Expirations

The following table sets forth a summary schedule of lease expirations for signed leases, including SNO leases, of our multi-tenant portfolio as of December 31, 2022, including Unconsolidated Properties presented at the Company’s proportional share and giving effect to the pending termination. The information set forth in the table assumes that no other tenants exercise renewal options or early termination rights:

(in thousands except number of leases)

Year	Number of Leases	Leased GLA	% of Total Leased GLA	Annual Rent	% of Total Annual Rent
Month-to-Month	3	16	0.5%	$201	0.3%
2023	6	173	4.8%	2,135	3.5%
2024	6	179	5.0%	770	1.3%
2025	4	84	2.3%	1,754	2.9%
2026	8	211	5.9%	2,676	4.4%
2027	5	157	4.4%	1,652	2.7%
2028	16	328	9.2%	7,951	13.1%
2029	25	556	15.5%	10,438	17.1%
2030	9	167	4.7%	2,113	3.5%
2031	15	534	14.9%	8,299	13.6%
2032	19	430	12.0%	5,740	9.4%
Thereafter	21	604	16.9%	13,781	22.7%
SNO Leases	15	141	3.9%	3,355	5.5%
Total	152	3,580	100.0%	$60,865	100.0%

Premier Portfolio

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the premier portfolio based on signed leases as of December 31, 2022, including Unconsolidated Properties presented at the Company’s proportional share and after giving effect to the pending termination:

(in thousands except property count and PSF data)

State	Number of Properties	Annual Rent	% of Total Annual Rent	Rent PSF
Florida	2	$9,380	53.6%	$66.78
California	2	7,404	42.3%	69.69
New York	1	527	3.0%	69.27
Washington	1	190	1.1%	25.33
Virginia	1	—	0.0%	—
Texas	1	—	0.0%	—
Total	8	$17,501	100.0%	$66.80

Tenant Overview

The following table provides a summary of annual base rent for the premier portfolio based on signed leases as of December 31, 2022, including Unconsolidated Properties presented at the Company’s proportional share and after giving effect to the pending termination:

(in thousands except number of leases and PSF data)

	Number of	Leased	% of	Gross Annual	% of Total	Gross Annual
Tenant	Leases	GLA	Total GLA	Rent	Annual Rent	Rent PSF
In-place leases	16	43	10.9%	$2,561	14.6%	$59.56
SNO retail leases (1)	27	111	28.2%	8,612	49.2%	77.59
SNO office leases (1)	4	108	27.4%	6,328	36.2%	58.59
Total	47	262	66.5%	$17,501	100.0%	$66.80

(1) SNO = signed not yet opened leases.

Residential Portfolio

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the residential portfolio based on signed leases as of December 31, 2022, including Unconsolidated Properties presented at the Company’s proportional share and after giving effect to the pending termination:

State	Number of Properties	Annual Rent	% of Total Annual Rent	Total Acreage
Washington	1	$1,193	72.1%	12
California	4	461	27.9%	35
Total	5	$1,654	100.0%	47

Non-Core Portfolio

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the non-core portfolio based on signed leases as of December 31, 2022, including Unconsolidated Properties presented at the Company’s proportional share and after giving effect to the pending termination:

State	Number of Properties	Annual Rent	% of Total Annual Rent	Rent PSF
Nevada	2	$1,926	26.2%	$18.92
Florida	7	1,146	15.6%	19.87
Oregon	1	765	10.4%	17.00
Colorado	1	699	9.5%	11.31
California	4	682	9.3%	11.62
New York	2	648	8.8%	16.80
Ohio	3	382	5.2%	28.60
Arkansas	1	346	4.7%	26.56
Texas	3	270	3.7%	21.61
Illinois	3	255	3.5%	14.83
Total Top 10	27	$7,119	96.9%	$16.97
Other (1)	13	229	3.1%	N/A
Total	40	$7,348	100.0%	$17.51
(1)
Includes 7 states.

Other Unconsolidated Properties

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the other consolidated properties based on signed leases as of December 31, 2022, presented at the Company’s proportional share and after giving effect to the pending termination:

State	Number of Properties	Annual Rent	% of Total Annual Rent	Rent PSF
New Jersey	2	$3,331	54.6%	$24.14
Florida	2	1,156	18.9%	28.15
Connecticut	1	918	15.0%	10.43
Arizona	1	554	9.1%	14.77
Texas	3	120	2.0%	20.00
California	2	25	0.4%	—
New York	1	—	0.0%	—
Oregon	1	—	0.0%	—
Total	13	$6,104	100.0%	$19.63

Tenant Overview

The following table provides a summary of annual base rent for the other unconsolidated properties based on signed leases as of December 31, 2022, presented at the Company’s proportional share and after giving effect to the pending termination:

(in thousands except number of leases and PSF data)

	Number of	Leased	% of Total	Annual	% of Total	Annual
Tenant	Leases	GLA	Leased GLA	Rent	Annual Rent	Rent PSF
In-place leases	16	207	18.7%	$5,057	82.8%	$24.43
SNO retail leases (1)	4	104	9.4%	1,047	17.2%	10.07
Total	20	311	28.1%	$6,104	100.0%	$19.63

(1) SNO = signed not yet opened leases.

Lease Expirations

The following table sets forth a summary schedule of lease expirations for signed leases, including SNO leases, of our other unconsolidated properties as of December 31, 2022, presented at the Company’s proportional share and giving effect to the pending termination. The information set forth in the table assumes that no other tenants exercise renewal options or early termination rights:

(in thousands except number of leases)

Year	Number of Leases	Leased GLA	% of Total Leased GLA	Annual Rent	% of Total Annual Rent
Month-to-Month	—	—	0.0%	$—	0.0%
2023	—	—	0.0%	—	0.0%
2024	—	—	0.0%	—	0.0%
2025	1	5	1.5%	93	1.5%
2026	2	50	16.1%	1,292	21.2%
2027	1	8	2.4%	43	0.7%
2028	—	—	0.0%	—	0.0%
2029	1	5	1.6%	75	1.2%
2030	2	2	0.5%	113	1.8%
2031	3	15	4.9%	407	6.7%
2032	1	2	0.7%	70	1.1%
Thereafter	5	120	38.8%	2,964	48.6%
SNO Leases	4	104	33.4%	1,047	17.2%
Total	20	311	100.0%	$6,104	100.0%

ITEM 3. LEGAL PROCEEDINGS

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against, among others, Edward S. Lampert, ESL Investments, Inc. and certain of its affiliates and investors, Fairholme Capital Management, L.L.C., certain members of the Sears Holdings board of directors, and the Company, the Operating Partnership, and certain of our affiliates and subsidiaries (the Company, the Operating Partnership, and certain of our affiliates and subsidiaries collectively, the “Seritage Defendants”). The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD). The Litigation alleged, among other things, that certain transactions undertaken by Sears Holdings since 2011 constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings. The challenged transactions include the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings. The Litigation alleged, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid. The Litigation sought as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015 and return of the proceeds of the transactions between Sears Holdings and Seritage, or, in the alternative, (ii) payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property.

On October 15, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Second Amended Joint Chapter 11 Plan of Sears Holdings and its affiliated debtors (the “Chapter 11 Plan”). Pursuant to the terms of the Confirmation Order, upon the effective date of the Chapter Plan, a liquidating trust would be formed, and the Litigation would vest in the liquidating trust. The Confirmation Order further provides that, prior to the effective date of the Chapter 11 Plan and the formation of the liquidating trust, the Litigation would be controlled by five litigation designees selected by Sears Holdings and the Unsecured Creditors’ Committee (the “UCC”). For further information, refer to the Chapter 11 Plan, Confirmation Order and liquidating trust agreement, each of which has been publicly filed with the Bankruptcy Court.

On November 25, 2019, the Creditors’ Committee filed a first amended complaint (the “Amended Complaint”) in the Bankruptcy Court naming us and certain of our affiliates, as well as affiliates of ESL and Sears Holdings, and certain other third parties, as defendants. The Amended Complaint alleged, among other things, that certain transactions undertaken by Sears Holdings since 2011 (including the July 2015 transactions giving rise to Seritage, the execution of the Master Lease with Sears Holdings (the “Original Master Lease”), and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings and that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth hundreds of millions of dollars more than the purchase price paid. The Amended Complaint further alleged that certain releases provided to Seritage and certain other defendants in connection with the Sears Holdings derivative litigation in the Delaware Court of Chancery in 2017 should be avoided and/or declared null and void as an actual and/or constructive fraudulent conveyance. The Amended Complaint sought as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers, disgorgement, recovery of the property fraudulently transferred or, in the alternative, compensatory damages in an unspecified amount to be determined at trial, equitable subordination and disallowance of defendants’ claims as creditors, punitive and exemplary damages for any intentional wrongdoing, and reasonable attorneys’ fees, costs, and expenses.

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

The Company made a settlement payment of $35.5 million based on the Company’s contribution to the settlement of the Litigation. This payment is recorded as litigation settlement in the consolidated statements of operations during the year ended December 31, 2022.

On March 2, 2021, the Company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit is seeking, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Litigation discussed above. Any amounts received from the insurers will offset the Seritage Defendants’ contribution. The Company reached settlement agreements with two of the D&O Insurers for gross proceeds of $12.7 million. Subsequent to December 31, 2022, the Company reached a settlement agreement with the other two D&O Insurers for gross proceeds of $11.6 million.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company. As of December 31, 2022, and December 31, 2021, the Company did not record any amounts for litigation or other matters aside from the settlement payment of $35.5 million noted above.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “SRG”.

The following graph provides a comparison, from December 31, 2017 through December 31, 2022, of the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Class A shares of the Company, the Standard & Poor's ("S&P") 500 Index and the MSCI US REIT Index, an industry index of publicly-traded REITs.

Index		12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Seritage Growth Properties	Cumulative$	100	80	99	36	33	29
	Return %		(20)	(1)	(64)	(67)	(71)
S&P 500	Cumulative$	100	94	121	140	178	144
	Return %		(6)	21	40	78	44
MSCI US REIT Index	Cumulative$	100	91	110	98	136	99
	Return %		(9)	10	(2)	36	(1)

Common Shares and Operating Partnership Units

On March 6, 2023, the reported closing sale price per share of our Class A common stock on the NYSE was $10.78.

As of March 6, 2023, there were 56,059,530 Class A common shares issued and outstanding which were held by approximately 127 shareholders of record. The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name.

As of March 6, 2023, no outstanding Operating Partnership units (“OP Units”) were held by limited partners other than the Company. The OP Units were generally exchangeable into shares of Class A common stock on a one-for-one basis. Seritage, and its consolidating subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class C non-voting common shares have economic rights, but do not have voting rights. Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share. As of March 6, 2023, there are no Class B non-economic common shares outstanding and there are no Class C non-voting common shares outstanding.

Share-Based Compensation

The following table provides information with respect to the Company’s equity compensation plan as of December 31, 2022:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	535,650	(1)	n/a	(2)	2,192,838	(3)
Total	535,650		—		2,192,838

(1)
Represents restricted stock awards and units previously granted and that remain unvested as of December 31, 2022.
(2)
Weighted average exercise price does not apply to restricted stock units (“RSU”).
(3)
Shares remaining available for future issuance under the Seritage Growth Properties 2015 Share Plan, taking into account 84,216 shares of restricted stock previously granted and 972,946 shares subject to grants of RSUs previously granted (including those that remain unvested reported in column (a)).

Dividends and Distributions

The timing, amount and composition of all distributions will be made by the Company at the discretion of its Board of Trustees. Such distributions will depend on the financial position, results of operations, cash flows, capital requirements, debt covenants, applicable law and other factors as the Board of Trustees of Seritage deems relevant.

The Company declared a dividend on the Company’s Class A and Class C common shares for the first quarter of 2019 and has not declared dividends on the Company’s Class A and Class C common shares since that time.

REIT Election

On March 31, 2022, the Company announced that its Board of Trustees, with the recommendation of the Special Committee, approved a plan to terminate the Company's REIT status and become a taxable C Corporation effective January 1, 2022. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2022, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2021 tax year and prior years, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place through December 31, 2021. Refer to Note 7 – Income Taxes of the Notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

For discussion of 2020 items and year-over-year comparisons between 2021 and 2020 that are not included in this Annual Report, refer to “Item 7. – Management Discussion and Analysis of Financial Condition and Results of Operations” found in our Annual Report for the fiscal year ended December 31, 2021, that was filed with the Securities and Exchange Commission on March 16, 2022.

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

Overview

Prior to our adoption of the Plan for Sale, we were principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of December 31, 2022, our portfolio consisted of interests in 97 properties comprised of approximately 13.5 million square feet of GLA or build-to-suit leased area, approximately 157 acres held for or under development and approximately 6.1 million square feet or approximately 498 acres to be disposed of. The portfolio consists of approximately 10.8 million square feet of GLA held by 80 Consolidated Properties and 2.6 million square feet of GLA held by 17 Unconsolidated Properties.

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

The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, at which time the Plan of Sale was approved by the shareholders, following our filing of a final proxy statement with the SEC on September 14, 2022. See Note 1 – Organization of the Notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information about the Plan of Sale. The strategic review process remains ongoing as the Company executes the Plan of Sale. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.”

Impairment of real estate assets and investments in unconsolidated entities

In the first quarter of 2022, we announced a review of strategic alternatives, following which it was determined that the best course to maximize shareholder value was to seek approval for a plan of sale. As a result of the foregoing, our intent, anticipated holding periods and/or projected cash flows with respect to certain assets evolved. This triggered a recoverability analysis of the carrying value of those assets over their respective holding periods. We have recognized $126.9 million of impairment losses in the year ended December 31, 2022, which are included in impairment on real estate assets within the consolidated statements of operations, in part as a result of this portfolio review. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our Consolidated Properties and investments in unconsolidated entities.

Board of Trustees Matters

On March 1, 2022, the Company announced that Mr. Lampert retired as its Chairman and resigned from the Board of Trustees effective March 1, 2022. On March 30, 2022, the Company elected Mr. Adam Metz to the Board of Trustees. On April 26, 2022, the Company elected Mr. Mitchell Sabshon, Ms. Talya Nevo-Hacohen and Mr. Mark Wilsmann to the Board of Trustees and announced the resignation of Mr. David Fawer and Mr. Thomas Steinberg from the Board of Trustees.

Asset Sales and Unconsolidated Properties

During the year ended December 31, 2022, the Company sold 65 wholly owned assets, generating gross proceeds of $650.3 million and also monetized eight unconsolidated properties for an additional $69.3 million of gross proceeds.

As of March 6, 2023, we had 22 assets under contract to sell for total anticipated proceeds of $366.3 million, subject to buyer diligence and closing conditions.

Effects of Natural Disasters

The Company assessed the impact of the natural disasters that occurred during the year ended December 31, 2022 and determined that natural disasters did not have a material impact on our operating results or financial position. The Company did not experience interruptions in rental payments related to natural disasters nor has it incurred material capital expenditures to repair any property damage. As a result of changes to weather patterns caused by climate change, our properties could experience increased storm intensity and other natural disasters in future periods and, as such, we cannot provide assurance that natural disasters will not have a material impact on our financial condition, results of operations or cash flows over the foreseeable future.

COVID-19 Pandemic

The COVID-19 pandemic has caused and continues to cause significant impacts on the real estate industry in the United States, including the Company’s properties.

As a result of the development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions may change, potentially significantly, in future periods and results for the year ended December 31, 2022 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

As of December 31, 2022, we had collected 99.6% of rental income for the year ended December 31, 2022. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

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

Comparison of the Year Ended December 31, 2022 to the Year Ended December 31, 2021

The following table presents selected data on comparative results from the Company’s consolidated statements of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021 (in thousands):

	Year Ended December 31,
	2022	2021	$ Change	% Change
Revenue
Rental income	$104,609	$115,651	$(11,042)	-10%
Expenses
Property operating	$41,770	$45,007	$(3,237)	-7%
Real estate taxes	23,950	35,256	(11,306)	-32%
Depreciation and amortization	41,114	51,199	(10,085)	-20%
General and administrative	47,634	41,949	5,685	14%
Litigation settlement	35,533	—	35,533	100%
Gain on sale of real estate	211,936	221,681	(9,745)	-4%
Loss on sale of interests in unconsolidated entities	(677)	—	(677)	100%
Impairment on real estate assets	(126,887)	(95,826)	(31,061)	32%
Equity in loss of unconsolidated entities	(72,080)	(9,226)	(62,854)	681%
Interest and other income	37,753	9,285	28,468	307%
Interest expense	(86,730)	(107,975)	21,245	-20%

Rental Income

The following table presents the results for rental income for the year ended December 31, 2022, as compared to the corresponding period in 2021 (in thousands):

	Year Ended December 31,
	2022		2021
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
Diversified tenants	$103,356	99%	$108,845	94%	$(5,489)
Sears/Kmart	—	0%	4,510	4%	(4,510)
Straight-line rent	1,271	1%	2,269	2%	(998)
Amortization of above/below market leases	(18)	0%	27	0%	(45)
Total rental income	$104,609	100%	$115,651	100%	$(11,042)

The decrease of $4.5 million in Sears or Kmart rental income is due to a reduction in the number of properties leased to Sears or Kmart under the Holdco Master Lease, as a result of terminations. As of March 15, 2021, Sears no longer occupies space at any properties.

The decrease of $5.5 million in diversified tenants rental income during 2022 was primarily due to property sales.

The decrease of $1.0 million in straight-line rental income during 2022 was due primarily to property sales.

Property Operating Expenses and Real Estate Taxes

The decrease of $3.2 million in property operating expense and the decrease of $11.3 million in real estate taxes for the year ended December 31, 2022 was due primarily to asset sales and partially offset by a decrease in amounts capitalized.

Depreciation and Amortization Expenses

The decrease of $10.1 million in depreciation and amortization expenses for the year ended December 31, 2022 was due primarily to a decrease of $9.1 million net scheduled depreciation due to sales.

Litigation Settlement

During the year ended December 31, 2022, the Company recorded a $35.5 million litigation settlement related to the settlement of the Litigation, which the Court approved on September 2, 2022, and which Litigation was settled on October 18, 2022. We paid the settlement amount described above in October 2022. See Note 9 – Commitments and Contingencies.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The increase of $5.7 million for the year ended December 31, 2022 was primarily driven by an increase in third-party consultants utilized to execute the Plan of Sale and the implementation of retention bonuses in order to retain employees as a result of the Plan of Sale. This was partially offset by a decrease in other compensation expenses, resulting from a decrease in employee head count, and a decrease in restructuring costs which had been incurred in the second quarter of 2021.

Gain on Sale of Real Estate

During the year ended December 31, 2022, the Company sold 65 properties, for aggregate consideration of $650.3 million and recorded a gain totaling $211.9 million, which is included in gain on sale of real estate within the consolidated statements of operations.

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

Loss on Sale of Interests in Unconsolidated Entities

During the year ended December 31, 2022, the Company sold interests in three unconsolidated entities, and recorded a loss totaling $0.7 million, which is included in loss on sale of interests in unconsolidated entities, net within the consolidated statement of operations. There were no such transactions during the year ended December 31, 2021.

Impairment of Real Estate Assets

During the year ended December 31, 2022, the Company recognized $126.9 million in impairment of 42 real estate assets, which is included within the consolidated statements of operations. These impairments arose from the Company’s plan to sell these properties resulting in a reduction to the holding periods of all properties, which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment.

During 2021, the Company recognized $95.8 million in impairment of 39 real estate assets, which is included within the consolidated statements of operations.

Equity in Loss of Unconsolidated Entities

The increase of $62.9 million in equity in loss of unconsolidated entities for the year ended December 31, 2022 was driven by $65.7 million impairment charges recorded on three underlying properties, resulting in the Company picking up its share of impairment totaling $32.9 million plus other-than-temporary impairment recorded to our investments of $35.6 million. These impairments arose from the Company’s plan to sell these properties resulting in a reduction to the holding periods of all its investments in unconsolidated entities, which triggered the need for an impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures. This increase in equity in loss is partially offset by $2.6 million in gain on sale recorded at the unconsolidated entity level during the year for the sale of five properties during the year ended December 31, 2022. There were no such impairments during the year ended December 31, 2021.

Interest and Other Income

The increase of $28.5 million in interest and other income is due to the extinguishments of $13.9 million of historical Sears liabilities and $9.5 million of environmental reserve plus $12.3 million of net insurance proceeds relating to our D&O litigation during the year ended December 31, 2022. This increase is partially offset by $8.0 million of insurance proceeds received during the year ended December 31, 2021.

Interest Expense

The decrease of $21.2 million in interest expense for the year ended December 31, 2022, which was a result of the partial Term Loan pay-downs totaling $160 million during the year ended December 31, 2021 and $410 million during the year ended December 31, 2022. Interest was further decreased due to mortgage recording costs incurred in the prior year that did not recur in the current year.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and the reinvestment in and redevelopment of our properties (“development expenditures”). Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the year ended December 31, 2022 and the Company recorded net operating cash outflows of $117.9 million. Additionally, the Company generated net investing cash inflows of $586.1 million during the year ended December 31, 2022, which were driven by asset sales and partially offset by development expenditures and recorded financing cash outflows of $437.0 million, primarily due to repayment of the Term Loan Facility.

Obligations are projected to continue to exceed property rental income and we expect to fund such Obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement.

•
Sales of interests in Consolidated Properties. As of December 31, 2022, we have sold 148 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $1.6 billion of gross proceeds since we began our capital recycling program in July 2017;
•
Sales of interests in Unconsolidated Properties. As of December 31, 2022, we have sold our interests in 23 Unconsolidated Properties and generated approximately $362.9 million of gross proceeds since July 2017. Certain of our unconsolidated entity agreements also include rights that allow us to sell our interests in select Unconsolidated Properties to our partners at fair market value;
•
New unconsolidated entities. As of December 31, 2022, we have contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures in proportion to our partners’ interests in the unconsolidated entities; and
•
Unconsolidated entities debt. We may incur property-level debt in new or existing unconsolidated entities, including construction financing for properties under development and longer-term mortgage debt for stabilized properties.

Subsequent to December 31, 2022, we sold 18 assets for gross proceeds of $238.6 million. As of March 6, 2023, we had 17 assets under contract for sale with no due diligence contingencies for total anticipated proceeds of $326.7 million and 5 assets under contract for sale subject to customary due diligence for total anticipated proceeds of $39.6 million. All asset sales are subject to closing conditions. Additionally, we are currently negotiating the pricing on three put options that we have exercised. We anticipate proceeds from the exercise of the put options will be at least $90.0 million.

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

On November 24, 2021, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Second Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that (i) the “make whole” provision in the Senior Secured Term Loan Agreement shall not be applicable to prepayments of principal; and (ii) the Senior Secured Term Loan Agreement, as amended for (i) above, may at the Operating Partnership’s election be extended for two years from July 31, 2023 to July 31, 2025 (the “Maturity Date”) if its principal has been reduced to $800 million by the Maturity Date. In all other respects, the Term Loan Agreement remains unchanged.

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

Through December 31, 2022, we repaid $570.0 million against the principal of the Term Loan Facility. Our outstanding balance as of December 31, 2022, was $1.03 billion. Subsequent to December 31, 2022, we made a $230.0 million prepayment on the Term Loan Facility, bringing our outstanding balance to $800 million as of March 6, 2023. Pursuant to the terms of the Term Loan Facility, by reducing our outstanding principal balance to $800 million, the maturity date for the Term Loan Facility was extended for two years to July 31, 2025.

In addition to the anticipated proceeds totaling $366.3 million of assets under contract referenced above, we have accepted offers and are currently negotiating definitive purchase and sale agreements on 13 assets with offers of approximately $98.0 million, and expect minimum proceeds of $90.0 million from the exercise of three put options.

The availability of liquidity from the above sources or initiatives is subject to a range of risks and uncertainties, including those discussed under “Risk Factors—We have ongoing capital needs and may not be able to obtain additional financing or other sources of funding on acceptable terms.”

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

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the Term Loan Amendment as further described below. As of December 31, 2022, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

The Term Loan Facility includes certain financial metrics to govern springing collateral requirements and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.20 to 1.00 for each fiscal quarter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.30 to 1.00 for each fiscal quarter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics limits the Company’s ability to dispose of assets via sale or joint venture and triggers the springing mortgage and collateral requirements but will not result in an event of default. The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of December 31, 2022, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and, as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below) executed on June 16, 2022 eliminates this requirement. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement. As of December 31, 2022 and 2021, the unamortized balance of the Company’s debt issuance costs were $0.2 million and $0.7 million, respectively.

On May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permits the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million. In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement). Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on July 31, 2023; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the $400 million incremental funding facility under the Term Loan Agreement. The Company has paid all interest due under the Term Loan Agreement and has not deferred any interest as permitted under the Term Loan Amendment.

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

As of December 31, 2022, the Company has paid down $570 million towards the Term Loan’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of December 31, 2022 was $1.03 billion. Subsequent to December 31, 2022, the Company paid down an additional $230.0 million on the Term Loan Facility, reducing the unpaid principal balance to $800 million. Pursuant to the terms of the Term Loan Facility, by reducing our outstanding principal balance to $800 million, the maturity date for the Term Loan Facility was extended for two years to July 31, 2025.

The Company currently anticipates it will continue to use sales of Consolidated Properties as the primary source of capital to repay principal on the Term Loan and its obligations.

Preferred Shares

As of December 31, 2022, we had 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) outstanding. As of December 14, 2022, we may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during 2022. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Company’s Board of Trustees also declared the following dividends on Company’s Series A Preferred Shares during 2023, 2022 and 2021:

Declaration Date	Record Date	Payment Date	Preferred Share
2023
February 15	March 31	April 17	$0.43750
2022
November 1	December 30	January 16, 2023	$0.43750
July 26	September 30	October 17	0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750

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

Information concerning our obligations and commitments to make future payments under contracts for these loan and lease agreements as of December 31, 2022 is aggregated in the following table (in thousands):

		Payments due by Period
		Within			After
Minimum Cash Requirements	Total	1 year	1 - 3 years	3 -5 years	5 years
Long-term debt (1)(2)	$1,075,745	$1,075,745	$—	$—	$—
Operating leases	8,687	1,089	3,518	2,100	1,980
Total	$1,084,432	$1,076,834	$3,518	$2,100	$1,980

(1) Includes expected interest payments.
(1) Due to the reduction of the Term Loan Facility to $800 million as of February 2, 2023, the maturity date was extended to July 31, 2025.

Capital Expenditures

During the year ended December 31, 2022 the Company invested $99.3 million in our consolidated development and operating properties and an additional $25.5 million into our unconsolidated joint ventures.

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

During the year ended December 31, 2022 , we incurred no maintenance capital expenditures and approximately $2.6 million during the year ended December 31, 2021 that were not associated with retenanting and redevelopment projects.

Cash Flows for the Year Ended December 31, 2022 Compared to December 31, 2021

The following table summarizes the Company’s cash flow activities for the years ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31,
	2022	2021	$ Change
Net cash used in operating activities	$(117,923)	$(135,996)	$18,073
Net cash provided by investing activities	586,079	260,707	325,372
Net cash used in financing activities	(436,970)	(161,212)	(275,758)

Cash Flows from Operating Activities

Significant components of net cash used in operating activities include:

−
In 2022, a decrease in rental income and a decrease in accounts payable, accrued expenses and other liabilities; and
−
In 2021, a decrease in rental income and a decrease in accounts payable, accrued expenses and other liabilities, partially offset by a decrease in tenant and other receivables.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

−
In 2022, $643.3 million of net proceeds from the sale of real estate and $67.6 million of distributions and proceeds from the disposition of interests in unconsolidated entities offset by development of real estate of ($99.3) million and investments in unconsolidated entities of ($25.5) million; and
−
In 2021, $381.4 million of net proceeds from the sale of real estate offset by development of real estate of ($105.7) million and investments in unconsolidated entities of ($38.6) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

−
In 2022, ($410.0) million cash repayment of Term Loan Facility principal, ($22.1) million cash repayment to terminate sale-leaseback financing obligation, and ($4.9) million cash payment of preferred dividends; and
−
In 2021, ($160.0) million cash repayment of Term Loan Facility principal, and ($4.9) million cash payment of preferred dividends, partially offset by $4.0 million contributions from noncontrolling interest in other partnerships.

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

The Litigation alleged, among other things, that certain transactions undertaken by Sears Holdings since 2011 constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings. The challenged transactions include the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings. The Litigation alleged, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid. The Litigation sought as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015 and return of the proceeds of the transactions between Sears Holdings and Seritage, or, in the alternative, (ii) payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property.

On October 15, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Second Amended Joint Chapter 11 Plan of Sears Holdings and its affiliated debtors (the “Chapter 11 Plan”). Pursuant to the terms of the Confirmation Order, upon the effective date of the Chapter Plan, a liquidating trust would be formed, and the Litigation would vest in the liquidating trust. The Confirmation Order further provides that, prior to the effective date of the Chapter 11 Plan and the formation of the liquidating trust, the Litigation would be controlled by five litigation designees selected by Sears Holdings and the Unsecured Creditors’ Committee (the “UCC”). For further information, refer to the Chapter 11 Plan, Confirmation Order and liquidating trust agreement, each of which has been publicly filed with the Bankruptcy Court.

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

The Company made a settlement payment of $35.5 million based on the Company’s contributions to the settlement of the Litigation. This payment is recorded as litigation settlement in the consolidated statement of operations during the year ended December 31, 2022.

On March 2, 2021, the Company brought a lawsuit in Delaware state court against the D&O Insurers. The Company’s lawsuit is seeking, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Litigation discussed above. Any amounts received from the insurers will offset the Seritage Defendants’ contribution. The Company reached settlement agreements with two of the D&O Insurers for gross proceeds of $12.7 million. Subsequent to December 31, 2022, the Company reached a settlement agreement with the other two D&O Insurers for gross proceeds of $11.6 million.

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

Real Estate Investments

The Company on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects including the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized $126.9 million and $95.8 million in impairment losses for the years ended December 31, 2022 and 2021.

Investments in Unconsolidated Entities

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions which include macroeconomic conditions that the value of the Company’s investments in unconsolidated entities may be impaired. An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value. The Company recorded $35.6 million in other-than-temporary impairment losses in investments in unconsolidated entities for the year ended December 31, 2022. No such impairment losses were recognized for the year ended December 31, 2021.

Revenue Recognition

We evaluate on an individual lease basis whether it is probable that we will collect substantially all amounts due from our tenants and recognize changes in the collectability assessment of our operating leases as adjustments to rental revenue. Management exercises judgment in assessing collectability of tenant receivables and considers payment history, current credit status, publicly available information about the financial condition of the tenant, and other factors. Our assessment of the collectability of tenant receivables can have a significant impact on the rental revenue recognized in our consolidated statements of income.

Recent Accounting Pronouncements

Refer to Note 2 of the consolidated financial statements for recently issued accounting pronouncements.

Non-GAAP Supplemental Financial Measures and Definitions

The Company makes reference to NOI and Total NOI which are financial measures that include adjustments to GAAP.

Net Operating Income (“NOI”) and Total NOI

NOI is defined as income from property operations less property operating expenses. Other real estate companies may use different methodologies for calculating NOI, and accordingly, the Company's depiction of NOI may not be comparable to other real estate companies. The Company believes NOI provides useful information regarding Seritage, its financial condition, and results of operations because it reflects only those income and expense items that are incurred at the property level.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,
NOI and Total NOI	2022	2021	2020
Net loss	$(120,097)	$(38,985)	$(152,964)
Termination fee income	(369)	(3,378)	(7,604)
Management and other fee income	(2,446)	(1,032)	(293)
Depreciation and amortization	41,114	51,199	95,997
General and administrative expenses	47,634	41,949	28,849
Litigation settlement	35,533	—	-
Equity in loss of Unconsolidated Properties	72,080	9,226	4,712
Loss (gain) on sale of interests in Unconsolidated Properties	677	—	(1,758)
Gain on sale of real estate	(211,936)	(221,681)	(88,555)
Impairment of real estate assets	126,887	95,826	64,108
Interest and other income	(37,753)	(9,285)	(3,394)
Interest expense	86,730	107,975	91,316
Income taxes	466	196	252
Straight-line rent adjustment	(1,271)	(2,269)	4,983
Above/below market rental income/expense	223	176	(1,793)
NOI	$37,472	$29,917	$33,856
Unconsolidated entities (1)
NOI of Unconsolidated Properties (2)	7,785	6,942	6,122
Straight-line rent	(1,017)	(885)	(681)
Above/below market rental income/expense	24	131	(713)
Termination fee income	(787)	(588)	(827)
Total NOI	$43,477	$35,517	$37,757

(1) Activity represents the Company's proportionate share of unconsolidated entity activity.
(2) NOI of Unconsolidated Properties excludes depreciation and amortization, gains, losses and impairments and management and administrative costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2022, we had $1.03 billion of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility which is based on a fixed term and imputed interest rate and therefore, neither are subject to interest rate fluctuations.

As of December 31, 2022, the estimated fair value of our consolidated debt was $1.0 billion. The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

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

As of December 31, 2022, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).” Based on this assessment, management believes that, as of December 31, 2022, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is included herein.

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our definitive proxy statement with respect to our 2023 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)
Consolidated Financial Statements and Consolidated Financial Statement Schedule.

The consolidated financial statements and consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(b)
Exhibits.

Exhibit No.	Description	SEC Document Reference

2.1	Subscription, Distribution and Purchase and Sale Agreement, dated as of June 8, 2015, by and between Seritage Growth Properties and Sears Holdings Corporation	Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-11, filed on June 9, 2015.

3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 10, 2015.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 8-A, filed on December 14, 2017.

3.3	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on May 3, 2019.

4.1	Registration Rights Agreement by and among Seritage Growth Properties, ESL Investments, Inc., and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 10, 2015.

4.2	Form of specimen certificate evidencing the 7.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed on December 14, 2017.

4.3	Description of Capital Stock of Seritage Growth Properties Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K, filed on March 2, 2020.

10.1	Transition Services Agreement by and between Sears Holdings Management Corporation and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 10, 2015.

10.2	Amended and Restated Agreement of Limited Partnership of Seritage Growth Properties, L.P., dated as of January 4, 2023	Filed herewith.

10.3*	Holdco Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC, dated as of February 28, 2019	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 15, 2019.

10.4*	Side Letter to Holdco Master Lease, by and among Seritage KMT Finance LLC, Seritage SRC Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC, dated as of February 28, 2019	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 15, 2019.

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

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 28, 2017.

10.14†	Form of Seritage Growth Properties 2015 Share Plan	Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-11, filed on May 11, 2015.

10.15†	Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.6 to our Current Report on Form 8-K, filed on July 10, 2015.

10.16†	Form of Seritage Growth Properties Restricted Share Agreement	Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K, filed on March 1, 2017.

10.17†	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement	Incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K, filed on July 10, 2015.

10.18†	Form of Seritage Growth Properties Annual P-RSU Restricted Share Agreement	Incorporated by reference to Exhibit 10.9 to our Current Report on Form 8-K, filed on July 10, 2015.

10.19†	Letter Agreement, dated May 15, 2015, between Matthew Fernand and Seritage Growth Properties	Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-11, filed on May 26, 2015.

10.20	Exchange Agreement by and among Seritage Growth Properties, Seritage Growth Properties, L.P., ESL Partners, L.P., and Edward S. Lampert, dated as of June 26, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 2, 2015.

10.21	Exchange Agreement by and among Seritage Growth Properties and Fairholme Capital Management, L.L.C., dated as of June 30, 2015	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 2, 2015.

10.22	Senior Secured Term Loan Agreement, dated July 31, 2018, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 31, 2018.

10.23†	Form of Seritage Growth Properties Time-Vesting Restricted Share Unit Agreement – 2018 Incentive RSUs	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q, filed on August 3, 2018.

10.24†	Form of Seritage Growth Properties Performance-Vesting Restricted Share Unit Agreement – 2018 Incentive P-RSUs	Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q, filed on August 3, 2018.

10.25	First Amendment to the Master Lease, effective as of October 29, 2019, by and among Seritage SRC Finance LLC and Seritage KMT Finance LLC	Incorporated by reference to Exhibit 10.33 to our Annual Report on Form 10-K, filed on March 2, 2020.

10.26	Amendment No. 1 to Senior Secured Term Loan Agreement, dated May 5, 2020, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 8, 2020.

10.27

Master Lease Modification and Settlement Agreement, dated as of June 3, 2020, by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC

Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 4, 2020.

10.28

Second Master Lease Modification and Settlement Agreement, dated December 02, 2020, by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC

Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K, filed on March 15, 2021.

10.29†	Employment Agreement, dated February 7, 2021, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 9, 2021.

10.30	Amendment No. 2 to Senior Secured Term Loan Agreement, dated November 24, 2021, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 26, 2021.

10.31†	Employment Agreement Amendment, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q, filed on May 10, 2022

10.32†	Employment Offer Letter Addendum, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Matthew Fernand	Incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q, filed on May 10, 2022

10.33†	Employment Offer Letter Addendum, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Eric Dinenberg	Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q, filed on May 10, 2022

10.34†	Letter Agreement, dated March 14, 2019, between Eric Dinenberg and Seritage Growth Properties	Filed herewith.

21.1	List of subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

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

SERITAGE GROWTH PROPERTIES

Dated: March 14, 2023	/s/ Andrea Olshan

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrea Olshan	Chief Executive Officer and President (principal executive officer)	March 14, 2023
Andrea Olshan

/s/ John Garilli	Interim Chief Financial Officer (principal financial and accounting officer)	March 14, 2023
John Garilli

/s/ Adam Metz	Trustee	March 14, 2023
Adam Metz

/s/ John T. McClain	Trustee	March 14, 2023
John T. McClain

/s/ Sharon Osberg	Trustee	March 14, 2023
Sharon Osberg

/s/ Mitchell Sabshon	Trustee	March 14, 2023
Mitchell Sabshon

/s/ Talya Nevo-Hacohen	Trustee	March 14, 2023
Talya Nevo-Hacohen

/s/ Allison Thrush	Trustee	March 14, 2023
Allison Thrush

/s/ Mark Wilsmann	Trustee	March 14, 2023
Mark Wilsmann

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Seritage Growth Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2023, expressed an unqualified opinion on the Company’s internal control over financial reporting.

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

Liquidity — Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations and certain development expenditures incurred during the year ended December 31, 2022. Obligations and certain development expenditures are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources, including cash on hand and sales of consolidated and unconsolidated properties.

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
•
We tested the Company’s paydowns of the Term Loan Facility and extension of the maturity date by tracing to cash support and obtaining a debt confirmation.
•
We engaged in discussions with management regarding the Company’s intent and ability to generate the planned capital through sales of properties and exercise of available put options with its joint venture partners.
•
We evaluated management’s plans in the context of other audit evidence and analyzed external filings and press releases to determine whether it supported or contradicted the conclusion reached by management.

Real Estate Investments – Impairment and Investments in Unconsolidated Entities – Other Than Temporary Impairment – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company, on a periodic basis, assesses whether there are indicators that (i) the carrying value of real estate assets may not be recoverable or (ii) investments in unconsolidated entities may be other than temporarily impaired.

If an indicator is identified for a real estate investment, management will estimate the real estate asset recoverability based on projected operating cash flows to determine if the undiscounted cash flows are less than the real estate asset’s carrying value. If the carrying value of a real estate asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying value over its estimated fair value.

If an indicator is identified for an investment in unconsolidated entity for which management determines its investment is other than temporarily impaired, management will determine the estimated fair value of its investment. An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent other-than-temporary- impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value.

The Company makes significant assumptions in estimating fair value, including, as necessary, capitalization rate, discount rate, and sales comparables to determine the estimated fair value of real estate assets and investments in unconsolidated entities. The Company recorded approximately $126.9 million of impairment losses on real estate assets and $35.6 million of other than temporary impairment losses on investments in unconsolidated entities during the year ended December 31, 2022.

The Company’s assumptions used in estimating the estimated fair value for real estate assets and investments in unconsolidated entities when impairment exists, is subjective and requires judgment. For investments in unconsolidated entities, the Company also utilizes judgment in determining if the impairment is temporary or other than temporary. Because of this, auditing these assumptions required a high degree of auditor judgment and extensive auditor effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating management’s estimated fair value of real estate assets and investments in unconsolidated entities included the following, among others:

•
We tested the effectiveness of the controls over management’s evaluation of real estate assets for impairment and investment in unconsolidated entities for other than temporary impairment, specifically controls over the estimated fair value of real estate assets and investments in unconsolidated entities.
•
We evaluated whether the assumptions were consistent with evidence obtained in other areas of the audit and industry reports.
•
We engaged in discussions with management to evaluate the Company’s plans to develop an asset or investment, dispose of an asset or investment when evaluating the assumptions made by management and the considerations around when an investment in an unconsolidated entity is determined to be other than temporarily impaired.
•
We evaluated the Company’s plans in the context of other audit evidence and analyzed external filings and press releases to determine whether it supported or contradicted the conclusion reached by management.
•
We evaluated the Company’s determination of the estimated fair value for real estate assets and investments in unconsolidated entities that had an indicator of non-recoverability by performing the following:
o
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including testing the source information underlying the determination, as necessary, of the capitalization rates, discount rates and sales comparables and (3) mathematical accuracy of the cash flow and estimated fair value models utilized by management.

/s/ Deloitte & Touche LLP

New York, New York

March 14, 2023

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders of Seritage Growth Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report dated March 14, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

New York, New York

March 14, 2023

SERITAGE GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Investment in real estate
Land	$172,813	$475,667
Buildings and improvements	463,616	994,221
Accumulated depreciation	(57,330)	(154,971)
	579,099	1,314,917
Construction in progress	185,324	381,194
Net investment in real estate	764,423	1,696,111
Real estate held for sale	455,617	—
Investment in unconsolidated entities	382,597	498,563
Cash and cash equivalents	133,480	106,602
Restricted cash	11,459	7,151
Tenant and other receivables, net	41,495	29,111
Lease intangible assets, net	1,791	14,817
Prepaid expenses, deferred expenses and other assets, net	50,859	61,783
Total assets (1)	$1,841,721	$2,414,138

LIABILITIES AND EQUITY
Liabilities
Term loan facility, net	$1,029,754	$1,439,332
Sales-leaseback financing obligations	—	20,627
Accounts payable, accrued expenses and other liabilities	89,368	109,379
Total liabilities (1)	1,119,122	1,569,338

Commitments and contingencies (Note 9)

Shareholders’ Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,052,546 and 43,632,364 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	561	436
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of December 31, 2022 and December 31, 2021; liquidation preference of $70,000	28	28
Additional paid-in capital	1,360,411	1,241,048
Accumulated deficit	(640,531)	(553,771)
Total shareholders’ equity	720,469	687,741
Non-controlling interests	2,130	157,059
Total equity	722,599	844,800
Total liabilities and equity	$1,841,721	$2,414,138

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets, as of December 31, 2022, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(1.0) million of accumulated depreciation and $4.0 million of other assets included in other line items. The consolidated balance sheets, as of December 31, 2021, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(0.9) million of accumulated depreciation and $4.0 million of other assets included in other line items.

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
REVENUE
Rental income	$104,609	$115,651	$116,202
Management and other fee income	2,446	1,032	293
Total revenue	107,055	116,683	116,495
EXPENSES
Property operating	41,770	45,007	41,164
Real estate taxes	23,950	35,256	36,768
Depreciation and amortization	41,114	51,199	95,997
General and administrative	47,634	41,949	28,849
Litigation settlement	35,533	—	—
Total expenses	190,001	173,411	202,778
Gain on sale of real estate	211,936	221,681	88,555
(Loss) gain on sale of interests in unconsolidated entities	(677)	—	1,758
Impairment of real estate assets	(126,887)	(95,826)	(64,108)
Equity in loss of unconsolidated entities	(72,080)	(9,226)	(4,712)
Interest and other income	37,753	9,285	3,394
Interest expense	(86,730)	(107,975)	(91,316)
Loss before income taxes	(119,631)	(38,789)	(152,712)
Income tax expense	(466)	(196)	(252)
Net loss	(120,097)	(38,985)	(152,964)
Net loss attributable to non-controlling interests	46,152	10,836	47,938
Net loss attributable to Seritage	$(73,945)	$(28,149)	$(105,026)
Preferred dividends	(4,900)	(4,900)	(4,900)
Net loss attributable to Seritage common shareholders	$(78,845)	$(33,049)	$(109,926)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(1.59)	$(0.78)	$(2.87)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(1.59)	$(0.78)	$(2.87)
Weighted average Class A common shares outstanding - Basic	49,729	42,393	38,298
Weighted average Class A common shares outstanding - Diluted	49,729	42,393	38,298

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except per share and unit amounts)

							Additional		Non-
	Class A Common		Class B Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2020	36,897	$369	1,243	$12	2,800	$28	$1,149,721	$(418,711)	$311,951	$1,043,370
Net loss	—	—	—	—	—	—	—	(105,026)	(47,938)	(152,964)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	97	1	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	(2,779)	—	—	(2,779)
Share class surrenders (1,242,536 common shares)	—	—	(1,243)	(12)	—	—	12	—	—	—
OP Unit exchanges (1,901,739 units)	1,902	19	—	—	—	—	30,307	—	(30,326)	—
Balance at December 31, 2020	38,896	$389	—	$—	2,800	$28	$1,177,260	$(528,637)	$233,687	$882,727

							Additional		Non-
	Class A Common		Class B Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2021	38,896	$389	—	$—	2,800	$28	$1,177,260	$(528,637)	$233,687	$882,727
Net loss	—	—	—	—	—	—	—	(28,149)	(10,836)	(38,985)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	88	1	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	2,000	—	—	2,000
OP Unit exchanges (4,647,943 units)	4,648	46	—	—	—	—	61,789	—	(61,835)	—
Contributions to consolidated joint ventures	—	—	—	—	—	—	—	7,915	(3,957)	3,958
Balance at December 31, 2021	43,632	$436	—	$—	2,800	$28	$1,241,048	$(553,771)	$157,059	$844,800

							Additional		Non-
	Class A Common		Class B Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2022	43,632	$436	—	$—	2,800	$28	$1,241,048	$(553,771)	$157,059	$844,800
Net loss	—	—	—	—	—	—	—	(73,945)	(46,152)	(120,097)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	66	1	—	—	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	—	—	2,796	—	—	2,796
OP Unit exchanges (12,345,963 units)	12,355	124	—	—	—	—	116,568	(7,915)	(108,777)	—
Balance at December 31, 2022	56,053	$561	—	$—	2,800	$28	$1,360,411	$(640,531)	$2,130	$722,599

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(120,097)	$(38,985)	$(152,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	72,080	9,226	4,712
Distributions from unconsolidated entities	—	1,623	213
Loss (gain) on sale of interest in unconsolidated entities	677	—	(1,758)
Gain on sale of real estate	(211,936)	(221,681)	(88,555)
Impairment of real estate assets	126,887	95,826	64,108
Share-based compensation	2,767	1,856	(3,035)
Depreciation and amortization	41,114	51,199	95,997
Amortization of deferred financing costs	422	422	421
Amortization of above and below market leases, net	223	176	(1,793)
Straight-line rent adjustment	(1,271)	(2,269)	4,983
Interest on sale-leaseback financing obligations	447	202	—
Change in operating assets and liabilities
Tenants and other receivables	(10,823)	5,771	9,725
Prepaid expenses, deferred expenses and other assets	2,839	(3,588)	(179)
Accounts payable, accrued expenses and other liabilities	(21,252)	(35,774)	20,811
Net cash used in operating activities	(117,923)	(135,996)	(47,314)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(25,519)	(38,644)	(62,891)
Net proceeds from disposition of interest in unconsolidated entities	55,670	—	19,551
Distributions from unconsolidated entities	11,928	12,584	1,150
Net proceeds from sale of real estate	643,294	392,422	331,878
Development of real estate	(99,294)	(105,655)	(246,820)
Net cash provided by investing activities	586,079	260,707	42,868
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of Term Loan Facility	(410,000)	(160,000)	—
Repayment of sales-leaseback financing obligations	(22,070)	—	—
Proceeds from sale-leaseback financing obligations	—	—	20,425
Purchase of shares related to stock grant recipients’ tax withholdings	—	(269)	(85)
Preferred dividends paid	(4,900)	(4,900)	(4,900)
Contributions from noncontrolling interests in other partnerships	—	3,957	—
Net cash (used in) provided by financing activities	(436,970)	(161,212)	15,440
Net increase (decrease) in cash, cash equivalents, and restricted cash	31,186	(36,501)	10,994
Cash, cash equivalents, and restricted cash, beginning of period	113,753	150,254	139,260
Cash, cash equivalents, and restricted cash, end of period	$144,939	$113,753	$150,254

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$106,602	$143,728	$139,260
Restricted cash at beginning of period	7,151	6,526	—
Cash and cash equivalents and restricted cash at beginning of period	$113,753	$150,254	$139,260

Cash and cash equivalents at end of period	$133,480	$106,602	$143,728
Restricted cash at end of period	11,459	7,151	6,526
Cash and cash equivalents and restricted cash at end of period	$144,939	$113,753	$150,254

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$98,955	$115,359	$117,866
Capitalized interest	13,918	12,464	27,130
Income taxes paid	466	197	293
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$37,983	$27,198	$20,586
Preferred dividends declared and unpaid	1,225	1,225	1,225
Decrease in real estate, net resulting from deconsolidated properties
Real estate, net	—	(6,650)	(26,977)
Tenants and other receivables, net	—	—	(610)
Lease intangible assets, net	—	—	(567)
Prepaid expenses, deferred expenses and other assets, net	—	(761)	(528)
Accounts payable, accrued expenses and other liabilities	—	—	547
Transfer to real estate assets held for sale	455,617	(1,864)	(3,411)
Recording (removal) of right of use assets	—	(983)	1,598
Recording (removal) of lease liabilities	—	983	(1,598)
Property received in JV distribution	—	—	19,300
Non-cash property investment in JV distribution	—	—	(19,300)

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization

Seritage Growth Properties (“Seritage”) (NYSE: SRG), was formed as a Maryland real estate investment trust on June 3, 2015, operated as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) as defined under Section 856(c) of the Internal Revenue Code (the “Code”) from formation through December 31, 2021. On March 31, 2022, Seritage revoked its REIT election and became a taxable C Corporation effective January 1, 2022. Seritage’s assets are held by and its operations are primarily conducted, directly or indirectly, through Seritage Growth Properties, L.P., a Delaware limited partnership (the “Operating Partnership”). Under the partnership agreement of the Operating Partnership, Seritage, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, the “Company” and “Seritage” refer to Seritage, the Operating Partnership and its owned and controlled subsidiaries.

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of December 31, 2022, the Company’s portfolio consisted of interests in 97 properties comprised of approximately 13.5 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 157 acres held for or under development and approximately 6.1 million square feet or approximately 498 acres to be disposed of. The portfolio consists of approximately 10.8 million square feet of GLA held by 80 wholly owned properties (such properties, the “Consolidated Properties”) and 2.6 million square feet of GLA held by 17 unconsolidated entities (such properties, the “Unconsolidated Properties”).

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

On March 31, 2022, the Company announced that its Board of Trustees, with the recommendation of the Special Committee, approved a plan to terminate the Company’s REIT status and become a taxable C Corporation, effective for the year ended December 31, 2022. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2022, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT since inception and through the 2021 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until December 31, 2021.

As a result of the Company’s change in corporate structure to a taxable C Corporation effective January 1, 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the quarter ended March 31, 2022. The Company also recorded a full valuation allowance against the deferred tax asset pursuant to ASC 740, Income Taxes, as discussed in more detail below.

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale is expected to increase the universe of potential buyers by allowing Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of December 31, 2022, after giving effect to the exchange of his Operating Partnership interests, Mr. Lampert owns approximately 27.6% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

The affirmative vote of at least two-thirds of all outstanding common shares of the Company was required to approve the Plan of Sale. The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, following the Company’s filing of a final proxy statement with the SEC on September 14, 2022. During the meeting, the Plan of Sale was approved by the shareholders. The strategic review process remains ongoing as the Company executes the Plan of Sale. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.”

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the year ended December 31, 2022 and the Company recorded net operating cash outflows of $117.9 million. Additionally, the Company generated net investing cash inflows of $586.1 million during the year ended December 31, 2022, which were driven by asset sales and partially offset by development expenditures.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, cash on hand, and sales of Consolidated and Unconsolidated Properties. During the period from January 31, 2023, through March 6, 2023, the Company sold 18 assets for gross proceeds of $238.6 million and made a $230.0 million principal prepayment on the Term Loan Facility, reducing the outstanding Term Loan Facility balance to $800.0 million. Pursuant to the terms of the Term Loan Facility, by reducing our outstanding principal balance to $800 million, the maturity date for the Term Loan Facility was extended for two years to July 31, 2025.

Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, for each annual and interim reporting period, management evaluates whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As part of this evaluation, the Company takes into consideration all Obligations due within the subsequent 12 months, as well as cash on hand and expected cash receipts. Management has determined that it is probable its plans, as described under Liquidity, will be effectively implemented within one year after the date the financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s Obligations and development expenditures for the one-year period.

As the outstanding balance of the Term Loan Facility is not due within the 12 month period subsequent to the date that the financial statements are issued, the Company’s Term Loan Facility is not factored into the Company’s analysis as a current obligation.

The anticipated proceeds from the sales of the $366.3 million of assets under contract, combined with the expected minimum proceeds from the exercise of its put options of $90.0 million and existing cash on hand, would allow the Company to fund its Obligations and certain development expenditures. As a result, the Company has concluded that management’s plans alleviate substantial doubt about the Company’s ability to continue as a going concern.

COVID-19 Pandemic

The Coronavirus (“COVID-19”) pandemic has caused significant impacts on the real estate industry in the United States, including the Company’s properties.

As a result of the development, fluidity and uncertainty surrounding this situation, the Company expects that these conditions may change, potentially significantly, in future periods and results for the year ended December 31, 2022 may not be indicative of the impact of the COVID-19 pandemic on the Company’s business for future periods. As such, the Company cannot reasonably estimate the impact of COVID-19 on its financial condition, results of operations or cash flows over the foreseeable future.

As of December 31, 2022, the Company had collected 99.6% of base rent for the year ended December 31, 2022. While the Company intends to enforce its contractual rights under its leases, there can be no assurance that tenants will meet their future obligations or that additional rental modification agreements will not be necessary.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which they have a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates such entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of December 31, 2022, the Company consolidates two VIEs in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entities, specifically surrounding the development plan. As of December 31, 2022 and 2021, the Company has investments in several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of December 31, 2022, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

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

The Company, on a periodic basis, assesses whether there are indicators that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects, including the effects of demand, competition, and other economic factors, such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment losses of $126.9 million, $95.8 million and $64.1 million during the years ended December 31, 2022, 2021 and 2020, respectively.

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received. Consideration consists of cash proceeds received and in certain circumstances, non-cash consideration when a property is contributed to an investment in unconsolidated entity. Gains and losses from the disposition of real estate are recorded as gain (loss) on sale of real estate on the Company’s consolidated statements of operations. Refer to Note 4 for more information on the Company’s unconsolidated entity transactions.

The following table summarizes the Company’s gain on sale of real estate, net during the years ended December 31, 2022, 2021, and 2020 (in millions):

	Year Ended December 31,
	2022	2021	2020
Contributions to unconsolidated entities:
Gross proceeds	$—	$30.0	$27.0
Gain (loss) on sale of real estate, net	—	22.6	(1.5)
Dispositions to third parties:
Gross proceeds	$650.3	$395.4	$333.4
Gain on sale of real estate, net (1)	211.9	197.0	120.1
Total gains on contributions and dispositions, net	$211.9	$219.6	$118.6

(1)
Excludes gain of $2.1 million for the year ended December 31, 2021, related to the revaluation of Cockeysville JV to adjust the gain from $12.5 million to $14.6 million and loss of $30.0 million for the year ended December 31, 2020, related to the revaluation of Mark 302 JV to adjust the gain from $38.8 million to $8.8 million as further described in Note 4 below.

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

As of December 31, 2022, 34 properties, including three partial sites and pad sites, were classified as held for sale with assets of $455.6 million and no liabilities, and as of December 31, 2021, no properties were classified as held for sale.

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

The Company recorded $35.6 million in other-than-temporary impairment losses in investments in unconsolidated entities for the year ended December 31, 2022 in equity in loss of unconsolidated entities on the Company’s consolidated statements of operations. No such impairment losses were recognized for the years ended December 31, 2021 or 2020.

Restricted Cash

As of December 31, 2022 and 2021, restricted cash represents cash collateral for a letter of credit.

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

The Company recorded a reduction to rental income of $1.4 million, $0.2 million and $5.6 million during the years ended December 31, 2022, 2021 and 2020, respectively, as a result of the Company’s evaluation of collectability. In addition, the Company recorded an increase of income of previously recorded bad debt on straight-line rent of $4.6 million for the year ended December 31, 2022, and reductions of income of previously recorded straight-line rent of $1.2 million and $5.0 million for the years ended December 31, 2021 and 2020, respectively. During the years ended December 31, 2022, 2021 and 2020, the Company recorded an increase to rental income of $0.7 million, an increase to rental income of $0.8 million, and a decrease to rental income of $1.8 million related to the allowance for deferral agreements, respectively.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of December 31, 2022, the Company has one tenant that comprises 14.0% of annualized based rent, with no other tenants exceeding 10.0% of annualized based rent. The Company’s portfolio of 80 Consolidated Properties and 17 Unconsolidated Properties was diversified by location across 28 states.

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

Recently Issued Accounting Pronouncements

During the year ended December 31, 2022, no new accounting pronouncements were adopted Any other recently issued accounting standards or pronouncements not disclosed have been excluded as they either are not applicable to the Company, or they are not expected to have a material effect on the consolidated financial statements of the Company.

The following presents Accounting Standards Updates (“ASU”) issued by FASB which have been adopted by the Company:

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

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of December 31, 2022 and 2021 (in thousands):

December 31, 2022
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases	$8,614	$(6,978)	$1,636
Above-market leases	908	(753)	155
Total	$9,522	$(7,731)	$1,791

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases	$1,826	$(848)	$978
Total	$1,826	$(848)	$978

December 31, 2021
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases	$30,071	$(16,670)	$13,401
Above-market leases	3,925	(2,509)	1,416
Total	$33,996	$(19,179)	$14,817

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases	$5,802	$(2,146)	$3,656
Total	$5,802	$(2,146)	$3,656

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1 million, $0.1 million and $1.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.2 million for each of the years ended December 31, 2022, 2021 and 2020. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $2.3 million, $3.1 million and $42.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground leases	In-place leases
2023	$22	$203	$387
2024	26	203	309
2025	35	203	203
2026	54	203	82
2027	54	203	77
Thereafter	633	9,230	578

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

As of December 31, 2022, the Company had investments in eight unconsolidated entities as follows:

		Seritage %	# of	Total
Unconsolidated Joint Venture	Joint Venture Partner	Ownership	Properties	GLA
GS Portfolio Holdings II LLC (“GGP I JV”)	Brookfield Properties Retail	50.0%	2	113,400
GS Portfolio Holdings (2017) LLC (“GGP II JV”)	Brookfield Properties Retail	50.0%	3	262,500
MS Portfolio LLC (“Macerich JV”)	The Macerich Company	50.0%	5	480,200
SPS Portfolio Holdings II LLC (“Simon JV”)	Simon Property Group, Inc.	50.0%	3	275,700
Mark 302 JV LLC (“Mark 302 JV”)	An investment fund managed by Invesco Real Estate	50.0%	1	103,000
SI UTC LLC (“UTC JV”)	A separate account advised by Invesco Real Estate	50.0%	1	226,200
Tech Ridge JV Holding LLC (“Tech Ridge JV”)	An affiliate of RD Management	50.0%	1	—
Landmark Land Holdings, LLC (“Landmark JV”)	Landmark Land Holdings, LLC	31.3%	1	—
			17	1,461,000

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

		December 31, 2022
Unconsolidated Entity	Contribution Date	Contribution Value	Gain (Loss)
2018
Mark 302 JV (1)	March 20, 2018	$60.0	$8.8
2019
Cockeysville JV (2)	March 29, 2019	$14.6	$5.9
Tech Ridge JV (3)	September 27, 2019	$3.0	$0.1

(1)
The Mark 302 JV was subject to a revaluation which resulted in the Company adjusting the Contribution Value down to $60.0 million and reduced the Gain (Loss) by $30.0 million. As of December 31, 2021, the amended determination date, there had been no change to the adjusted Contribution Value and the final Contribution Value is $60.0 million.
(2)
The Cockeysville JV is subject to revaluation upon our partner contributing an adjacent parcel of land (the “Additional Land Parcel”) to the joint venture which was conditioned on certain milestones being met with respect to entitling the Additional Land Parcel for residential use. As of December 31, 2022, the parcel has been entitled and, with our consent, the partner entered sales contract with a third party for the land. As a result, the Company will receive its share of the proceeds from the sale in lieu of the parcel being contributed to the venture and recorded an additional gain of $2.1 million during the year ended December 31, 2021. The Company has determined that the final contribution value is $14.6 million. The Company sold its interest in this unconsolidated entity during the year ended December 31, 2022.
(3)
The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

The following tables present combined financial data for all of the Company’s unconsolidated entities (in thousands):

	December 31, 2022	December 31, 2021
ASSETS
Investment in real estate
Land	$263,169	$410,323
Buildings and improvements	419,920	528,854
Accumulated depreciation	(68,482)	(96,856)
	614,607	842,321
Construction in progress	219,870	206,109
Net investment in real estate	834,477	1,048,430
Cash and cash equivalents	29,072	50,279
Investment in unconsolidated entities	55,247	53,215
Tenant and other receivables, net	5,041	7,914
Other assets, net	14,245	33,812
Total assets	$938,082	$1,193,650
LIABILITIES AND MEMBERS’ INTERESTS
Liabilities
Mortgage loans payable, net	$—	$56,075
Accounts payable, accrued expenses and other liabilities	52,808	56,398
Total liabilities	52,808	112,473
Members’ Interests
Additional paid in capital	957,154	1,097,842
Retained earnings	(71,880)	(16,665)
Total members’ interests	885,274	1,081,177
Total liabilities and members’ interests	$938,082	$1,193,650

	Year Ended December 31,
	2022	2021	2020
EQUITY IN LOSS OF UNCONSOLIDATED ENTITIES
Total revenue	$28,388	$26,052	$22,420
Property operating expenses	(13,211)	(10,968)	(9,962)
Depreciation and amortization	(22,440)	(28,143)	(18,401)
Operating loss	(7,263)	(13,059)	(5,943)
Other expenses	(3,213)	(4,364)	(3,551)
Gains, (losses) and (impairments)	(99,124)	(1,087)	166
Net (loss)	$(109,600)	$(18,510)	$(9,328)
Equity in loss of unconsolidated entities (1)	$(72,080)	$(9,231)	$(4,712)

(1) Equity in loss of unconsolidated entities on the consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. During the quarter ended June 30, 2022, in conjunction with the Plan of Sale, the Company recognized a change in plan to reduce the holding periods of all its investments in unconsolidated entities, which triggered the need for an impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures. The Company utilized appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. As a result of changes to the anticipated holding periods and updated appraisals obtained, other-than-temporary impairment of $35.6 million was recorded to equity in loss of unconsolidated entities for the year ended December 31, 2022. No such impairment was recorded for the years ended December 31, 2021 or 2020. This impairment is included in the equity in loss of unconsolidated entities line in the consolidated statements of operations.

During the year ended December 31, 2022, the Company sold its interests in three unconsolidated entities and sold two properties held by unconsolidated entities.

During the year ended December 31, 2022, the Company exercised the put rights that it has on six Unconsolidated Properties. One of the Company’s partners considered this to be a triggering event to assess impairment on its underlying assets pursuant to ASC 360, Property, Plant and Equipment, and recorded impairment on two Unconsolidated Properties of $61.1 million for the year ended December 31, 2022. Additionally, another unconsolidated entity assessed the underlying property for impairment and recorded $4.6 million for the year ended December 31, 2022. There was no impairment recorded on Unconsolidated Properties held by unconsolidated entities for the years ended December 31, 2021 or 2020.

During the year ended December 31, 2022, the Company closed on the sale of three of the properties for which it exercised its put rights.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. Refer to Note 2 for the Company’s accounting policies. The Company earned $2.4 million, $1.0 million and $0.3 million from these services for the years ended December 31, 2022, 2021 and 2020, respectively.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2022 is approximately as follows:

(in thousands)	December 31, 2022
2023	$67,391
2024	66,104
2025	66,653
2026	64,668
2027	62,301
Thereafter	257,471
Total lease payments	$584,588

The components of lease revenues for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year Ended December 31,
(in thousands)	2022	2021	2020
Fixed rental income	$88,699	$91,494	$93,259
Variable rental income	14,657	21,861	26,133
Total rental income	$103,356	$113,355	$119,392

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of December 31, 2022, and 2021, the outstanding amount of right of use assets were $16.2 million and $17.0 million, respectively.

The Company recorded rent expense related to leased corporate office space of $1.1 million, $1.2 million, and $1.7 million for the years ended December 31, 2022, 2021 and 2020, respectively. Such rent expense is classified within general and administrative expenses on the consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $0.1 million for each of the years ended December 31, 2022, 2021 and 2020, respectively. Such ground rent expense is classified within property operating expenses on the consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $1.1 million in 2023, $1.2 million in 2024, $1.2 million in 2025, $1.2 million in 2026, $1.2 million in 2027 and $2.9 million for the periods thereafter. The present value discount is ($2.8) million.

The following table sets forth information related to the measurement of our lease liabilities as of December 31, 2022:

(dollar amounts in thousands)	As of December 31, 2022
Weighted average remaining lease term (in years)	10.32
Weighted average discount rate	6.99%
Cash paid for operating leases	$1,764

Sale-leaseback Financing Obligations

During the year ended December 31, 2020, the Company completed a sale-leaseback transaction for its property in Hialeah, Florida for $21.0 million which is included in sales-leaseback financing obligations on the consolidated balance sheets. As part of the sale-leaseback transaction, the Company agreed to lease all land and improvements on the land for a fixed term of 25 years at an initial base rent of $1.5 million per annum which will increase by 1.5% per year thereafter. For the initial periods of the sale-leaseback, cash payments are less than the interest expense recognized, which causes the obligation to increase during the initial years of the lease term. The implied interest rate is approximately 7.00%. The Company has a purchase option during years four, five or seven of the 25-year term to reacquire, solely at the Company’s option, the Hialeah property at a predetermined price. The Hialeah property was reflected as a long-lived asset and depreciated over its remaining useful life. During the year ended December 31, 2022, the Company repurchased the property and concurrently sold it to another buyer, thus terminating the sales-leaseback financing obligation.

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

Revenues from the Holdco Master Lease and the Original Master Lease for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Fixed rental income	$—	$—	$4,268
Variable rental income	—	4,510	10,425
Total rental income	$—	$4,510	$14,693

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

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of December 31, 2022, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

The Term Loan Facility includes certain financial metrics to govern springing collateral requirements and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending December 31, 2022, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending December 31, 2022, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics limits the Company’s ability to dispose of assets via sale or joint venture and triggers the springing mortgage and collateral requirements but will not result in an event of default. The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of December 31, 2022, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and, as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below) executed on June 16, 2022 eliminates this requirement. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement. As of December 31, 2022 and 2021, the unamortized balance of the Company’s debt issuance costs were $0.2 million and $0.7 million, respectively.

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

On November 24, 2021, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Second Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that (i) the “make whole” provision in the Senior Secured Term Loan Agreement shall not be applicable to prepayments of principal ; and (ii) the Senior Secured Term Loan Agreement, as amended for (i) above, may at the Operating Partnership’s election be extended for two years from July 31, 2023 to July 31, 2025 (the “Maturity Date”) if its principal has been reduced to $800 million by the Maturity Date. If it has not been reduced to this limit by the Maturity Date, the loan will be due and payable on that date. In all other respects, the Senior Secured Term Loan Agreement remains unchanged.

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

As of December 31, 2022, the Company has paid down $570 million towards the Term Loan Facility’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of December 31, 2022 was $1.03 billion. Subsequent to December 31, 2022, the Company paid down an additional $230.0 million reducing the Term Loan Facility’s unpaid principal balance to $800 million. Pursuant to the terms of the Term Loan Facility, by reducing our outstanding principal balance to $800 million, the maturity date for the Term Loan Facility was extended for two years to July 31, 2025.

Note 7 – Income Taxes

The Company had previously elected to be taxed as a REIT as defined under Section 856(c) of the Code for federal income tax purposes upon formation and through December 31, 2021. On March 31, 2022, the Company announced that its Board of Trustees unanimously approved a plan to terminate the Company’s REIT status and become a taxable C Corporation effective January 1, 2022. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2022, the Company is subject to federal, state and local income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2021 tax year and prior years, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place through December 31, 2021.

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $1.5 million during the year ended December 31, 2022. As of December 31, 2022, the Company has recorded a full valuation allowance of $162.8 million against the deferred tax asset pursuant to ASC 740, as discussed in more detail below.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2022 primarily due to the recognition of a valuation allowance on its deferred tax assets.

The effective tax rate is calculated below (in thousands):

For the year ended
December 31, 2022
Pre-tax book income (loss)	$(120,097)

Tax on pre-tax book income (loss)	(25,221)
Non-controlling interest	11,852
State taxes on current year income, permanent items	(5,620)
Deferred tax asset build-up	(161,321)
Valuation allowance	175,328
Deferred rate change	3,202
Other	1,780
Income tax expense	$—

Effective tax rate	0%

The significant components of the Company’s deferred tax assets and liabilities of $162.8 million as of December 31, 2022 consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of December 31, 2022. As the Company was taxed as a REIT through December 31, 2021, it reported no deferred tax assets in years prior to 2022.

The total deferred tax assets and liabilities are comprised of the following as of December 31 (in thousands):

	2022	2021
Deferred income tax assets (liabilities):

Loss carryforwards and credits	$38,992	$—
Difference between book and tax basis of property, plant, and equipment	114,485	—
Straight-line rent	(5,206)	—
Prepaid insurance	(841)	—
Allowance for bad debts	802	—
Joint ventures	8,950	—
Accrued bonus	1,177	—
Stock compensation	2,480	—
Prepaid rent	904	—
Unearned revenue	1,275	—
State depreciation differences	(265)	—
Valuation allowance	(162,753)	—

Net deferred income tax asset	$—	$—

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of December 31, 2022. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

A summary of the Company’s valuation allowance activity for the year ended December 31, 2022 is as follows (in thousands):

2022
Balance, beginning of year	$—
Charged to costs and expenses (1)	175,328
(Credited) charged to other accounts (2)	(12,575)
Balance, end of year	$162,753
(1)
Includes $161.3 million of valuation allowance recorded for change in taxable status.
(2)
Relates to valuation allowance impact recorded through additional paid-in capital due to exchange of equity interest in operating partnership for Class A shares.

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

For the years ended December 31, 2022, 2021 and 2020, in accordance with ASC 360-10, Property, Plant and Equipment, the Company recorded impairment losses of $126.9 million, $95.8 million and $64.1 million, respectively, on real estate assets which is included in impairment on real estate assets within the consolidated statements of operations. During the year ended December 31, 2022, in accordance with ASC 323, Equity Method and Joint Ventures, the Company recorded other-than-temporary impairment losses of $35.6 million on investments in unconsolidated entities which are included in equity in loss of unconsolidated entities within the consolidated statements of operations. No such impairment was recorded for the years ended December 31, 2021 and 2020. During the three months ended June 30, 2022, the Company, in connection with the strategic review and the Plan of Sale, determined that the best plan for all assets and its investments in unconsolidated entities is to pursue sales. As a result of the foregoing, the Company’s anticipated holding periods with respect to certain assets and investments has decreased. This affected the Company’s view of recoverability of the carrying value of those assets over their respective holding periods. Of the $126.9 million of impairments recorded during the year, approximately $70.7 million resulted from the change in holding period as a result of the Company’s decision to monetize additional assets through sales calculated based on fair value estimates described below. Additionally, $28.7 million of impairment is the result of the Company agreeing to sell certain assets below their carrying value and is driven from negotiated contract values. The Company continues to evaluate the portfolio, including development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties.

The fair value estimates used to determine the impairment charges were determined primarily by discounted cash flow analyses, market comparable data, third-party appraisals/valuations and/or offers received, as applicable. The cash flows utilized in such analyses are comprised of unobservable inputs which include, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates based upon market conditions and future expectations. Comparable data utilizes comparable sales, listings, sales contracts and letters of intent which are subject to judgment as to comparability to the valued property. Because of these inputs, we have determined that the fair values of these properties are classified within Level 3 of the fair value hierarchy

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash equivalents and term loan facility. The fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of December 31, 2022 and 2021, the estimated fair values of the Company’s debt obligations were $1.0 billion and $1.5 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

Under the Original Master Lease and Holdco Master Lease, Holdco is required to indemnify the Company from certain environmental liabilities at the Consolidated Properties before or during the period in which any such Consolidated Property was leased to Holdco, including removal and remediation of all affected facilities and equipment constituting the automotive care center. In addition, an environmental reserve to reimburse Holdco for remediation work performed was funded at the closing of the transactions in connection with the Company commencing operations in the amount of approximately $12.0 million. As of December 31, 2021, the balance of the environmental reserve was approximately $9.5 million and was included in the accounts payable, accrued expenses and other liabilities in the consolidated balance sheets. As a result of the litigation settlement referenced below, the Company was released from any obligation to reimburse Holdco for remediation work performed and determined that the Company is no longer required to maintain the environmental reserve. The extinguishment of the $9.5 million liability has been recorded to miscellaneous income during the year ended December 31, 2022. There was no liability as of December 31, 2022.

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

On April 18, 2019, at the direction of the Restructuring Sub-Committee of the Restructuring Committee of the Board of Directors of Sears Holdings, Sears Holdings, Sears, Roebuck & Co., Sears Development Co., Kmart Corporation, and Kmart of Washington, LLC filed a lawsuit (the “Litigation”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) against, among others, Edward S. Lampert, ESL and certain of its affiliates and investors, Fairholme Capital Management, L.L.C., certain members of the Sears Holdings board of directors, and the Company, the Operating Partnership, and certain of our affiliates and subsidiaries (the Company, the Operating Partnership, and certain of our affiliates and subsidiaries collectively, the “Seritage Defendants”). The Litigation is dual captioned as In re: Sears Holdings Corporation, et al., Case No. 18-23538 (RDD) and Sears Holdings Corporation et al., v. Lampert et al., Case No. 19-08250 (RDD). The Litigation alleged, among other things, that certain transactions undertaken by Sears Holdings since 2011 constituted actual and/or constructive fraudulent transfers and/or illegal dividends by Sears Holdings. The challenged transactions include the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings. The Litigation alleged, among other things, that the real estate acquired by Seritage from Sears Holdings in July 2015 was worth at least $649 to $749 million more than the purchase price paid. The Litigation sought as relief, among other things, declaratory relief, avoidance of the allegedly actual and/or constructive fraudulent transfers and either (i) rescission of the transfers of real estate from Sears Holdings to Seritage in 2015 and return of the proceeds of the transactions between Sears Holdings and Seritage, or, in the alternative, (ii) payment by Seritage to Sears Holdings of damages at least equal to the value of the transferred property.

On October 15, 2019, the Bankruptcy Court entered an order (the “Confirmation Order”) confirming the Modified Second Amended Joint Chapter 11 Plan of Sears Holdings and its affiliated debtors (the “Chapter 11 Plan”). Pursuant to the terms of the Confirmation Order, upon the effective date of the Chapter Plan, a liquidating trust would be formed, and the Litigation would vest in the liquidating trust. The Confirmation Order further provides that, prior to the effective date of the Chapter 11 Plan and the formation of the liquidating trust, the Litigation would be controlled by five litigation designees selected by Sears Holdings and the Unsecured Creditors’ Committee (the “UCC”). For further information, refer to the Chapter 11 Plan, Confirmation Order and liquidating trust agreement, each of which has been publicly filed with the Bankruptcy Court.

On February 21, 2020, the Seritage defendants filed a partial motion to dismiss seeking dismissal of the claims in the operative complaint in the Litigation relating to the release received in the Sears Holdings derivative litigation, unjust enrichment, and equitable subordination.

On March 15, 2021, the Court consolidated the Litigation with a case captioned Sears Holding Corp. et al. v. Andrew H. Tisch, et al., Case No. 20-07007 (RDD) (the “Shareholder Litigation,” and, together with the Litigation, the “Consolidated Litigation”). The Shareholder Litigation was brought by the UCC, Sears Holdings Corporation, and Sears, Roebuck and Co., against certain shareholders of Sears Holdings or its related companies. Seritage was not named as a defendant in the Shareholder Litigation, which alleges, among other things, that certain transactions undertaken by Sears Holdings since 2014 (including the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends. The Company believes that the claims against the Seritage Defendants in the Consolidated Litigation are without merit.

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

The Company made a settlement payment of $35.5 million based on the Company’s contributions to the settlement of the Litigation. This payment is recorded as litigation settlement in the consolidated statements of operations during the year ended December 31, 2022.

On March 2, 2021, the Company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit is seeking, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Litigation discussed above. Any amounts received from the insurers will offset the Seritage Defendants’ contribution. The Company reached settlement agreements with two of the D&O Insurers for gross proceeds of $12.7 million which is recorded in interest and other income in the consolidated statements of operations during the year ended December 31, 2022. Subsequent to December 31, 2022, the Company reached a settlement agreement with the other two D&O Insurers for gross proceeds of $11.6 million.

In addition to the litigation described above, the Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company. As of December 31, 2022, and 2021, the Company did not record any amounts for litigation or other matters.

Note 10 – Related Party Disclosure

Edward S. Lampert

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL, which owns Holdco, and was Chairman of Sears Holdings. Mr. Lampert was also the Chairman of Seritage prior to his retirement effective March 1, 2022.

On July 6, 2022, Mr. Lampert converted all of his remaining Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he no longer holds a direct interest in the Operating Partnership and he owns 27.6% of the outstanding Class A shares as of December 31, 2022.

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

In addition, as of December 31, 2022, the Company incurred no development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities. These amounts are included in tenant and other receivables, net on the Company’s consolidated balance sheets. As of December 31, 2021, the Company had incurred $0.2 million of these development expenditures.

The Company has certain put rights on properties held by the Unconsolidated Entities, which may require the Company’s partner to buy out the Company’s investment in such properties. During the year ended December 31, 2022, the Company exercised its put rights on six properties to two of its partners. The Company closed on the sale of the three of the previously exercised put rights during the year ended December 31, 2022.

Note 11 – Non-Controlling Interests

Partnership Agreement

On July 7, 2015, Seritage and ESL entered into the agreement of limited partnership of the Operating Partnership which was amended and restated on December 14, 2017 and further amended and restated on January 4, 2023. Pursuant to this partnership agreement, as the sole general partner of the Operating Partnership, Seritage exercises exclusive and complete responsibility and discretion in its day-to-day management, authority to make decisions, and control of the Operating Partnership, and may not be removed as general partner by the limited partners.

On July 6, 2022, ESL converted all of his remaining Operating Partnership Units to Class A common shares. As a result, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership as of December 31, 2022.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of December 31, 2022, 56,052,546 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

During the year ended December 31, 2022, 12,354,963 OP Units were exchanged for an equal number of Class A shares.

Class B Non-Economic Common Shares

As of December 31, 2022, there were no Class B non-economic common shares issued or outstanding.

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

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A common shares during 2022 or 2021. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

Our Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees also declared the following dividends on preferred shares during 2023, 2022 and 2021:

Declaration Date	Record Date	Payment Date	Preferred Share
2023
February 15	March 31	April 17	$0.43750
2022
November 1	December 30	January 16, 2023	$0.43750
July 26	September 30	October 17	0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

	Year Ended December 31,
(in thousands except per share amounts)	2022	2021	2020
Numerator - Basic and Diluted
Net loss	$(120,097)	$(38,985)	$(152,964)
Net loss attributable to non-controlling interests	46,152	10,836	47,938
Preferred dividends	(4,900)	(4,900)	(4,900)
Net loss attributable to common shareholders - Basic and diluted	$(78,845)	$(33,049)	$(109,926)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	49,729	42,393	38,298
Weighted average Class A common shares outstanding - Basic	49,729	42,393	38,298
Weighted average Class A common shares outstanding - Diluted	49,729	42,393	38,298

Net loss per share attributable to Class A and common shareholders - Basic	$(1.59)	$(0.78)	$(2.87)
Net loss per share attributable to Class A and common shareholders - Diluted	$(1.59)	$(0.78)	$(2.87)

No adjustments were made to the numerator for the years ended December 31, 2022, 2021 or 2020 because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the years ended December 31, 2022, 2021 or 2020 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of December 31, 2022, 2021 and 2020, there were 535,650, 288,068 and 157,465 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the grant periods ended December 31, 2022, 2021 and 2020:

	Year Ended December 31, 2022		Year Ended December 31, 2021		Year Ended December 31, 2020
		Weighted-		Weighted-		Weighted-
	Shares and	Average Grant	Shares and	Average Grant	Shares and	Average Grant
	Share Units	Date Fair Value	Share Units	Date Fair Value	Share Units	Date Fair Value
Unvested restricted shares and share units at beginning of period	288,068	$17.65	157,465	$38.73	349,318	$44.88
Restricted shares and share units granted	335,033	11.31	345,262	19.25	106,327	31.06
Restricted shares and share units vested	(69,530)	14.16	(156,146)	38.65	(55,308)	43.23
Restricted shares and share units forfeited	(17,921)	12.62	(58,513)	27.77	(242,872)	43.19
Unvested restricted shares and share units at end of period	535,650	$14.31	288,068	$17.65	157,465	$38.73

The Company recognized $2.8 million in share-based compensation expense related to the restricted shares for the year ended December 31, 2022. The Company recognized share-based compensation of $1.9 million for the year ended December 31, 2021. The Company recognized share-based compensation of $4.0 million for the year ended December 31, 2020 offset by $7.0 million of forfeitures of unvested shares related to the resignation of certain executives. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s consolidated statements of operations.

As of December 31, 2022, there were approximately $4.5 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 1.8 years. As of December 31, 2021, there were $4.3 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 2.1 years.

In light of the actions taken by the Board of Trustees to commence a process to review a broad range of strategic alternatives, on March 9, 2022, the Compensation Committee of the Board (the “Compensation Committee”) approved certain modifications to the Company’s existing performance-based compensation programs to reflect the Company’s current focus on this strategic process and approved retention incentives to employees whose efforts will be critical to the execution of the strategic review process in the coming months.

These actions include: (i) amending the Company’s 2021 annual equity award program, pursuant to which grants are scheduled to be made in 2022 to be comprised entirely of time-based restricted stock units (rather than a mix of time-based and performance-based restricted stock units), which will vest ratably over a period of 3 years, subject to acceleration provisions in the event of certain termination of employment events; (ii) amending the Company’s annual cash bonus program to provide that annual cash bonuses for the 2022 performance year will be paid to employees who are eligible to receive a bonus in an amount equal to each individual’s target annual cash bonus incentive; and (iii) amending the Company’s 2022 and future annual equity award programs to provide for awards that would be scheduled to be granted in 2023 and subsequent years to be comprised of cash awards, in lieu of any further equity awards, with the cash awards to be in an amount equal to the eligible individual’s annual target equity award value and, unless otherwise determined by the Compensation Committee at the time of grant, subject to the vesting conditions applicable to the 2021 annual equity award program above. No previously granted awards were modified during the year ended December 31, 2022.

SERITAGE GROWTH PROPERTIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2022

(Dollars in thousands)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
North Little Rock	AR	(3)	$1,288	$2,881	$—	$2,819	$1,288	$5,700	$6,988	$(871)	July, 2015	(4)
Glendale	AZ	(3)	19,040	-	(12,041)	300	6,999	300	7,299	(200)	December, 2020	(4)
Mesa/East	AZ	(3)	2,661	2,559	—	(642)	2,661	1,917	4,578	(436)	July, 2015	(4)
Phoenix	AZ	(3)	568	1,088	—	(624)	568	464	1,032	(99)	July, 2015	(4)
Phoenix-Desert Sky	AZ	(3)	2,605	2,448	(682)	(1,026)	1,923	1,422	3,345	(427)	July, 2015	(4)
Yuma	AZ	(3)	1,485	1,596	—	(401)	1,485	1,195	2,680	(299)	July, 2015	(4)
El Cajon	CA	(3)	10,573	2,883	(3,046)	18,816	7,527	21,699	29,226	(2,359)	July, 2015	(4)
El Centro	CA	(3)	3,877	3,977	(3,664)	(3,842)	213	135	348	(45)	July, 2015	(4)
Fresno	CA	(3)	1,370	2,000	(278)	6,375	1,092	8,375	9,467	(482)	July, 2015	(4)
Merced	CA	(3)	2,534	1,604	(2,534)	4,241	-	5,845	5,845	(590)	July, 2015	(4)
Riverside	CA	(3)	1,054	494	—	—	1,054	494	1,548	(128)	July, 2015	(4)
Riverside	CA	(3)	3,343	2,778	—	—	3,343	2,778	6,121	(721)	July, 2015	(4)
San Bernardino	CA	(3)	4,131	2,066	—	(780)	4,131	1,286	5,417	(322)	July, 2015	(4)
Temecula	CA	(3)	6,098	2,214	—	12,115	6,098	14,329	20,427	(1,626)	July, 2015	(4)
Thousand Oaks	CA	(3)	9,853	14,785	(535)	6,760	9,318	21,545	30,863	(5,924)	July, 2015	(4)
West Covina	CA	(3)	2,754	244	—	—	2,754	244	2,998	(63)	July, 2015	(4)
West Covina	CA	(3)	3,218	1,161	—	—	3,218	1,161	4,379	(300)	July, 2015	(4)
Thornton	CO	(3)	1,881	1,300	—	3,050	1,881	4,350	6,231	(1,072)	July, 2015	(4)
Waterford	CT	(3)	1,371	2,534	(404)	(1,104)	967	1,430	2,397	(440)	July, 2015	(4)
Boca Raton	FL	(3)	16,089	7,480	—	(515)	16,089	6,965	23,054	(1,685)	July, 2015	(4)
Clearwater/Cntrysd	FL	(3)	5,852	17,777	—	182	5,852	17,959	23,811	(4,964)	July, 2015	(4)
Doral(Miami)	FL	(3)	9,214	2,654	—	(600)	9,214	2,054	11,268	(497)	July, 2015	(4)
Ft Myers	FL	(3)	3,168	2,853	—	(418)	3,168	2,435	5,603	(630)	July, 2015	(4)
Hialeah/Westland	FL	(3)	9,683	3,472	—	89	9,683	3,561	13,244	(795)	July, 2015	(4)
Lakeland	FL	(3)	1,503	1,045	—	(378)	1,503	667	2,170	(152)	July, 2015	(4)
Miami	FL	(3)	13,264	61,577	—	130,515	13,264	192,092	205,356	(705)	July, 2015	(4)
Orlando Colonial	FL	(3)	4,403	3,626	(1,345)	17,697	3,058	21,323	24,381	(2,113)	July, 2015	(4)
Panama City	FL	(3)	3,227	1,614	—	(461)	3,227	1,153	4,380	(279)	July, 2015	(4)
Pensacola	FL	(3)	2,620	2,990	(1,606)	(2,422)	1,014	568	1,582	(50)	July, 2015	(4)
Plantation	FL	(3)	6,933	2,509	(3,361)	(1,641)	3,572	868	4,440	(344)	July, 2015	(4)
St Petersburg	FL	(3)	2,381	2,420	(305)	23,173	2,076	25,593	27,669	(5,434)	July, 2015	(4)
Cedar Rapids	IA	(3)	2,833	2,197	(1,841)	(790)	992	1,407	2,399	(487)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Chicago	IL	(3)	2,385	7,924	(2,197)	(5,991)	188	1,933	2,121	(1,533)	July, 2015	(4)
Lombard	IL	(3)	2,685	8,281	(9)	(20)	2,676	8,261	10,937	(2,298)	July, 2015	(4)
N Riverside	IL	(3)	1,846	3,178	(697)	9,861	1,149	13,039	14,188	(2,327)	July, 2015	(4)
Orland Park	IL	(3)	1,783	974	(1,416)	(738)	367	236	603	(144)	July, 2015	(4)
Springfield	IL	(3)	2,182	5,051	(213)	15,233	1,969	20,284	22,253	(4,153)	July, 2015	(4)
Steger	IL	(3)	589	2,846	(538)	(1,918)	51	928	979	(749)	July, 2015	(4)
Ft Wayne	IN	(3)	3,247	5,476	(2,131)	6,311	1,116	11,787	12,903	(258)	July, 2015	(4)
Merrillville	IN	(3)	3,413	3,224	—	(88)	3,413	3,136	6,549	(729)	July, 2015	(4)
Braintree	MA	(3)	6,585	5,614	—	14,578	6,585	20,192	26,777	(3,535)	July, 2015	(4)
Bowie	MD	(3)	4,583	2,335	(1,168)	(790)	3,415	1,545	4,960	(310)	July, 2015	(4)
Edgewater	MD	(3)	5,534	2,116	(841)	(856)	4,693	1,260	5,953	(323)	July, 2015	(4)
Burnsville	MN	(3)	3,513	1,281	—	(505)	3,513	776	4,289	(188)	July, 2015	(4)
Maplewood	MN	(3)	3,605	1,162	—	(521)	3,605	641	4,246	(160)	July, 2015	(4)
St Paul	MN	(3)	1,866	1,028	—	(309)	1,866	719	2,585	(188)	July, 2015	(4)
Kearney	NE	(3)	272	483	—	7,841	272	8,324	8,596	(2,031)	July, 2015	(4)
Manchester	NH	(3)	1,458	4,160	(643)	7,544	815	11,704	12,519	(1,928)	July, 2015	(4)
Las Vegas(Meadows)	NV	(3)	3,354	1,879	(532)	5,566	2,822	7,445	10,267	(1,054)	July, 2015	(4)
Reno	NV	(3)	2,135	5,748	(545)	3,739	1,590	9,487	11,077	(1,771)	July, 2015	(4)
Albany	NY	(3)	8,289	6,523	(1,012)	6,553	7,277	13,076	20,353	(2,897)	July, 2015	(4)
East Northport	NY	(3)	7,617	2,065	(2,627)	30,351	4,990	32,416	37,406	(3,756)	July, 2015	(4)
Rochester-Greece	NY	(3)	3,082	1,560	(636)	(601)	2,446	959	3,405	(276)	July, 2015	(4)
Yorktown Hts	NY	(3)	3,584	1,569	(2,763)	3,580	821	5,149	5,970	(780)	July, 2015	(4)
Hicksville	NYC	(3)	38,629	19,061	(14,603)	(6,953)	24,025	12,111	36,136	(3,593)	July, 2015	(4)
Watchung	NYC	(3)	6,704	4,110	—	33,356	6,704	37,466	44,170	(4,351)	July, 2015	(4)
Canton	OH	(3)	1,650	5,854	(696)	15,792	954	21,646	22,600	(4,218)	July, 2015	(4)
Dayton Mall	OH	(3)	2,650	1,223	(2,054)	1,649	596	2,872	3,468	(457)	July, 2015	(4)
Mentor	OH	(3)	1,092	1,776	—	(726)	1,092	1,050	2,142	(260)	July, 2015	(4)
Middleburg Hts	OH	(3)	698	1,547	—	(322)	698	1,225	1,923	(321)	July, 2015	(4)
Okla City/Sequoyah	OK	(3)	1,542	2,210	(739)	(1,362)	803	848	1,651	(224)	July, 2015	(4)
Happy Valley	OR	(3)	6,659	1,271	(3,617)	6,374	3,042	7,645	10,687	(1,283)	July, 2015	(4)
King of Prussia	PA	(3)	—	42,300	—	4,039	—	46,339	46,339	(12,442)	July, 2015	(4)
Chrlstn/Northwoods	SC	(3)	3,576	1,497	(2,631)	3,749	945	5,246	6,191	(1,180)	July, 2015	(4)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Cordova	TN	(3)	$2,581	$4,279	$(1,745)	$(1,721)	$836	$2,558	$3,394	$(1,678)	July, 2015	(4)
Memphis/Poplar	TN	(3)	2,827	2,475	—	25,421	2,827	27,896	30,723	(5,713)	July, 2015	(4)
Austin	TX	(3)	3,164	2,858	(2,288)	7,369	876	10,227	11,103	(2,556)	July, 2015	(4)
Central Park	TX	(3)	5,468	1,457	(4,805)	15,593	663	17,050	17,713	(3,680)	July, 2015	(4)
El Paso	TX	(3)	2,008	1,778	—	8,528	2,008	10,306	12,314	(1,028)	July, 2015	(4)
Houston	TX	(3)	6,110	1,525	—	(525)	6,110	1,000	7,110	(214)	July, 2015	(4)
Ingram	TX	(3)	4,651	2,560	(597)	(924)	4,054	1,636	5,690	(440)	July, 2015	(4)
Irving	TX	(3)	4,493	5,743	(2,395)	(262)	2,098	5,481	7,579	(1,236)	July, 2015	(4)
Shepherd	TX	(3)	5,457	2,081	—	(510)	5,457	1,571	7,028	(393)	July, 2015	(4)
Valley View	TX	(3)	4,706	3,230	—	(3,230)	4,706	-	4,706	-	July, 2015	(4)
Layton	UT	(3)	2,234	974	(824)	3,626	1,410	4,600	6,010	(1,560)	July, 2015	(4)
Fairfax	VA	(3)	10,873	1,491	—	28,570	10,873	30,061	40,934	(4,185)	July, 2015	(4)
Warrenton	VA	(3)	1,956	2,480	(667)	5,987	1,289	8,467	9,756	(918)	July, 2015	(4)
Redmond-Overlake Pk	WA	(3)	5,133	4,133	10,513	(1,243)	15,646	2,890	18,536	(954)	July, 2015	(4)
Greendale	WI	(3)	3,208	2,340	(1,384)	9,653	1,824	11,993	13,817	(2,495)	July, 2015	(4)
Madison-West	WI	(3)	3,053	2,130	(340)	16,893	2,713	19,023	21,736	(2,825)	July, 2015	(4)
Various		(3)	—	—	—	218,902	—	218,911	218,911	—	n/a	(4)
			$365,603	$357,686	$(78,482)	$697,031	$287,120	$1,054,729	$1,341,849	$(124,131)

(1)
Includes reductions related to partial site sales and impairment of long-lived assets.
(2)
The aggregate cost of land, building and improvements for U.S. federal income tax purposes is approximately $1.6 billion.
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

SERITAGE GROWTH PROPERTIES

NOTES TO SCHEDULE III

(Dollars in thousands)

Reconciliation of Real Estate

	2022	2021	2020
Balance at beginning of year	$1,851,082	$2,053,078	$2,118,329
Additions	106,511	109,549	256,126
Impairments	(126,887)	(95,826)	(64,108)
Dispositions	(486,976)	(208,413)	(226,889)
Write-offs	(1,881)	(7,306)	(30,380)
Balance at end of year	$1,341,849	$1,851,082	$2,053,078

Reconciliation of Accumulated Depreciation

	2022	2021	2020
Balance at beginning of year	$154,971	$142,206	$147,696
Depreciation expense	35,123	43,744	48,569
Dispositions	(65,963)	(23,145)	(23,679)
Write-offs	—	(7,834)	(30,380)
Balance at end of year	$124,131	$154,971	$142,206