Form 10-Q
period 2023-03-31
Seritage Growth Properties
filed 2023-05-10
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 3, 2023, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,171,569
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Investment in real estate
Land	$154,807	$172,813
Buildings and improvements	464,586	463,616
Accumulated depreciation	(55,347)	(57,330)
	564,046	579,099
Construction in progress	157,824	185,324
Net investment in real estate	721,870	764,423
Real estate held for sale	245,894	455,617
Investment in unconsolidated entities	353,919	382,597
Cash and cash equivalents	120,476	133,480
Restricted cash	11,576	11,459
Tenant and other receivables, net	25,982	41,495
Lease intangible assets, net	1,615	1,791
Prepaid expenses, deferred expenses and other assets, net	35,041	50,859
Total assets (1)	$1,516,373	$1,841,721

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility, net	$799,859	$1,029,754
Accounts payable, accrued expenses and other liabilities	58,559	89,368
Total liabilities (1)	858,418	1,119,122

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,059,530 and 56,052,546 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	561	561
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of March 31, 2023 and December 31, 2022; liquidation preference of $70,000	28	28
Additional paid-in capital	1,360,060	1,360,411
Accumulated deficit	(703,742)	(640,531)
Total shareholders' equity	656,907	720,469
Non-controlling interests	1,048	2,130
Total equity	657,955	722,599
Total liabilities and shareholders' equity	$1,516,373	$1,841,721

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets, as of March 31, 2023, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $3.3 million of land, $2.8 million of building and improvements, $(0.7) million of accumulated depreciation and $3.4 million of other assets included in other line items. The Company's consolidated balance sheets as of December 31, 2022, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(1.0) million of accumulated depreciation and $4.0 million of other assets included in other line items.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
REVENUE
Rental income	$418	$29,084
Management and other fee income	262	1,821
Total revenue	680	30,905
EXPENSES
Property operating	8,185	11,032
Real estate taxes	1,537	8,150
Depreciation and amortization	4,564	11,934
General and administrative	12,220	9,092
Total expenses	26,506	40,208
Gain (loss) on sale of real estate, net	12,392	(1,015)
Impairment of real estate assets	(2,576)	(991)
Equity in loss of unconsolidated entities	(36,372)	(33,076)
Interest and other income	5,585	11
Interest expense	(15,202)	(22,588)
Loss before income taxes	(61,999)	(66,962)
Benefit (provision) for income taxes	13	(25)
Net loss	(61,986)	(66,987)
Net loss attributable to non-controlling interests	—	14,782
Net loss attributable to Seritage	$(61,986)	$(52,205)
Preferred dividends	(1,225)	(1,225)
Net loss attributable to Seritage common shareholders	$(63,211)	$(53,430)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(1.13)	$(1.22)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(1.13)	$(1.22)
Weighted average Class A common shares outstanding - Basic	56,059	43,634
Weighted average Class A common shares outstanding - Diluted	56,059	43,634

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2022	43,632	$436	2,800	$28	$1,241,048	$(553,771)	$157,059	$844,800
Net loss	—	—	—	—	—	(52,205)	(14,782)	(66,987)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	43	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	536	—	—	536
Balance at March 31, 2022	43,675	$437	$2,800	$28	$1,241,583	$(607,201)	$142,277	$777,124

Balance at January 1, 2023	56,053	$561	2,800	$28	$1,360,411	$(640,531)	$2,130	$722,599
Net loss	—	—	—	—	—	(61,986)	—	(61,986)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	7	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	784	—	—	784
Sale of consolidated joint venture	—	—	—	—	(1,135)	—	(1,082)	(2,217)
Balance at March 31, 2023	56,060	$561	2,800	$28	$1,360,060	$(703,742)	$1,048	$657,955

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(61,986)	$(66,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	36,372	33,076
(Gain) loss on sale of real estate, net	(12,392)	1,015
Impairment of real estate assets	2,576	991
Share-based compensation	774	425
Depreciation and amortization	4,564	11,934
Amortization of deferred financing costs	105	105
Amortization of above and below market leases, net	48	65
Straight-line rent adjustment	10,842	(721)
Interest on sale-leaseback financing obligations	—	12
Change in operating assets and liabilities
Tenants and other receivables	4,668	(8,340)
Prepaid expenses, deferred expenses and other assets	5,034	868
Accounts payable, accrued expenses and other liabilities	(12,557)	(2,491)
Net cash used in operating activities	(21,952)	(30,048)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(7,665)	(7,613)
Distributions from unconsolidated entities	—	99
Net proceeds from sale of real estate	279,985	8,467
Development of real estate	(32,030)	(22,474)
Net cash provided by investing activities	240,290	(21,521)
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan	(230,000)	—
Preferred dividends paid	(1,225)	(1,225)
Net cash (used in) provided by financing activities	(231,225)	(1,225)
Net decrease in cash and cash equivalents	(12,887)	(52,794)
Cash and cash equivalents, and restricted cash, beginning of period	144,939	113,753
Cash and cash equivalents, and restricted cash, end of period	$132,052	$60,959

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2023	2022
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$133,480	$106,602
Restricted cash at beginning of period	11,459	7,151
Cash and cash equivalents and restricted cash at beginning of period	$144,939	$113,753

Cash and cash equivalents at end of period	$120,476	$53,807
Restricted cash at end of period	11,576	7,152
Cash and cash equivalents and restricted cash at end of period	$132,052	$60,959

	Three Months Ended March 31,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$16,273	$26,063
Capitalized interest	1,409	3,736
Income taxes (refunded) paid	(13)	25
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$22,196	$19,968
Preferred dividends declared and unpaid	1,225	1,225
Transfer to / (from) real estate assets held for sale	(209,723)	92,078

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Organization

Seritage Growth Properties (“Seritage”) (NYSE: SRG), a Maryland real estate investment trust formed on June 3, 2015, operated as a fully integrated, self-administered and self-managed real estate investment trust (“REIT”) as defined under Section 856(a) of the Internal Revenue Code (the “Code”) from formation through December 31, 2021. On March 31, 2022, Seritage revoked its REIT election and became a taxable C Corporation effective January 1, 2022. Seritage’s assets are held by and its operations are primarily conducted, directly or indirectly, through Seritage Growth Properties, L.P., a Delaware limited partnership (the “Operating Partnership”). Under the partnership agreement of the Operating Partnership, Seritage, as the sole general partner, has exclusive responsibility and discretion in the management and control of the Operating Partnership. Unless otherwise expressly stated or the context otherwise requires, the “Company” and “Seritage” refer to Seritage, the Operating Partnership and its owned and controlled subsidiaries.

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each remaining location until such time as each property is sold. As of March 31, 2023, the Company’s portfolio consisted of interests in 72 properties comprised of approximately 10.2 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 157 acres held for or under development until time of sale and approximately 5.3 million square feet or approximately 428 acres to be disposed of in its current state. The portfolio consists of approximately 7.6 million square feet of GLA held by 55 consolidated properties (such properties, the “Consolidated Properties”) and 2.6 million square feet of GLA held by 17 unconsolidated properties (such properties, the “Unconsolidated Properties”).

The Company commenced operations on July 7, 2015, following a rights offering to the shareholders of Sears Holdings Corporation (“Sears Holdings” or “Sears”) to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of certain of Sears Holdings’ owned properties and its 50% interests in three joint ventures which were simultaneously leased back to Sears Holdings under a master lease agreement (the “Original Master Lease” and the “Original JV Master Leases,” respectively).

As of March 15, 2021, the Company no longer had any remaining properties leased to Transform Holdco LLC (“Holdco”), an affiliate of ESL Investments, Inc. or Sears Holdings.

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale is expected to increase the universe of potential buyers by allowing Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of March 31, 2023, after giving effect to the exchange of his Operating Partnership interests, Mr. Lampert owns approximately 26.9% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

The affirmative vote of at least two-thirds of all outstanding common shares of the Company was required to approve the Plan of Sale. The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, following the Company filing of a final proxy statement with the SEC on September 14, 2022. During the meeting, the Plan of Sale was approved by the shareholders. The strategic review process remains ongoing as the Company executes the Plan of Sale. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations and certain development expenditures incurred during the three months ended March 31, 2023 and the Company incurred net operating cash outflows of $22.0 million. Additionally, the Company generated investing cash inflows of $240.3 million during the three months ended March 31, 2023, which were driven by asset sales partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, cash on hand, and sales of Consolidated and Unconsolidated Properties. During the three months ended March 31, 2023, the Company sold 24 assets for gross proceeds of $290.8 million and made a $230.0 million principal prepayment on the Term Loan Facility, reducing the outstanding Term Loan Facility balance to $800.0 million. Pursuant to the terms of the Term Loan Facility, by reducing the outstanding principal balance to $800 million, the maturity date for the Term Loan Facility was extended for two years to July 31, 2025.

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

The anticipated proceeds from the sales of $333.5 million of assets under contract, combined with the expected minimum proceeds from the exercise of its put options of $106.5 million and existing cash on hand, would allow the Company to fund its Obligations and certain development expenditures. As a result, the Company has concluded that management’s plans do alleviate substantial doubt about the Company’s ability to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2022. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three months ended March 31, 2023 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of March 31, 2023, the Company consolidates one VIE in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entity, specifically surrounding the development plan. As of March 31, 2023 and December 31, 2022, the Company has several investments in unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of March 31, 2023, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

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

The Company, on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects and the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment charges of $2.6 million and $1.0 million during the three months ended March 31, 2023 and 2022, respectively.

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

The following table summarizes our gain on sale of real estate, net during the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
Dispositions to third parties
Gross proceeds	$290.8	$9.0
Gain (loss) on sale of real estate, net	12.4	(1.0)

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

As of March 31, 2023, 19 properties, including four partial sites and pad sites, were classified as held for sale with assets of $245.9 million and no liabilities, and, as of December 31, 2022, 34 properties, including three partial sites and pad sites, were classified as held for sale with assets of $455.6 million and no liabilities.

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

No such impairment losses were recognized for the three months ended March 31, 2023 and 2022, respectively.

Restricted Cash

As of March 31, 2023 and December 31, 2022, respectively, restricted cash represents cash collateral for a letter of credit.

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

The Company recorded a reduction to rental income of $0.9 million and an increase to rental income of $0.2 million during the three months ended March 31, 2023 and 2022, respectively, as a result of the Company’s evaluation of collectability. In addition, the Company recorded an increase of income of previously recorded straight-line rent of $0.1 million for the three months ended March 31, 2023 and a reduction of income of $0.1 million for the three months ended March 31, 2022. During the three months ended March 31, 2023 there was no impact on income related to deferral agreements. During the three months ended March 31, 2022, the Company recorded an increase to rental income of $0.1 million related to the allowance for deferral agreements.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of March 31, 2023, the Company has one tenant that comprises 20.1% of annualized based rent, with no other tenants exceeding 10.0% of annualized based rent. The Company’s portfolio of 55 Consolidated Properties and 17 Unconsolidated Properties was diversified by location across 23 states.

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

The Inflation Reduction Act of 2022 was enacted on August 16, 2022 and is effective January 1, 2023. The Inflation Reduction Act includes a 15% corporate alternative minimum tax (the “CAMT”) based on the adjusted financial statement income (“book income”) of applicable corporations. The CAMT generally applies to corporations with average annual book income over a 3-year period exceeding $1 billion. The Company does not expect this legislation to have a material effect on the condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

The Company has not adopted any Accounting Standards Updates (“ASUs”) issued by the FASB during the three months ended March 31, 2023. Any other recently issued accounting standards or pronouncements not disclosed have been excluded as they either are not applicable to the Company, or they are not expected to have a material effect on the condensed consolidated financial statements of the Company.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of March 31, 2023 and December 31, 2022 (in thousands):

March 31, 2023
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$8,614	$(7,133)	$1,481
Above-market leases, net	908	(774)	134
Total	$9,522	$(7,907)	$1,615

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,826	$(871)	$955
Total	$1,826	$(871)	$955

December 31, 2022
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$8,614	$(6,978)	$1,636
Above-market leases, net	908	(753)	155
Total	$9,522	$(7,731)	$1,791

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,826	$(848)	$978
Total	$1,826	$(848)	$978

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.1 million for the three months ended March 31, 2023 and 2022, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $0.2 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
Remainder of 2023	$19	$152	$232
2024	26	203	309
2025	35	203	203
2026	54	203	82
2027	54	203	77
2028	54	203	77
Thereafter	579	9,027	501

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

As of March 31, 2023, the Company had investments in eight unconsolidated entities as follows:

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

Each reporting period, the Company re-analyzes the primary inputs that determine the Contribution Value and the gain or loss for those unconsolidated entities subject to a revaluation. The following table summarizes the properties contributed to the Company’s unconsolidated entities (in millions):

		March 31, 2023
Unconsolidated Entities	Contribution Date	Contribution Value	Gain (Loss)
2019
Tech Ridge JV (1)	September 27, 2019	$3.0	$0.1

(1)
The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

The following tables present combined condensed financial data for the Company’s unconsolidated entities (in thousands):

	March 31, 2023	December 31, 2022
ASSETS
Investment in real estate
Land	$239,358	$263,169
Buildings and improvements	383,817	419,920
Accumulated depreciation	(73,577)	(68,482)
	549,598	614,607
Construction in progress	204,830	219,870
Net investment in real estate	754,428	834,477
Cash and cash equivalents	45,191	29,072
Investment in unconsolidated entities	54,393	55,247
Tenant and other receivables, net	6,574	5,041
Other assets, net	12,600	14,245
Total assets	$873,186	$938,082

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Accounts payable, accrued expenses and other liabilities	50,608	52,808
Total liabilities	50,608	52,808

Members' Interest
Additional paid in capital	895,455	957,154
Retained earnings (accumulated deficit)	(72,877)	(71,880)
Total members' interest	822,578	885,274
Total liabilities and members' interest	$873,186	$938,082

	Three Months Ended March 31,
	2023	2022
Total revenue	$6,304	$7,840
Property operating expenses	(2,993)	(3,926)
Depreciation and amortization	(4,975)	(7,508)
Operating loss	(1,664)	(3,594)
Other expenses	(276)	(1,434)
Gains (losses) and (impairments)	(70,806)	(61,140)
Net loss	$(72,746)	$(66,168)
Equity in loss of unconsolidated entities (1)	$(36,372)	$(33,076)
(1)
Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. In conjunction with the Plan of Sale, the Company recognized a change in plan to reduce the holding periods of all its investments in unconsolidated entities, which triggered the need for a quarterly impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures. The Company utilizes appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. No other than temporary impairment was recorded for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, the Company exercised the put rights that it has on one of its Unconsolidated Properties. The Company has exercised its put rights on seven Unconsolidated Properties since the beginning of 2022. The Company did not close on the sale of any exercised put rights during the three months ended March 31, 2023. Through December 31, 2022, the Company closed on the sale of three of the previously exercised put rights. The Company’s partners assess impairment on its underlying assets pursuant to ASC 360, Property, Plant and Equipment, and recorded impairment on unconsolidated properties of $70.8 million and $61.1 million for the three months ended March 31, 2023 and 2022, respectively.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. During the three months ended March 31, 2023 and 2022, the Company recorded management and related fees of $0.3 million and $1.8 million, respectively. Refer to Note 2 for the Company’s accounting policies.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of March 31, 2023 are approximately as follows:

(in thousands)	March 31, 2023
Remainder of 2023	$26,341
2024	35,085
2025	35,169
2026	33,143
2027	31,583
2028	30,627
Thereafter	104,871
Total	$296,819

The components of lease revenues for the three months ended March 31, 2023 and 2022 were as follows:

(in thousands)	Three Months Ended March 31,
	2023	2022
Fixed rental income	$12,154	$24,107
Variable rental income	(895)	4,271
Total rental income	$11,259	$28,378

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of March 31, 2023, and December 31, 2022, the outstanding amount of right-of-use, or ROU, assets were $15.9 million and $16.2 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the condensed consolidated balance sheets.

The Company recorded rent expense related to leased corporate office space of $0.3 million for the three months ended March 31, 2023 and 2022. Such rent expense is classified within general and administrative expenses in the condensed consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $0.1 million for the three months ended March 31, 2023 and 2022. Such ground rent expense is classified within property operating expenses in the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $0.8 million in 2023, $1.2 million in 2024, $1.2 million in 2025, $1.2 million in 2026, $1.2 million in 2027 and $2.9 million for the periods thereafter. The present value discount is ($2.7) million.

The following table sets forth information related to the measurement of our lease liabilities as of March 31, 2023:

March 31, 2023
Weighted average remaining lease term (in years)	10.2
Weighted average discount rate	6.99%
Cash paid for operating leases (in thousands)	$625

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing and includes a $400.0 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230 million voluntary prepayment, reducing the unpaid principal balance to $800 million, and the debt maturity was extended for two years to July 31, 2025.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the condensed consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of March 31, 2023, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

The Term Loan Facility includes certain financial metrics to govern springing collateral requirements and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending March 31, 2023, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending March 31, 2023, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics triggers the springing mortgage and collateral requirements but will not result in an event of default. The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of March 31, 2023, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture. The Third Term Loan Amendment (defined below) executed on June 16, 2022 eliminates this requirement and allows the Company to dispose of assets without Berkshire Hathaway's consent. There are no other impacts from non-compliance with financial metrics.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement. As of March 31, 2023 and December 31, 2022, the unamortized balance of the Company’s debt issuance costs were $0.1 million and $0.2 million, respectively.

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

On November 24, 2021, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Second Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that (i) the “make whole” provision in the Senior Secured Term Loan Agreement shall not be applicable to prepayments of principal ; and (ii) the Senior Secured Term Loan Agreement, as amended for (i) above, may at the Operating Partnership's election be extended for two years from July 31, 2023 to July 31, 2025 (the “Maturity Date”) if its principal has been reduced to $800 million by the July 31, 2023. The outstanding principal balance was reduced to $800 million on February 2, 2023, and the Maturity Date has been extended to July 31, 2025.

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

As of March 31, 2023, the Company paid down $800 million towards the Term Loan’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of March 31, 2023 was $800 million.

Note 7 – Income Taxes

The Company had previously elected to be taxed as a REIT as defined under Section 856(a) of the Code for federal income tax purposes upon formation and through December 31, 2021. On March 31, 2022, the Company announced that its Board of Trustees unanimously approved a plan to terminate the Company’s REIT status and become a taxable C Corporation, effective for the year ended December 31, 2022. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its stockholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2022, the Company is subject to federal, state and local income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT since inception and through the 2021 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until December 31, 2021.

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022 and had a deferred tax benefit balance of $162.8 million as of December 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $5.5 million during the three months ended March 31, 2023. As of March 31, 2023, the Company has recorded a full valuation allowance of $168.3 million against the deferred tax asset pursuant to ASC 740, as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilized to offset any taxes due on those gains to the extent of the DTAs.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2023 primarily due to the placement of a valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $168.3 million as of March 31, 2023 consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of March 31, 2023 and 2022, respectively.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of March 31, 2023. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

During the three months ended March 31, 2023 and 2022, respectively, in accordance with ASC 360-10, Property, Plant and Equipment, the Company recorded impairment losses of $2.6 million and $1.0 million, respectively, on real estate assets which are included in impairment on real estate assets within the condensed consolidated statements of operations. During the three months ended March 31, 2023 and 2022, respectively, in accordance with ASC 323, Equity Method and Joint Ventures, the Company recorded no other-than-temporary impairment losses on investments in unconsolidated entities. The $2.6 million of impairment recorded during the three months ended March 31, 2023 is the result of the Company agreeing to sell a property for less than its carrying value. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties.

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

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents, restricted cash and the term loan facility. The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of March 31, 2023 and December 31, 2022, respectively, the estimated fair values of the Company’s debt obligations were $0.8 billion and $1.0 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

On August 9, 2022, following the mediation, all of the parties to the Litigation and certain of the parties to the Shareholder Litigation (to which Seritage is not a defendant) entered into a settlement agreement pursuant to which the defendants paid to the Sears estate $175 million (of which the Seritage Defendants contributed approximately $35 million) in exchange for dismissal of the Consolidated Litigation and for the full and final satisfaction and release of all claims in the Consolidated Litigation (including, in the case of the Seritage Defendants, any and all claims between the Seritage Defendants and the Sears estate in the Sears bankruptcy proceeding).

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

On March 2, 2021, the company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Sears Bankruptcy. During the quarter ended December 31, 2022, the Company reached settlement agreements with two of the D&O Insurers and received gross proceeds of $12.7 million, which was recorded in interest and other income in the consolidated statements of operations during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. The Company received $3.8 million during the three months ended March 31, 2023, which is recorded in interest and other income in the consolidated statements of operations. The Company received $7.8 million subsequent to March 31, 2023.

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

On July 6, 2022, Mr. Lampert converted all Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he owns 26.9% of the outstanding Class A shares as of March 31, 2023.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, were parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease.

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company paid Winthrop $0.7 million as payment of a monthly fee and reimbursement for certain employee expenses during the three months ended March 31, 2023.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

In addition, as of March 31, 2023 and December 31, 2022, respectively, the Company had incurred no development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities.

The Company has certain put rights on properties held by the Unconsolidated Entities, which may require the Company’s partner to buy out the Company’s investment in such properties. During the three months ended March 31, 2023, the Company exercised its put rights on one property.

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

On July 6, 2022, ESL converted all Operating Partnership Units to Class A common shares. As a result, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership as of March 31, 2023.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of March 31, 2023, 56,059,530 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of March 31, 2023, there were no Class B non-economic common shares issued and outstanding.

Series A Preferred Shares

In December 2017, the Company issued 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) in a public offering at $25.00 per share. The Company received net proceeds from the offering of approximately $66.4 million, after deducting payment of the underwriting discount and offering expenses.

As of December 14, 2022, the Company may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends. The Series A Preferred Shares have no stated maturity, are not subject to any sinking fund or mandatory redemption and will remain outstanding indefinitely unless the Company redeems or otherwise repurchases them or they are converted.

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A common shares during 2023 or 2022. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2023 and 2022:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2023
April 27	June 30	July 14	$0.43750
February 15	March 31	April 17	0.43750
2022
November 1	December 30	January 16, 2023	$0.43750
July 26	September 30	October 17	0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750

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

(in thousands except per share amounts)	Three Months Ended March 31,
	2023	2022
Numerator - Basic and Diluted
Net loss	$(61,986)	$(66,987)
Net loss attributable to non-controlling interests	—	14,782
Preferred dividends	(1,225)	(1,225)
Net loss attributable to common shareholders - Basic	$(63,211)	$(53,430)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	56,059	43,634
Weighted average Class A common shares outstanding - Basic	56,059	43,634
Weighted average Class A common shares outstanding - Diluted	56,059	43,634

Loss per share attributable to Class A common shareholders - Basic	$(1.13)	$(1.22)
Loss per share attributable to Class A common shareholders - Diluted	$(1.13)	$(1.22)

No adjustments were made to the numerator for the three months ended March 31, 2023 and 2022, respectively, because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended March 31, 2023 and 2022, respectively, because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of March 31, 2023 and December 31, 2022, there were 380,308 and 535,650 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	535,650	$14.31
Restricted shares vested	(143,583)	13.82
Restricted shares forfeited	(11,759)	24.52
Unvested restricted shares at end of period	380,308	$14.18

The Company recognized $0.8 million and $0.4 million in compensation expense related to the restricted shares for the three months ended March 31, 2023 and 2022, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of March 31, 2023, there were approximately $3.7 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 1.6 years. As of March 31, 2022, there were approximately $7.3 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 2.5 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “would,” “may” or other similar expressions in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

Overview

Prior to our adoption of the Plan for Sale, we were principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. We will continue to actively manage each remaining location until such time as each property is sold. As of March 31, 2023, our portfolio consisted of interests in 72 properties comprised of approximately 10.2 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 2.6 million square feet of which is held by unconsolidated entities (the “Unconsolidated Properties”), approximately 157 acres held for or under development and approximately 5.3 million square feet or approximately 428 acres to be disposed of.

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

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

In the first quarter of 2022, we announced a Review of Strategic Alternatives and during the second quarter determined that the best plan for all assets is to pursue sales. As a result of the foregoing, the Company’s anticipated holding periods with respect to certain assets has changed. This affected our view of recoverability of the carrying value of those assets over their respective holding periods and during the year ended December 31, 2022, $126.9 million of impairment was recorded. Due to agreeing to sell an asset below its carrying value, we have recognized $2.6 million of impairment losses during the three months ended March 31, 2023, which are included in impairment on real estate assets within the condensed consolidated statements of operations. We did not recognize any other-than-temporary impairment losses to our investments in unconsolidated entities during the three months ended March 31, 2023. We continue to evaluate our portfolio, including our development plans and offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

Business Strategies

The Company’s primary objective is to create value for its shareholders through the monetization of the Company's assets through the Plan of Sale, which can be suspended by the Board of Trustees. Additionally, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities. We additionally look to further lease our built retail footprint and densify any excess parking land through the addition of triple net (“NNN”) pad sites, which are standalone sites upon which a customized space can be built or leased for a tenant, to the extent that we believe these actions would be accretive to shareholder value.

In order to achieve its objective, the Company intends to execute the following strategies:

•
Multi-tenant Retail: Our portfolio of 13 multitenant retail assets provides positive cash flow and are primarily leased to a variety of national credit tenants. As of March 31, 2023, this portfolio was 76.0% leased with a pipeline of 0.1 million square feet. A majority of our leases are effectively NNN based on the structure of our leases, providing an important inflation hedge. This portfolio also affords numerous further densification opportunities through the addition of pads on excess parking areas. We are working to maximize value of these assets and position them for sale.
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
•
Premier/Master Planned Mixed Use and Residential: As of March 31, 2023, our full portfolio included approximately 997 acres of land, or an average of 13.8 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas, and the Northeast. We believe these land holdings will provide meaningful opportunities to create value through entitlements, leasing and developments.
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

Comparison of the Three Months Ended March 31, 2023 to the Three Months Ended March 31, 2022

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Revenue
Rental income	$418	$29,084	$(28,666)
Expenses
Property operating	8,185	11,032	(2,847)
Real estate taxes	1,537	8,150	(6,613)
Depreciation and amortization	4,564	11,934	(7,370)
General and administrative	12,220	9,092	3,128
(Gain) loss on sale of real estate, net	(12,392)	1,015	(13,407)
Impairment of real estate assets	2,576	991	1,585
Equity in loss of unconsolidated entities	36,372	33,076	3,296
Interest and other income	(5,585)	(11)	(5,574)
Interest expense	15,202	22,588	(7,386)

Rental Income

The following table presents the results for rental income for the three months ended March 31, 2023, as compared to the corresponding period in 2022 (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,
	2023		2022
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$11,259	2693.5%	$28,378	97.6%	(17,119)
Straight-line rent (expense)	(10,843)	-2594.0%	721	2.5%	(11,564)
Amortization of the above/below market leases	2	0.5%	(15)	-0.1%	17
Total rental income	$418	100.0%	$29,084	100.0%	$(28,666)

The decrease of $17.1 million in in-place retail lease rental income during 2023 is primarily due to property sales.

The decrease of $11.6 million in straight-line rental income was primarily due to a reversal of $10.8 million of straight-line rent due to property sales.

Property Operating Expenses and Real Estate Taxes

The decrease of $2.8 million in property operating expense for the three months ended March 31, 2023 was due primarily to asset sales and partially offset by a decrease in amounts capitalized.

The decrease of $6.6 million in real estate taxes for the three months ended March 31, 2023 was due primarily to asset sales and refunds received during the three months ended March 31, 2023.

Depreciation and Amortization Expenses

The decrease of $7.4 million in depreciation and amortization expenses for the three months ended March 31, 2023 was primarily due to a decrease of $7.2 million in net scheduled depreciation due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The increase of $3.1 million in general and administrative expenses for the three months ended March 31, 2023 was driven by an increase in legal and consulting related expenses resulting from the comprehensive review of strategic alternatives. This was partially offset by a decrease in compensation expense, resulting from a decrease in head count.

Gain on Sale of Real Estate, Net

During the three months ended March 31, 2023, the Company sold 24 properties for aggregate consideration of $290.8 million and recorded a gain totaling $12.4 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the three months ended March 31, 2023, the Company recognized $2.6 million in impairment on one real estate asset, which is included within the condensed consolidated statements of operations. This impairment arose from the Company’s plan to sell this property for sale below carrying value, which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment.

Equity in Loss of Unconsolidated Entities

The increase of $3.3 million in loss in the unconsolidated entities for the three months ended March 31, 2023 was driven by $70.8 million impairment charge recorded in one investment during the three months ended March 31, 2023, resulting in the Company picking up their share of this impairment at $35.4 million. During the three months ended March 31, 2022, one investment recorded impairment of $61.1 million, resulting in the Company picking up their share of this impairment at $30.6 million.

Interest and other income

The increase of $5.6 million of interest and other income is primarily due to the receipt of $3.8 million relating to the settlement with the D&O Insurers.

Interest Expense

The decrease of $7.4 million in interest expense for the three months ended March 31, 2023 was driven by the partial Term Loan Facility pay down totaling $800 million as of March 31, 2023.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the three months ended March 31, 2023 and the Company recorded net operating cash outflows of $22.0 million. Additionally, the Company’s generated investing cash inflows of $240.3 million during the three months ended March 31, 2023, which were driven by asset sales and partially offset by development expenditures.

Obligations are projected to continue to exceed property rental income and we expect to fund such obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement:

•
Sales of Consolidated Properties. As of March 31, 2023, we had sold 172 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $1.9 billion of gross proceeds since we began our capital recycling program in July 2017.
•
Sales of interests in Unconsolidated Properties. As of March 31, 2023, we had sold our interests in 23 Unconsolidated Properties and generated approximately $362.9 million of gross proceeds since July 2017. Certain of our unconsolidated entity agreements also include rights that allow us to sell our interests in select Unconsolidated Properties to our partners at fair market value;
•
Unconsolidated Properties. As of March 31, 2023, we had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;
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

Additionally, the Term Loan Amendment provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Agreement. The Third Term Loan Amendment (as defined in Note 6 – Debt of the Notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q) executed on June 16, 2022 eliminated this right.

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

During the three months ended March 31, 2023, we have repaid $230.0 million against the principal of the Term Loan Facility. Our outstanding balance as of March 31, 2023, is $800 million.

See Note 1 – Organization of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of liquidity and going concern.

Cash Flows for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2023 and 2022, respectively (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Net cash used in operating activities	$(21,952)	$(30,048)	$8,096
Net cash provided by investing activities	240,290	(21,521)	261,811
Net cash (used in) provided by financing activities	(231,225)	(1,225)	(230,000)

Cash Flows from Operating Activities

Significant components of net cash used in operating activities include:

In 2023, a decrease in rental income and a decrease to accounts payable, accrued expenses and other liabilities, partially offset by a decrease to tenant and other receivables.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

−
In 2023, $280.0 million of net proceeds from the sale of real estate offset by development of real estate of ($32.0) million and investments in unconsolidated entities of ($7.7) million; and
−
In 2022, $8.5 million of net proceeds from the sale of real estate offset by development of real estate of ($22.5) million and investments in unconsolidated entities of ($7.6) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

−
In 2023, ($230.0) million cash repayment of Term Loan Facility principal and cash payments of preferred dividends, ($1.2) million; and
−
In 2022, cash payments of preferred dividends, ($1.2) million.

Dividends and Distributions

The Company’s Board of Trustees did not declared dividends on the Company’s Class A common shares during the three months ended March 31, 2023 and 2022, respectively.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2023 and 2022:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2023
April 27	June 30	July 14	$0.43750
February 15	March 31	April 17	0.43750
2022
November 1	December 30	January 16, 2023	$0.43750
July 26	September 30	October 17	0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750

The Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of March 31, 2023 and December 31, 2022, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2022.

Capital Expenditures

During the three months ended March 31, 2023, the Company invested $32.0 million in our consolidated development and operating properties and an additional $7.7 million into our unconsolidated joint ventures, as we continue to advance our business plans, including our previously announced projects.

During the three months ended March 31, 2023 and 2022, respectively, we incurred no maintenance capital expenditures that were not associated with re-tenanting and redevelopment projects.

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

On March 15, 2021, the Court consolidated the Litigation with a case captioned Sears Holding Corp. et al. v. Andrew H. Tisch, et al., Case No. 20-07007 (RDD) (the “Shareholder Litigation,” and, together with the Litigation, the “Consolidated Litigation”). The Shareholder Litigation was brought by the UCC, Sears Holdings Corporation, and Sears, Roebuck and Co., against certain shareholders of Sears Holdings or its related companies. Seritage was not named as a defendant in the Shareholder Litigation, which alleges, among other things, that certain transactions undertaken by Sears Holdings since 2014 (including the July 2015 transactions giving rise to Seritage, the execution of the Original Master Lease with Sears Holdings, and the acquisition of real estate from Sears Holdings) constituted actual and/or constructive fraudulent transfers and/or illegal dividends. We believe that the claims against the Seritage Defendants in the Consolidated Litigation are without merit.

On April 6, 2022, the Court entered an order in the Consolidated Litigation, upon the agreement of the parties thereto, providing for a mediation of the litigation. The parties and the Court extended the mediation several times, through August, and up until the settlement described below was reached.

On August 9, 2022, following the mediation, all of the parties to the Litigation and certain of the parties to the Shareholder Litigation (to which Seritage is not a defendant) entered into a settlement agreement pursuant to which the defendants paid to the Sears estate $175 million (of which the Seritage Defendants contributed approximately $35 million) in exchange for dismissal of the Consolidated Litigation and for the full and final satisfaction and release of all claims in the Consolidated Litigation (including, in the case of the Seritage Defendants, any and all claims between the Seritage Defendants and the Sears estate in the Sears bankruptcy proceeding).

On September 2, 2022, the United States Bankruptcy Court for the Southern District of New York entered an order approving the settlement and, on October 18, 2022, the Litigation was dismissed. While we believe that the claims against the Seritage Defendants in the Litigation were without merit, we entered into the settlement, without admitting any fault or wrongdoing, in order to avoid the continued imposition of legal defense costs, distraction, and the uncertainty and risk inherent in any litigation.

We made a settlement payment of $35.5 million based on our contributions to the settlement of the Litigation. This payment is recorded as litigation settlement in the consolidated statements of operations during the year ended December 31, 2022.

On March 2, 2021, we brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). Our lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Sears Bankruptcy. Any amounts received from the insurers will offset the Seritage Defendants’ contribution. We reached settlement agreements with two of the D&O Insurers for gross proceeds of $12.7 million which is recorded in interest and other income in the consolidated statements of operations during the year ended December 31, 2022. During the three months ended March 31, 2023, we reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. We received $3.8 million during the three months ended March 31, 2023, which is recorded in interest and other income in the consolidated statements of operations and received $7.8 million subsequent to March 31, 2023.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2022 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the three months ended March 31, 2023, there were no material changes to these policies.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
NOI and Total NOI	2023	2022
Net loss	$(61,986)	$(66,987)
Termination fee income	—	(277)
Management and other fee income	(262)	(1,821)
Depreciation and amortization	4,564	11,934
General and administrative expenses	12,220	9,092
Equity in loss of unconsolidated entities	36,372	33,076
(Gain) loss on sale of real estate, net	(12,392)	1,015
Impairment of real estate assets	2,576	991
Interest and other income	(5,585)	(11)
Interest expense	15,202	22,588
(Benefit) provision for income taxes	(13)	25
Straight-line rent	10,843	(721)
Above/below market rental expense	48	65
NOI	$1,587	$8,969
Unconsolidated entities
Net operating income of unconsolidated entities	1,659	1,846
Straight-line rent	(147)	(328)
Above/below market rental expense	5	6
Total NOI	$3,104	$10,493

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2022 Annual Report on Form 10-K.

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

Changes in Internal Controls.

There were no changes in our internal control over financial reporting that occurred during the period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

Item 1A. Risk Factors

Information regarding risk factors appears in our 2022 Annual Report on Form 10-K in Part I, Item 1A. Risk Factors. There have been no material changes from the risk factors previously disclosed in our 2022 Annual Report on Form 10-K.

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

SERITAGE GROWTH PROPERTIES

Dated: May 10, 2023	/s/ Andrea Olshan
	By:	Andrea Olshan
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2023	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)