Form 10-Q
period 2023-06-30
Seritage Growth Properties
filed 2023-08-14
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 11, 2023, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,182,522
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Investment in real estate
Land	$134,291	$172,813
Buildings and improvements	356,952	463,616
Accumulated depreciation	(43,369)	(57,330)
	447,874	579,099
Construction in progress	128,931	185,324
Net investment in real estate	576,805	764,423
Real estate held for sale	98,084	455,617
Investment in unconsolidated entities	301,493	382,597
Cash and cash equivalents	124,850	133,480
Restricted cash	12,904	11,459
Tenant and other receivables, net	22,188	41,495
Lease intangible assets, net	1,524	1,791
Prepaid expenses, deferred expenses and other assets, net	30,119	50,859
Total assets (1)	$1,167,967	$1,841,721

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility, net	$549,965	$1,029,754
Accounts payable, accrued expenses and other liabilities	56,320	89,368
Total liabilities (1)	606,285	1,119,122

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,182,522 and 56,052,546 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	562	561
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of June 30, 2023 and December 31, 2022; liquidation preference of $70,000	28	28
Additional paid-in capital	1,360,718	1,360,411
Accumulated deficit	(800,674)	(640,531)
Total shareholders' equity	560,634	720,469
Non-controlling interests	1,048	2,130
Total equity	561,682	722,599
Total liabilities and equity	$1,167,967	$1,841,721

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets, as of June 30, 2023, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $3.3 million of land, $2.8 million of building and improvements, $(0.8) million of accumulated depreciation and $2.3 million of other assets included in other line items. The Company's consolidated balance sheets as of December 31, 2022, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(1.0) million of accumulated depreciation and $4.0 million of other assets included in other line items.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
REVENUE
Rental income	$5,517	$29,418	$5,935	$58,502
Management and other fee income	367	286	629	2,107
Total revenue	5,884	29,704	6,564	60,609
EXPENSES
Property operating	5,196	10,801	13,381	21,833
Real estate taxes	2,170	6,425	3,707	14,575
Depreciation and amortization	4,151	10,669	8,715	22,603
General and administrative	10,099	11,093	22,319	20,185
Litigation settlement	—	35,000	—	35,000
Total expenses	21,616	73,988	48,122	114,196
Gain on sale of real estate, net	33,488	68,031	45,880	67,016
Gain on sale of interest in unconsolidated entities	7,323	—	7,323	—
Impairment of real estate assets	(104,467)	(109,343)	(107,043)	(110,334)
Equity in loss of unconsolidated entities	(13,698)	(33,720)	(50,070)	(66,796)
Interest and other income	9,869	99	15,454	110
Interest expense	(12,528)	(22,663)	(27,730)	(45,251)
Loss before income taxes	(95,745)	(141,880)	(157,744)	(208,842)
Benefit (provision) for income taxes	38	(203)	51	(228)
Net loss	(95,707)	(142,083)	(157,693)	(209,070)
Net loss attributable to non-controlling interests	—	31,328	—	46,110
Net loss attributable to Seritage	$(95,707)	$(110,755)	$(157,693)	$(162,960)
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,450)
Net loss attributable to Seritage common shareholders	$(96,932)	$(111,980)	$(160,143)	$(165,410)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(1.73)	$(2.56)	$(2.85)	$(3.79)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(1.73)	$(2.56)	$(2.85)	$(3.79)
Weighted average Class A common shares outstanding - Basic	56,173	43,677	56,116	43,656
Weighted average Class A common shares outstanding - Diluted	56,173	43,677	56,116	43,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2022	43,632	$436	2,800	$28	$1,241,048	$(553,771)	$157,059	$844,800
Net loss	—	—	—	—	—	(162,960)	(46,110)	(209,070)
Preferred dividends declared ($0.875 per share)	—	—	—	—	—	(2,450)	—	(2,450)
Vesting of restricted share units	45	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	1,118	—	—	1,118
Balance at June 30, 2022	43,677	$437	$2,800	$28	$1,242,165	$(719,181)	$110,949	$634,398

Balance at January 1, 2023	56,053	$561	2,800	$28	$1,360,411	$(640,531)	$2,130	$722,599
Net loss	—	—	—	—	—	(157,693)	—	(157,693)
Preferred dividends declared ($0.875 per share)	—	—	—	—	—	(2,450)	—	(2,450)
Vesting of restricted share units	130	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	1,443	—	—	1,443
Sale of consolidated joint venture	—	—	—	—	(1,135)	—	(1,082)	(2,217)
Balance at June 30, 2023	56,183	$562	2,800	$28	$1,360,718	$(800,674)	$1,048	$561,682

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at April 1, 2022	43,675	$437	2,800	$28	$1,241,583	$(607,201)	$142,277	777,124
Net loss	—	—	—	—	—	(110,755)	(31,328)	(142,083)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	2	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	582	—	—	582
Balance at June 30, 2022	43,677	$437	2,800	$28	$1,242,165	$(719,181)	$110,949	$634,398

Balance at April 1, 2023	56,060	$561	2,800	$28	$1,360,060	$(703,742)	$1,048	657,955
Net loss	—	—	—	—	—	(95,707)	—	(95,707)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	123	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	659	—	—	659
Balance at June 30, 2023	56,183	$562	2,800	$28	$1,360,718	$(800,674)	$1,048	$561,682

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(157,693)	$(209,070)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	50,070	66,796
Gain on sale of interest in unconsolidated entities	(7,323)	—
Gain on sale of real estate, net	(45,880)	(67,016)
Impairment of real estate assets	107,043	110,334
Share-based compensation	1,427	892
Depreciation and amortization	8,715	22,603
Amortization of deferred financing costs	211	211
Amortization of above and below market leases, net	93	121
Straight-line rent adjustment	14,638	(4,320)
Interest on sale-leaseback financing obligations	—	25
Litigation settlement	—	35,000
Change in operating assets and liabilities
Tenants and other receivables	4,666	(10,370)
Prepaid expenses, deferred expenses and other assets	5,017	1,713
Accounts payable, accrued expenses and other liabilities	(12,511)	(1,420)
Net cash used in operating activities	(31,527)	(54,501)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(11,127)	(15,432)
Distributions from unconsolidated entities	—	160
Net proceeds from sale of real estate	518,446	168,186
Net proceeds from disposition of interest in unconsolidated entities	49,376	—
Development of real estate	(49,903)	(53,032)
Net cash provided by investing activities	506,792	99,882
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan	(480,000)	—
Preferred dividends paid	(2,450)	(2,450)
Net cash used in financing activities	(482,450)	(2,450)
Net (decrease) and increase in cash and cash equivalents	(7,185)	42,931
Cash and cash equivalents, and restricted cash, beginning of period	144,939	113,753
Cash and cash equivalents, and restricted cash, end of period	$137,754	$156,684

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2023	2022
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$133,480	$106,602
Restricted cash at beginning of period	11,459	7,151
Cash and cash equivalents and restricted cash at beginning of period	$144,939	$113,753

Cash and cash equivalents at end of period	$124,850	$149,529
Restricted cash at end of period	12,904	7,155
Cash and cash equivalents and restricted cash at end of period	$137,754	$156,684

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$29,690	$52,188
Capitalized interest	2,513	7,674
Income taxes (refunded) paid	(51)	228
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$21,799	$28,561
Preferred dividends declared and unpaid	1,225	1,225
Transfer to / (from) real estate assets held for sale	(357,533)	117,013

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each remaining location until such time as each property is sold. As of June 30, 2023, the Company’s portfolio consisted of interests in 50 properties comprised of approximately 6.8 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 157 acres held for or under development until time of sale and approximately 3.6 million square feet or approximately 303 acres to be disposed of in its current state. The portfolio consists of approximately 5.2 million square feet of GLA held by 38 consolidated properties (such properties, the “Consolidated Properties”) and 1.7 million square feet of GLA held by 12 unconsolidated properties (such properties, the “Unconsolidated Properties”).

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale allows Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of June 30, 2023, Mr. Lampert owns approximately 26.8% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

The affirmative vote of at least two-thirds of all outstanding common shares of the Company was required to approve the Plan of Sale. The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, following the Company's filing of a final proxy statement with the SEC on September 14, 2022. During the meeting, the Plan of Sale was approved by the shareholders. The strategic review process remains ongoing as the Company executes the Plan of Sale. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations and certain development expenditures incurred during the six months ended June 30, 2023 and the Company incurred net operating cash outflows of $31.5 million. Additionally, the Company generated investing cash inflows of $506.8 million during the six months ended June 30, 2023, which were driven by asset sales partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, cash on hand, and sales of Consolidated and Unconsolidated Properties. During the six months ended June 30, 2023, the Company sold 43 consolidated assets and five unconsolidated properties for gross proceeds of $588.5 million and made aggregate principal prepayments of $480.0 million on the Term Loan Facility, reducing the outstanding Term Loan Facility balance to $550.0 million at June 30, 2023. Pursuant to the terms of the Term Loan Facility, by reducing the outstanding principal balance to $800 million, the maturity date for the Term Loan Facility was extended for two years to July 31, 2025.

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

The anticipated proceeds from the sales of assets under contract and expected minimum proceeds from the exercise of its put options of $160.2 and existing cash on hand, would allow the Company to fund its Obligations and certain development expenditures. As a result, the Company has concluded that management’s plans do alleviate substantial doubt about the Company’s ability to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2022. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three and six months ended June 30, 2023 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of June 30, 2023, the Company consolidates one VIE in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entity, specifically surrounding the development plan. As of June 30, 2023 and

December 31, 2022, the Company has several investments in unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of June 30, 2023, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

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

The Company, on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects and the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment charges of $104.5 million and $109.3 million during the three months ended June 30, 2023 and 2022, respectively, and impairment charges of $107.0 million and $110.3 million during the six months ended June 30, 2023 and 2022, respectively.

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received. Consideration consists of cash proceeds received.

The following table summarizes our gain on sale of real estate, net during the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Dispositions to third parties
Gross proceeds	$248.7	$163.4	$539.5	$172.3
Gain on sale of real estate, net	33.5	68.0	45.9	67.0

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

As of June 30, 2023, nine properties, including three partial sites and pad sites, were classified as held for sale with assets of $98.1 million and no liabilities, and, as of December 31, 2022, 34 properties, including three partial sites and pad sites, were classified as held for sale with assets of $455.6 million and no liabilities.

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

The Company recorded $12.7 million and $32.5 million in impairment losses in investments in unconsolidated entities for the three and six months ended June 30, 2023 and 2022, respectively.

Restricted Cash

As of June 30, 2023 and December 31, 2022, respectively, restricted cash represents cash collateral for a letter of credit and cash escrowed for development purposes.

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

The Company recorded an increase to rental income of $1.7 million and a reduction to rental income of $0.4 million during the three months ended June 30, 2023 and 2022, respectively, as a result of the Company’s evaluation of collectability. The Company recorded a reduction to rental income of $0.1 million and $0.2 million during the six months ended June 30, 2023 and 2022, respectively. In addition, the Company recorded a reduction of income of previously recorded straight-line rent of $3.8 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded a reduction of income of previously recorded straight-line rent of $14.7 million and $0.1 million for the six months ended June 30, 2023 and 2022, respectively. During the three and six months ended June 30, 2023 there was no impact on income related to deferral agreements. During the three and six months ended June 30, 2022, the Company recorded an increase to rental income of $0.2 million and $0.1 million related to the allowance for deferral agreements, respectively.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of June 30, 2023, the Company has two tenants that comprise 33.7% of annualized based rent, with no other tenants exceeding 10.0% of annualized based rent. The Company’s portfolio of 38 Consolidated Properties and 12 Unconsolidated Properties was diversified by location across 18 states.

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

Recently Issued Accounting Pronouncements

The Company has not adopted any Accounting Standards Updates (“ASUs”) issued by the FASB during the three and six months ended June 30, 2023. Any other recently issued accounting standards or pronouncements not disclosed have been excluded as they either are not applicable to the Company, or they are not expected to have a material effect on the condensed consolidated financial statements of the Company.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of June 30, 2023 and December 31, 2022 (in thousands):

June 30, 2023
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$3,387	$(1,983)	$1,404
Above-market leases, net	435	(315)	120
Total	$3,822	$(2,298)	$1,524

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,602	$(668)	$934
Total	$1,602	$(668)	$934

December 31, 2022
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$8,614	$(6,978)	$1,636
Above-market leases, net	908	(753)	155
Total	$9,522	$(7,731)	$1,791

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,826	$(848)	$978
Total	$1,826	$(848)	$978

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1 million for the three and six months ended June 30, 2023 and 2022, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.1 million for the three and six months ended June 30, 2023 and 2022, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $0.1 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively and $0.2 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
Remainder of 2023	$13	$101	$154
2024	26	203	309
2025	35	203	203
2026	54	203	82
2027	54	203	77
2028	54	203	77
Thereafter	579	9,027	501

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

As of June 30, 2023, the Company had investments in seven unconsolidated entities as follows:

		Seritage %	# of	Total
Unconsolidated Entities	Entity Partner(s)	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	2	136,000
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	3	262,500
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	3	275,700
Mark 302 JV LLC ("Mark 302 JV")	An investment fund managed by Invesco Real Estate	50.0%	1	51,500
SI UTC LLC ("UTC JV")	A separate account advised by Invesco Real Estate	50.0%	1	106,200
Tech Ridge JV Holding LLC ("Tech Ridge JV")	An affiliate of RD Management	50.0%	1	—
Landmark Land Holdings, LLC ("Landmark JV")	The Howard Hughes Corporation and Foulger-Pratt	31.3%	1	—
			12	831,900

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

		June 30, 2023
Unconsolidated Entities	Contribution Date	Contribution Value	Gain (Loss)
2019
Tech Ridge JV (1)	September 27, 2019	$3.0	$0.1

(1)
The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

The following tables present combined condensed financial data for the Company’s unconsolidated entities (in thousands):

	June 30, 2023	December 31, 2022
ASSETS
Investment in real estate
Land	$207,508	$263,169
Buildings and improvements	393,538	419,920
Accumulated depreciation	(73,869)	(68,482)
	527,177	614,607
Construction in progress	144,164	219,870
Net investment in real estate	671,341	834,477
Cash and cash equivalents	37,930	29,072
Investment in unconsolidated entities	53,901	55,247
Tenant and other receivables, net	5,408	5,041
Other assets, net	45,577	14,245
Total assets	$814,157	$938,082

LIABILITIES AND MEMBERS' INTERESTS
Liabilities	495	—
Accounts payable, accrued expenses and other liabilities	88,555	52,808
Total liabilities	89,050	52,808

Members' Interest
Additional paid in capital	729,375	957,154
Retained earnings (accumulated deficit)	(4,268)	(71,880)
Total members' interest	725,107	885,274
Total liabilities and members' interest	$814,157	$938,082

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Total revenue	$5,072	$7,919	$11,376	$15,759
Property operating expenses	(2,852)	(3,110)	(5,845)	(7,036)
Depreciation and amortization	(4,563)	(6,503)	(9,538)	(14,011)
Operating loss	(2,343)	(1,694)	(4,007)	(5,288)
Other expenses	(115)	(826)	(391)	(2,260)
Gains (losses) and (impairments)	(24,918)	(32,474)	(95,718)	(93,614)
Net loss	$(27,376)	$(34,994)	$(100,116)	$(101,162)
Equity in loss of unconsolidated entities (1)	$(13,698)	$(33,720)	$(50,070)	$(66,796)
(1)
Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. In conjunction with the Plan of Sale, the Company recognized a change in plan to reduce the holding periods of all its investments in unconsolidated entities, which triggered the need for a quarterly impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures. The Company utilizes appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. As a result of the Company’s analysis, other-than-temporary impairment of $12.7 million and $32.5 million was recorded against equity method investments in three unconsolidated entities for the three and six months ended June 30, 2023 and 2022, respectively.

During the three and six months ended June 30, 2023, the Company sold its interest in one unconsolidated entity, resulting in a gain of $7.3 million which is included on the condensed consolidated statements of operations.

During the three months ended June 30, 2023, the Company did not exercise any put rights. During the six months ended June 30, 2023, the Company exercised its put right on one Unconsolidated Property. The Company has exercised its put rights on seven Unconsolidated Properties since January 1, 2022. The Company closed on the sale of one exercised put right during the three and six months ended June 30, 2023. During the year ended December 31, 2022, the Company closed on the sale of three of the previously exercised put rights. The Company’s partners assess impairment on its underlying assets pursuant to ASC 360, Property, Plant and Equipment, and recorded impairment on unconsolidated properties of $70.8 million and $61.1 million for the six months ended June 30, 2023 and 2022, respectively. The Company's 50% share of these impairment charges is included in equity in loss of unconsolidated entities on the condensed consolidated statements of operations. No such impairment was recorded during the three months ended June 30, 2023 and 2022, respectively.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. During the three months ended June 30, 2023 and 2022, the Company recorded management and related fees of $0.4 million and $0.3 million, respectively. During the six months ended June 30, 2023 and 2022, the Company recorded management and related fees of $0.6 million and $2.1 million, respectively. These fees are included in management and other fee income on the condensed consolidated statements of operations. Refer to Note 2 for the Company’s accounting policies.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of June 30, 2023 are approximately as follows:

(in thousands)	June 30, 2023
Remainder of 2023	$12,720
2024	26,593
2025	26,793
2026	24,538
2027	23,116
2028	20,077
Thereafter	61,717
Total	$195,554

The components of lease revenues for the three and six months ended June 30, 2023 and 2022 were as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed rental income	$7,902	$21,341	$20,056	$45,119
Variable rental income	1,404	4,482	508	9,083
Total rental income	$9,306	$25,823	$20,564	$54,202

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of June 30, 2023, and December 31, 2022, the outstanding amount of right-of-use, or ROU, assets were $14.9 million and $16.2 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the condensed consolidated balance sheets. During the three months ended June 30, 2023, the Company entered into a sublease agreement to sublease a portion of its corporate office. As a result, this triggered the need for an ROU impairment assessment and the Company determined that the ROU asset was impaired. The Company recorded impairment of $0.8 million which is included in impairment of real estate assets on the condensed consolidated statements of operations.

The Company recorded rent expense related to leased corporate office space of $0.3 million and $0.2 million for the three months ended June 30, 2023 and 2022, respectively and $0.5 million for the six months ended June 30, 2023 and 2022, respectively. Such rent expense is classified within general and administrative expenses in the condensed consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $0.1 million for the three and six months ended June 30, 2023 and 2022. Such ground rent expense is classified within property operating expenses in the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $0.6 million for the remainder of 2023, $1.2 million in 2024, $1.2 million in 2025, $1.2 million in 2026, $1.2 million in 2027 and $2.9 million for the periods thereafter. The present value discount is ($3.5) million.

The following table sets forth information related to the measurement of our lease liabilities as of June 30, 2023:

June 30, 2023
Weighted average remaining lease term (in years)	11.0
Weighted average discount rate	6.75%
Cash paid for operating leases (in thousands)	$1,161

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing and includes a $400.0 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230 million voluntary prepayment, reducing the unpaid principal balance to $800 million, and the debt maturity was extended for two years to July 31, 2025. The Company made additional voluntary prepayments aggregating $250 million during the second quarter of 2023, reducing the unpaid principal balance to $550 million at June 30, 2023. Subsequent to June 30, 2023, the Company made an additional $70 million in principal prepayments reducing the balance of our Term Loan Facility to $480 million.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the condensed consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of June 30, 2023, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

The Term Loan Facility includes certain financial metrics to govern springing collateral requirements and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2023, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2023, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics triggers the springing mortgage and collateral requirements but will not result in an event of default. The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of June 30, 2023, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture. The Third Term Loan Amendment (defined below) executed on June 16, 2022 eliminates this requirement and allows the Company to dispose of assets without Berkshire Hathaway's consent. There are no other impacts from non-compliance with financial metrics.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement. As of June 30, 2023 and December 31, 2022, the unamortized balance of the Company’s debt issuance costs were $0.1 million and $0.2 million, respectively.

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

As of June 30, 2023, the Company has paid down a total of $1.05 billion towards the Term Loan’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of June 30, 2023 was $550 million. Subsequent to June 30, 2023, the Company made an additional $70 million in principal prepayments reducing the balance of our Term Loan Facility to $480 million.

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

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022 and had a deferred tax benefit balance of $162.8 million as of December 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $33.0 million and $38.5 million during the three and six months ended June 30, 2023. As of June 30, 2023, the Company has recorded a full valuation allowance of $201.3 million against the deferred tax asset pursuant to ASC 740, as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilized to offset any taxes due on those gains to the extent of the DTAs.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2023 primarily due to the placement of a valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $201.3 million as of June 30, 2023 consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of June 30, 2023 and 2022, respectively.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of June 30, 2023. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company's assets measured at fair value on a non-recurring basis as of June 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description (1)	June 30, 2023	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$216,768	$6,000	$13,800	$196,968
Impaired right-of-use assets	3,020	-	-	3,020
Other-than-temporary impaired investments in unconsolidated entities	108,116	67,414	40,702	-

(1) Represents non-recurring fair value measurement. The fair value is calculated as of the impairment date.

	Balance	Fair Value Measurements Using
Description (1)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$343,237	$68,125	$254,005	$21,107
Other-than-temporary impaired investments in unconsolidated entities	153,215	23,795	38,124	91,296

(1) Represents non-recurring fair value measurement. The fair value is calculated as of the impairment date.

During the three months ended June 30, 2023 and 2022, respectively, in accordance with ASC 360-10, Property, Plant and Equipment, the Company recorded impairment losses of $104.5 million and $109.3 million, respectively, on real estate assets which are included in impairment on real estate assets within the condensed consolidated statements of operations. During the six months ended June 30, 2023 and 2022, respectively, the Company recorded impairment losses of $107.0 million and $110.3 million, respectively. The $104.5 million of impairment recorded during the three months ended June 30, 2023 is the result of continued increases to development and construction costs, deteriorating market conditions and, in certain instances excluding Aventura, the Company agreeing to sell a property for less than its carrying value. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties.

During the three and six months ended June 30, 2023 and 2022, respectively, in accordance with ASC 323, Equity Method and Joint Ventures, the Company recorded other-than-temporary impairment losses on investments in unconsolidated entities of $12.7 million and 32.5 million, respectively, as a result of the Company agreeing to sell Unconsolidated Properties for less than their carrying value.

The fair value estimates used to determine the impairment charges for consolidated and unconsolidated properties were determined primarily by discounted cash flow analyses, market comparable data, third-party appraisals/valuations and/or offers received, as applicable. The cash flows utilized in such analyses are comprised of unobservable inputs which include, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates based upon market conditions and future expectations. The most significant unobservable inputs utilized in determining the fair value of these assets are capitalization rates and discount rates which were between 5.5% and 8.0%. Because of these inputs, we have determined that the fair values of these properties are classified within Level 3 of the fair value hierarchy. The most significant observable inputs utilized in determining the fair value of these assets are market comparables for land and building. Comparable data utilizes comparable sales, listings, sales contracts and letters of intent which are subject to judgment as to comparability to the valued property. Because these inputs are derived from observable market data, we have determined that the fair values of these properties are classified within Level 2 of the fair value hierarchy. We consider fair values based upon the agreed-upon contract sales price to be classified within Level 1 of the fair value hierarchy.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents, restricted cash and the term loan facility. The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of June 30, 2023 and December 31, 2022, respectively, the estimated fair values of the Company’s debt obligations were $0.5 billion and $1.0 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

Beginning in 2019, the Company had been in litigation related to the bankruptcy of Sears Holdings (the “Litigation”). On September 2, 2022, the United States Bankruptcy Court for the Southern District of New York entered an order approving a settlement amongst the parties to the Litigation and, on October 18, 2022, the Litigation was dismissed.

The Company made a settlement payment of $35.5 million based on the Company’s contributions to the settlement of the Litigation. This payment is recorded as litigation settlement in the consolidated statements of operations during the three and six months ended June 30, 2022.

On March 2, 2021, the company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Litigation. During the year ended December 31, 2022, the Company reached settlement agreements with two of the D&O Insurers and received gross proceeds of $12.7 million, which was recorded in interest and other income in the consolidated statements of operations during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. The Company received $11.6 million during the six months ended June 30, 2023, which is recorded in interest and other income in the consolidated statements of operations.

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

On July 6, 2022, Mr. Lampert converted all Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he owns 26.8% of the outstanding Class A shares as of June 30, 2023.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, were parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease.

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee for services and reimbursement for certain employees. The Company paid Winthrop $0.4 million during the three months ended June 30, 2023 and 2022, respectively. The Company paid Winthrop $1.1 million and $0.7 million during the six months ended June 30, 2023 and 2022, respectively.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

In addition, as of June 30, 2023 and December 31, 2022, respectively, the Company had incurred no development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities.

The Company has certain put rights on properties held by the Unconsolidated Entities, which may require the Company’s partner to buy out the Company’s investment in such properties. During the three and six months ended June 30, 2023, the Company exercised its put rights on one property. During the three and six months June 30, 2022, the Company put two and four properties, respectively to two of their partners.

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

On July 6, 2022, ESL converted all Operating Partnership Units to Class A common shares. As a result, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership as of June 30, 2023.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of June 30, 2023, 56,182,522 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of June 30, 2023, there were no Class B non-economic common shares issued and outstanding.

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

The Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2023 and 2022:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2023
July 25	September 29	October 13	$0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750
2022
November 1	December 30	January 16, 2023	$0.43750
July 26	September 30	October 17	0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750

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

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator - Basic and Diluted
Net loss	$(95,707)	$(142,083)	$(157,693)	$(209,070)
Net loss attributable to non-controlling interests	—	31,328	-	46,110
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,450)
Net loss attributable to common shareholders - Basic	$(96,932)	$(111,980)	$(160,143)	$(165,410)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	56,173	43,677	56,116	43,656
Weighted average Class A common shares outstanding - Basic	56,173	43,677	56,116	43,656
Weighted average Class A common shares outstanding - Diluted	56,173	43,677	56,116	43,656

Loss per share attributable to Class A common shareholders - Basic	$(1.73)	$(2.56)	$(2.85)	$(3.79)
Loss per share attributable to Class A common shareholders - Diluted	$(1.73)	$(2.56)	$(2.85)	$(3.79)

No adjustments were made to the numerator for the three and six months ended June 30, 2023 and 2022, respectively, because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and six months ended June 30, 2023 and 2022, respectively, because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of June 30, 2023 and December 31, 2022, there were 379,718 and 535,650 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the six months ended June 30, 2023:

	Six Months Ended June 30, 2023
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	535,650	$14.31
Restricted shares vested	(144,173)	13.81
Restricted shares forfeited	(11,759)	24.52
Unvested restricted shares at end of period	379,718	$14.18

The Company recognized $0.6 million and $0.5 million in compensation expense related to the restricted shares for the three months ended June 30, 2023 and 2022, respectively and $1.4 million and $0.9 million for the six months ended June 30, 2023 and 2022, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of June 30, 2023, there were approximately $3.1 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 1.4 years. As of June 30, 2022, there were approximately $6.3 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 2.3 years.

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

Overview

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each remaining location until such time as each property is sold. As of June 30, 2023, the Company’s portfolio consisted of interests in 50 properties comprised of approximately 6.8 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 157 acres held for or under development until time of sale and approximately 3.6 million square feet or approximately 303 acres to be disposed of in its current state. The portfolio consists of approximately 5.2 million square feet of GLA held by 38 consolidated properties (such properties, the “Consolidated Properties”) and 1.7 million square feet of GLA held by 12 unconsolidated properties (such properties, the “Unconsolidated Properties”).

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

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

In the first quarter of 2022, we announced a Review of Strategic Alternatives and during the second quarter determined that the best plan for all assets is to pursue sales. As a result of the foregoing, the Company’s anticipated holding periods with respect to certain assets has changed. This affected our view of recoverability of the carrying value of those assets over their respective holding periods and during the year ended December 31, 2022, $126.9 million of impairment was recorded. Due to increasing development and construction costs, deteriorating market conditions and, in certain instances excluding Aventura, agreeing to sell below carrying value, we have recognized $104.5 million and $107.0 million of impairment losses during the three and six months ended June 30, 2023, respectively, which are included in impairment on real estate assets within the condensed consolidated statements of operations. We recognized $12.7 million of other-than-temporary impairment losses to our investments in unconsolidated entities during the three and six months ended June 30, 2023, respectively. We continue to evaluate our portfolio, including our development plans and offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

The Company continues to assess the best use for all sites within its portfolio, including residential, retail and converting land area to pad sites. In order to achieve its objective, the Company intends to execute the following strategies:

•
Multi-tenant Retail: Our portfolio of eight multitenant retail assets provides positive cash flow and are primarily leased to a variety of national credit tenants. As of June 30, 2023, this portfolio was 73.0% leased with a pipeline of 0.1 million square feet. A majority of our leases are effectively NNN based on the structure of our leases, providing an important inflation hedge. This portfolio also affords numerous further densification opportunities through the addition of pads on excess parking areas. We are working to maximize value of these assets and position them for sale.
•
Densification and Redevelopment Opportunities: In particular, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities through entitlements, leasing and developments. As of June 30, 2023, our full portfolio included approximately 719 acres of land, or an average of 14.4 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas, and the Northeast.
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

Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	$ Change
Revenue
Rental income	$5,517	$29,418	$(23,901)
Expenses
Property operating	(5,196)	(10,801)	5,605
Real estate taxes	(2,170)	(6,425)	4,255
Depreciation and amortization	(4,151)	(10,669)	6,518
General and administrative	(10,099)	(11,093)	994
Litigation settlement	-	(35,000)	35,000
Gain on sale of real estate, net	33,488	68,031	(34,543)
Gain on sale of interest in unconsolidated entities	7,323	—	7,323
Impairment of real estate assets	(104,467)	(109,343)	4,876
Equity in loss of unconsolidated entities	(13,698)	(33,720)	20,022
Interest and other income	9,869	99	9,770
Interest expense	(12,528)	(22,663)	10,135

Rental Income

The following table presents the results for rental income for the three months ended June 30, 2023, as compared to the corresponding period in 2022 (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,
	2023		2022
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$9,306	168.7%	$25,823	87.8%	(16,517)
Straight-line rent (expense)	(3,796)	(68.8%)	3,599	12.2%	(7,395)
Amortization of the above/below market leases	7	0.1%	(4)	0.0%	11
Total rental income	$5,517	100.0%	$29,418	100.0%	$(23,901)

The decrease of $16.5 million in in-place retail lease rental income during 2023 is primarily due to property sales.

The decrease of $7.4 million in straight-line rental income was primarily due to a reversal of $3.8 million of straight-line rent due to property sales.

Property Operating Expenses and Real Estate Taxes

The decrease of $5.6 million in property operating expense for the three months ended June 30, 2023 was due primarily to asset sales and partially offset by a decrease in amounts capitalized.

The decrease of $4.3 million in real estate taxes for the three months ended June 30, 2023 was due primarily to asset sales and refunds received during the three months ended June 30, 2023.

Depreciation and Amortization Expenses

The decrease of $6.5 million in depreciation and amortization expenses for the three months ended June 30, 2023 was primarily due to a decrease of $7.1 million in net scheduled depreciation due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The decrease of $1.0 million in general and administrative expenses for the three months ended June 30, 2023 was driven by a decrease in legal expenses resulting from settling the outstanding Litigation described below in 2022 as well as a decrease in compensation expenses due to a decrease in employee headcount. This was partially offset by an increase in consulting related expenses utilized to execute the plan of sale.

Gain on Sale of Real Estate, Net

During the three months ended June 30, 2023, the Company sold 19 properties for aggregate consideration of $248.7 million and recorded a gain totaling $33.5 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Gain on Sale of Interest in Unconsolidated Entities

During the three months ended June 30, 2023, the Company sold its interest in one unconsolidated entity, and recorded a gain totaling $7.3 million, which is included in gain on sale of interest in unconsolidated entities within the consolidated statements of operations.

Impairment of Real Estate Assets

During the three months ended June 30, 2023, the Company recognized $104.5 million in impairment of real estate assets, which is included within the condensed consolidated statements of operations. This impairment arose primarily from recognizing $101.5 million of impairment on the Company's development property in Aventura, FL due to continued increasing development and construction costs and deteriorating market conditions, which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment. The Company determined the fair value of this property by applying a discount to projected cash flows. During the three months ended June 30, 2022, the Company recognized $109.3 million of impairment losses as a result of the Company's plan to pursue the Plan of Sale.

Equity in Loss of Unconsolidated Entities

The decrease of $20.0 million in loss of unconsolidated entities for the three months ended June 30, 2023 was driven by a $12.7 million other-than-temporary impairment charge recorded against two investments compared to recording a $32.5 million other-than-temporary impairment charge against three investments during the three months ended June 30, 2022. These impairments arose from the Company’s impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures.

Interest and other income

The increase of $9.8 million of interest and other income is primarily due to the receipt of $7.8 million during the three months ended June 30, 2023, relating to the settlement with the D&O Insurers.

Interest Expense

The decrease of $10.1 million in interest expense for the three months ended June 30, 2023 was driven by the partial Term Loan Facility pay down totaling $1.1 billion as of June 30, 2023.

Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change

Revenue
Rental income	$5,935	$58,502	$(52,567)
Expenses
Property operating	(13,381)	(21,833)	8,452
Real estate taxes	(3,707)	(14,575)	10,868
Depreciation and amortization	(8,715)	(22,603)	13,888
General and administrative	(22,319)	(20,185)	(2,134)
Litigation settlement	—	(35,000)	35,000
Gain on sale of real estate, net	45,880	67,016	(21,136)
Gain on sale of interest in unconsolidated entities	7,323	—	7,323
Impairment of real estate assets	(107,043)	(110,334)	3,291
Equity in loss of unconsolidated entities	(50,070)	(66,796)	16,726
Interest and other income	15,454	110	15,344
Interest expense	(27,730)	(45,251)	17,521

Rental Income

The following table presents the results for rental income for the three months ended June 30, 2023, as compared to the corresponding period in 2022 (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,
	2023		2022
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$20,564	346.5%	$54,202	92.6%	$(33,638)
Straight-line rent (expense)	(14,638)	(246.6%)	4,320	7.4%	(18,958)
Amortization of above/below market leases	9	0.1%	(20)	0.0%	29
Total rental income	$5,935	100.0%	$58,502	100.0%	$(52,567)

The decrease of $33.6 million in in-place retail lease rental income during 2023 is primarily due to property sales.

The decrease of $19.0 million in straight-line rental income was primarily due to a reversal of $14.6 million of straight-line rent due to property sales.

Property Operating Expenses and Real Estate Taxes

The decrease of $8.5 million in property operating expense for the six months ended June 30, 2023 was due primarily to asset sales and partially offset by a decrease in amounts capitalized.

The decrease of $10.9 million in real estate taxes for the six months ended June 30, 2023 was due primarily to asset sales and refunds received during the six months ended June 30, 2023.

Depreciation and Amortization Expenses

The decrease of $13.9 million in depreciation and amortization expenses for the six months ended June 30, 2023 was primarily due to a decrease of $13.7 million in net scheduled depreciation due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The increase of $2.1 million in general and administrative expenses for the six months ended June 30, 2023 increases in consulting expenses utilized to execute the plan of sale and bonuses to retain employees. This was partially offset by decreases in legal expenses resulting from settling the outstanding Litigation described below in 2022 and compensation expenses due to a decrease in employee headcount.

Gain on Sale of Real Estate, Net

During the six months ended June 30, 2023, the Company sold 43 properties for aggregate consideration of $539.5 million and recorded a gain totaling $45.9 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Gain on Sale of Interest in Unconsolidated Entities, Net

During the six months ended June 30, 2023, the Company sold its interest in one unconsolidated entity, and recorded a gain totaling $7.3 million, which is included in gain on sale of interest in unconsolidated entities within the consolidated statements of operations.

Impairment of Real Estate Assets

During the six months ended June 30, 2023, the Company recognized $107.0 million in impairment of real estate assets, which is included within the condensed consolidated statements of operations. This impairment arose primarily from recognizing $101.5 million of impairment on the Company's development property in Aventura, FL due to continued increasing development and construction costs and deteriorating market conditions, which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment. The Company determined the fair value of this property by applying a discount to projected cash flows. During the six months ended June 30, 2022, the Company recognized $110.3 million of impairment losses as a result of the Company's plan to pursue the Plan of Sale.

Equity in Loss of Unconsolidated Entities

The decrease of $16.7 million in loss in the unconsolidated entities for the six months ended June 30, 2023 was driven by a $12.7 million other-than-temporary impairment charge recorded against two investments compared to recording a $32.5 million other-than-temporary impairment charge against three investments during the three months ended June 30, 2022. These impairments arose from the Company’s impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures.

Interest and other income

The increase of $15.3 million of interest and other income is primarily due to the receipt of $11.6 million relating to the settlement with the D&O Insurers.

Interest Expense

The decrease of $17.5 million in interest expense for the six months ended June 30, 2023 was driven by the partial Term Loan Facility pay down totaling $1.1 billion as of June 30, 2023.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the six months ended June 30, 2023 and the Company recorded net operating cash outflows of $31.5 million. Additionally, the Company generated investing cash inflows of $506.8 million during the six months ended June 30, 2023, which were driven by asset sales and partially offset by development expenditures.

Obligations are projected to continue to exceed property rental income and we expect to fund such obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to the following, subject to any approvals that may be required under the Term Loan Agreement:

•
Sales of Consolidated Properties. We began our capital recycling program in July 2017 and have been monetizing assets since. In March of 2022, we elected to terminate our REIT status effective January 1, 2022 in order to remove any restrictions around asset sales. On October 24, 2022, we received shareholder approval of the Plan of Sale.
o
We sold 90 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $986.8 million of gross proceeds from the beginning of our capital recycling program in July 2017 through the date our REIT status terminated on December 31, 2021;
o
We sold 40 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $438.1 million of gross proceeds from December 31, 2021, the date we terminated our REIT status, through the approval of the Plan of Sale on October 24, 2022;
o
From the approval of the Plan of Sale on October 24, 2022 through June 30, 2023, we sold 59 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $694.0 million of gross proceeds.
•
Sales of interests in Unconsolidated Properties. Certain of our unconsolidated entity agreements also include rights that allow us to sell our interests in select Unconsolidated Properties to our partners at fair market value;
o
We sold our interests in 15 Unconsolidated Properties and generated approximately $278.1 million of gross proceeds from the beginning of our capital recycling program in July 2017 through the date our REIT status terminated on December 31, 2021;
o
We sold our interests in 8 Unconsolidated Properties and generated approximately $84.8 million of gross proceeds since we terminated our REIT status on December 31, 2021, through the approval of the Plan of Sale on October 24, 20222;
o
From the approval of the Plan of Sale on October 24, 2022 through June 30, 2023, we sold our interests in five Unconsolidated Properties and generated approximately $46.7 million of gross proceeds.
•
Unconsolidated Properties. As of June 30, 2023, we had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;
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

During the six months ended June 30, 2023, we have repaid $480.0 million against the principal of the Term Loan Facility. Our outstanding balance as of June 30, 2023, is $550.0 million. Subsequent to June 30, 2023, the Company made an additional $70 million in principal prepayments reducing the balance of our Term Loan Facility to $470 million.

See Note 1 – Organization of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of liquidity and going concern.

Cash Flows for the Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2023 and 2022, respectively (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash used in operating activities	$(31,527)	$(54,501)	$22,974
Net cash provided by investing activities	506,792	99,882	406,910
Net cash used in financing activities	(482,450)	(2,450)	(480,000)

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

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

−
In 2023, $567.8 million of net proceeds from the sale of real estate and investments in unconsolidated entities, offset by development of real estate of ($49.9) million and investments in unconsolidated entities of ($11.1) million; and
−
In 2022, $168.2 million of net proceeds from the sale of real estate offset by development of real estate of ($53.0) million and investments in unconsolidated entities of ($15.4) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

−
In 2023, ($480.0) million cash repayment of Term Loan Facility principal and cash payments of preferred dividends, ($2.5) million; and
−
In 2022, cash payments of preferred dividends, ($2.5) million.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during the six months ended June 30, 2023 and 2022, respectively.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2023 and 2022:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2023
July 25	September 29	October 13	$0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750
2022
November 1	December 30	January 16, 2023	$0.43750
July 26	September 30	October 17	0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750

The Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of June 30, 2023 and December 31, 2022, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2022.

Capital Expenditures

During the three and six months ended June 30, 2023, the Company invested $17.9 million and $49.9 million, respectively, in our consolidated development and operating properties and an additional $3.5 million and $11.1 million, respectively, into our unconsolidated joint ventures, as we continue to advance our business plans, including our previously announced projects.

During the three and six months ended June 30, 2022, the Company invested $30.6 and $53.0 million, respectively, in our consolidated development and operating properties and an additional $7.8 million and $15.4 million, respectively, into our unconsolidated joint ventures.

During the three and six months ended June 30, 2023 and 2022, respectively, we incurred no maintenance capital expenditures that were not associated with re-tenanting and redevelopment projects.

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

Beginning in 2019, the Company had been engaged in litigation related to the bankruptcy of Sears Holding (the “Litigation”). On September 2, 2022, the United States Bankruptcy Court for the Southern District of New York entered an order approving a settlement amongst the parties to the Litigation and, on October 18, 2022, the Litigation was dismissed.

We made a settlement payment of $35.5 million based on our contributions to the settlement of the Litigation. This payment is recorded as litigation settlement in the consolidated statements of operations during the year ended December 31, 2022.

On March 2, 2021, we brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). Our lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Litigation. Any amounts received from the insurers will offset the Seritage Defendants’ contribution. We reached settlement agreements with two of the D&O Insurers for gross proceeds of $12.7 million which is recorded in interest and other income in the consolidated statements of operations during the year ended December 31, 2022. During the six months ended June 30, 2023, we reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. We received $11.6 million during the six months ended June 30, 2023, which is recorded in interest and other income in the consolidated statements of operations.

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

See Note 9 – Commitments and Contingencies Litigation and Other Matters of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of the Litigation and related matters.

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2022 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the six months ended June 30, 2023, there were no material changes to these policies.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
NOI and Total NOI	2023	2022	2023	2022
Net loss	$(95,707)	$(142,083)	$(157,693)	$(209,070)
Termination fee income	—	(92)	—	(369)
Management and other fee income	(367)	(286)	(629)	(2,107)
Depreciation and amortization	4,151	10,669	8,715	22,603
General and administrative expenses	10,099	11,093	22,319	20,185
Litigation settlement	—	35,000	—	35,000
Equity in loss of unconsolidated entities	13,698	33,720	50,070	66,796
Gain on sale of interest in unconsolidated entities	(7,323)	—	(7,323)	—
Gain on sale of real estate, net	(33,488)	(68,031)	(45,880)	(67,016)
Impairment of real estate assets	104,467	109,343	107,043	110,334
Interest and other income	(9,869)	(99)	(15,454)	(110)
Interest expense	12,528	22,663	27,730	45,251
(Benefit) provision for income taxes	(38)	203	(51)	228
Straight-line rent	3,796	(3,599)	14,638	(4,320)
Above/below market rental expense	45	56	93	121
NOI	$1,992	$8,557	$3,578	$17,526
Unconsolidated entities
Net operating income of unconsolidated entities	1,301	2,267	2,959	4,113
Straight-line rent	(294)	(228)	(440)	(556)
Above/below market rental expense	(3)	6	2	12
Total NOI	$2,996	$10,602	$6,099	$21,095

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2022 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the principal executive officer and the principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the reporting period covered by this report, our disclosure controls and procedures were not effective due to the material weakness described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, our principal executive officer and principal financial officer have concluded that the unaudited condensed consolidated financial statements included in this Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In the course of preparing our financial statements for the interim period ended June 30, 2023, management identified a material weakness in our internal control over financial reporting that existed due to a deficiency in the design of our control over the identification of impairment indicators for investments in real estate and documentation of evidence of review. The deficiency relates to the failure to identify potential indicators of impairment related to development projects in a timely manner. This deficiency contributed to the potential for there to be material errors in our financial statements.

Remediation Plan

Management is enhancing its internal control over the identification of impairment indicators for investments in real estate to include specific indicators related to development assets. In addition, management is enhancing the documentation of evidence reviewed as part of the control.

The material weakness cannot be considered completely remediated until the applicable control has operated for a sufficient period of time and management has concluded, through testing, that the control is operating effectively.

Changes in Internal Controls.

Other than the remediation efforts described above, there were no other changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

Item 1A. Risk Factors

Please refer to Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022 for a description of certain material risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2022, except as set forth below.

We have identified a material weakness in our internal control over financial reporting, and our management has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of the end of the period covered by this report. While we are working to remediate the identified material weakness, we cannot assure you that additional material weaknesses or significant deficiencies will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock

The Sarbanes-Oxley Act of 2002 requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. As disclosed in this Quarterly Report on Form 10-Q, in the course of preparing our interim financial statements for the quarter ended June 30, 2023, we identified a material weakness in our internal control over financial reporting. The material weakness was due to a deficiency in the design of our control over the identification of impairment indicators for investments in real estate and documentation of evidence of review. The deficiency relates to the failure to identify potential indicators related to development projects in a timely manner, as described in more detail under the heading Part I—Item 4. Controls and Procedures in this Quarterly Report on Form 10-Q. We have commenced efforts to remediate the material weakness as described in more detail under the heading Part I—Item 4. Controls and Procedures in this Quarterly Report on Form 10-Q. The material weakness in our internal control over financial reporting will not be considered remediated until the controls operate for a sufficient period of time and management has concluded, through testing, that these controls operate effectively. If we do not successfully remediate the material weakness, or if other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to a material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. In addition, the Company will continue to evaluate its portfolio, including its development plans and holdings periods, which may result in additional impairments in future periods.

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

SERITAGE GROWTH PROPERTIES

Dated: August 14, 2023	/s/ Andrea Olshan
	By:	Andrea Olshan
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2023	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)