Form 10-Q
period 2023-09-30
Seritage Growth Properties
filed 2023-11-08
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 3, 2023, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,185,420
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Investment in real estate
Land	$108,366	$172,813
Buildings and improvements	324,781	463,616
Accumulated depreciation	(35,119)	(57,330)
	398,028	579,099
Construction in progress	131,015	185,324
Net investment in real estate	529,043	764,423
Real estate held for sale	110,616	455,617
Investment in unconsolidated entities	208,672	382,597
Cash and cash equivalents	98,886	133,480
Restricted cash	15,962	11,459
Tenant and other receivables, net	20,638	41,495
Lease intangible assets, net	930	1,791
Prepaid expenses, deferred expenses and other assets, net	31,543	50,859
Total assets (1)	$1,016,290	$1,841,721

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility, net	$400,000	$1,029,754
Accounts payable, accrued expenses and other liabilities	56,028	89,368
Total liabilities (1)	456,028	1,119,122

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,182,522 and 56,052,546 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	562	561
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of September 30, 2023 and December 31, 2022; liquidation preference of $70,000	28	28
Additional paid-in capital	1,361,384	1,360,411
Accumulated deficit	(802,801)	(640,531)
Total shareholders' equity	559,173	720,469
Non-controlling interests	1,089	2,130
Total equity	560,262	722,599
Total liabilities and equity	$1,016,290	$1,841,721

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets, as of September 30, 2023, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $3.3 million of land, $2.8 million of building and improvements, $(0.8) million of accumulated depreciation and $2.0 million of other assets included in other line items. The Company's consolidated balance sheets as of December 31, 2022, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(1.0) million of accumulated depreciation and $4.0 million of other assets included in other line items.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
REVENUE
Rental income	$4,525	$23,253	$10,459	$81,755
Management and other fee income	523	248	1,152	2,355
Total revenue	5,048	23,501	11,611	84,110
EXPENSES
Property operating	4,564	9,700	17,945	31,535
Real estate taxes	1,204	6,483	4,910	21,056
Depreciation and amortization	2,913	9,169	11,628	31,772
General and administrative	8,030	10,811	30,349	30,996
Litigation settlement	—	533	—	35,533
Total expenses	16,711	36,696	64,832	150,892
Gain on sale of real estate, net	18,506	45,433	64,386	112,449
(Loss) gain on sale of interest in unconsolidated entities	(916)	(139)	6,407	(139)
Impairment of real estate assets	—	(10,275)	(107,043)	(120,609)
Equity in income (loss) of unconsolidated entities	993	(2,275)	(49,077)	(69,071)
Interest and other income	2,030	(1,047)	17,484	(937)
Interest expense	(9,763)	(21,916)	(37,493)	(67,167)
Loss before income taxes	(813)	(3,414)	(158,557)	(212,256)
Provision for income taxes	(89)	(67)	(38)	(295)
Net loss	(902)	(3,481)	(158,595)	(212,551)
Net loss attributable to non-controlling interests	—	42	—	46,152
Net loss attributable to Seritage	$(902)	$(3,439)	$(158,595)	$(166,399)
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net loss attributable to Seritage common shareholders	$(2,127)	$(4,664)	$(162,270)	$(170,074)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(0.04)	$(0.08)	$(2.89)	$(3.57)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(0.04)	$(0.08)	$(2.89)	$(3.57)
Weighted average Class A common shares outstanding - Basic	56,183	55,361	56,139	47,600
Weighted average Class A common shares outstanding - Diluted	56,183	55,361	56,139	47,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2022	43,632	$436	2,800	$28	$1,241,048	$(553,771)	$157,059	$844,800
Net loss	—	—	—	—	—	(166,399)	(46,152)	(212,551)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	(3,675)	—	(3,675)
Vesting of restricted share units	45	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	2,071	—	—	2,071
OP Units exchanges (12,354,963 units)	12,355	123	—	—	116,568	(7,914)	(108,777)	—
Balance at September 30, 2022	56,032	$560	$2,800	$28	$1,359,686	$(731,759)	$2,130	$630,645

Balance at January 1, 2023	56,053	$561	2,800	$28	$1,360,411	$(640,531)	$2,130	$722,599
Net loss	—	—	—	—	—	(158,595)	—	(158,595)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	(3,675)	—	(3,675)
Vesting of restricted share units	130	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	2,109	—	—	2,109
Sale of consolidated joint venture	—	—	—	—	(1,135)	—	(1,082)	(2,217)
Contributions to consolidated joint ventures	—	—	—	—	—	—	41	41
Balance at September 30, 2023	56,183	$562	2,800	$28	$1,361,384	$(802,801)	$1,089	$560,262

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at July 1, 2022	43,677	$437	2,800	$28	$1,242,165	$(719,181)	$110,949	634,398
Net loss	—	—	—	—	—	(3,439)	(42)	(3,481)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	—	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	953	—	—	953
OP Units exchanges (12,354,963 units)	12,355	123	—	—	116,568	(7,914)	(108,777)	—
Balance at September 30, 2022	56,032	$560	2,800	$28	$1,359,686	$(731,759)	$2,130	$630,645

Balance at July 1, 2023	56,183	$562	2,800	$28	$1,360,718	$(800,674)	$1,048	561,682
Net loss	—	—	—	—	—	(902)	—	(902)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Share-based compensation	—	—	—	—	666	—	—	666
Contributions to consolidated joint ventures	—	—	—	—	—	—	41	41
Balance at September 30, 2023	56,183	$562	2,800	$28	$1,361,384	$(802,801)	$1,089	$560,262

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(158,595)	$(212,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	49,077	69,071
(Gain) loss on sale of interest in unconsolidated entities	(6,407)	139
Gain on sale of real estate, net	(64,386)	(112,449)
Impairment of real estate assets	107,043	120,609
Share-based compensation	2,074	1,735
Depreciation and amortization	11,628	31,772
Amortization of deferred financing costs	246	316
Amortization of above and below market leases, net	138	175
Straight-line rent adjustment	16,142	(1,447)
Interest on sale-leaseback financing obligations	—	447
Litigation settlement	—	35,533
Change in operating assets and liabilities
Tenants and other receivables	4,841	(9,095)
Prepaid expenses, deferred expenses and other assets	2,337	(3,189)
Accounts payable, accrued expenses and other liabilities	(6,159)	5,387
Net cash used in operating activities	(42,021)	(73,547)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(11,948)	(22,439)
Distributions from unconsolidated entities	—	55,670
Net proceeds from sale of real estate	577,451	329,051
Net proceeds from disposition of interest in unconsolidated entities	141,643	11,922
Development of real estate	(61,582)	(78,077)
Net cash provided by investing activities	645,564	296,127
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan	(630,000)	(170,000)
Repayment of sales-leaseback financing obligations	—	(22,070)
Preferred dividends paid	(3,675)	(3,675)
Contributions from noncontrolling interests in to consolidated VIEs	41	—
Net cash used in financing activities	(633,634)	(195,745)
Net (decrease) and increase in cash and cash equivalents	(30,091)	26,835
Cash and cash equivalents, and restricted cash, beginning of period	144,939	113,753
Cash and cash equivalents, and restricted cash, end of period	$114,848	$140,588

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2023	2022
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$133,480	$106,602
Restricted cash at beginning of period	11,459	7,151
Cash and cash equivalents and restricted cash at beginning of period	$144,939	$113,753

Cash and cash equivalents at end of period	$98,886	$129,767
Restricted cash at end of period	15,962	10,821
Cash and cash equivalents and restricted cash at end of period	$114,848	$140,588

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$39,093	$77,573
Capitalized interest	3,096	11,588
Income taxes paid	38	295
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$21,668	$31,524
Preferred dividends declared and unpaid	1,225	1,225
Transfer to / (from) real estate assets held for sale	(345,001)	202,777

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each remaining location until such time as each property is sold. As of September 30, 2023, the Company’s portfolio consisted of interests in 42 properties comprised of approximately 5.6 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 126 acres held for or under development until time of sale and approximately 2.9 million square feet or approximately 259 acres to be disposed of in its current state. The portfolio consists of approximately 4.3 million square feet of GLA held by 33 consolidated properties (such properties, the “Consolidated Properties”) and 1.2 million square feet of GLA held by nine unconsolidated properties (such properties, the “Unconsolidated Properties”).

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

On March 1, 2022, the Company announced that its Board of Trustees had commenced a process to review a broad range of strategic alternatives. The Board of Trustees created a Special Committee (the “Special Committee”) of the Company’s Board of Trustees to oversee the process. The Special Committee retained Barclays as its financial advisor. The agreement with Barclays expired in August 2023. The Company’s strategic review process remains ongoing as the Company executes sales pursuant to the Plan of Sale. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing the Plan of Sale.

On March 31, 2022, the Company announced that its Board of Trustees, with the recommendation of the Special Committee, approved a plan to terminate the Company’s REIT status and become a taxable C Corporation, effective for the year ended December 31, 2022. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its stockholders, which provides the Company with greater flexibility to sell its assets and use its free cash flow to make principal repayments on its Term Loan Facility. Effective January 1, 2022, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT since inception and through the 2021 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until December 31, 2021.

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale allows Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of September 30, 2023, Mr. Lampert owns approximately 26.8% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

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

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations and certain development expenditures incurred during the nine months ended September 30, 2023 and the Company incurred net operating cash outflows of $42.0 million. Additionally, the Company generated investing cash inflows of $645.6 million during the nine months ended September 30, 2023, which were driven by asset sales partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, cash on hand, and sales of Consolidated and Unconsolidated Properties. During the nine months ended September 30, 2023, the Company sold 49 consolidated assets and eight unconsolidated properties for gross proceeds of $745.3 million and made aggregate principal prepayments of $630.0 million on the Term Loan Facility, reducing the outstanding Term Loan Facility balance to $400.0 million at September 30, 2023. Subsequent to September 30, 2023, the Company made an additional $40 million principal prepayment reducing the balance of the Term Loan Facility to $360 million. Pursuant to the terms of the Term Loan Facility, by reducing the outstanding principal balance to $800 million, the maturity date for the Term Loan Facility was extended for two years to July 31, 2025.

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

The anticipated proceeds from the sales of assets under contract of $78.0 million and existing cash on hand, would allow the Company to fund its Obligations and certain development expenditures. As a result, the Company has concluded that management’s plans do alleviate substantial doubt about the Company’s ability to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2022. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three and nine months ended September 30, 2023 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2023. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of September 30, 2023, the Company consolidates one VIE in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entity, specifically surrounding the development plan. As of September 30, 2023 and December 31, 2022, the Company has several investments in unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of September 30, 2023, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

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

The Company, on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects and the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized no impairment charges during the three months ended September 30, 2023 and impairment charges of $10.3 million during the three months ended September 30, 2022. The Company recognized impairment charges of $107.0 million and $120.6 million during the nine months ended September 30, 2023 and 2022, respectively.

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received. Consideration consists of cash proceeds received.

The following table summarizes our gain on sale of real estate, net during the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Dispositions to third parties
Gross proceeds	$62.9	$147.0	$602.4	$319.4
Gain on sale of real estate, net	18.5	45.4	64.4	112.4

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

As of September 30, 2023, 12 properties were classified as held for sale with assets of $110.6 million and no liabilities, and, as of December 31, 2022, 34 properties, including three partial sites and pad sites, were classified as held for sale with assets of $455.6 million and no liabilities.

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

The Company recorded no other-than-temporary impairment losses in investments in unconsolidated entities for the three months ended September 30, 2023. The Company recorded $12.7 million in other-than-temporary impairment losses in investments in unconsolidated entities for the nine months ended September 30, 2023. The Company recorded $3.1 million and $35.6 million in other-than-temporary impairment losses in investments in unconsolidated entities for the three and nine months ended September 30, 2022, respectively.

Restricted Cash

As of September 30, 2023 and December 31, 2022, respectively, restricted cash represents cash collateral for letters of credit and cash escrowed for development purposes.

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

The Company recorded an increase to rental income of $0.1 million and a reduction to rental income of $0.7 million during the three months ended September 30, 2023 and 2022, respectively, as a result of the Company’s evaluation of collectability. The Company recorded an increase to rental income of $0.2 million and a reduction to rental income of $0.9 million during the nine months ended September 30, 2023 and 2022, respectively, as a result of the Company’s evaluation of collectability. In addition, the Company recorded a reduction of income of previously recorded straight-line rent of $1.5 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded a reduction of income of previously recorded straight-line rent of $16.3 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively. During the three and nine months ended September 30, 2023 there was no impact on income related to deferral agreements. During the three and nine months ended September 30, 2022, the Company recorded an increase to rental income of $0.7 million and $1.0 million, respectively, related to the allowance for deferral agreements.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of September 30, 2023, the Company has three tenants that comprises 39.7% of annualized based rent, with no other tenants exceeding 10.0% of annualized based rent. The Company’s portfolio of 33 Consolidated Properties and nine Unconsolidated Properties was diversified by location across 17 states.

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

Recently Issued Accounting Pronouncements

The Company has not adopted any Accounting Standards Updates (“ASUs”) issued by the FASB during the three and nine months ended September 30, 2023. Any other recently issued accounting standards or pronouncements not disclosed have been excluded as they either are not applicable to the Company, or they are not expected to have a material effect on the condensed consolidated financial statements of the Company.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of September 30, 2023 and December 31, 2022 (in thousands):

September 30, 2023
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$1,637	$(707)	$930
Above-market leases, net	—	—	—
Total	$1,637	$(707)	$930

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,304	$(443)	$861
Total	$1,304	$(443)	$861

December 31, 2022
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$8,614	$(6,978)	$1,636
Above-market leases, net	908	(753)	155
Total	$9,522	$(7,731)	$1,791

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,826	$(848)	$978
Total	$1,826	$(848)	$978

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1 million for the three and nine months ended September 30, 2023 and 2022, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.1 million for each of the three months ended September 30, 2023 and 2022, respectively and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $0.1 million and $0.6 million for the three months ended September 30, 2023 and 2022, respectively and $0.3 million and $1.9 million for the nine months ended September 30, 2023 and 2022, respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
Remainder of 2023	$20	$51	$21
2024	81	203	86
2025	81	203	86
2026	81	203	82
2027	81	203	77
2028	81	203	77
Thereafter	438	9,027	501

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

As of September 30, 2023, the Company had investments in seven unconsolidated entities as follows:

		Seritage %	# of	Total
Unconsolidated Entities	Entity Partner(s)	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	1	87,500
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	1	93,500
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	3	275,700
Mark 302 JV LLC ("Mark 302 JV")	An investment fund managed by Invesco Real Estate	50.0%	1	51,500
SI UTC LLC ("UTC JV")	A separate account advised by Invesco Real Estate	50.0%	1	106,200
Tech Ridge JV Holding LLC ("Tech Ridge JV")	An affiliate of RD Management	50.0%	1	—
Landmark Land Holdings, LLC ("Landmark JV")	The Howard Hughes Corporation and Foulger-Pratt	31.3%	1	—
			9	614,400

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

		September 30, 2023
Unconsolidated Entities	Contribution Date	Contribution Value	Gain (Loss)
2019
Tech Ridge JV (1)	September 27, 2019	$3.0	$0.1

(1)
The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

The following tables present combined condensed financial data for the Company’s unconsolidated entities (in thousands):

	September 30, 2023	December 31, 2022
ASSETS
Investment in real estate
Land	$173,429	$263,169
Buildings and improvements	237,821	419,920
Accumulated depreciation	(46,403)	(68,482)
	364,847	614,607
Construction in progress	114,101	219,870
Net investment in real estate	478,948	834,477
Cash and cash equivalents	45,984	29,072
Investment in unconsolidated entities	-	55,247
Tenant and other receivables, net	7,291	5,041
Other assets, net	43,031	14,245
Total assets	$575,254	$938,082

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	79,660	52,808
Total liabilities	79,660	52,808

Members' Interest
Additional paid in capital	587,829	957,154
Retained earnings (accumulated deficit)	(92,235)	(71,880)
Total members' interest	495,594	885,274
Total liabilities and members' interest	$575,254	$938,082

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Total revenue	$7,962	$8,361	$19,337	$24,120
Property operating expenses	(2,000)	(3,902)	(7,845)	(10,938)
Depreciation and amortization	(4,236)	(5,257)	(13,773)	(19,268)
Operating loss	1,726	(798)	(2,281)	(6,086)
Other expenses	20	(802)	(371)	(3,062)
Gains (losses) and (impairments)	277	(373)	(95,441)	(93,987)
Net loss	$2,023	$(1,973)	$(98,093)	$(103,135)
Equity in loss of unconsolidated entities (1)	$993	$(2,275)	$(49,077)	$(69,071)
(1)
Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. In conjunction with the Plan of Sale, the Company recognized a change in plan to reduce the holding periods of all its investments in unconsolidated entities, which triggered the need for a quarterly impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures. The Company utilizes appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. As a result of the Company’s analysis, other-than-temporary impairment of $12.7 million was recorded against equity method investments in three unconsolidated entities for the nine months ended September 30, 2023. No other-than-temporary impairment was recorded during the three months ended September 30, 2023. Other-than-temporary impairment of $3.1 million and $35.6 million was recorded against equity method investments in three unconsolidated entities for the three and nine months ended September 30, 2022, respectively. This impairment is included in the equity in loss of unconsolidated entities line in the condensed consolidated statements of operations.

During the three and nine months ended September 30, 2023, the Company sold its interest in three and eight unconsolidated properties, respectively, resulting in a loss of $0.9 million and a gain of $6.4 million, respectively, which is included on the condensed consolidated statements of operations.

During the three months ended September 30, 2023, the Company did not exercise any put rights. During the nine months ended September 30, 2023, the Company exercised its put right on one Unconsolidated Property. The Company has exercised its put rights on seven Unconsolidated Properties since January 1, 2022. The Company closed on the sale of three and four exercised put rights during the three and nine months ended September 30, 2023, respectively. During the year ended December 31, 2022, the Company closed on the sale of three of the previously exercised put rights. The Company’s partners assess impairment on its underlying assets pursuant to ASC 360, Property, Plant and Equipment, and recorded impairment on unconsolidated properties of $70.8 million and $61.1 million for the nine months ended September 30, 2023 and 2022, respectively. The Company's 50% share of these impairment charges is included in equity in loss of unconsolidated entities on the condensed consolidated statements of operations. No such impairment was recorded during the three months ended September 30, 2023 and 2022, respectively.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. During the three months ended September 30, 2023 and 2022, the Company recorded management and related fees of $0.5 million and $0.2 million, respectively. During the nine months ended September 30, 2023 and 2022, the Company recorded management and related fees of $1.2 million and $2.4 million, respectively. These fees are included in management and other fee income on the condensed consolidated statements of operations. Refer to Note 2 for the Company’s accounting policies.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of September 30, 2023 are approximately as follows:

(in thousands)	September 30, 2023
Remainder of 2023	$4,773
2024	21,851
2025	22,404
2026	21,008
2027	19,768
2028	17,092
Thereafter	62,214
Total	$169,110

The components of lease revenues for the three and nine months ended September 30, 2023 and 2022 were as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed rental income	$5,903	$23,121	$25,959	$68,241
Variable rental income	119	3,008	627	12,090
Total rental income	$6,022	$26,129	$26,586	$80,331

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of September 30, 2023, and December 31, 2022, the outstanding amount of right-of-use, or ROU, assets were $14.7 million and $16.2 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the condensed consolidated balance sheets. During the three months ended June 30, 2023, the Company entered into a sublease agreement to sublease a portion of its corporate office. As a result, this triggered the need for an ROU impairment assessment and the Company determined that the ROU asset was impaired. The Company recorded impairment of $0.8 million which is included in impairment of real estate assets on the condensed consolidated statements of operations.

The Company recorded rent expense related to leased corporate office space of $0.3 million for the three months ended September 30, 2023 and 2022, respectively and $0.8 million for the nine months ended September 30, 2023 and 2022, respectively. Such rent expense is classified within general and administrative expenses in the condensed consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $0.1 million for the three and nine months ended September 30, 2023 and 2022. Such ground rent expense is classified within property operating expenses in the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $0.3 million for the remainder of 2023, $1.2 million in 2024, $1.2 million in 2025, $1.2 million in 2026, $1.2 million in 2027 and $2.9 million for the periods thereafter. The present value discount is ($3.3) million.

The following table sets forth information related to the measurement of our lease liabilities as of September 30, 2023:

September 30, 2023
Weighted average remaining lease term (in years)	10.8
Weighted average discount rate	6.76%
Cash paid for operating leases (in thousands)	$1,562

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing and includes a $400.0 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230 million voluntary prepayment, reducing the unpaid principal balance to $800 million, and the debt maturity was extended for two years to July 31, 2025. The Company made additional voluntary prepayments aggregating $400 million during the second quarter and third quarter of 2023, reducing the unpaid principal balance to $400 million at September 30, 2023. Subsequent to September 30, 2023, the Company made an additional $40 million principal prepayment reducing the balance of the Term Loan Facility to $360 million.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the condensed consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating

Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of September 30, 2023, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

The Term Loan Facility includes certain financial metrics to govern springing collateral requirements and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.00 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.20 to 1.00 for each fiscal quarter thereafter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.05 to 1.00 for each fiscal quarter beginning with the fiscal quarter ending September 30, 2018 through the fiscal quarter ending June 30, 2021, and not less than 1.30 to 1.00 for each fiscal quarter thereafter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion on a book basis. Any failure to satisfy any of these financial metrics triggers the springing mortgage and collateral requirements but will not result in an event of default. The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of September 30, 2023, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or joint venture. The Third Term Loan Amendment (defined below) executed on June 16, 2022 provides exceptions to this requirement and allows the Company to dispose of assets without Berkshire Hathaway's consent as further detailed below. There are no other impacts from non-compliance with financial metrics.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which were recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the initial term of the Term Loan Agreement. As of September 30, 2023 the Company's debt issuance costs were fully amortized and as of December 31, 2022, the unamortized balance of the Company’s debt issuance costs were $0.2 million.

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

As of September 30, 2023, the Company has paid down a total of $1.2 billion towards the Term Loan’s principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of September 30, 2023 was $400 million. Subsequent to September 30, 2023, the Company made an additional $40 million principal prepayment reducing the balance of the Term Loan Facility to $360 million.

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

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022 and had a deferred tax benefit balance of $162.8 million as of December 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $11.8 million and $50.3 million during the three and nine months ended September 30, 2023. As of September 30, 2023, the Company has recorded a full valuation allowance of $213.1 million against the deferred tax asset pursuant to ASC 740, as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilized to offset any taxes due on those gains to the extent of the DTAs.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2023 primarily due to the placement of a valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $213.1 million as of September 30, 2023 consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of September 30, 2023 and 2022, respectively.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of September 30, 2023. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company's assets measured at fair value on a non-recurring basis as of September 30, 2023 and December 31, 2022, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description (1)	September 30, 2023	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$216,768	$6,000	$13,800	$196,968
Impaired right-of-use assets	3,020	-	-	3,020
Other-than-temporary impaired investments in unconsolidated entities	108,116	67,414	40,702	-

(1) Represents non-recurring fair value measurement. The fair value is calculated as of the impairment date.

	Balance	Fair Value Measurements Using
Description (1)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$343,237	$68,125	$254,005	$21,107
Other-than-temporary impaired investments in unconsolidated entities	153,215	23,795	38,124	91,296

(1) Represents non-recurring fair value measurement. The fair value is calculated as of the impairment date.

In accordance with ASC 360-10, Property, Plant and Equipment, the Company reviews the carrying value of its real estate assets at each reporting period. The Company did not record any impairment losses during the three months ended September 30, 2023. The Company recorded impairment losses of $10.3 million on real estate assets during the three months ended September 30, 2022, which are included in impairment on real estate assets within the condensed consolidated statements of operations. During the nine months ended September 30, 2023 and 2022, the Company recorded impairment losses of $107.0 million and $120.6 million, respectively. The $107.0 million of impairment recorded during the nine months ended September 30, 2023 is primarily the result of continued increases to development and construction costs, deteriorating market conditions and, in certain instances excluding Aventura, the Company agreeing to sell a property for less than its carrying value. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company reviews the carrying value in its investments in unconsolidated entities at each reporting period. The Company did not record any other-than-temporary impairment losses on investments in unconsolidated entities during the three months ended September 30, 2023. The Company recorded other-than-temporary impairment losses on investments in unconsolidated entities of $3.1 million during the three months ended September 30, 2022, as a result of the Company agreeing to sell Unconsolidated Properties for less than their carrying value. During the nine months ended September 30, 2023 and 2022, the Company recorded other-than-temporary impairment losses on investments in unconsolidated entities of $12.7 million and $35.6 million, respectively.

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

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents, restricted cash and the term loan facility. The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of September 30, 2023 and December 31, 2022, respectively, the estimated fair values of the Company’s debt obligations were $0.4 billion and $1.0 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

The Company made a settlement payment of $35.5 million based on the Company’s contributions to the settlement of the Litigation. This payment is recorded as litigation settlement in the consolidated statements of operations during the three and nine months ended September 30, 2022.

On March 2, 2021, the company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Litigation. During the year ended December 31, 2022, the Company reached settlement agreements with two of the D&O Insurers and received gross proceeds of $12.7 million, which was recorded in interest and other income in the consolidated statements of operations during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. The Company received $11.6 million during the nine months ended September 30, 2023, which is recorded in interest and other income in the consolidated statements of operations.

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

On July 6, 2022, Mr. Lampert converted all Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he owns 26.8% of the outstanding Class A shares as of September 30, 2023.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, were parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease.

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee for services and reimbursement for certain employees. The Company paid Winthrop $0.9 million and $0.4 million during the three months ended September 30, 2023 and 2022, respectively. The Company paid Winthrop $2.0 million and $1.1 million during the nine months ended September 30, 2023 and 2022, respectively.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

In addition, as of September 30, 2023 and December 31, 2022, respectively, the Company had incurred no development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities.

The Company has certain put rights on properties held by the Unconsolidated Entities, which may require the Company’s partner to buy out the Company’s investment in such properties. During the nine months ended September 30, 2023, the Company exercised its put rights on one property. During the three and nine months ended September 30, 2022, the Company exercised its put rights on two and six properties, respectively, to two of their partners.

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

On July 6, 2022, ESL converted all Operating Partnership Units to Class A common shares. As a result, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership as of September 30, 2023.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of September 30, 2023, 56,182,522 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of September 30, 2023, there were no Class B non-economic common shares issued and outstanding.

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

The Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2023 and 2022:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2023
October 30	December 29	January 16, 2024	$0.43750
July 25	September 29	October 13	0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750
2022
November 1	December 30	January 16, 2023	$0.43750
July 26	September 30	October 17	0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750

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

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator - Basic and Diluted
Net loss	$(902)	$(3,481)	$(158,595)	$(212,551)
Net loss attributable to non-controlling interests	—	42	-	46,152
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net loss attributable to common shareholders - Basic	$(2,127)	$(4,664)	$(162,270)	$(170,074)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	56,183	55,361	56,139	47,600
Weighted average Class A common shares outstanding - Basic	56,183	55,361	56,139	47,600
Weighted average Class A common shares outstanding - Diluted	56,183	55,361	56,139	47,600

Loss per share attributable to Class A common shareholders - Basic	$(0.04)	$(0.08)	$(2.89)	$(3.57)
Loss per share attributable to Class A common shareholders - Diluted	$(0.04)	$(0.08)	$(2.89)	$(3.57)

No adjustments were made to the numerator for the three and nine months ended September 30, 2023 and 2022, respectively, because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and nine months ended September 30, 2023 and 2022, respectively, because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of September 30, 2023 and December 31, 2022, there were 375,091 and 535,650 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the nine months ended September 30, 2023:

	Nine Months Ended September 30, 2023
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	535,650	$14.31
Restricted shares vested	(148,283)	13.74
Restricted shares forfeited	(12,276)	24.22
Unvested restricted shares at end of period	375,091	$14.20

The Company recognized $0.6 million and $1.0 million in compensation expense related to the restricted shares for the three months ended September 30, 2023 and 2022, respectively and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of September 30, 2023, there were approximately $2.4 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 1.2 years. As of September 30, 2022, there were approximately $5.3 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 2.0 years.

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

Overview

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each remaining location until such time as each property is sold. As of September 30, 2023, the Company’s portfolio consisted of interests in 42 properties comprised of approximately 5.6 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 126 acres held for or under development until time of sale and approximately 2.9 million square feet or approximately 259 acres to be disposed of in its current state. The portfolio consists of approximately 4.3 million square feet of GLA held by 33 consolidated properties (such properties, the “Consolidated Properties”) and 1.2 million square feet of GLA held by nine unconsolidated properties (such properties, the “Unconsolidated Properties”).

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

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

In the first quarter of 2022, we announced a Review of Strategic Alternatives and during the second quarter determined that the best plan for all assets is to pursue sales. As a result of the foregoing, the Company’s anticipated holding periods with respect to certain assets has changed. This affected our view of recoverability of the carrying value of those assets over their respective holding periods and during the year ended December 31, 2022, $126.9 million of impairment was recorded. Due to increasing development and construction costs, deteriorating market conditions and, in certain instances excluding Aventura, agreeing to sell below carrying value, we have recognized $107.0 million of impairment losses during the nine months ended September 30, 2023, which are included in impairment on real estate assets within the condensed consolidated statements of operations. We recognized $12.7 million of other-than-temporary impairment losses to our investments in unconsolidated entities during the nine months ended September 30, 2023. No impairment losses or other-than-temporary impairment losses in investments in unconsolidated entities were recorded during the three months ended September 30, 2023. We continue to evaluate our portfolio, including our development plans and offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

The Company continues to assess the best use for all sites within its portfolio, including residential, retail and converting land area to pad sites. In order to achieve its objective, the Company intends to execute the following strategies:

•
Multi-tenant Retail: Our portfolio of seven multitenant retail assets provides positive cash flow and are primarily leased to a variety of national credit tenants. As of September 30, 2023, this portfolio was 69.8% leased with a pipeline of 0.1 million square feet. A majority of our leases are effectively NNN based on the structure of our leases, providing an important inflation hedge. This portfolio also affords numerous further densification opportunities through the addition of pads on excess parking areas. We are working to maximize value of these assets and position them for sale.
•
Densification and Redevelopment Opportunities: In particular, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities through entitlements, leasing and development. As of September 30, 2023, our full portfolio included approximately 591 acres of land, or an average of 14.1 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas, and the Northeast.
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

Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	$ Change
Revenue
Rental income	$4,525	$23,253	$(18,728)
Expenses
Property operating	(4,564)	(9,700)	5,136
Real estate taxes	(1,204)	(6,483)	5,279
Depreciation and amortization	(2,913)	(9,169)	6,256
General and administrative	(8,030)	(10,811)	2,781
Litigation settlement	—	(533)	533
Gain on sale of real estate, net	18,506	45,433	(26,927)
Loss on sale of interest in unconsolidated entities	(916)	(139)	(777)
Impairment of real estate assets	—	(10,275)	10,275
Equity in income (loss) of unconsolidated entities	993	(2,275)	3,268
Interest and other income	2,030	(1,047)	3,077
Interest expense	(9,763)	(21,916)	12,153

Rental Income

The following table presents the results for rental income for the three months ended September 30, 2023, as compared to the corresponding period in 2022 (in thousands):

	Three Months Ended September 30,		Three Months Ended September 30,
	2023		2022
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$6,022	133.1%	$26,129	112.4%	(20,107)
Straight-line rent (expense)	(1,503)	(33.2%)	(2,873)	-12.4%	1,370
Amortization of the above/below market leases	6	0.1%	(3)	0.0%	9
Total rental income	$4,525	100.0%	$23,253	100.0%	$(18,728)

The decrease of $20.1 million in in-place retail lease rental income during 2023 is primarily due to property sales.

The increase of $1.4 million in straight-line rental income was primarily due to an adjustment recorded during the quarter ended September 30, 2022.

Property Operating Expenses and Real Estate Taxes

The decrease of $5.1 million in property operating expense for the three months ended September 30, 2023 was due primarily to asset sales and partially offset by a decrease in amounts capitalized.

The decrease of $5.3 million in real estate taxes for the three months ended September 30, 2023 was due primarily to asset sales and refunds received during the three months ended September 30, 2023.

Depreciation and Amortization Expenses

The decrease of $6.3 million in depreciation and amortization expenses for the three months ended September 30, 2023 was primarily due to a decrease of $6.3 million in net scheduled depreciation due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including amortization of costs associated with share-based compensation awarded in prior years, professional fees, office expenses and overhead expenses.

The decrease of $2.8 million in general and administrative expenses for the three months ended September 30, 2023 was driven by a decrease in legal expenses resulting from settling the outstanding Litigation described below in 2022 as well as a decrease in compensation expenses due to a decrease in employee headcount. This was partially offset by an increase in consulting related expenses utilized to execute the plan of sale.

Gain on Sale of Real Estate, Net

During the three months ended September 30, 2023, the Company sold six properties for aggregate consideration of $62.9 million and recorded a gain totaling $18.5 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Loss on Sale of Interest in Unconsolidated Entities

During the three months ended September 30, 2023, the Company sold its interest in three unconsolidated properties and recorded a loss totaling $0.9 million, which is included in loss on sale of interest in unconsolidated entities within the consolidated statements of operations.

Impairment of Real Estate Assets

During the three months ended September 30, 2023, the Company recognized no impairment of real estate assets. During the three months ended September 30, 2022, the Company recognized $10.3 million of impairment losses as a result of the Company's plan to pursue the Plan of Sale, which is included within the condensed consolidated statements of operations..

Equity in Loss of Unconsolidated Entities

The increase of $3.3 million in income (loss) of unconsolidated entities for the three months ended September 30, 2023 was driven by a straight-line rent adjustment of $5.2 million at one unconsolidated entity, which we picked up as our share of $2.6 million compared to recording a $3.1 million other-than-temporary impairment charge against one investment during the three months ended September 30, 2022. In addition, two unconsolidated entities recorded net gains of $3.4 million during the three months ended September 30, 2022, which resulted in us picking up our share of $1.7 million in gains. This impairment arose from the Company’s impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures.

Interest and other income

The increase of $3.1 million of interest and other income is primarily due the Company recognizing miscellaneous expense of $2.2 million in the prior year, relating to historic receivables that the Company deemed to no longer be collectable upon the finalization of the Sears litigation settlement. The Company also recognized greater interest revenue on the Company’s cash accounts.

Interest Expense

The decrease of $12.2 million in interest expense for the three months ended September 30, 2023 was driven by the partial Term Loan Facility pay down totaling $1.2 billion as of September 30, 2023.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change

Revenue
Rental income	$10,459	$81,755	$(71,296)
Expenses
Property operating	(17,945)	(31,535)	13,590
Real estate taxes	(4,910)	(21,056)	16,146
Depreciation and amortization	(11,628)	(31,772)	20,144
General and administrative	(30,349)	(30,996)	647
Litigation settlement	—	(35,533)	35,533
Gain on sale of real estate, net	64,386	112,449	(48,063)
Gain (loss) on sale of interest in unconsolidated entities	6,407	(139)	6,546
Impairment of real estate assets	(107,043)	(120,609)	13,566
Equity in loss of unconsolidated entities	(49,077)	(69,071)	19,994
Interest and other income	17,484	(937)	18,421
Interest expense	(37,493)	(67,167)	29,674

Rental Income

The following table presents the results for rental income for the nine months ended September 30, 2023, as compared to the corresponding period in 2022 (in thousands):

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2023		2022
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$26,586	254.2%	$80,331	98.3%	$(53,745)
Straight-line rent (expense) income	(16,142)	-154.3%	1,447	1.7%	(17,589)
Amortization of above/below market leases	15	0.0%	(23)	0.0%	38
Total rental income	$10,459	100.0%	$81,755	100.0%	$(71,296)

The decrease of $53.7 million in in-place retail lease rental income during 2023 is primarily due to property sales.

The decrease of $17.6 million in straight-line rental income was primarily due to a reversal of $16.3 million of straight-line rent due to property sales.

Property Operating Expenses and Real Estate Taxes

The decrease of $13.6 million in property operating expense for the nine months ended September 30, 2023 was due primarily to asset sales and partially offset by a decrease in amounts capitalized.

The decrease of $16.1 million in real estate taxes for the nine months ended September 30, 2023 was due primarily to asset sales and refunds received during the nine months ended September 30, 2023.

Depreciation and Amortization Expenses

The decrease of $20.1 million in depreciation and amortization expenses for the nine months ended September 30, 2023 was primarily due to a decrease of $21.7 million in net scheduled depreciation due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including amortization of costs associated with share-based compensation awarded in prior years, professional fees, office expenses and overhead expenses.

The decrease of $0.6 million in general and administrative expenses for the nine months ended September 30, 2023 was primarily driven by decreases in legal expenses primarily due to the Company settling outstanding litigation in 2022, and compensation expenses due to a decrease in employee headcount. This was partially offset by increases in consulting expenses utilized to execute the plan of sale, and employee bonus expenses to retain employees.

Gain on Sale of Real Estate, Net

During the nine months ended September 30, 2023, the Company sold 49 properties for aggregate consideration of $602.4 million and recorded a gain totaling $64.4 million, which is included in loss on sale of real estate, net within the condensed consolidated statements of operations.

Gain on Sale of Interest in Unconsolidated Entities, Net

During the nine months ended September 30, 2023, the Company sold its interest in eight unconsolidated properties, and recorded a gain totaling $6.4 million, which is included in gain on sale of interest in unconsolidated entities within the consolidated statements of operations.

Impairment of Real Estate Assets

During the nine months ended September 30, 2023, the Company recognized $107.0 million in impairment of real estate assets, which is included within the condensed consolidated statements of operations. This impairment arose primarily from recognizing $101.5 million of impairment on the Company's development property in Aventura, FL due to continued increasing development and construction costs and deteriorating market conditions, which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment. The Company determined the fair value of this property by applying a discount to projected cash flows. During the nine months ended September 30, 2022, the Company recognized $120.6 million of impairment losses as a result of the Company's plan to pursue the Plan of Sale.

Equity in Loss of Unconsolidated Entities

The decrease of $20.0 million in loss in the unconsolidated entities for the nine months ended September 30, 2023 was driven by a $70.8 million impairment charge recorded in one investment resulting in the Company picking up their share of this impairment at $35.4 million and a $12.7 million other-than-temporary impairment charge recorded against two investments compared to a $61.1 million impairment charge recorded in two underlying properties, resulting in the Company picking up its share of impairment totaling $30.6 million plus other-than-temporary impairment recorded to our investments of $35.6 million during the nine months ended September 30, 2022. These impairments arose from the Company’s impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures.

Interest and other income

The increase of $18.4 million of interest and other income is primarily due to the receipt of $11.6 million relating to the settlement with the D&O Insurers, greater interest received on the Company's cash accounts and the Company recognizing miscellaneous expense of $2.2 million in the prior year, relating to historic receivables that the Company deemed to no longer be collectable upon the finalization of the Sears litigation settlement.

Interest Expense

The decrease of $29.7 million in interest expense for the nine months ended September 30, 2023 was driven by the partial Term Loan Facility pay down totaling $1.2 billion as of September 30, 2023.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the nine months ended September 30, 2023 and the Company recorded net operating cash outflows of $42.0 million. Additionally, the Company generated investing cash inflows of $645.6 million during the nine months ended September 30, 2023, which were driven by asset sales and partially offset by development expenditures.

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
o
From the approval of the Plan of Sale on October 24, 2022 through September 30, 2023, we sold 65 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $756.9 million of gross proceeds.
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
o
We sold our interests in 8 Unconsolidated Properties and generated approximately $84.8 million of gross proceeds since we terminated our REIT status on December 31, 2021, through the approval of the Plan of Sale on October 24, 2022;
o
From the approval of the Plan of Sale on October 24, 2022 through September 30, 2023, we sold our interests in eight Unconsolidated Properties and generated approximately $140.7 million of gross proceeds.
•
Unconsolidated Properties. As of September 30, 2023, we had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;

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

Additionally, the Term Loan Amendment provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Agreement. The Third Term Loan Amendment (as defined in Note 6 – Debt of the Notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q) executed on June 16, 2022 provided exceptions to this right.

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

During the nine months ended September 30, 2023, we have repaid $630 million against the principal of the Term Loan Facility. Our outstanding balance as of September 30, 2023, is $400 million. Subsequent to September 30, 2023, the Company made an additional $40 million principal prepayment reducing the balance of the Term Loan Facility to $360 million.

See Note 1 – Organization of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of liquidity and going concern.

Cash Flows for the Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2023 and 2022, respectively (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Net cash used in operating activities	$(42,021)	$(73,547)	$31,526
Net cash provided by investing activities	645,564	296,127	349,437
Net cash used in financing activities	(633,634)	(195,745)	(437,889)

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

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

−
In 2023, $719.1 million of net proceeds from the sale of real estate and interests in unconsolidated entities, offset by development of real estate of ($61.6) million and investments in unconsolidated entities of ($11.9) million; and
−
In 2022, $329.1 million of net proceeds from the sale of real estate and $67.6 million of net proceeds and distributions from the disposition of interests in unconsolidated entities offset by development of real estate of ($78.1) million and investments in unconsolidated entities of ($22.4) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

−
In 2023, ($630.0) million cash repayment of Term Loan Facility principal and cash payments of preferred dividends, ($3.7) million; and
−
In 2022, ($170.0) million cash repayment of Term Loan Facility principal, ($22.1) million cash repayment to terminate sale-leaseback financing obligation, and cash payments of preferred dividends, ($3.7) million.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during the nine months ended September 30, 2023 and 2022, respectively.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2023 and 2022:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2023
October 30	December 29	January 16, 2024	$0.43750
July 25	September 29	October 13	0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750
2022
November 1	December 30	January 16, 2023	$0.43750
July 26	September 30	October 17	0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750

The Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of September 30, 2023 and December 31, 2022, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2022.

Capital Expenditures

During the three and nine months ended September 30, 2023, the Company invested $11.7 million and $61.6 million, respectively, in our consolidated development and operating properties and an additional $0.8 million and $11.9 million, respectively, into our unconsolidated joint ventures, as we continue to advance our business plans, including our previously announced projects.

During the three and nine months ended September 30, 2022, the Company invested $25.0 million and $78.1 million, respectively, in our consolidated development and operating properties and an additional $7.0 million and $22.4 million, respectively, into our unconsolidated joint ventures.

During the three and nine months ended September 30, 2023 and 2022, respectively, we incurred no maintenance capital expenditures that were not associated with re-tenanting and redevelopment projects.

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

On March 2, 2021, we brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). Our lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Litigation. Any amounts received from the insurers will offset the Seritage Defendants’ contribution. We reached settlement agreements with two of the D&O Insurers for gross proceeds of $12.7 million which is recorded in interest and other income in the consolidated statements of operations during the year ended December 31, 2022. During the nine months ended September 30, 2023, we reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. We received $11.6 million during the nine months ended September 30, 2023, which is recorded in interest and other income in the consolidated statements of operations.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2022 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the nine months ended September 30, 2023, there were no material changes to these policies.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
NOI and Total NOI	2023	2022	2023	2022
Net loss	$(902)	$(3,481)	$(158,595)	$(212,551)
Termination fee income	—	—	—	(369)
Management and other fee income	(523)	(248)	(1,152)	(2,355)
Depreciation and amortization	2,913	9,169	11,628	31,772
General and administrative expenses	8,030	10,811	30,349	30,996
Litigation settlement	—	533	—	35,533
Equity in loss of unconsolidated entities	(993)	2,275	49,077	69,071
Loss (gain) on sale of interest in unconsolidated entities	916	139	(6,407)	139
Gain on sale of real estate, net	(18,506)	(45,433)	(64,386)	(112,449)
Impairment of real estate assets	—	10,275	107,043	120,609
Interest and other income	(2,030)	1,047	(17,484)	937
Interest expense	9,763	21,916	37,493	67,167
(Benefit) provision for income taxes	89	67	38	295
Straight-line rent	1,504	2,873	16,142	(1,447)
Above/below market rental expense	45	54	138	175
NOI	$306	$9,997	$3,884	$27,523
Unconsolidated entities
Net operating income of unconsolidated entities	3,445	2,450	6,404	6,563
Straight-line rent	(2,629)	(305)	(3,069)	(860)
Above/below market rental expense	(3)	8	(1)	19
Total NOI	$1,119	$12,150	$7,218	$33,245

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

Changes in Internal Controls.

Other than the remediation efforts described above, there were no other changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)
None.
b)
None.

c)
During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference

10.35†	Employment Agreement Amendment, dated October 23, 2023, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Eric Dinenberg	Filed herewith.

10.36†	Employment Agreement Amendment, dated October 23, 2023, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Matthew Fernand	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: November 8, 2023	/s/ Andrea Olshan
	By:	Andrea Olshan
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 8, 2023	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)