Form 10-K
period 2023-12-31
Seritage Growth Properties
filed 2024-04-01
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On June 30, 2023, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $362,000,000 based upon the closing price of $8.92 of the common stock as reported on the New York Stock Exchange on such date.

As of March 28, 2024, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,262,944
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Seritage Growth Properties’ Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SERITAGE GROWTH PROPERTIES

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2023

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
•
The terms of our indebtedness and availability or sources of liquidity; and
•
Possible acts of war, terrorist activity or other acts of violence or cybersecurity interests.

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each location until such time as each property is sold. As of December 31, 2023, the Company’s portfolio consisted of interests in 32 properties comprised of approximately 4.1 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 460 acres of land. The portfolio consists of approximately 2.8 million square feet of GLA and 326 acres held by 23 wholly owned properties (such properties, the “Consolidated Properties”) and 1.2 million square feet of GLA and 134 acres held by nine unconsolidated entities (such properties, the “Unconsolidated Properties”).

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

Since March 2021, the Company has not leased any properties to Sears Holdings or its successors after giving effect to the termination of the remaining Consolidated Properties.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc, which owns Holdco. Mr. Lampert was also the Chairman of Seritage prior to his retirement, effective March 1, 2022, and controlled each of the tenant entities that was a party to the Holdco Master Lease prior to their respective terminations.

Review of Strategic Alternatives

On March 1, 2022, the Company announced that its Board of Trustees has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a special committee of the Board of Trustees (the “Special Committee”) to oversee the process. The Special Committee retained Barclays Capital, Inc. (“Barclays”) as its financial advisor from March 2022 through August 2023 to assist with the strategic review. The Company sought a shareholder vote to approve a proposed plan of sale of our assets and dissolution (the “Plan of Sale”) that would allow our Board of Trustees to sell all of our assets, distribute the net proceeds to shareholders and dissolve the Company, which Plan of Sale can be suspended by the Board of Trustees.

The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, at which time the Plan of Sale was approved by the shareholders, following our filing of a final proxy statement with the Securities and Exchange Commission ("SEC") on September 14, 2022. See Note 1 – Organization of the Notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information about the Plan of Sale. The strategic review process remains ongoing as the Company executes the Plan of Sale, and the Company remains open minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.” The Board of Trustees is currently overseeing the Plan of Sale.

Market Update

Since the latter months of 2022, the Company, along with the commercial real estate market as a whole, has experienced and continues to experience challenging market conditions as a result of, among other things, the rise in interest rates, increases to required return hurdles for institutional buyers, availability of debt capital (including the willingness of commercial banks to lend in light of potential recession risks and balance sheet constraints), continued inflation resulting in higher construction and labor costs for development (which has the effect of, among other things, making cost estimates in development proformas more challenging), decreased demand for office development (with concerns about long term demand for office space including, but not limited to, continued work-from-home trends), slowing rent growth expectations due to potential recession concerns, political and election uncertainty in the United States and the possibility of geopolitical conflict spreading to other regions. These conditions have applied and continue to apply downward pricing pressure on all of our assets. In making decisions regarding whether and when to transact on each of the Company’s remaining assets, the Company will consider various factors including, but not limited to, the breadth of the buyer universe, macroeconomic conditions, the availability and cost of financing, as well as corporate, operating and other capital expenses required to carry the asset. If these challenging market conditions persist, then we expect that they will impact the Plan of Sale proceeds from our assets and the amounts and timing of distributions to shareholders.

Business Strategies

The Company’s primary objective is to create value for its shareholders through the monetization of the Company’s assets in accordance with the Plan of Sale, which can be suspended by the Board of Trustees. Additionally, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others, which could create greater value for shareholders. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities. We additionally will look to further lease our built retail footprint and densify any excess land through the addition of triple net (“NNN”) or ground lease pad sites, which are standalone sites upon which a customized space can be built or leased for a tenant, to the extent that we believe these actions would be accretive to shareholder value.

In order to achieve its objective, the Company intends to execute the following strategies:

•
Multi-tenant Retail: Our portfolio of six multi-tenant retail assets provides positive cash flow and are primarily leased to a variety of national credit tenants. As of December 31, 2023, this portfolio was 71.6% leased. A majority of our leases are subject to collect recoveries from tenants based on the structure of our leases, providing an important inflation hedge. We are working to maximize value of these assets and position them for sale.
•
Densification and Redevelopment Opportunities: In particular, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities through entitlements, leasing and development. As of December 31, 2023, our full portfolio included approximately 460 acres of land, or an average of 14.4 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas, and the Northeast. We have redeveloped a number of properties to completion or near completion and have achieved leasing of 100% at UTC and 69% at Aventura.
•
Non-core Assets: We continue to assess the best use for all sites within our portfolio, including residential, retail, and converting excess land area to pad sites. The non-core assets are those assets where we believe we will maximize value by selling in its current state.

Significant Tenants

Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of December 31, 2023, the Company has one tenant that comprises 15.7% of annualized base rent, with no other tenants exceeding 10% of annualized base rent. The Company's portfolio of 23 Consolidated Properties and nine Unconsolidated Properties was diversified by location across 13 states.

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

Environmental Matters

Our properties are subject to environmental laws regulating, among other things, air emissions, wastewater discharges and the handling and disposal of waste. Certain properties were built during the time that asbestos-containing building materials were routinely installed in residential and commercial structures. In addition, a substantial portion of the properties we acquired from Sears Holdings currently include, or previously included, automotive care center facilities and retail fueling facilities, and are or were subject to laws and regulations governing the handling, storage and disposal of hazardous substances contained in some of the products or materials used or sold in the automotive care center facilities (such as motor oil, fluid in hydraulic lifts, antifreeze and solvents and lubricants), the recycling/disposal of batteries and tires, air emissions, wastewater discharges and waste management. In addition to these products or materials, the equipment in use or previously used at such properties, such as service equipment, car lifts, oil/water separators, and storage tanks, has been subject to increasing environmental regulation relating to, among other things, the storage, handling, use, disposal, and transportation of hazardous materials. Our leases include, or are expected to include, provisions obligating the operator to comply with applicable environmental laws and to indemnify us if such operator’s noncompliance results in losses or claims against us with respect to environmental matters first arising during such operator’s occupancy. An operator’s failure to comply could result in fines and penalties or the requirement to undertake corrective actions which may result in significant costs to the operator and thus adversely affect their ability to meet their obligations to us.

Pursuant to U.S. federal, state and local environmental laws and regulations, a current or previous owner or operator of real property may be required to investigate, remove and/or remediate a release of hazardous substances or other regulated materials at, or emanating from, such property. Further, under certain circumstances, such owners or operators of real property may be held liable for property damage, personal injury and/or natural resource damage resulting from or arising in connection with such releases. Certain of these laws have been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. We also may be liable under certain of these laws for damage that occurred prior to our ownership of a property or at a site where we sent waste for disposal. The failure to properly remediate a property may also adversely affect our ability to lease, sell or rent the property or to borrow funds using the property as collateral.

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

Insurance

We have comprehensive liability, property and rental loss insurance, as applicable, with respect to our portfolio of properties. We believe that such insurance provides adequate coverage.

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

Human Capital

As of December 31, 2023, we had 19 full-time employees, all of whom are located in the United States, with the majority located in New York. As of January 1, 2024, due to the expiration of certain retention agreements, the number of employees decreased to 14 full-time employees. In conjunction with adopting the Plan of Sale, the Company provided retention agreements to its employees to ensure that it has the talent in place to execute the Plan of Sale.

We believe that diversity and inclusion at all levels of our organization are imperative to our success. We have focused our diversity and inclusion efforts on remaining employee engagement, consulting engagements, community outreach and partnering with like-minded organizations. As of December 31, 2023, our organization was comprised of 42% women and 21% people of color. Our management team, which is defined as Senior Vice Presidents and above, including consultants who hold roles in those positions, was comprised of 25% women and we had three female members of our Board of Trustees. All employees receive training in the prevention and reporting of sexual harassment, discriminatory and abusive conduct in the workplace.

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

Risks Related to Our Business and Operations

•
There can be no assurance that we will be able to complete any strategic transaction or strategic change on terms satisfactory to the Board of Trustees.
•
We have experienced challenging market conditions and there can be no assurances that these challenges will abate, which may adversely impact the net Plan of Sale proceeds from our assets.
•
We cannot assure our shareholders of the amount they will receive in shareholder distributions under the Plan of Sale or when they will receive them.
•
If we are unable to find buyers for our assets on a timely basis or at our expected sales prices, our shareholder distributions under the Plan of Sale may be delayed or reduced.
•
Our expected sales prices may be impacted by tenant issues at our properties.
•
We have ongoing capital needs and may not be able to obtain additional financing or other sources of funding on acceptable terms.
•
Real estate taxes may increase, and if these increases are not passed on to tenants, our net income will be reduced.
•
Changes in building and/or zoning laws may require us to meet additional or more stringent construction requirements.
•
Our real estate assets and equity method investments may be subject to impairment charges.
•
We have identified material weaknesses in our internal control over financial reporting and such material weaknesses have not yet been fully remediated. No assurance can be made that additional material weaknesses or significant deficiencies will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.
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
•
The future outbreak of highly infectious or contagious diseases may, materially and adversely impact the business of our tenants and our business.

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

Risks Related to Our Business and Operations

There can be no assurance that we will be able to complete any strategic transaction or strategic change on terms satisfactory to the Board of Trustees.

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

Edward Lampert, who owned approximately 25% of our outstanding Class A shares as of December 31, 2023, voted in favor of the Plan of Sale, pursuant to an agreement with the Company.

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

We have experienced challenging market conditions and there can be no assurances that these challenges will abate, which may adversely impact the net Plan of Sale proceeds from our assets.

Since the latter months of 2022, we, along with the commercial real estate market as a whole, have experienced and continue to experience more challenging market conditions, as a result of, among other things, the rise in interest rates, increases to required return hurdles for institutional buyers, availability of debt capital (including the willingness of commercial banks to lend in light of potential recession risks and balance sheet constraints), continued inflation resulting in higher construction and labor costs for development (which has had the effect of, among other things, making cost estimates in development proformas more challenging), decreased demand for office development (with concerns about long term demand for office space including, but not limited to, continued work-from-home trends), slowing rent growth expectations due to potential recession concerns, political and election uncertainty in the United States and the possibility of geopolitical conflict spreading to other regions. These challenging market conditions have applied and may continue to apply downward pricing pressure on all of our assets. In making decisions regarding whether and when to transact on each of our remaining assets, we will consider various factors including, but not limited to, the breadth of the buyer universe, macroeconomic conditions, the availability and cost of financing, as well as corporate, operating and other capital expenses required to carry the asset. If these challenging market conditions persist, then we expect that they will adversely impact the Plan of Sale proceeds from our assets and the amounts and timing of distributions to our shareholders.

We cannot assure our shareholders of the amount they will receive in shareholder distributions under the Plan of Sale or when they will receive them.

The net proceeds that will be distributed to our Class A shareholders over time (directly or through a liquidating trust or other liquidating entity) from the Plan of Sale will be based on a number of factors including: (a) the actual proceeds from the sale of our assets; (b) the repayment of our Term Loan Facility, (c) the redemption of the Company’s outstanding Series A Preferred Shares, (d) the settlement of certain financial obligations, (e) the debt service and dividends on Series A Preferred Shares prior to repayment and redemption, (f) the fees and expenses incurred in connection with the sale of our assets, (g) the expenses and capital expenditures to be incurred and revenue to be generated from our properties prior to disposition and estimates of the general administrative expenses, (h) the wind-down costs of the Company and (i) the Company’s taxes and other liabilities. The estimates initially prepared and included in our most recent annual proxy statement about the amount of shareholder distributions that we may make in connection with the Plan of Sale were based on many estimates and assumptions (which were derived based on data and information reviewed by Company management and advisors as of or prior to June 2022), one or more of which may prove to be incorrect and/or, as noted above, may be adversely affected by market conditions and other circumstances that have changed since the preparation of those estimates. As a result, the actual amount of shareholder distributions may be less than we initially estimated and/or may be paid later than we predicted.

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

Additionally, our ability to sell our Unconsolidated Properties or interests in unconsolidated entities are subject to certain limitations in the governing documents of these unconsolidated entities.

Our expected sales prices may be impacted by tenant issues at our properties.

We may be impacted by issues with our tenants that can affect sales prices of assets as we execute the Plan of Sale. At any time, our tenants may experience a downturn in their respective businesses that may significantly weaken their financial condition, particularly during periods of economic uncertainty. This uncertainty may be exacerbated as a result of actual changes in economic conditions, including as a result of market dynamics, trends in consumer income, rising energy prices, high interest rates, tariffs or trade disputes, and natural or manmade disasters, including epidemic or pandemic disease, or the impact of the fear of such changes on consumer behavior. As a result, our tenants may delay lease commencements, decline to extend or renew leases upon expiration, fail to make rental payments when due, close a number of locations or declare bankruptcy. Such issues could negatively impact buyers view of the properties and result in lower than expected sales prices. In addition, such tenant issues might potentially lower rents or result in higher maintenance expenditures that could have a material adverse effect on our financial condition or results of operations pending those sales.

Our sales prices may also be impacted by competition with regards to the leasing environment. Our properties operate in locations that compete with other retail properties and also compete with other forms of retailing, such as catalogs and e-commerce websites. Competition may also come from strip centers, outlet centers, lifestyle centers and malls, and both existing and future development projects. New construction, renovations and expansions at competing sites could also negatively affect our properties. In addition, we compete with other retail property companies for tenants. Any inability to lease newly developed space or re-lease vacant space can negatively impact our ability to sell our assets and monetize them in line with expectations.

We have ongoing capital needs and may not be able to obtain additional financing or other sources of funding on acceptable terms.

As of December 31, 2023, we had aggregate outstanding indebtedness of $360 million. Our existing debt could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends on our preferred shares, including the Series A Preferred Shares, make capital expenditures or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service, and the reinvestment in and redevelopment of our properties. As a result of a decrease in occupancy levels due to our recapture of space for redevelopment purposes and the execution of termination rights under the Original Master Lease and Holdco Master Lease, our property rental income, which is a source of operating cash flow, did not fully fund property operating and other expenses incurred during the year ended December 31, 2023. Our asset sales are our principal source of cash flow. Property operating and other expenses are projected to continue to exceed property rental income until such time as additional tenants commence paying rent, and we plan to incur additional development expenditures as we continue to invest in the redevelopment of certain assets. While we do not currently have the liquid funds available to fully fund projected property and other expenses and planned development expenditures, we expect to fund these uses of cash with a combination of capital sources including, but not limited to, sales of Consolidated Properties, sales of interests in Unconsolidated Properties and potential financing transactions, subject to compliance with certain conditions and/or the consent of our lender under our Term Loan Facility.

As of December 31, 2023, we were not in compliance with certain financial metrics applicable to us under the agreements governing our term loan facility. Additionally, the lender had the right to request mortgages against our assets pursuant to the mortgage and collateral requirement. As of December 31, 2023, at the request of the lender, nearly all Consolidated Properties have mortgages.

The Term Loan Facility also provides for a $400 million incremental facility (the “Incremental Funding Facility”). Our ability to access the Incremental Funding Facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement (as defined below) as further described below. As of December 31, 2023, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

On February 2, 2023, the Company made a $230 million voluntary prepayment on the Term Loan Facility. This prepayment brought the outstanding balance on the Term Loan Facility to $800 million. Pursuant to the terms of the Term Loan Facility, by reducing our outstanding principal balance to $800 million, the maturity date for the Term Loan Facility was extended for two years to July 31, 2025. Subsequent to February 2, 2023, the Company made additional aggregate principal prepayments of $470 million on the Term Loan Facility, reducing the Term Loan Facility balance to $330 million as of March 22, 2024.

As of March 22, 2024, the Company has assets under contract for anticipated proceeds of $53.6 million and has accepted offers and is currently negotiating definitive purchase and sale agreements of approximately $15.2 million. The Company continues to use the proceeds from sold assets to further reduce the outstanding balance of the Term Loan Facility. See Note 1— Going Concern of the Notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of the going concern.

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

Our real estate assets and equity method investments may be subject to impairment charges.

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

We have identified material weaknesses in our internal control over financial reporting and such material weaknesses have not yet been fully remediated. No assurance can be made that additional material weaknesses or significant deficiencies will not occur in the future. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, our stockholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common stock.

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

In the course of preparing our financial statements, we identified material weaknesses in our internal control over financial reporting that existed due to deficiencies in the design and operating effectiveness of our controls over the impairment of investments in real estate and other than temporary impairment of equity method investments. The deficiencies related to the identification of impairment indicators. Additionally, management did not maintain adequate evidence of the review of information used in the impairment indicator analysis and the fair value of investments in real estate and equity method investments. Further, management identified a deficiency in the operating effectiveness in our review over the calculation of other than temporary impairments. These deficiencies contributed to the potential for there to be material errors in our financial statements.

Additionally, we identified a material weakness due to a deficiency in the design of our controls over the accounting for certain non-routine transactions particularly related to accounting for transactions with joint ventures and certain consulting contracts. For these transactions, management did not possess the adequate technical capabilities to appropriately assess these non-routine transactions to ensure compliance with accounting principles generally accepted in the United States. This deficiency contributed to the potential for there to be material errors in our financial statements. These areas are described in more detail in Item 9A. Controls and Procedures.

Since identifying these material weaknesses, we have been, and are currently in the process of, remediating them. While progress has been made to remediate the material weaknesses we have not yet fully remediated these material weaknesses because additional time is needed to complete the remediation and allow for the internal controls to be tested by management. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting. For further discussion of our remedial efforts, see Item 9A. Controls and Procedures.

There can be no assurance that similar control issues will not be identified in the future. If we are unable to remediate successfully our existing material weaknesses or if any other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to remediate the control deficiencies that led to these material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses.

Properties in our portfolio may be subject to ground leases; if we are found to be in breach of these ground leases or are unable to renew them, we could be materially and adversely affected.

We currently have one property in our consolidated portfolio that is on land subject to a ground lease. Accordingly, we only own a long-term leasehold in the land underlying this property, and we own the improvements thereon only during the term of the ground lease. If we are found to be in breach of a ground lease, we could lose the right to use the property and could also be liable to the ground lessor for damages. In addition, unless we can purchase a fee interest in the underlying land or extend the terms of this lease before its expiration, which we may be unable to do, we will lose our right to operate this property and our interest in the improvements upon expiration of the lease. Our ability to exercise options to extend the term of our ground lease is subject to the condition that we are not in default under the terms of the ground lease at the time that we exercise such options, and we may not be able to exercise our options at such time. Furthermore, we may not be able to renew our ground lease upon its expiration (after the exercise of all renewal options). We are currently in litigation with the ground lessor as to whether we were in breach at the time we exercised our renewal option. If we were to lose the right to use a property due to a breach or non-renewal or final expiration of the ground lease, we would be unable to derive income from such property, which could materially and adversely affect our business, financial conditions or results of operations.

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

Economic conditions, high interest rates and a possible recession could materially adversely affect our business and/or the net proceeds available from the sale of our assets.

Our business is affected by a number of factors that are largely beyond our control but may nevertheless have a significant negative impact on us and on the Plan of Sale. These factors include, but are not limited to:

•
interest rates and credit spreads have increased significantly during 2022 and 2023, which could negatively impact potential buyers’ ability to purchase our properties;
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

The U.S. economy has experienced and may continue to experience higher inflation than in prior periods. During inflationary periods, interest rates have historically increased. Our general and administrative expenses would also be expected to increase at a rate higher than rents we collect. Also, inflation may adversely affect tenant leases with stated rent increases, which could be lower than the increase in inflation at any given time. Inflation could also have an adverse effect on consumer spending, which could impact our tenants’ sales and, in turn, our own results of operations.

Any economic slowdown, including a possible recession, could impair our ability to sell our properties. Any rise in interest rates, beyond potentially reducing the market appetite for our properties, could lead to a potential recession that might impact the sale of our assets as contemplated in the Plan of Sale. Additionally, any rise in interest rates will make any planned financing for prospective buyers of our properties more expensive, which might diminish our ability to sell our properties and/or the prices at which we might sell our properties.

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

Beginning in 2021 and continuing through the present, industry prices for certain construction materials experienced significant increases as a result of low inventories; surging demand fueled by the U.S. economy rebounding from the effects of COVID-19; tariffs imposed on imports of foreign steel, including on products from key competitors in the European Union and China; and significant changes in the U.S. steel production landscape stemming from the consolidation of certain steel-producing companies. Price surges on construction materials may result in corresponding increases in our overall construction costs as our projects undergo construction.

In addition, as of December 31, 2023, the U.S. continues to be experiencing supply chain backlogs. Supply chain constraints have impacted the cost, availability, and timing of certain materials deliveries. If not resolved, these backlogs and related logistics issues could result in project delays and increased costs for our construction activities and the US economy generally.

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

Climate change may add to the unpredictability and frequency of natural disasters and severe weather conditions and create additional uncertainty as to future trends and exposures. Certain of our properties are located in areas that are subject to natural disasters and severe weather conditions, such as hurricanes, droughts, snow storms, floods and fires. Over time, the impact of climate change or the occurrence of natural disasters can delay new development and redevelopment projects, increase the costs of such projects if required to include resiliency measures to address climate-related risks, increase investment costs to repair or replace damaged properties, increase operating costs, create additional investment costs to make improvements to existing properties to comply with climate change regulations, increase future property insurance costs, and otherwise negatively impact the tenant demand for space. In addition, changes in federal, state and local legislation and regulations relating to climate change, such as “green building codes,” could result in increased operating expenses and capital expenditures to improve the energy efficiency of our properties, or potentially result in fines for noncompliance. We may not be able to effectively pass on such costs to our tenants. Moreover, any such legislation and regulations could impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties. In addition, geographic concentrations of certain of our properties in areas such as California and Florida may further expose us to certain of these risks more than if we had a smaller concentration of our properties in such areas.

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

We are susceptible to cybersecurity risks that include, among other things, theft, unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; malware, ransomware; denial of service attacks; phishing and other social engineering compromises; unauthorized access to relevant systems, compromises to networks or devices; or operational disruption or failures in the physical infrastructure or operating systems of our information systems. Our information systems are essential to the operation of our business and our ability to perform day-to-day operations, including for the secure processing, storage and transmission of confidential and personal information. Any system failure or event that causes interruptions in our operations could result in a material disruption to our business, and we may incur additional costs to remedy damages caused by such disruptions. We have engaged a third-party managed security services provider to monitor and maintain our systems to protect our technology infrastructure and data from misappropriation, corruption and disruption, however there can be no assurance that these measures will be effective in preventing or limiting the impact of future cybersecurity incidents. Cybersecurity risks may also impact properties in which we invest on behalf of clients and tenants of those properties, which could result in a loss of value in our clients’ investment. In addition, due to our interconnectivity with third-party service providers and other entities with which we conduct business, we could be adversely impacted if such entities are subject to a successful cyber incident. Although we and our service providers have implemented processes, procedures and controls to help mitigate these risks, there can be no assurance that these measures will be effective or that security breaches or disruptions will not occur. The result of these incidents may include disrupted operations, liability for loss or misappropriation of data, stolen assets or information, increased cybersecurity protection and insurance costs, increased compliance costs, litigation, regulatory enforcement actions and damage to our reputation or business relationships.

We may incur mortgage indebtedness and other borrowings, which may increase our business risks.

We may incur mortgage debt and pledge all or some of our real properties as security for that debt to finance newly acquired properties or capital contributions to joint ventures, or to fund re-tenanting and redevelopment projects. Since December 31, 2019, we were required to provide mortgages to the lender under our term loan facility on a majority of our portfolio. The mortgages, together with the other provisions of the Term Loan Facility, limits our ability to obtain additional secured financing using such properties as collateral. On February 2, 2023, the Company made a $230.0 million voluntary prepayment on the Term Loan Facility. This prepayment brought the outstanding balance on the Term Loan Facility to $800 million. Pursuant to the terms of the Term Loan Facility, by reducing our outstanding principal balance to $800 million, the maturity date for the Term Loan Facility was extended for two years to July 31, 2025. Subsequent to February 2, 2023, the Company made additional aggregate principal prepayments of $470 million on the Term Loan Facility, reducing the outstanding Term Loan Facility balance to $330 million as of March 22, 2024. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected.

Covenants in our Term Loan Facility may limit our operational flexibility and a covenant breach or default could adversely affect our business and financial condition.

Our Term Loan Facility includes certain financial metrics to govern certain collateral and covenant exceptions set forth in the agreement, including: (i) a total fixed charge coverage ratio of not less than 1.20 to 1.00 for each fiscal quarter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.30 to 1.00 for each fiscal quarter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics will limit our ability to dispose of assets via sale or joint venture and trigger a requirement for us to provide mortgage collateral to our lender, but will not result in an event of default, mandatory amortization, cash flow sweep or similar provision. Since the year ended December 31, 2019, we have been in breach of one or more of the financial metrics described above, therefore we were required to provide mortgages to the lender under the Term Loan Facility with respect to a majority of our portfolio. The Term Loan Facility also includes certain limitations relating to, among other activities, our ability to: sell assets or merge, consolidate or transfer all or substantially all of our assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for our properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase our capital stock; and enter into certain transactions with affiliates.

The Term Loan Facility also provides for the Incremental Funding Facility. Our ability to access the incremental facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement. As of December 31, 2023, we have not achieved this level of rental income from non-Sears Holdings tenants.

Our rights and the rights of our shareholders to take action against our trustees and officers are limited.

As permitted by Maryland Law, the Company’s Declaration of Trust limits the liability of its trustees and officers to Seritage and its shareholders for money damages, except for liability resulting from:

•
actual receipt of an improper benefit or profit in money, property or services; or
•
a final judgment based upon a finding of active and deliberate dishonesty by the trustee or officer that was material to the cause of action adjudicated.

In addition, our Declaration of Trust authorizes us and our bylaws obligate us to indemnify our present and former trustees and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law, and we have entered into indemnification agreements with our trustees and executive officers. As a result, the Company and our shareholders may have more limited rights against our trustees and officers than might otherwise exist absent the provisions in our Declaration of Trust and bylaws or that might exist with other companies. Accordingly, in the event that our trustees or officers are immune or exculpated from, or indemnified against, liability in connection with actions taken by any such trustees or officers, which actions impede our performance, the Company and our shareholders’ ability to recover damages from that trustee or officer will be limited.

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

The Company’s Declaration of Trust and bylaws and Maryland law contain a number of provisions, the exercise or existence of which could delay, defer or prevent a transaction or a change in control that might involve a premium price for our shareholders or otherwise be in their best interests, including the following:

•
The Company’s Board of Trustees Has the Power to Cause Us to Issue Additional Shares of Beneficial Interest and Classify and Reclassify Any Unissued Class A Common Shares without Shareholder Approval. Our Declaration of Trust authorizes us to issue additional authorized but unissued common shares or preferred shares of beneficial interest. We have also issued 2,800,000 Series A Preferred Shares that are senior to our common shares with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. In addition, the Board of Trustees may, without shareholder approval, (i) amend the Declaration of Trust to increase or decrease the aggregate number of shares of beneficial interest or the number of shares of beneficial interest of any class or series that we have authority to issue and (ii) classify or reclassify any unissued common shares or preferred shares of beneficial interest and set the preferences, rights and other terms of the classified or reclassified shares. As a result, the Board of Trustees may establish a class or series of common shares or preferred shares of beneficial interest that could delay or prevent a transaction or a change in control that might involve a premium price for Class A common shares or otherwise be in the best interests of our shareholders.
•
Trustee Elections Require a Vote of Two-Thirds of the Class A Common Shares and Class B Non-Economic Common Shares Votes Cast. In accordance with the Company’s bylaws, in both contested and uncontested elections at any Annual Meeting of Shareholders, trustees are elected by the vote of two-thirds of the votes cast by the holders of Class A common shares and Class B non-economic common shares (voting together as a single class). In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The requirement that trustee nominees receive a vote of two-thirds of the votes cast by the holders of Class A common shares and Class B non-economic shares (voting together as a single class) may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. The requirement that trustee nominees receive a vote of two-thirds of the votes cast by the holders of the Class A common shares and Class B non-economic shares (voting together as a single class) may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of our largest shareholder, Mr. Lampert, who owned approximately 25% of the Company’s outstanding Class A common shares as of December 31, 2023.
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
o
“control share” provisions that provide that, subject to certain exceptions, holders of “control shares” of our company (defined as voting shares that, if aggregated with all other shares owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights with respect to the control shares except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares; and
o
Additionally, Title 3, Subtitle 8 of the MGCL permits the Board of Trustees, without shareholder approval and notwithstanding any contrary provisions in our Declaration of Trust or bylaws, to implement certain takeover defenses.

The Board of Trustees has, by resolution, exempted from the provisions of the Maryland Business Combination Act all business combinations (a) between us and (i) Sears Holdings or its affiliates or (ii) ESL Investments, Inc. or Fairholme Capital Management L.L.C. (“FCM”) and/or certain clients of FCM or their respective affiliates and (b) between us and any other person, provided that in the latter case the business combination is first approved by the Board of Trustees (including a majority of our trustees who are not affiliates or associates of such person). In addition, our bylaws contain a provision opting out of the Maryland control share acquisition act.

We may experience uninsured or underinsured losses, or insurance proceeds may not otherwise be available to us which could result in a significant loss of the capital we have invested in a property, decrease anticipated future revenues or cause us to incur unanticipated expense.

While many of our existing leases require, and new lease agreements are expected to require, that comprehensive general insurance and hazard insurance be maintained by the tenants with respect to their premises, and we have obtained casualty insurance with respect to the vast majority of our properties other than certain vacant properties and development land sites, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage (net of deductibles) may not be effective or be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building and zoning codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to restore or replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property or to comply with the requirements of our mortgages and Property Restrictions. Moreover, the holders of any mortgage indebtedness may require some or all property insurance proceeds to be applied to reduce such indebtedness, rather than being made available for property restoration.

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

As of December 31, 2023, Mr. Lampert owned approximately 25% of our outstanding Class A common shares. Mr. Lampert previously served as the Chairman of the Board of Directors and Chief Executive Officer of Sears Holdings and was previously the Chairman of the Seritage Board of Trustees. In any matter affecting us, the interests of Mr. Lampert may differ or conflict with the interests of our other shareholders.

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

Our business depends, to a meaningful extent, upon the continued services of our management team and, more broadly, our employees generally. Our executives have substantial experience in our industry. During 2023, in an effort to continue to incentivize and retain our management team, we amended the employment agreement with Ms. Andrea Olshan and extended and revised the retention agreements with Mr. Matthew Fernand and Mr. Eric Dinenberg. The amended agreements are structured generally to incentivize the executives to remain employed until the Plan of Sale has been fully, or nearly fully, completed, but each of these executives could elect to terminate their respective agreements at any time. Notwithstanding, the loss of services of one or more members of our management team, or our failure to retain talented employees generally could harm our business and our prospects and could adversely affect the Plan of Sale. Additionally, we have engaged third-party contractors and consultants to handle certain of our day to day functions, including accounting and finance, and to assist us in the Plan of Sale. The contractual arrangements governing these services can be terminated by either party upon advance notice and may not be as effective in providing direct control over the Plan of Sale. Any third-party contractor and consultant agreement terminations may adversely affect the Plan of Sale. Third-parties may fail to take actions required for our Plan of Sale despite their contractual obligation to do so. If the third-party advisors fail to perform under their agreements with us, we may have to rely on legal remedies under the law, which may not be effective. In addition, the termination of third-party contractors who oversee the accounting and finance functions could impact internal controls over financial reporting.

The future outbreak of highly infectious or contagious diseases may, materially and adversely impact the business of our tenants and materially or adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations.

A future pandemic could have material and adverse effects on our ability to successfully operate and on our financial condition, results of operations, liquidity and cash flows due to, among other factors:

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
•
The financial impact of a pandemic could negatively impact our future compliance with financial covenants of our term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) or result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Incremental Funding Facility (as defined below), conduct asset sales, fund development activity or pay dividends on our preferred shares, including the Series A Preferred Shares;
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

The Series A Preferred Shares rank junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay dividends to preferred shareholders. As of December 31, 2023, our total indebtedness was $360 million. In addition, we may incur additional indebtedness in the future. Our Declaration of Trust currently authorizes the issuance of up to 10,000,000 shares of preferred shares in one or more classes or series. Our board of trustees has the power to reclassify unissued common shares and preferred shares and to amend our Declaration of Trust, without any action by our shareholders, to increase the aggregate number of shares of beneficial interest of any class or series, including preferred shares, that we are authorized to issue. The issuance of additional preferred shares on parity with or senior to the Series A Preferred Shares with respect to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up would dilute the interests of the holders of the Series A Preferred Shares, and any issuance of preferred shares senior to the Series A Preferred Shares or of additional indebtedness could adversely affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Shares. Other than the limited conversion right afforded to holders of Series A Preferred Shares that may occur in connection with a Change of Control, none of the provisions relating to the Series A Preferred Shares contain any provisions relating to or limiting our indebtedness or affording the holders of the Series A Preferred Shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of the Series A Preferred Shares, so long as the rights of holders of the Series A Preferred Shares are not materially and adversely affected.

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

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing risk associated with cybersecurity threats. We have implemented cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such risks. We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels, and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas. As part of this process, we have elected to engage third-party managed service providers to maintain our network and to manage the monitoring, detection, mitigation, and prevention of cybersecurity threats. These service providers are responsible for managing our hosted services, all of the computer and computer-related hardware and software we use, and for managing our backup processes. Our primary managed service provider supplies management with weekly updates and activity reports related to network alerts, connectivity issues, and help desk tickets.

Our management team has taken additional steps to implement our cybersecurity risk management program. For example, we have implemented periodic management reviews of our controls related to provisioning of user access to certain third-party hosted applications that we use in connection with the business and risks posed by certain critical vendors; this includes reviewing System and Organizational Control audit reports of such vendors. We maintain cybersecurity insurance coverage intended to mitigate our financial exposure to certain cybersecurity threats, and we consult with external advisors regarding opportunities and enhancements to strengthen our cybersecurity processes and practices.

We are subject to risks from cybersecurity threats and incidents. As of December 31, 2023, we do not believe such risks have materially affected or are reasonably likely to materially affect the Company, including the Company’s business strategy, results of operations or financial condition. However, there can be no assurance that the Company will not be materially affected by such risks in the future. For additional information regarding risks from cybersecurity threats, refer to Item 1A, “Risk Factors”, in this Annual Report on Form 10-K.

Governance

Our Board of Directors (the “Board”) considers cybersecurity risk as part of its risk oversight function. In February 2024, the Board delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program. Our Audit Committee will receive periodic reports from our Interim Chief Financial Officer or our Chief Legal Officer on our cybersecurity risks. In addition, our Interim Chief Financial Officer or our Chief Legal Officer will update our Audit Committee, as necessary, regarding any significant cybersecurity incidents impacting our information systems. Our entire Board will also receive briefings from our Interim Chief Financial Officer or Chief Legal Officer on our cybersecurity risk management program as part of our overall business risk updates.

Our management, represented by our Interim Chief Financial Officer, John Garilli, oversees the Company’s cybersecurity risk management program. We have elected to engage third-party providers to maintain our network defenses and to manage and assess cybersecurity risk management and strategy for the Company. Our third-party providers update Mr. Garilli and other members of our executive management team with any network issues on a weekly basis and make recommendations for security upgrades as needed. The Interim Chief Financial Officer or the Chief Legal Officer will update the Audit Committee quarterly, or more frequently in the case of a significant cybersecurity incident impacting our information systems.

ITEM 2. PROPERTIES

As of December 31, 2023, the Company’s portfolio consisted of interests in 32 properties comprised of approximately 4.1 million square feet of GLA or build-to-suit leased area, approximately 1.2 million square feet of which consists of Unconsolidated Properties, approximately 126 acres held for or under development until time of sale and approximately 1.6 million square feet or approximately 138 acres to be disposed of in its current state. The following tables set forth certain information regarding our Consolidated Properties and Unconsolidated Properties based on signed leases as of December 31, 2023, including signed but not yet open leases (“SNO” or “SNO Leases”):

				GLA (1)			Land
	City	State	Planned Usage (3)	Total	Leased	Not Leased	Acres	Significant Tenants (1)	Leased
1	Temecula	CA	Multi-Tenant Retail	126,500	126,500	-	10	Round One Entertainment, Dick's Sporting Goods, Texas Roadhouse	100.0%
2	Braintree	MA	Multi-Tenant Retail	85,100	85,100	-	34	Nordstrom Rack, Ulta Beauty, Amazon	100.0%
3	Watchung (4)	NJ	Multi-Tenant Retail	87,300	87,300	-	7	HomeGoods, Sierra Trading Post, Ulta Beauty, Chick-fil-A , City MD, Starbucks	100.0%
4	King of Prussia (2)	PA	Multi-Tenant Retail	208,700	174,500	34,200	14	Dick's Sporting Goods, Primark,Yardhouse	83.6%
5	Clearwater	FL	Multi-Tenant Retail	212,900	75,500	137,400	14	Whole Foods, Nordstrom Rack	35.5%
6	Albany	NY	Multi-Tenant Retail	242,800	141,100	101,700	21	Whole Foods, Ethan Allen	58.1%
7	Aventura	FL	Premier	216,100	149,400	66,700	13	CCRM, Industrious, Pinstripes	69.1%
8	Boca Raton	FL	Premier	4,200	4,200	-	19	n/a	100.0%
9	Dallas	TX	Premier	-	-	-	23	n/a	0.0%
10	Redmond	WA	Premier	7,500	7,500	-	15	n/a	100.0%
11	Riverside - Resi	CA	Residential	-	-	-	14	n/a	0.0%
12	Riverside - Retail	CA	Residential	33,200	33,200	-	5	Bank of America, Aldi	100.0%
13	North Little Rock - Outparcel	AR	Non-Core Properties	16,800	13,000	3,800	13	Aspen Dental, Longhorn Steakhouse	77.4%
14	North Little Rock - Box (4)	AR	Non-Core Properties	160,500	-	160,500	2	n/a	0.0%
15	Yuma (4)	AZ	Non-Core Properties	90,100	-	90,100	15	n/a	0.0%
16	Doral	FL	Non-Core Properties	195,600	-	195,600	13	n/a	0.0%
17	Panama City	FL	Non-Core Properties	134,300	-	134,300	15	n/a	0.0%
18	Cedar Rapids (4)	IA	Non-Core Properties	146,300	-	146,300	12	n/a	0.0%
19	Plantation	FL	Non-Core Properties	204,100	-	204,100	18	n/a	0.0%
20	Mesa	AZ	Non-Core Properties	136,000	-	136,000	5	n/a	0.0%
21	San Bernardino	CA	Non-Core Properties	264,700	-	264,700	20	n/a	0.0%
22	Ft. Myers	FL	Non-Core Properties	146,800	-	146,800	12	n/a	0.0%
23	Edgewater (4)	MD	Non-Core Properties	122,000	-	122,000	14	n/a	0.0%
	Total - Consolidated Properties			2,841,500	897,300	1,944,200	328		31.6%
	Average - Consolidated Properties			123,543	39,013	84,530	14		31.6%

				GLA (1)				Land
	City	State	Planned Usage (3)	Total	Leased	Not Leased	Joint Venture	Acres	Significant Tenants (1)	Leased
1	Santa Monica	CA	Premier	103,000	-	103,000	Mark 302 JV	3	n/a	0.0%
2	San Diego	CA	Premier	212,500	212,500	-	UTC JV	13	Amazon, Williams-Sonoma, Rejuvenation	100.0%
3	Alexandria	VA	Premier	-	-	-	Foulger Pratt / Howard Hughes	41	n/a	0.0%
4	Altamonte Springs	FL	Other Unconsolidated Properties	186,900	9,500	177,400	GGP II JV	17	n/a	5.1%
5	Frisco	TX	Other Unconsolidated Properties	174,900	12,000	162,900	GGP I JV	11	n/a	6.9%
6	Santa Rosa	CA	Other Unconsolidated Properties	165,400	-	165,400	Simon JV	7	n/a	0.0%
7	Nanuet	NY	Other Unconsolidated Properties	221,400	-	221,400	Simon JV	14	n/a	0.0%
8	Austin	TX	Other Unconsolidated Properties	164,600	-	164,600	Simon JV	16	n/a	0.0%
9	Austin	TX	Other Unconsolidated Properties	-	-	-	RD Development JV	11	n/a	0.0%
	Total - Unconsolidated Properties			1,228,700	234,000	994,700		133		19.0%
	Average - Unconsolidated Properties			136,522	26,000	110,522		15		19.0%

(1) Based on signed leases as of December 31, 2023, including SNO Leases.
(2) Property subject to a lease or ground lease.
(3) Planned usage may be subject to entitlements.
(4) Asset sold subsequent to December 31, 2023.

	Grand Total - All Properties			4,070,200	1,131,300	2,938,900		461		27.8%
	Grand Total - All Properties (at Share)			3,455,850	1,014,300	2,441,550		395		29.4%

Planned Usage	Total	Built SF / Acreage(2)	Leased SF (2) (3)	Avg. Acreage / Site
Consolidated
Multi-Tenant Retail	6	963 sf / 100 acres	690	16.7
Residential (3)	2	33 sf / 19 acres	33	9.5
Premier	4	228 sf / 69 acres	161	17.2
Non-Core(4)	11	1,617 sf / 138 acres	13	12.5
Unconsolidated
Other Entities	6	457 sf / 77 acres	11	12.8
Premier	3	158 sf / 57 acres	106	19.0

(1) Square footage is presented at the Company’s proportional share.

(2) Based on signed leases at December 31, 2023.

(3) Square footage represents built ancillary retail space whereas acreage represents both retail and residential acreage.

(4) Represents assets the Company previously designated for sale.

Consolidated Properties

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the portfolio based on signed leases as of December 31, 2023:

	Number of	Annual	% of Total	Rent
State	Properties	Rent	Annual Rent	PSF
Florida	7	$12,049	43.1%	$52.58
California	4	2,910	10.4%	18.22
Pennsylvania	1	4,897	17.5%	28.06
New Jersey	1	2,643	9.5%	30.27
New York	1	2,454	8.8%	17.39
Massachusetts	1	2,421	8.7%	28.44
Arkansas	2	347	1.2%	26.65
Washington	1	190	0.7%	25.33
Texas	1	13	0.0%	-
Arizona	2	-	0.0%	-
Iowa	1	-	0.0%	-
Maryland	1	-	0.0%	-
Total	23	$27,924	100.0%	$31.13

Tenant Overview

The following table provides a summary of annual base rent for the portfolio based on signed leases as of December 31, 2023:

	Number of	Leased	% of Total	Gross Annual Base	% of Total	Gross Annual
Tenant	Leases	GLA	Leasable GLA	Rent ("ABR")	Annual Rent	Rent PSF ("ABR PSF")
In-place leases	41	733	25.8%	$20,530	73.5%	$28.01
SNO leases (1)	24	165	5.8%	7,394	26.5%	44.81
Total	65	897	31.6%	$27,924	100.0%	$31.13
(1) SNO = Signed not yet opened leases

Top Tenants

The following table lists the top tenants in our portfolio based on rental income as of December 31, 2023:

	Number of		Total	% of Total
Tenant	Leases	SF	Rent	Rent	Concepts / Brands
Dick's Sporting Goods	2	137,020	$3,223,480	15.7%
Round One Entertainment	1	48,658	1,179,957	5.7%
Nordstrom Rack	2	74,668	1,758,604	8.6%
Primark	1	65,747	1,643,675	8.0%
Pinstripes	1	26,515	1,482,139	7.2%
Industrious	1	26,501	1,431,054	7.0%
Whole Foods	2	71,235	1,257,772	6.1%
CCRM	1	18,230	1,002,650	4.9%
TJX	2	41,926	838,520	4.1%	HomeGoods, Sierra Trading Post
Joey	1	8,150	733,500	3.6%
Ulta Salon	2	21,498	686,485	3.3%
Darden	2	18,661	581,658	2.8%	Longhorn Steakhouse, Yardhouse
Floor & Décor	1	57,204	514,836	2.5%
One Medical	1	4,093	429,765	2.1%
North Italia	1	6,883	378,565	1.8%
BJ's Restaurants & Brewhouse	1	7,807	343,508	1.7%
CityMD	1	4,225	295,750	1.4%
David's Bridal	1	7,802	284,773	1.4%
Ethan Allen	1	8,000	256,000	1.2%

Unconsolidated Properties

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the Unconsolidated Properties based on signed leases as of December 31, 2023:

	Number of	Annual	% of Total	Rent
State	Properties	Rent	Annual Rent	PSF
California	3	$14,921	97.2%	$140.44
Texas	3	240	1.6%	40.00
Florida	1	186	1.2%	39.44
New York	1	-	0.0%	-
Virginia	1	-	0.0%	-
Total	9	$15,347	100.0%	$131.21

Tenant Overview

The following table provides a summary of annual base rent for the Unconsolidated Properties based on signed leases as of December 31, 2023:

	Number of	Leased	% of Total	Gross Annual Base	% of Total	Gross Annual
Tenant	Leases	GLA	Leasable GLA	Rent ("ABR")	Annual Rent	Rent PSF ("ABR PSF")
In-place leases	28	234	19.0%	$15,347	100.0%	$65.59
SNO leases (1)	0	-	0.0%	-	0.0%	-
Total	28	234	19.0%	$15,347	100.0%	$65.59
(1) SNO = Signed not yet opened leases

Top Tenants

The following table lists the top tenants in our Unconsolidated Properties based on signed leases as of December 31, 2023:

	Number of		Total	% of Total
Tenant	Leases	SF	Rent	Rent	Concepts / Brands
Amazon	1	123,386	$8,439,602	55.0%
Williams-Sonoma	1	16,315	734,139	4.8%
Amalfi Llama	1	7,138	571,040	3.7%
CB2	1	9,688	494,088	3.2%
Rejuvenation	1	9,608	480,400	3.1%
Natuzzi	1	6,324	399,993	2.6%
Purple Innovation	1	3,863	397,889	2.6%
Pacific Catch	1	4,724	363,748	2.4%
Sweetgreen	1	2,963	325,000	2.1%
Westfield	1	-	303,298	2.0%
P.volve Fitness	1	3,157	260,453	1.7%
4 Wheel Parts	1	12,000	240,000	1.6%
Feast California Café	1	3,693	223,427	1.5%
Brilliant Earth	1	1,983	204,923	1.3%
Ideal Image	1	2,403	204,255	1.3%
Darden	1	9,450	186,340	1.2%	Seasons 52
Pilates Republic	1	2,169	162,675	1.1%
Menya Ultra	1	1,842	154,728	1.0%
Smashburger	1	1,921	149,838	1.0%
Board & Brew	1	1,729	138,364	0.9%

ITEM 3. LEGAL PROCEEDINGS

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company. As of December 31, 2023, and December 31, 2022, the Company did not record any amounts for litigation or other matters aside from the settlement payment of $35.5 million made during the year ended December 31, 2022. This settlement payment was partially offset by payments made by our D&O insurers, which we received during the years ended December 31, 2023 and 2022. Details of the litigation and these payments are described in Note 9 to our consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common stock is listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “SRG”.

The following graph provides a comparison, from December 31, 2018 through December 31, 2023, of the cumulative total shareholder return (assuming reinvestment of dividends) on $100 invested in each of Class A shares of the Company, the Standard & Poor's ("S&P") 500 Index and the MSCI US REIT Index, an industry index of publicly-traded REITs.

Index		12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Seritage Growth Properties	Cumulative$	100	124	45	41	37	29
	Return %		24	(55)	(59)	(63)	(71)
S&P 500	Cumulative$	100	129	150	190	153	190
	Return %		29	50	90	53	90
MSCI US REIT Index	Cumulative$	100	121	108	149	108	118
	Return %		21	8	49	8	18

Common Shares and Operating Partnership Units

On March 28, 2024, the reported closing sale price per share of our Class A common stock on the NYSE was $9.65.

As of March 28, 2024, there were 56,262,944 Class A common shares issued and outstanding which were held by approximately 127 shareholders of record. The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name.

As of March 28, 2024, no outstanding Operating Partnership units (“OP Units”) were held by limited partners other than the Company. The OP Units were generally exchangeable into shares of Class A common stock on a one-for-one basis. Seritage, and its consolidating subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class C non-voting common shares have economic rights, but do not have voting rights. Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share. As of March 28, 2024, there are no Class B non-economic common shares outstanding and there are no Class C non-voting common shares outstanding.

Share-Based Compensation

The following table provides information with respect to the Company’s equity compensation plan as of December 31, 2023:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	535,650	(1)	n/a	(2)	2,180,562	(3)
Total	535,650		—		2,180,562

(1)
Represents restricted stock awards and units previously granted and that remain unvested as of December 31, 2023.
(2)
Weighted average exercise price does not apply to restricted stock units (“RSU”).
(3)
Shares remaining available for future issuance under the Seritage Growth Properties 2015 Share Plan, taking into account 84,216 shares of restricted stock previously granted and 985,222 shares subject to grants of RSUs previously granted (including those that remain unvested reported in column (a)).

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

For discussion of 2021 items and year-over-year comparisons between 2022 and 2021 that are not included in this Annual Report, refer to “Item 7. – Management Discussion and Analysis of Financial Condition and Results of Operations” found in our Annual Report for the fiscal year ended December 31, 2022, that was filed with the Securities and Exchange Commission on March 14, 2023.

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

Overview

Prior to our adoption of the Plan for Sale, we were principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of December 31, 2023, our portfolio consisted of interests in 32 properties comprised of approximately 4.1 million square feet of GLA or build-to-suit leased area, approximately 126 acres held for or under development until time of sale and approximately 1.6 million square feet or approximately 138 acres to be disposed of in its current state. The portfolio consists of approximately 2.8 million square feet of GLA held by 23 Consolidated Properties and 1.2 million square feet of GLA held by nine Unconsolidated Properties.

Review of Strategic Alternatives

On March 1, 2022, the Company announced that its Board of Trustees has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a special committee of the Board of Trustees (the “Special Committee”) to oversee the process. The Special Committee retained Barclays as its financial advisor from March 2022 to August 2023 to assist with the strategic review. The Company sought a shareholder vote to approve a proposed plan of sale of our assets and dissolution (the “Plan of Sale”) that would allow our board to sell all of our assets, distribute the net proceeds to shareholders and dissolve the Company.

The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, at which time the Plan of Sale was approved by the shareholders, following our filing of a final proxy statement with the SEC on September 14, 2022. See Note 1 – Organization of the Notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information about the Plan of Sale. The strategic review process remains ongoing as the Company executes the Plan of Sale, and the Company remains open minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.” The Board of Trustees is currently overseeing the Plan of Sale.

Impairment of real estate assets and investments in unconsolidated entities

In the first quarter of 2022, we announced a review of strategic alternatives and during the second quarter the Company filed a preliminary proxy to seek approval for the Plan of Sale to maximize shareholder value. As a result of the foregoing, the Company’s anticipated holding periods with respect to certain assets has changed. This affected our view of recoverability of the carrying value of those assets over their respective holding periods and during the year ended December 31, 2022, $126.9 million of impairment was recorded. Due to increasing development and construction costs, deteriorating market conditions and, in certain instances excluding Aventura, FL, agreeing to sell below carrying value, we have recognized $107.0 million of impairment losses during the year ended December 31, 2023, which is included in impairment on real estate assets within the consolidated statements of operations. We recognized $11.7 million and $35.6 million of other-than-temporary impairment losses on our investments in unconsolidated entities during the years ended December 31, 2023 and 2022, respectively. We continue to evaluate our portfolio, including our development plans and offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

Asset Sales and Sales of Unconsolidated Properties

During the year ended December 31, 2023, the Company sold 60 wholly owned assets, generating gross proceeds of $702.0 million and monetized eight unconsolidated properties for an additional $140.7 million of gross proceeds.

As of March 22, 2024, we had four assets under contract to sell for total anticipated proceeds of $53.6 million, subject to buyer diligence and closing conditions.

Effects of Natural Disasters

The Company assessed the impact of the natural disasters that occurred during the year ended December 31, 2023 and determined that natural disasters did not have a material impact on our operating results or financial position. The Company did not experience interruptions in rental payments related to natural disasters nor has it incurred material capital expenditures to repair any property damage. As a result of changes to weather patterns caused by climate change, our properties could experience increased storm intensity and other natural disasters in future periods and, as such, we cannot provide assurance that natural disasters will not have a material impact on our financial condition, results of operations or cash flows over the foreseeable future.

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

Comparison of the Year Ended December 31, 2023 to the Year Ended December 31, 2022

The following table presents selected data on comparative results from the Company’s consolidated statements of operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022 (in thousands):

	Year Ended December 31,
	2023	2022	$ Change

Revenue
Rental income	$15,060	$104,609	$(89,549)
Expenses
Property operating	(21,282)	(41,770)	20,488
Real estate taxes	(6,128)	(23,950)	17,822
Depreciation and amortization	(14,471)	(41,114)	26,643
General and administrative	(45,988)	(47,634)	1,646
Litigation settlement	—	(35,533)	35,533
Gain on sale of real estate, net	96,214	211,936	(115,722)
Gain (loss) on sale of interest in unconsolidated entities	6,407	(677)	7,084
Impairment of real estate assets	(107,043)	(126,887)	19,844
Equity in loss of unconsolidated entities	(55,857)	(72,080)	16,223
Interest and other income	17,067	37,753	(20,686)
Interest expense	(44,571)	(86,730)	42,159

Rental Income

The following table presents the results for rental income for the year ended December 31, 2023, as compared to the corresponding period in 2022 (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2023		2022
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$31,904	211.8%	$103,356	98.8%	$(71,452)
Straight-line rent (expense) income	(16,872)	-112.0%	1,271	1.2%	(18,143)
Amortization of above/below market leases	28	0.2%	(18)	0.0%	46
Total rental income	$15,060	100.0%	$104,609	100.0%	$(89,549)

The decrease of $71.5 million in in-place retail tenants rental income during 2023 was primarily due to property sales.

The decrease of $18.1 million in straight-line rental income during 2022 was due primarily to property sales.

Property Operating Expenses and Real Estate Taxes

The decrease of $20.5 million in property operating expense and the decrease of $17.8 million in real estate taxes for the year ended December 31, 2023 was due primarily to asset sales and partially offset by a decrease in amounts capitalized due to a decrease in development.

Depreciation and Amortization Expenses

The decrease of $26.6 million in depreciation and amortization expenses for the year ended December 31, 2023 was due primarily to a decrease of $27.8 million net scheduled depreciation due to sales and partially offset by $1.2 million in depreciation related to placing development assets into service.

Litigation Settlement

During the year ended December 31, 2022, the Company recorded a $35.5 million litigation settlement related to the settlement of our litigation described further below, which the Court approved on September 2, 2022, and was settled on October 18, 2022. We paid the settlement amount described above in October 2022. See Note 9 – Commitments and Contingencies. No such payments were made during the year ended December 31, 2023.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The decrease of $1.6 million for the year ended December 31, 2023 was primarily driven by a decrease in legal expenses primarily due to settling the outstanding litigation in 2022 and lower compensation expenses due to a decrease in employee headcount. This was partially offset by an increase in third-party consultants utilized to execute the Plan of Sale.

Gain on Sale of Real Estate

During the year ended December 31, 2023, the Company sold 60 properties, for aggregate consideration of $702.0 million and recorded a gain totaling $96.2 million, which is included in gain on sale of real estate within the consolidated statements of operations.

During the year ended December 31, 2022, the Company sold 65 properties, for aggregate consideration of $650.3 million and recorded a gain totaling $211.9 million, which is included in gain on sale of real estate within the consolidated statements of operations.

Gain/Loss on Sale of Interests in Unconsolidated Entities

During the year ended December 31, 2023, the Company sold its interest in eight unconsolidated properties, and recorded a gain totaling $6.4 million, which is included in gain on sale of interest in unconsolidated entities within the consolidated statements of operations.

During the year ended December 31, 2022, the Company sold interests in three unconsolidated entities, and recorded a loss totaling $0.7 million, which is included in loss on sale of interests in unconsolidated entities, net within the consolidated statement of operations.

Impairment of Real Estate Assets

During the year ended December 31, 2023, the Company recognized $107.0 million in impairment of real estate assets, which is included within the consolidated statements of operations. This impairment arose primarily from recognizing $101.5 million of impairment on the Company's development property in Aventura, FL due to continued increasing development and construction costs and deteriorating market conditions, which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment. The Company determined the fair value of this property by applying a discount to projected cash flows. During the year ended December 31, 2022, the Company recognized $126.9 million in impairment of 42 real estate assets, as a result of the Company's plan to pursue the Plan of Sale.

Equity in Loss of Unconsolidated Entities

The decrease of $16.2 million in loss in the unconsolidated entities for the year ended December 31, 2023 was primarily driven by a impairment charges recorded at the joint venture level of our unconsolidated entities. During the year ended December 31, 2023, impairment charges of $70.8 million and $41.9 million were recorded on two underlying investments resulting in the Company picking up its share of this impairment of $35.4 million and $5.5 million, respectively, and an $11.7 million other-than-temporary impairment charge recorded against three other investments. This is compared with an aggregate $61.1 million of impairment charges recorded in two underlying properties during the year ended December 31, 2022, resulting in the Company picking up its share of impairment totaling $30.6 million plus the Company recording other-than-temporary impairment of $35.6 million. These other-than-temporary impairments arose from the Company’s impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures. The impairments recorded at the investment entities arose from the Unconsolidated Entity's impairment analysis of the underlying properties pursuant to ASC 360, Property, Plant and Equipment due to agreeing to sell these assets for less than their carrying value.

Interest and Other Income

The decrease of $20.7 million in interest and other income is primarily due to the extinguishments of $13.9 million of historical Sears liabilities and $9.5 million of environmental reserve during the year ended December 31, 2022. This decrease is partially offset by greater interest received on the Company’s cash accounts during the year ended December 31, 2023 and refunds of fees and deposits previously held in escrow.

Interest Expense

The decrease of $42.2 million in interest expense for the year ended December 31, 2023 was a result of the partial Term Loan pay-downs totaling $670 million during the year ended December 31, 2023.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and the reinvestment in and redevelopment of our properties (“development expenditures”). Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the year ended December 31, 2023 and the Company recorded net operating cash outflows of $53.1 million. Additionally, the Company generated net investing cash inflows of $732.9 million during the year ended December 31, 2023, which were driven by asset sales and partially offset by development expenditures and recorded financing cash outflows of $675.1 million, primarily due to partial repayments of the Term Loan Facility.

Obligations are projected to continue to exceed property rental income and we expect to fund such Obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to, sales of Consolidates Properties, sales of interests in Unconsolidated Properties and potential financing transactions, subject to any approvals that may be required under the Term Loan Agreement. Below is our sales activity since we began our capital recycling program:

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
o
From the approval of the Plan of Sale on October 24, 2022 through December 31, 2023, we sold 76 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $856.5 million of gross proceeds.
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
o
From the approval of the Plan of Sale on October 24, 2022 through December 31, 2023, we sold our interests in eight Unconsolidated Properties and generated approximately $140.7 million of gross proceeds.
•
Unconsolidated Properties. As of December 31, 2023, we had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities.

Subsequent to December 31, 2023, we sold five assets for gross proceeds of $48.8 million. As of March 22, 2024, we had one asset under contract for sale with no due diligence contingencies for total anticipated proceeds of $3.9 million and three assets under contract for sale subject to customary due diligence for total anticipated proceeds of $49.7 million. All asset sales are subject to closing conditions. Additionally, we currently have two assets in active auction processes with aggregate reserve prices of $10.0 million.

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (as amended, the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230 million voluntary prepayment, reducing the unpaid principal balance to $800 million, and the debt maturity was extended for two years to July 31, 2025. The Company made additional voluntary prepayments aggregating $440 million during the final three quarters of 2023, reducing the unpaid principal balance to $360 million at December 31, 2023.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the Term Loan Amendment as further described below. As of December 31, 2023, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

As of December 31, 2023, the Company was not in compliance with certain of the financial metrics described above. The Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and, as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below) executed on June 16, 2022 eliminates this requirement. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement. As of December 31, 2023 the Company's debt issuance costs were fully amortized and as of December 31, 2022, the unamortized balance of the Company’s debt issuance costs were $0.2 million.

On May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permits the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million. In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement). Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on the maturity date of the Term Loan; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the $400 million incremental funding facility under the Term Loan Agreement. The Company has paid all interest due under the Term Loan Agreement and has not deferred any interest as permitted under the Term Loan Amendment.

Additionally, the Term Loan Amendment provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Agreement.

On November 24, 2021, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Second Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that (i) the “make whole” provision in the Senior Secured Term Loan Agreement shall not be applicable to prepayments of principal ; and (ii) the Senior Secured Term Loan Agreement, as amended for (i) above, may at the Operating Partnership's election be extended for two years from July 31, 2023 to July 31, 2025 (the “Maturity Date”) if its principal has been reduced to $800 million by July 31, 2023. The outstanding principal balance was reduced to $800 million on February 2, 2023, and the Maturity Date has been extended to July 31, 2025. In all other respects, the Senior Secured Term Loan Agreement remains unchanged.

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

As of December 31, 2023, the Company has paid down $1.24 billion towards the Term Loan’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of December 31, 2023 was $360 million. Subsequent to December 31, 2023, the Company paid down an additional $30 million on the Term Loan Facility, reducing the unpaid principal balance to $330 million as of March 22, 2024.

The Company currently anticipates it will continue to use cash on hand together with sales of Consolidated Properties, sales of interests in Unconsolidated Properties and potential financing transactions as the primary source of capital to repay principal on the Term Loan and its obligations.

Preferred Shares

As of December 31, 2023, we had 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) outstanding. As of December 14, 2022, we may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during 2023. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Company’s Board of Trustees also declared the following dividends on Company’s Series A Preferred Shares during 2024, 2023, 2022 and 2021:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2024
February 29	March 29	April 15	$0.43750
2023
October 30	December 29	January 16, 2024	$0.43750
July 25	September 29	October 13	0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750
2022
November 1	December 30	January 16, 2023	$0.43750
July 26	September 30	October 17	0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750

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

Information concerning our obligations and commitments to make future payments under contracts for these loan and lease agreements as of December 31, 2023 is aggregated in the following table (in thousands):

		Payments due by Period
		Within			After
Minimum Cash Requirements	Total	1 year	2 - 3 years	4 -5 years	5 years
Long-term debt (1)(2)	$401,580	$25,620	$375,960	$—	$—
Operating leases	7,599	1,151	2,368	2,055	2,025
Total	$409,179	$26,771	$378,328	$2,055	$2,025

(1) Includes expected interest payments.
(2) Due to the reduction of the Term Loan Facility to $800 million as of February 2, 2023, the maturity date was extended to July 31, 2025.

Capital Expenditures

During the year ended December 31, 2023 the Company invested $79.7 million in our consolidated development and operating properties and an additional $13.4 million into our unconsolidated joint ventures.

During year ended December 31, 2022, the Company invested $99.3 million in our consolidated development and operating properties and an additional $25.5 million into our unconsolidated joint ventures.

During the years ended December 31, 2023 and December 31, 2022, we incurred no maintenance capital expenditures that were not associated with retenanting and redevelopment projects.

Cash Flows for the Year Ended December 31, 2023 Compared to December 31, 2022

The following table summarizes the Company’s cash flow activities for the years ended December 31, 2023 and 2022 (in thousands):

	Year Ended December 31,
	2023	2022	$ Change
Net cash used in operating activities	$(53,061)	$(117,923)	$64,862
Net cash provided by investing activities	732,911	586,079	146,832
Net cash used in financing activities	(675,089)	(436,970)	(238,119)

Cash Flows from Operating Activities

Significant components of net cash used in operating activities include:

−
In 2023, a decrease in rental income and gain on sale of real estate assets and a decrease in accounts payable, accrued expenses and other liabilities.
−
In 2022, a decrease in rental income and a decrease in accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

−
In 2023, $673.5 million of net proceeds from the sale of real estate and $152.6 million of distributions and proceeds from the disposition of interests in unconsolidated entities offset by development of real estate of ($79.7) million and investments in unconsolidated entities of ($13.4) million; and
−
In 2022, $643.3 million of net proceeds from the sale of real estate and $67.6 million of distributions and proceeds from the disposition of interests in unconsolidated entities offset by development of real estate of ($99.3) million and investments in unconsolidated entities of ($25.5) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

−
In 2023, ($670.0) million cash repayment of Term Loan Facility principal and ($4.9) million cash payment of preferred dividends; and
−
In 2022, ($410.0) million cash repayment of Term Loan Facility principal, ($22.1) million cash repayment to terminate sale-leaseback financing obligation, and ($4.9) million cash payment of preferred dividends.

Litigation and Other Matters

In accordance with accounting standards regarding loss contingencies, we accrue an undiscounted liability for those contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated, and we disclose the amount accrued and the amount of a reasonably possible loss in excess of the amount accrued or disclose the fact that such a range of loss cannot be estimated. We do not record liabilities when the likelihood that the liability has been incurred is probable but the amount cannot be reasonably estimated, or when the liability is believed to be only reasonably possible or remote. In such cases, we disclose the nature of the material contingency, and an estimate of the possible loss, range of loss, or disclose the fact that an estimate cannot be made.

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

On March 2, 2021, we brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). Our lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Litigation. Any amounts received from the insurers will offset the Seritage Defendants’ contribution. We reached settlement agreements with two of the D&O Insurers for gross proceeds of $12.7 million which is recorded in interest and other income in the consolidated statements of operations during the year ended December 31, 2022. During the year ended December 31, 2023, we reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. We received $11.6 million during the year ended December 31, 2023, which is recorded in interest and other income in the consolidated statements of operations.

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

Critical Accounting Estimates

In preparing the consolidated financial statements, we have made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Refer to the discussion of our accounting policies included in Note 2 to the consolidated financial statements in Part II, Item 8 of this Annual Report.

Real Estate Investments

The Company on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects including the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized $107.0 million and $126.9 million in impairment losses for the years ended December 31, 2023 and 2022, respectively.
Investments in Unconsolidated Entities

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions which include macroeconomic conditions that the value of the Company’s investments in unconsolidated entities may be impaired. An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value. The Company recorded $11.7 million and $35.6 million in other-than-temporary impairment losses in investments in unconsolidated entities for the years ended December 31, 2023 and December 31, 2022, respectively.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,
NOI and Total NOI	2023	2022	2021
Net loss	$(154,911)	$(120,097)	$(38,985)
Termination fee income	—	(369)	(3,378)
Management and other fee income	(5,719)	(2,446)	(1,032)
Depreciation and amortization	14,471	41,114	51,199
General and administrative expenses	45,988	47,634	41,949
Litigation settlement	—	35,533	—
Equity in loss of unconsolidated entities	55,857	72,080	9,226
(Gain) loss on sale of interest in unconsolidated entities	(6,407)	677	—
Gain on sale of real estate, net	(96,214)	(211,936)	(221,681)
Impairment of real estate assets	107,043	126,887	95,826
Interest and other income, net	(17,067)	(37,753)	(9,285)
Interest expense	44,571	86,730	107,975
Provision for income taxes	38	466	196
Straight-line rent	16,874	(1,271)	(2,269)
Above/below market rental expense	176	223	176
NOI	$4,700	$37,472	$29,917
Unconsolidated entities (1)
Net operating income of unconsolidated entities (2)	8,384	7,785	6,942
Straight-line rent	(4,512)	(1,017)	(885)
Above/below market rental expense	28	24	131
Termination fee income	—	(787)	(588)
Total NOI	$8,600	$43,477	$35,517

(1) Activity represents the Company's proportionate share of unconsolidated entity activity.

(2) NOI of Unconsolidated Properties excludes depreciation and amortization, gains, losses and impairments and management and administrative costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2023, we had $360 million of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility which is based on a fixed term and imputed interest rate and therefore, neither are subject to interest rate fluctuations.

As of December 31, 2023, the estimated fair value of our consolidated debt was $349.5 million. The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Because of inherent limitations, disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of disclosure controls and procedures are met.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses described below.

Notwithstanding the material weaknesses in our internal control over financial reporting, our principal executive officer and principal financial officer have concluded that the audited consolidated financial statements included in this Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d – 15(f) under the Exchange Act). Our internal control over financial reporting is a process designed under the supervision of our principal executive officer and principal financial officer to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

As of December 31, 2023, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control—Integrated Framework (2013).” Based on this assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023 as a result of the material weaknesses described below.

Deloitte & Touche LLP, the independent registered public accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued an adverse opinion on the effectiveness of our internal control over financial reporting. Deloitte & Touche LLP’s report is included herein.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

In the course of preparing our financial statements, management identified material weaknesses due to deficiencies in the design and operating effectiveness of our controls over the impairment of investments in real estate and other than temporary impairment of equity method investments. The deficiencies relate to the identification of impairment indicators. Additionally, management did not maintain adequate evidence of the review of information used in the impairment indicator analysis and the fair value of investments in real estate and equity method investments. Further, management identified a deficiency in the operating effectiveness in our review over the calculation of other than temporary impairments. These deficiencies contributed to the potential for there to be material errors in our financial statements.

Additionally, management identified a material weakness due to a deficiency in the design of our controls over the accounting for certain non-routine transactions, particularly related to accounting for transactions with joint ventures and certain consulting contracts. For these transactions, Management did not possess the adequate technical capabilities to appropriately assess these non-routine transactions to ensure compliance with accounting principles generally accepted in the United States. This deficiency contributed to the potential for there to be material errors in our financial statements.

Remediation Plan

In response to the material weaknesses, management, with oversight of the Audit Committee has identified and begun to implement steps to remediate the material weaknesses. While the Company has made progress with the remediation of these material weaknesses during 2023, the remediation efforts are ongoing, because additional time is needed to complete the remediation and allow for the internal controls to be tested by management. Our continued internal control remediation efforts include the following:

•
enhancement of our internal control over the identification of impairment indicators for investments in real estate to include specific indicators related to development assets as well as an expanded set of potential indicators for all investments in real estate and equity method investments,
•
inclusion of additional members of management outside the accounting function in the identification of impairment indicator process,
•
updated policies and education for our reviewers to properly document and maintain adequate evidence of review of information used in preparation of the financial statements,
•
the engagement of third-party resources to assist with technical accounting for non-routine transactions, and
•
create a checklist to ensure all necessary inputs are utilized in the calculation of other than temporary impairment.

However, the material weaknesses cannot be considered completely remediated until the applicable controls are fully implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

Other than described above, there were no other changes in internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our definitive proxy statement with respect to our 2024 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)
Consolidated Financial Statements and Consolidated Financial Statement Schedule.

The consolidated financial statements and consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(b)
Exhibits.

Exhibit No.	Description	SEC Document Reference

2.1	Subscription, Distribution and Purchase and Sale Agreement, dated as of June 8, 2015, by and between Seritage Growth Properties and Sears Holdings Corporation	Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-11, filed on June 9, 2015.

3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 10, 2015.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 8-A, filed on December 14, 2017.

3.3	Articles of Amendment to Certificate of Incorporation, dated October 31, 2022	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on November 9, 2022.

3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on May 3, 2019.

4.1	Registration Rights Agreement by and among Seritage Growth Properties, ESL Investments, Inc., and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 10, 2015.

4.2	Form of specimen certificate evidencing the 7.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed on December 14, 2017.

4.3	Description of Capital Stock of Seritage Growth Properties Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K, filed on March 2, 2020.

10.1	Transition Services Agreement by and between Sears Holdings Management Corporation and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 10, 2015.

10.2	Amended and Restated Agreement of Limited Partnership of Seritage Growth Properties, L.P., dated as of January 4, 2023	Filed herewith.

10.3*	Holdco Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC, dated as of February 28, 2019	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 15, 2019.

10.4*	Side Letter to Holdco Master Lease, by and among Seritage KMT Finance LLC, Seritage SRC Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC, dated as of February 28, 2019	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 15, 2019.

10.5	Mortgage Loan Agreement by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, certain other subsidiaries of Operating Partnership, JPMorgan Chase Bank, National	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on July 10, 2015.

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

Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K, filed on March 15, 2021.

10.29†	Employment Agreement, dated February 7, 2021, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 9, 2021.

10.30	Amendment No. 2 to Senior Secured Term Loan Agreement, dated November 24, 2021, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 26, 2021.

10.31†	Employment Agreement Amendment, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q, filed on May 10, 2022

10.32	Amendment No. 3 to Senior Secured Term Loan Agreement, dated June 16, 2022, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 21, 2022

10.33†	Employment Offer Letter Addendum, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Matthew Fernand	Incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q, filed on May 10, 2022

10.34†	Employment Offer Letter Addendum, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Eric Dinenberg	Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q, filed on May 10, 2022

10.35†	Letter Agreement, dated March 14, 2019, between Eric Dinenberg and Seritage Growth Properties	Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K, filed on March 14, 2023

10.36†	Employment Agreement Amendment, dated October 23, 2023, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Eric Dinenberg	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q, filed on November 8, 2023

10.37†	Employment Agreement Amendment, dated October 23, 2023, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Matthew Fernand	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q, filed on November 8, 2023

10.38†	Employment Offer Letter Addendum, dated December 28, 2023, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Filed herewith.

21.1	List of subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

97.1	Seritage Growth Properties 2023 Clawback Policy	Filed herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

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

SERITAGE GROWTH PROPERTIES

Dated: April 1, 2024	/s/ Andrea Olshan

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrea Olshan	Chief Executive Officer and President (principal executive officer)	April 1, 2024
Andrea Olshan

/s/ John Garilli	Interim Chief Financial Officer (principal financial and accounting officer)	April 1, 2024
John Garilli

/s/ Adam Metz	Trustee	April 1, 2024
Adam Metz

/s/ John T. McClain	Trustee	April 1, 2024
John T. McClain

/s/ Mitchell Sabshon	Trustee	April 1, 2024
Mitchell Sabshon

/s/ Talya Nevo-Hacohen	Trustee	April 1, 2024
Talya Nevo-Hacohen

/s/ Allison Thrush	Trustee	April 1, 2024
Allison Thrush

/s/ Mark Wilsmann	Trustee	April 1, 2024
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and shareholders of Seritage Growth Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 1, 2024, expressed an adverse opinion on the Company’s internal control over financial reporting.

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

Liquidity – Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations and certain development expenditures incurred during the year ended December 31, 2023. Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, cash on hand, and sales of consolidated and unconsolidated properties.

We identified the Company’s liquidity disclosure as a critical audit matter because of the significant judgments in management’s plans to fund its Obligations and certain development expenditures. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate management’s conclusion that it is probable management’s plans will be effectively implemented within one year after the date the financial statements are issued and will provide the necessary cash flows to fund the Company’s Obligations and certain development expenditures.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s liquidity disclosure included the following, among others:

•
We tested management’s key assumptions, including projected rental income and property operating costs by comparing such assumptions to underlying lease agreements and historical operating costs.
•
We evaluated management’s estimates relating to development expenditures by comparing to underlying development budgets and costs spent to date and performing corroborating inquiries with management outside of accounting.
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
•
We evaluated management’s ability to accurately forecast by performing a retrospective review of management’s projections and comparing the projections made in the prior period plan to the current period actual activity.
•
We performed a sensitivity analysis on management’s projected sources and uses of cash to evaluate the reasonableness of management’s projections.

Real Estate Investments and Investment in Unconsolidated Entities - Determination of Impairment Indicators – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company, on a periodic basis, assesses whether there are indicators that (i) the carrying value of real estate assets may not be recoverable and (ii) investments in unconsolidated entities may be other-than-temporarily impaired.

Possible indications of impairment and other-than-temporary impairment may include tenant financial instability, decrease in occupancy, significant adverse legal factors, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the construction of a long-lived asset, significant decreases in the market price of a long-lived asset or other adverse asset-specific and/or market conditions.

If an indicator is identified for a real estate asset, management will evaluate the real estate asset for recoverability based on projected operating cash flows or estimated fair value to determine if the undiscounted cash flows or estimate fair value is less than the real estate asset’s carrying value. If an indicator is identified for an investment in an unconsolidated entity for which management determines the estimated fair value is less than the carrying value, management will determine if such difference is other than temporary.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of real estate assets and investments in unconsolidated entities for possible indications of impairment or other-than-temporary impairment included the following, among others:

•
We evaluated the Company’s identification of impairment and other-than-temporary impairment indicators by:
•
Searching for adverse asset-specific and/or market conditions.
•
Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.
•
Inquiring of management outside of accounting to corroborate the progress of leasing up assets under development, delays in sales of assets under contract, or changes in the use of assets that may indicate the carrying value of the asset maybe not be recoverable.
•
Inquiring of management outside of accounting regarding assets that have significant tenants experiencing financial instability and corroborating management’s conclusions by reviewing the Company’s bad debt analysis and performing online search for contradictory evidence.
•
Inquiring of management outside of accounting on development assets that have experienced significant construction cost overruns and corroborating management’s conclusions by comparing construction budgets to actual costs.
•
Inquiries of the management regarding ongoing negotiations with or offers received from the Company’s partners in the unconsolidated entities and comparing those offers to the carrying value of the investment.

•
Comparing the Company’s assessment of significant decreases in the market price of a long-lived asset to current market data.

Impairment of an Investment in Real Estate – Refer to Note 2 to the financial statements.

Critical Audit Matter Description

If the carrying value of a real estate asset exceeds the undiscounted cash flows, the Company performs an analysis to determine the estimated fair value of the real estate asset. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying value over its estimated fair value.

The Company made significant assumptions in the discounted cash flow valuation used to estimate the fair value of the Company’s development property in Aventura, FL. The significant assumptions included the capitalization rate, discount rate, anticipated hold period, capital expenditure estimates, rental rates and growth rates. The Company’s assumptions used in estimating the fair value of the development property in Aventura, FL are subjective and require judgment. Because of this, auditing these assumptions required a high degree of auditor judgment and extensive auditor effort, including the need to involve our internal fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to evaluating management’s estimated fair value of the Company's development property in Aventura, FL included the following, among others:

•
Evaluating whether the assumptions in determining the estimated fair value of the development property in Aventura, FL were consistent with evidence obtained in other areas of the audit and comparable market data.
•
Evaluating the reasonableness of the estimated future cash flows by agreeing in-place tenant rentals to executed lease agreements and comparing the estimated future rental assumptions to recently executed leases.
•
Evaluating management’s estimates relating to projected development expenditures by comparing to general contractor estimates and executed lease agreements, assessed speculative tenant improvements for reasonableness by comparing to market data, and performing corroborating inquiries with management.
•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including the determination of discount rate, rental rates, anticipated hold period, growth rates, and capitalization rates and; (3) mathematical accuracy of the cash flow model utilized by management.

/s/ Deloitte & Touche LLP

New York, New York

April 1, 2024

We have served as the Company’s auditor since 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and shareholders of Seritage Growth Properties

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013)issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated April 1, 2024, expressed an unqualified opinion on those financial statements.

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

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment: Deficiencies in the design and operating effectiveness of controls over the impairment of investments in real estate and other than temporary impairment of equity method investments.

The deficiencies relate to the identification of impairment indicators as management did not maintain adequate evidence of the review of information used in the impairment indicator analysis and the fair value of investments in real estate and equity method investments. Additionally, management also identified a deficiency in the operating effectiveness in its review over the calculation of other than temporary impairments.

Management also identified a material weakness due to a deficiency in the design of controls over the accounting for certain non-routine transactions, particularly related to accounting for transactions with joint ventures and certain consulting contracts. For these transactions, Management did not possess the adequate technical capabilities to appropriately assess these non-routine transactions to ensure compliance with accounting principles generally accepted in the United States.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2023, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

New York, New York

April 1, 2024

SERITAGE GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Investment in real estate
Land	$102,090	$172,813
Buildings and improvements	344,972	463,616
Accumulated depreciation	(36,025)	(57,330)
	411,037	579,099
Construction in progress	135,305	185,324
Net investment in real estate	546,342	764,423
Real estate held for sale	39,332	455,617
Investment in unconsolidated entities	196,437	382,597
Cash and cash equivalents	134,001	133,480
Restricted cash	15,699	11,459
Tenant and other receivables, net	12,246	41,495
Lease intangible assets, net	886	1,791
Prepaid expenses, deferred expenses and other assets, net	28,921	50,859
Total assets (1)	$973,864	$1,841,721

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility, net	$360,000	$1,029,754
Accounts payable, accrued expenses and other liabilities	50,700	89,368
Total liabilities (1)	410,700	1,119,122

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,194,727 and 56,052,546 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	562	561
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of December 31, 2023 and December 31, 2022; liquidation preference of $70,000	28	28
Additional paid-in capital	1,361,742	1,360,411
Accumulated deficit	(800,342)	(640,531)
Total shareholders' equity	561,990	720,469
Non-controlling interests	1,174	2,130
Total equity	563,164	722,599
Total liabilities and equity	$973,864	$1,841,721

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets, as of December 31, 2023, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $3.3 million of land, $2.8 million of building and improvements, $(0.8) million of accumulated depreciation and $2.4 million of other assets included in other line items. The Company's consolidated balance sheets as of December 31, 2022, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $6.6 million of land, $3.9 million of building and improvements, $(1.0) million of accumulated depreciation and $4.0 million of other assets included in other line items.

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
REVENUE
Rental income	$15,060	$104,609	$115,651
Management and other fee income	5,719	2,446	1,032
Total revenue	20,779	107,055	116,683
EXPENSES
Property operating	21,282	41,770	45,007
Real estate taxes	6,128	23,950	35,256
Depreciation and amortization	14,471	41,114	51,199
General and administrative	45,988	47,634	41,949
Litigation settlement	—	35,533	—
Total expenses	87,869	190,001	173,411
Gain on sale of real estate, net	96,214	211,936	221,681
Gain (loss) on sale of interest in unconsolidated entities	6,407	(677)	—
Impairment of real estate assets	(107,043)	(126,887)	(95,826)
Equity in loss of unconsolidated entities	(55,857)	(72,080)	(9,226)
Interest and other income, net	17,067	37,753	9,285
Interest expense	(44,571)	(86,730)	(107,975)
Loss before income taxes	(154,873)	(119,631)	(38,789)
Provision for income taxes	(38)	(466)	(196)
Net loss	(154,911)	(120,097)	(38,985)
Net loss attributable to non-controlling interests	—	46,152	10,836
Net loss attributable to Seritage	$(154,911)	$(73,945)	$(28,149)
Preferred dividends	(4,900)	(4,900)	(4,900)
Net loss attributable to Seritage common shareholders	$(159,811)	$(78,845)	$(33,049)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(2.85)	$(1.59)	$(0.78)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(2.85)	$(1.59)	$(0.78)
Weighted average Class A common shares outstanding - Basic	56,151	49,729	42,393
Weighted average Class A common shares outstanding - Diluted	56,151	49,729	42,393

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except per share and unit amounts)

					Additional		Non-
	Class A Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2021	38,896	$389	2,800	$28	$1,177,260	$(528,637)	$233,687	$882,727
Net loss	—	—	—	—	—	(28,149)	(10,836)	(38,985)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	88	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	2,000	—	—	2,000
OP Unit exchanges (4,647,943 units)	4,648	46	—	—	61,789	—	(61,835)	—
Contributions to consolidated VIEs	—	—	—	—	—	7,915	(3,957)	3,958
Balance at December 31, 2021	43,632	$436	2,800	$28	$1,241,048	$(553,771)	$157,059	$844,800

					Additional		Non-
	Class A Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2022	43,632	$436	2,800	$28	$1,241,048	$(553,771)	$157,059	$844,800
Net loss	—	—	—	—	—	(73,945)	(46,152)	(120,097)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	66	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	2,796	—	—	2,796
OP Unit exchanges (12,345,963 units)	12,355	124	—	—	116,568	(7,915)	(108,777)	—
Balance at December 31, 2022	56,053	$561	2,800	$28	$1,360,411	$(640,531)	$2,130	$722,599

					Additional		Non-
	Class A Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2023	56,053	$561	2,800	$28	$1,360,411	$(640,531)	$2,130	$722,599
Net loss	—	—	—	—	—	(154,911)	—	(154,911)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	142	1	—	—	(316)	—	—	(315)
Share-based compensation	—	—	—	—	2,782	—	—	2,782
Sale of consolidated joint venture	—	—	—	—	(1,135)	—	(1,082)	(2,217)
Contributions to consolidated VIEs	—	—	—	—	—	—	126	126
Balance at December 31, 2023	56,195	$562	2,800	$28	$1,361,742	$(800,342)	$1,174	$563,164

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(154,911)	$(120,097)	$(38,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	55,857	72,080	9,226
Distributions from unconsolidated entities	—	—	1,623
(Gain) loss on sale of interest in unconsolidated entities	(6,407)	677	—
Gain on sale of real estate, net	(96,214)	(211,936)	(221,681)
Impairment of real estate assets	107,043	126,887	95,826
Share-based compensation	2,735	2,767	1,856
Depreciation and amortization	14,471	41,114	51,199
Amortization of deferred financing costs	246	422	422
Amortization of above and below market leases, net	176	223	176
Straight-line rent adjustment	16,872	(1,271)	(2,269)
Interest on sale-leaseback financing obligations	—	447	202
Change in operating assets and liabilities
Tenants and other receivables	12,544	(10,823)	5,771
Prepaid expenses, deferred expenses and other assets	5,948	2,839	(3,588)
Accounts payable, accrued expenses and other liabilities	(11,421)	(21,252)	(35,774)
Net cash used in operating activities	(53,061)	(117,923)	(135,996)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(13,370)	(25,519)	(38,644)
Distributions from unconsolidated entities	152,553	67,598	12,584
Net proceeds from sale of real estate	673,473	643,294	392,422
Development of real estate	(79,745)	(99,294)	(105,655)
Net cash provided by investing activities	732,911	586,079	260,707
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan	(670,000)	(410,000)	(160,000)
Repayment of sales-leaseback financing obligations	—	(22,070)	—
Purchase of shares related to stock grant recipients' tax withholdings	(315)	—	(269)
Preferred dividends paid	(4,900)	(4,900)	(4,900)
Contributions from noncontrolling interests in to consolidated VIEs	126	—	3,957
Net cash used in financing activities	(675,089)	(436,970)	(161,212)
Net increase and (decrease) in cash and cash equivalents	4,761	31,186	(36,501)
Cash and cash equivalents, and restricted cash, beginning of period	144,939	113,753	150,254
Cash and cash equivalents, and restricted cash, end of period	$149,700	$144,939	$113,753

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$133,480	$106,602	$143,728
Restricted cash at beginning of period	11,459	7,151	6,526
Cash and cash equivalents and restricted cash at beginning of period	$144,939	$113,753	$150,254

Cash and cash equivalents at end of period	$134,001	$133,480	$106,602
Restricted cash at end of period	15,699	11,459	7,151
Cash and cash equivalents and restricted cash at end of period	$149,700	$144,939	$113,753

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$46,046	$98,955	$115,359
Capitalized interest	3,742	13,918	12,464
Income taxes paid	38	466	197
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$19,575	$37,983	$27,198
Preferred dividends declared and unpaid	1,225	1,225	1,225
Decrease in real estate, net resulting from deconsolidated properties
Real estate, net	—	—	(6,650)
Prepaid expenses, deferred expenses and other assets, net	—	—	(761)
Transfer to / (from) real estate assets held for sale	(416,285)	455,617	(1,864)
Recording (removal) of right of use assets	—	—	(983)
Recording (removal) of lease liabilities	—	—	983

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of December 31, 2023, the Company’s portfolio consisted of interests in 32 properties comprised of approximately 4.1 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, approximately 126 acres held for or under development until time of sale and approximately 1.6 million square feet or approximately 138 acres to be disposed of in its current state. The portfolio consists of approximately 2.8 million square feet of GLA held by 23 wholly owned properties (such properties, the “Consolidated Properties”) and 1.3 million square feet of GLA held by nine unconsolidated entities (such properties, the “Unconsolidated Properties”).

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

On March 1, 2022, the Company announced that its Board of Trustees had commenced a process to review a broad range of strategic alternatives. The Board of Trustees has created a Special Committee (the “Special Committee”) of the Company’s Board of Trustees to oversee the process. The Special Committee retained Barclays as its financial advisor. The agreement with Barclays expired in August 2023. The Company’s strategic review process remains ongoing as the Company executes sales pursuant to the Plan of Sale, and the Company remains open minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing the Plan of Sale. The Board of Trustees is currently overseeing the Plan of Sale.

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale is expected to increase the universe of potential buyers by allowing Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of December 31, 2023, Mr. Lampert owns approximately 25% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

The affirmative vote of at least two-thirds of all outstanding common shares of the Company was required to approve the Plan of Sale. The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, following the Company’s filing of a final proxy statement with the SEC on September 14, 2022. During the meeting, the Plan of Sale was approved by the shareholders. The strategic review process remains ongoing as the Company executes the Plan of Sale, and the Company remains open minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.” The Board of Trustees is currently overseeing the Plan of Sale.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the year ended December 31, 2023 and the Company recorded net operating cash outflows of $53.1 million. Additionally, the Company generated net investing cash inflows of $732.9 million during the year ended December 31, 2023, which were driven by asset sales and partially offset by development expenditures.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, but not limited to cash on hand, and sales of Consolidated, sales of Unconsolidated Properties and potential financing transactions. During the year ended December 31, 2023, the Company sold 60 consolidated assets and eight unconsolidated properties for gross proceeds of $845.0 million and made aggregate principal prepayments of $670.0 million on the Term Loan Facility, reducing the outstanding Term Loan Facility balance to $360.0 million as of December 31, 2023. Subsequent to December 31, 2023, the Company made an additional $30 million principal prepayment reducing the balance of the Term Loan Facility to $330 million as of March 22, 2024. Pursuant to the terms of the Term Loan Facility, by reducing the outstanding principal balance to $800 million, the maturity date for the Term Loan Facility was extended for two years to July 31, 2025.

Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, for each annual and interim reporting period, management evaluates whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As part of this evaluation, the Company takes into consideration all Obligations and certain development expenditures due within the subsequent 12 months, as well as cash on hand and expected cash receipts. Management has determined that it is probable its plans, as described under Liquidity, will be effectively implemented within one year after the date the financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s Obligations and development expenditures for the one-year period.

As the outstanding balance of the Term Loan Facility is not due within the 12 month period subsequent to the date that the financial statements are issued, the Company’s Term Loan Facility is not factored into the Company’s analysis as a current obligation.

The anticipated proceeds from the sales of assets under contract of $53.6 million and existing cash on hand, would allow the Company to fund its Obligations and certain development expenditures. As a result, the Company has concluded that management’s plans do alleviate substantial doubt about the Company’s ability to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which they have a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates such entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of December 31, 2023, the Company consolidates one VIE in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entity, specifically surrounding the development plan. As of December 31, 2023 and 2022, the Company has investments in several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of December 31, 2023, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

Certain reclassifications have been made to previously reported amounts to conform to the current period's presentation.

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

The Company, on a periodic basis, assesses whether there are indicators that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects, including the effects of demand, competition, and other economic factors, such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment losses of $107.0 million, $126.9 million and $95.8 million during the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table summarizes the Company’s gain on sale of real estate, net during the years ended December 31, 2023, 2022, and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Contributions to unconsolidated entities
Gross proceeds	$—	$—	$30.0
Gain on sale of real estate, net	—	—	22.6

Dispositions to third parties
Gross proceeds	$702.0	$650.3	$395.4
Gain on sale of real estate, net	96.2	211.9	197.0
Total gains on dispositions, net	$96.2	$211.9	$219.6

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

As of December 31, 2023, six properties were classified as held for sale with assets of $39.3 million and no liabilities, and as of December 31, 2022, 34 properties were classified as held for sale with assets of $455.6 million and no liabilities.

Investments in Unconsolidated Entities

The Company accounts for its investments in Unconsolidated Entities using the equity method of accounting as the Company exercises significant influence but does not have a controlling financial interest. These investments are initially recorded at cost and are subsequently adjusted for cash contributions, cash distributions, and earnings and losses which are recognized in accordance with the terms of the applicable agreement.

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

The Company recorded $11.7 million in other-than-temporary impairment losses in investments in unconsolidated entities for the year ended December 31, 2023 in equity in loss of unconsolidated entities on the Company’s consolidated statements of operations. The Company recorded $35.6 million in other-than-temporary impairment losses in investments in unconsolidated entities for the year ended December 31, 2022. No such impairment losses were recognized for the years ended December 31, 2021.

Restricted Cash

As of December 31, 2023 and 2022, restricted cash represents cash collateral for letters of credit and cash escrowed for development purposes.

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

The Company recorded an increase to rental income of $0.4 million during the year ended December 31, 2023 and a reduction to rental income of $1.4 million and $0.2 million during the years ended December 31, 2022 and 2021, respectively, as a result of the Company’s evaluation of collectability. In addition, the Company recorded an increase of income of previously recorded bad debt on straight-line rent of $0.1 million and $4.6 million during the years ended December 31, 2023 and 2022, respectively, and a reduction of income of previously recorded straight-line rent of $1.2 million during the year ended December 31, 2021. During the year ended December 31, 2023 there was no impact on income related to deferral agreements. During the years ended 2022 and 2021, the Company recorded an increase to rental income of $0.7 million, an increase to rental income of $0.8 million related to the allowance for deferral agreements, respectively.

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

Property management fee income is reported at 100% of the revenue earned from such Unconsolidated Properties in management and other fee income on the consolidated statements of operations. The Company’s share of management expenses incurred by the unconsolidated entities is reported in equity in loss of unconsolidated entities on the consolidated statements of operations and in other expenses in the combined financial data in Note 4.

Leasing and development fees are initially reported at the portion of revenue earned attributable to outside ownership of the related unconsolidated entities. The Company’s share in leasing and development fee income is recognized over the useful life of the associated development project, in the case of development fees, or lease term, in the case of leasing fees, as the associated asset is depreciated over the same term and included in equity in loss of unconsolidated entities on the consolidated statements of operations and in other expenses in the combined financial data in Note 4.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of December 31, 2023, the Company has one tenant that comprises 15.7% of annualized based rent, with no other tenants exceeding 10.0% of annualized based rent. The Company’s portfolio of 23 Consolidated Properties and nine Unconsolidated Properties was diversified by location across 13 states.

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

Recently Issued Accounting Pronouncements

During the year ended December 31, 2023, no new accounting pronouncements were adopted. Any other recently issued accounting standards or pronouncements not disclosed have been excluded as they either are not applicable to the Company, or they are not expected to have a material effect on the consolidated financial statements of the Company.

The following presents Accounting Standards Updates (“ASU”) issued by FASB which the Company expects to adopt:

ASU	Description	Adoption Date	Effect on the financial statements or other significant matters
ASU 2023-07, Segment Reporting (Topic 280) Improvements to Reportable

The amendments in the ASU improve disclosures about a public entity’s reportable segments and addresses requests from investors for additional, more detailed information about a reportable segment’s expenses. Additionally, public entities with a single reportable segment have to provide all of the disclosures required by

		The amendments in this update are effective for annual periods beginning after December 31, 2023.	The adoption of ASU 2023-07 is not expected to have a material impact consolidated financial statements.

Segment Disclosures	ASC 280, including the significant segment expense disclosures.
ASU 2023-09, Income Taxes (Topic 740) Improvements to Income Tax Disclosures

The amendments in the ASU expand the existing rules on income tax disclosures. This update requires entities to disclose specific categories in the tax rate reconciliation, provide additional information for reconciling items that meet a quantitative threshold and disclose additional information about income taxes paid on an annual basis.

		The amendments in this update are effective for annual periods beginning after December 31, 2024.	The Company is currently evaluating the impact of the new standard on its consolidated financial statements.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of December 31, 2023 and 2022 (in thousands):

December 31, 2023
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$1,541	$(655)	$886
Above-market leases, net	—	—	—
Total	$1,541	$(655)	$886

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,304	$(456)	$848
Total	$1,304	$(456)	$848

December 31, 2022
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$8,614	$(6,978)	$1,636
Above-market leases, net	908	(753)	155
Total	$9,522	$(7,731)	$1,791

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,826	$(848)	$978
Total	$1,826	$(848)	$978

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $0.1 million for each of the years ended December 31, 2023, 2022 and 2021, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.2 million for each of the years ended December 31, 2023, 2022 and 2021. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $0.3 million, $2.3 million and $3.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Future amortization of these lease intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
2024	$54	$203	$77
2025	54	203	77
2026	54	203	77
2027	54	203	77
2028	54	203	77
Thereafter	578	9,027	501

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

As of December 31, 2023, the Company had investments in seven unconsolidated entities as follows:

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

		December 31, 2023
Unconsolidated Entities	Contribution Date	Contribution Value	Gain (Loss)
2019
Tech Ridge JV (1)	September 27, 2019	$3.0	$0.1
(1)
The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

Summarized Financial Information for Unconsolidated Entities

The Company has determined that for the periods presented in the Company’s financial statements, the UTC JV has met the conditions of a significant subsidiary under Rule 4-08(g) of Regulation S-X, pursuant to which the Company is required to provide summarized financial information for this unconsolidated entity.

The following tables presents summarized financial data for UTC JV (in thousands):

	December 31, 2023	December 31, 2022
ASSETS
Investment in real estate
Land	$27,992	$27,992
Buildings and improvements	149,625	69,261
Accumulated depreciation	(6,592)	(1,568)
	171,025	95,685
Construction in progress	2,362	71,047
Net investment in real estate	173,387	166,732
Cash and cash equivalents	7,355	3,115
Investment in unconsolidated entities	—	—
Tenant and other receivables, net	11,289	242
Other assets, net	11,927	7,499
Total assets	$203,958	$177,588

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	18,133	7,277
Total liabilities	18,133	7,277

Members' Interest
Additional paid in capital	180,628	169,223
Retained earnings	5,197	1,088
Total members' interest	185,825	170,311
Total liabilities and members' interest	$203,958	$177,588
Carrying value of Company's investments in equity investments	$97,018	$88,026

	Year Ended December 31,
	2023	2022	2021
Total revenue	$15,489	$3,430	$1,926
Property operating expenses	(2,986)	(1,442)	(604)
Depreciation and amortization	(5,341)	(891)	(364)
Operating income	7,162	1,097	958
Other expenses	(1,965)	(9)	(94)
Net income	$5,197	$1,088	$864
Equity in income of unconsolidated entities (1)	$851	$544	$432

(1) Equity in loss of unconsolidated entities on the consolidated statements of operations includes basis difference adjustments.

Summarized Financial Information for Unconsolidated Entities

The following tables present combined financial data for all of the Company’s Unconsolidated Entities, excluding UTC JV (in thousands):

	December 31, 2023	December 31, 2022
ASSETS
Investment in real estate
Land	$117,439	$235,177
Buildings and improvements	96,016	350,658
Accumulated depreciation	(43,070)	(66,913)
	170,385	518,922
Construction in progress	104,866	148,823
Net investment in real estate	275,251	667,745
Cash and cash equivalents	2,795	25,957
Investment in unconsolidated entities	—	55,248
Tenant and other receivables, net	6	4,799
Other assets, net	34,098	6,745
Total assets	$312,150	$760,494

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	65,522	45,531
Total liabilities	65,522	45,531

Members' Interest
Additional paid in capital	340,311	787,931
Retained earnings (accumulated deficit)	(93,683)	(72,968)
Total members' interest	246,628	714,963
Total liabilities and members' interest	$312,150	$760,494
Carrying value of Company's investments in equity investments	$99,419	$294,571

	Year Ended December 31,
	2023	2022	2021
Total revenue	$10,188	$24,958	$24,126
Property operating expenses	(6,588)	(11,769)	(10,364)
Depreciation and amortization	(12,104)	(21,549)	(27,779)
Operating loss	(8,504)	(8,360)	(14,017)
Other expenses	(697)	(3,204)	(4,270)
Gains (losses) and (impairments)	(154,938)	(27,980)	(1,087)
Net loss	$(164,139)	$(39,544)	$(19,374)
Equity in loss of unconsolidated entities (1)	$(56,708)	$(72,624)	$(9,663)

(1) Equity in loss of unconsolidated entities on the consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. In conjunction with the adoption of the Plan of Sale in 2022, the Company recognized a change in plan to reduce the holding periods of all its investments in unconsolidated entities, which triggered the need for a quarterly impairment analysis pursuant to ASC 323, Equity Method and Joint Ventures. The Company utilizes appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. As a result of the Company’s analysis, other-than-temporary impairment of $11.7 million and $35.6 million was recorded against equity method investments for the years ended December 31, 2023 and 2022, respectively, for agreeing to sell its interests in unconsolidated properties for less than their carrying value. This impairment is included in the equity in loss of unconsolidated entities line in the consolidated statements of operations.

During the year ended December 31, 2023, the Company sold its interest in eight unconsolidated properties, resulting in a gain of $6.4 million, which is included in gain (loss) on sale of interest in unconsolidated entities on the consolidated statements of operations.

During the year ended December 31, 2023, the Company exercised its put right on one Unconsolidated Property. The Company has exercised its put rights on seven Unconsolidated Properties since January 1, 2022. The Company closed on the sale of four exercised put rights during the year ended December 31, 2023. During the year ended December 31, 2022, the Company closed on the sale of three of the previously exercised put rights.

The Company’s partners assess impairment on its underlying assets pursuant to ASC 360, Property, Plant and Equipment, and recorded impairment on unconsolidated properties of $112.7 million and $4.6 million for the years ended December 31, 2023 and 2022, respectively. The Company's 50% share of these impairment charges, adjusted to reflect the impact of basis differences, is $41.8 million and $2.3 million, respectively, and is included in equity in loss of unconsolidated entities on the consolidated statements of operations.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. Refer to Note 2 for the Company’s accounting policies. The Company earned $5.8 million, $2.4 million and $1.0 million from these services for the years ended December 31, 2023, 2022 and 2021, respectively.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2023 is approximately as follows:

(in thousands)	December 31, 2023
2024	$21,473
2025	24,423
2026	23,217
2027	21,984
2028	19,401
Thereafter	96,495
Total	$206,993

The components of lease revenues for the years ended December 31, 2023, 2022 and 2021 were as follows:

(in thousands)	Year Ended December 31,
	2023	2022	2021
Fixed rental income	$30,457	$88,699	$91,494
Variable rental income	1,447	14,657	21,861
Total rental income	$31,904	$103,356	$113,355

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of December 31, 2023, and 2022, the outstanding amount of right of use assets were $14.4 million and $16.2 million, respectively. During the year ended December 31, 2023, the Company entered into a sublease agreement to sublease a portion of its corporate office. As a result, this triggered the need for an ROU impairment assessment and the Company determined that the ROU asset was impaired. The Company recorded impairment of $0.8 million which is included in impairment of real estate assets on the consolidated statements of operations.

The Company recorded rent expense related to leased corporate office space of $1.1 million, $1.1 million, and $1.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. Such rent expense is classified within general and administrative expenses on the consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $0.1 million for each of the years ended December 31, 2023, 2022 and 2021, respectively. Such ground rent expense is classified within property operating expenses on the consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $1.2 million in 2024, $1.2 million in 2025, $1.2 million in 2026, $1.2 million in 2027, $0.8 million in 2028 and $2.0 million for the periods thereafter. The present value discount is ($3.2) million.

The following table sets forth information related to the measurement of our lease liabilities as of December 31, 2023:

December 31, 2023
Weighted average remaining lease term (in years)	11.0
Weighted average discount rate	6.76%
Cash paid for operating leases (in thousands)	$1,932

Sale-leaseback Financing Obligations

During the year ended December 31, 2020, the Company completed a sale-leaseback transaction for its property in Hialeah, Florida for $21.0 million which was included in sale-leaseback financing obligations on the consolidated balance sheets. As part of the sale-leaseback transaction, the Company agreed to lease all land and improvements on the land for a fixed term of 25 years at an initial base rent of $1.5 million per annum which increased by 1.5% per year thereafter. For the initial periods of the sale-leaseback, cash payments are less than the interest expense recognized, which caused the obligation to increase during the initial years of the lease term. The implied interest rate was approximately 7.00%. The Company has a purchase option during years four, five or seven of the 25-year term to reacquire, solely at the Company’s option, the Hialeah property at a predetermined price. The Hialeah property was reflected as a long-lived asset and depreciated over its remaining useful life. During the year ended December 31, 2022, the Company repurchased the property and concurrently sold it to another buyer, thus terminating the sale-leaseback financing obligation. The Company did not enter into any other sale-leaseback arrangements in 2023.

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230 million voluntary prepayment, reducing the unpaid principal balance to $800 million, and the debt maturity was extended for two years to July 31, 2025. The Company made additional voluntary prepayments aggregating $440 million during the remainder of 2023, reducing the unpaid principal balance to $360 million at December 31, 2023. Subsequent to December 31, 2023, the Company made an additional $30 million principal prepayment reducing the balance of the Term Loan Facility to $330 million as of March 22, 2024.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of December 31, 2023, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, is required to be guaranteed by all existing and future subsidiaries of the Operating Partnership. The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Operating Partnership and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement. During 2019, mortgages were recorded on a majority of the Company’s portfolio and during the year ended December 31, 2021, mortgages were recorded on the remaining unmortgaged properties in all but two locations.

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

As of December 31, 2023, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and, as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below) executed on June 16, 2022 eliminates this requirement. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement. As of December 31, 2023 the Company's debt issuance costs were fully amortized and as of December 31, 2022, the unamortized balance of the Company’s debt issuance costs were $0.2 million.

On May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permits the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) is equal to or less than $30.0 million. In such instances, for each interest period, the Operating Partnership is obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment shall not exceed the amount of current interest otherwise due under the Term Loan Agreement). Any deferred interest shall accrue interest at 2.0% in excess of the then applicable interest rate and shall be due and payable on the Term Loan maturity date; provided, that the Operating Partnership is required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest is a condition to any borrowings under the $400.0 million incremental funding facility under the Term Loan Agreement. The Company has paid all interest due under the Term Loan Agreement and has not deferred any interest as permitted under the Term Loan Amendment.

Additionally, the Term Loan Amendment provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Agreement.

On November 24, 2021, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Second Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that (i) the “make whole” provision in the Senior Secured Term Loan Agreement shall not be applicable to prepayments of principal ; and (ii) the Senior Secured Term Loan Agreement, as amended for (i) above, may at the Operating Partnership’s election be extended for two years from July 31, 2023 to July 31, 2025 (the “Maturity Date”) if its principal has been reduced to $800 million by July 31, 2023. The outstanding principal balance was reduced to $800 million on February 2, 2023, and the Maturity Date has been extended to July 31, 2025. In all other respects, the Senior Secured Term Loan Agreement remains unchanged.

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

As of December 31, 2023, the Company has paid down $1.24 billion towards the Term Loan Facility’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of December 31, 2023 was $360 million. Subsequent to December 31, 2023, the Company paid down an additional $30 million reducing the Term Loan Facility’s unpaid principal balance to $330 million.

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

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $35.5 million and $1.5 million during the years ended December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company has recorded full valuation allowances of $198.8 million and $162.8 million, respectively, against the deferred tax asset pursuant to ASC 740, as discussed in more detail below.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2023 and 2022 primarily due to the recognition of a valuation allowance on its deferred tax assets.

The effective tax rate is calculated below (in thousands):

	For the year ended	For the year ended
	December 31, 2023	December 31, 2022
Pre-tax book income (loss)	$(154,911)	$(120,097)

Tax on pre-tax book income (loss)	(32,532)	(25,221)
Non-controlling interest	—	11,852
State taxes on current year income, permanent items	(7,200)	(5,620)
Deferred tax asset build-up	—	(161,321)
Valuation allowance	36,054	175,328
Deferred rate change	483	3,202
Other	3,195	1,780
Income tax expense	$—	$—

Effective tax rate	0%	0%

The significant components of the Company’s deferred tax assets and liabilities of $198.8 million and $162.8 as of December 31, 2023 and 2022, respectively, consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded full valuation allowances on the deferred tax assets as of December 31, 2023 and 2022.

The total deferred tax assets and liabilities are comprised of the following as of December 31 (in thousands):

	2023	2022
Deferred income tax assets (liabilities):

Loss carryforwards and credits	$119,720	$38,992
Difference between book and tax basis of property, plant, and equipment	83,068	114,485
Straight-line rent	(926)	(5,206)
Prepaid insurance	(716)	(841)
Allowance for bad debts	441	802
Joint ventures	(9,568)	8,950
Accrued bonus	3,335	1,177
Stock compensation	3,192	2,480
Prepaid rent	—	904
Unearned revenue	531	1,275
State depreciation differences	(270)	(265)
Valuation allowance	(198,807)	(162,753)

Net deferred income tax asset	$—	$—

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded full valuation allowances against the Company’s deferred tax assets as of December 31, 2023 and 2022. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

A summary of the Company’s valuation allowance activity for the year ended December 31, 2023 and 2022 is as follows (in thousands):

	2023	2022
Balance, beginning of year	$162,753	$—
Charged to costs and expenses (1)	36,054	175,328
(Credited) charged to other accounts (2)	—	(12,575)
Balance, end of year	$198,807	$162,753

(1) Includes $161.3 million of valuation allowance recorded for change in taxable status during the year ended December 31, 2022.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company's assets measured at fair value on a non-recurring basis as of December 31, 2023 and 2022, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description (1)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$207,968	$6,000	$5,000	$196,968
Impaired right-of-use assets	3,020	-	-	3,020
Other-than-temporary impaired investments in unconsolidated entities	14,739	-	14,739	-
(1) Represents non-recurring fair value measurement. The fair value is calculated as of the impairment date.

	Balance	Fair Value Measurements Using
Description (1)	December 31, 2022	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$247,264	$48,500	$177,657	$21,107
Other-than-temporary impaired investments in unconsolidated entities	119,174	-	33,820	85,354
(1) Represents non-recurring fair value measurement. The fair value is calculated as of the impairment date.

In accordance with ASC 360-10, Property, Plant and Equipment, the Company reviews the carrying value of its real estate assets at each reporting period. For the years ended December 31, 2023, 2022 and 2021 the Company recorded impairment losses of $107.0 million, $126.9 million and $95.8 million, respectively, on real estate assets which is included in impairment on real estate assets within the consolidated statements of operations. The $107.0 million of impairment recorded during the year ended December 31, 2023 was primarily the result of increased development and construction costs and deteriorating market conditions with respect to the property at Aventura, FL which created delays in leasing and tenant openings. Other instances of impairment were driven by deteriorating market conditions and the Company agreeing to sell a property for less than its carrying value. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company reviews the carrying value in its investments in unconsolidated entities at each reporting period. During the years ended December 31, 2023 and 2022, the Company recorded other-than-temporary impairment losses on investments in unconsolidated entities of $11.7 million and $35.6 million, respectively, as a result of agreeing to sell Unconsolidated Properties below their carrying value and updated appraisals obtained. No such impairment was recorded for the year ended December 31, 2021. This impairment is included in the equity in loss of unconsolidated entities line in the consolidated statements of operations.

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

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash equivalents and the Term Loan Facility. The fair value of the Term Loan Facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of December 31, 2023 and 2022, the estimated fair values of the Company’s debt obligations were $349.5 million and $1.0 billion, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

On March 2, 2021, the company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the Litigation. During the year ended December 31, 2022, the Company reached settlement agreements with two of the D&O Insurers and received gross proceeds of $12.7 million, which was recorded in interest and other income in the consolidated statements of operations during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. The Company received $11.6 million during the year ended December 31, 2023, which is recorded in interest and other income in the consolidated statements of operations.

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

On July 6, 2022, Mr. Lampert converted all of his remaining Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he no longer holds a direct interest in the Operating Partnership and he owns approximately 25.0% of the outstanding Class A shares as of December 31, 2023.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, were parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease (see Note 5).

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee of $0.1 million and reimbursement for certain employee expenses. The Company paid Winthrop $2.5 million and $1.8 million during the years ended December 31, 2023 and 2022, respectively.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

In addition, as of December 31, 2023 and December 31, 2022, the Company had incurred no development expenditures at properties owned by certain unconsolidated entities for which the Company will be repaid by the respective unconsolidated entities.

The Company had certain put rights on properties held by the Unconsolidated Entities, which may require the Company’s partner to buy out the Company’s investment in such properties. During the year ended December 31, 2023, the Company exercised its put rights on one property. During the year ended December 31, 2022, the Company exercised its put rights on six properties to two of their partners. The Company closed on the sale of four and three of the previously exercised put rights during the years ended December 31, 2023 and 2022, respectively.

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

On July 6, 2022, ESL converted all of his remaining Operating Partnership Units to Class A common shares. As a result, as of July 6, 2022 the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of December 31, 2023, 56,194,727 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of December 31, 2023, there were no Class B non-economic common shares issued or outstanding.

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

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A common shares during 2023, 2022 or 2021. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

Our Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees also declared the following dividends on preferred shares during 2024, 2023, 2022 and 2021:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2024
February 29	March 29	April 15	$0.43750
2023
October 30	December 29	January 16, 2024	$0.43750
July 25	September 29	October 13	0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750
2022
November 1	December 30	January 16, 2023	$0.43750
July 26	September 30	October 17	0.43750
April 26	June 30	July 15	0.43750
February 16	March 31	April 15	0.43750
2021
October 26	December 31	January 14, 2022	$0.43750
July 27	September 30	October 15	0.43750
April 27	June 30	July 15	0.43750
February 23	March 31	April 15	0.43750

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

Earnings per share has not been presented for Class B shareholders, as they do not have economic rights.

(in thousands except per share amounts)	Year Ended December 31,
	2023	2022	2021
Numerator - Basic and Diluted
Net loss	$(154,911)	$(120,097)	$(38,985)
Net loss attributable to non-controlling interests	—	46,152	10,836
Preferred dividends	(4,900)	(4,900)	(4,900)
Net loss attributable to common shareholders - Basic	$(159,811)	$(78,845)	$(33,049)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	56,151	49,729	42,393
Weighted average Class A common shares outstanding - Basic	56,151	49,729	42,393
Weighted average Class A common shares outstanding - Diluted	56,151	49,729	42,393

Loss per share attributable to Class A common shareholders - Basic	$(2.85)	$(1.59)	$(0.78)
Loss per share attributable to Class A common shareholders - Diluted	$(2.85)	$(1.59)	$(0.78)

No adjustments were made to the numerator for the years ended December 31, 2023, 2022 or 2021 because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the years ended December 31, 2023, 2022 or 2021 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of December 31, 2023, 2022 and 2021, there were 361,645, 535,650 and 288,068 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the grant periods ended December 31, 2023, 2022 and 2021:

	Year Ended December 31, 2023		Year Ended December 31, 2022		Year Ended December 31, 2021
		Weighted-		Weighted-		Weighted-
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Unvested restricted shares at beginning of period	535,650	$14.31	288,068	$17.65	157,465	$38.73
Share units granted	—	—	335,033	11.31	345,262	19.25
Restricted shares vested	(161,729)	13.63	(69,530)	14.16	(156,146)	38.65
Restricted shares forfeited	(12,276)	24.22	(17,921)	12.62	(58,513)	27.77
Unvested restricted shares at end of period	361,645	$14.27	535,650	$14.31	288,068	$17.65

The Company recognized $2.7 million, $2.8 million and $1.9 million in share-based compensation expense related to the restricted shares for the years ended December 31, 2023, 2022 and 2021, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s consolidated statements of operations.

As of December 31, 2023, there were approximately $1.7 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 1.0 years. As of December 31, 2022, there were $4.5 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

SERITAGE GROWTH PROPERTIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2023

(Dollars in thousands)

			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
North Little Rock	AR	(3)	$1,288	$2,881	$—	$2,836	$1,288	$5,717	$7,005	$(1,060)	July, 2015	(4)
Mesa/East	AZ	(3)	2,661	2,559	—	(642)	2,661	1,917	4,578	(494)	July, 2015	(4)
Yuma	AZ	(3)	1,485	1,596	—	(401)	1,485	1,195	2,680	(338)	July, 2015	(4)
Riverside	CA	(3)	1,054	494	—	—	1,054	494	1,548	(146)	July, 2015	(4)
Riverside	CA	(3)	3,343	2,778	—	—	3,343	2,778	6,121	(817)	July, 2015	(4)
San Bernardino	CA	(3)	4,131	2,066	—	(780)	4,131	1,286	5,417	(364)	July, 2015	(4)
Temecula	CA	(3)	6,098	2,214	—	13,582	6,098	15,796	21,894	(1,805)	July, 2015	(4)
Boca Raton	FL	(3)	16,089	7,480	—	(515)	16,089	6,965	23,054	(1,910)	July, 2015	(4)
Clearwater/Cntrysd	FL	(3)	5,852	17,777	—	182	5,852	17,959	23,811	(4,964)	July, 2015	(4)
Doral(Miami)	FL	(3)	9,214	2,654	—	(600)	9,214	2,054	11,268	(563)	July, 2015	(4)
Ft Myers	FL	(3)	3,168	2,853	—	(418)	3,168	2,435	5,603	(693)	July, 2015	(4)
Miami	FL	(3)	13,264	61,577	(5,022)	135,191	8,242	196,768	205,010	(5,366)	July, 2015	(4)
Panama City	FL	(3)	3,227	1,614	—	(461)	3,227	1,153	4,380	(316)	July, 2015	(4)
Plantation	FL	(3)	6,933	2,509	(3,360)	(1,641)	3,573	868	4,441	(366)	July, 2015	(4)
Cedar Rapids	IA	(3)	2,833	2,197	(1,841)	(790)	992	1,407	2,399	(533)	July, 2015	(4)
Braintree	MA	(3)	6,585	5,614	—	14,596	6,585	20,210	26,795	(4,352)	July, 2015	(4)
Edgewater	MD	(3)	5,534	2,116	(1,429)	(970)	4,105	1,146	5,251	(358)	July, 2015	(4)
Watchung	NJ	(3)	6,704	4,110	(1,945)	26,612	4,759	30,722	35,481	(3,881)	July, 2015	(4)
Albany	NY	(3)	8,289	6,523	(1,012)	10,194	7,277	16,717	23,994	(3,491)	July, 2015	(4)
King of Prussia	PA	(3)	—	42,300	—	1,168	-	43,468	43,468	(11,086)	July, 2015	(4)
Valley View	TX	(3)	4,706	3,230	—	(3,230)	4,706	-	4,706	-	July, 2015	(4)
Redmond-Overlake Pk	WA	(3)	5,133	4,133	14,514	(1,552)	19,647	2,581	22,228	(731)	July, 2015	(4)
Various		(3)	—	—	—	136,818	-	136,818	136,818	—	n/a	(4)
			$117,591	$181,275	$(95)	$329,179	$117,496	$510,454	$627,950	$(43,634)
(1)
Includes reductions related to partial site sales and impairment of long-lived assets.
(2)
The aggregate cost of land, building and improvements for U.S. federal income tax purposes is approximately $858 million.
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

SERITAGE GROWTH PROPERTIES

NOTES TO SCHEDULE III

(Dollars in thousands)

Reconciliation of Real Estate

	2023	2022	2021
Balance at beginning of year	$1,341,849	$1,851,082	$2,053,078
Additions	59,182	106,511	109,549
Impairments	(107,043)	(126,887)	(95,826)
Dispositions	(663,089)	(486,976)	(208,413)
Write-offs	(2,949)	(1,881)	(7,306)
Balance at end of year	$627,950	$1,341,849	$1,851,082

Reconciliation of Accumulated Depreciation

	2023	2022	2021
Balance at beginning of year	$124,131	$154,971	$142,206
Depreciation expense	13,020	35,123	43,744
Dispositions	(89,815)	(65,963)	(23,145)
Write-offs	(3,702)	—	(7,834)
Balance at end of year	$43,634	$124,131	$154,971