Form 10-Q
period 2024-03-31
Seritage Growth Properties
filed 2024-05-10
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2024, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,268,317
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED March 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Investment in real estate
Land	$72,562	$102,090
Buildings and improvements	300,148	344,972
Accumulated depreciation	(31,514)	(36,025)
	341,196	411,037
Construction in progress	132,210	135,305
Net investment in real estate	473,406	546,342
Real estate held for sale	75,574	39,332
Investment in unconsolidated entities	199,810	196,437
Cash and cash equivalents	114,875	134,001
Restricted cash	15,883	15,699
Tenant and other receivables, net	9,907	12,246
Lease intangible assets, net	191	886
Prepaid expenses, deferred expenses and other assets, net	24,922	28,921
Total assets (1)	$914,568	$973,864

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility, net	$330,000	$360,000
Accounts payable, accrued expenses and other liabilities	40,970	50,700
Total liabilities (1)	370,970	410,700

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,262,944 and 56,194,727 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	562	562
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of March 31, 2024 and December 31, 2023; liquidation preference of $70,000	28	28
Additional paid-in capital	1,362,386	1,361,742
Accumulated deficit	(820,552)	(800,342)
Total shareholders' equity	542,424	561,990
Non-controlling interests	1,174	1,174
Total equity	543,598	563,164
Total liabilities and equity	$914,568	$973,864

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets, as of March 31, 2024, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $3.3 million of land, $2.8 million of building and improvements, $(0.8) million of accumulated depreciation and $2.6 million of other assets included in other line items. The Company's consolidated balance sheets as of December 31, 2023, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $3.3 million of land, $2.8 million of building and improvements, $(0.8) million of accumulated depreciation and $2.4 million of other assets included in other line items.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
REVENUE
Rental income	$5,725	$418
Management and other fee income	48	262
Total revenue	5,773	680
EXPENSES
Property operating	3,673	8,185
Real estate taxes	1,393	1,537
Depreciation and amortization	5,271	4,564
General and administrative	9,192	12,220
Total expenses	19,529	26,506
Gain on sale of real estate, net	1,139	12,392
Impairment of real estate assets	(1,148)	(2,576)
Equity in income (loss) of unconsolidated entities	379	(36,372)
Interest and other income, net	1,423	5,585
Interest expense	(7,011)	(15,202)
Loss before income taxes	(18,974)	(61,999)
(Provision) benefit for income taxes	(11)	13
Net loss	(18,985)	(61,986)
Preferred dividends	(1,225)	(1,225)
Net loss attributable to Seritage common shareholders	$(20,210)	$(63,211)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(0.36)	$(1.13)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(0.36)	$(1.13)
Weighted average Class A common shares outstanding - Basic	56,215	56,059
Weighted average Class A common shares outstanding - Diluted	56,215	56,059

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2023	56,053	$561	2,800	$28	$1,360,411	$(640,531)	$2,130	$722,599
Net loss	—	—	—	—	—	(61,986)	-	(61,986)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	7	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	784	—	—	784
Sale of consolidated VIEs	—	—	—	—	(1,135)	—	(1,082)	(2,217)
Balance at March 31, 2023	56,060	$561	$2,800	$28	$1,360,060	$(703,742)	$1,048	$657,955

Balance at January 1, 2024	56,195	$562	2,800	$28	$1,361,742	$(800,342)	$1,174	$563,164
Net loss	—		—	—	—	(18,985)	—	(18,985)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	68	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	644	—	—	644
Balance at March 31, 2024	56,263	$562	2,800	$28	$1,362,386	$(820,552)	$1,174	$543,598

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(18,985)	$(61,986)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of unconsolidated entities	(379)	36,372
Gain on sale of real estate, net	(1,139)	(12,392)
Impairment of real estate assets	1,148	2,576
Share-based compensation	644	774
Depreciation and amortization	5,271	4,564
Amortization of deferred financing costs	—	105
Amortization of above and below market leases, net	38	48
Straight-line rent adjustment	67	10,842
Change in operating assets and liabilities
Tenants and other receivables	4,351	4,668
Prepaid expenses, deferred expenses and other assets	2,406	5,034
Accounts payable, accrued expenses and other liabilities	(10,046)	(12,557)
Net cash used in operating activities	(16,624)	(21,952)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(2,925)	(7,665)
Net proceeds from sale of real estate	44,312	279,985
Development of real estate	(12,480)	(32,030)
Net cash provided by investing activities	28,907	240,290
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan	(30,000)	(230,000)
Preferred dividends paid	(1,225)	(1,225)
Net cash used in financing activities	(31,225)	(231,225)
Net decrease in cash and cash equivalents	(18,942)	(12,887)
Cash and cash equivalents, and restricted cash, beginning of period	149,700	144,939
Cash and cash equivalents, and restricted cash, end of period	$130,758	$132,052

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2024	2023
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$134,001	$133,480
Restricted cash at beginning of period	15,699	11,459
Cash and cash equivalents and restricted cash at beginning of period	$149,700	$144,939

Cash and cash equivalents at end of period	$114,875	$120,476
Restricted cash at end of period	15,883	11,576
Cash and cash equivalents and restricted cash at end of period	$130,758	$132,052

	Three Months Ended March 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$6,108	$16,273
Capitalized interest	—	1,409
Income taxes paid	11	(13)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$20,581	$22,196
Preferred dividends declared and unpaid	1,225	1,225
Transfer to / (from) real estate assets held for sale	36,242	(209,723)

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each remaining location until such time as each property is sold. As of March 31, 2024, the Company’s portfolio consisted of interests in 27 properties comprised of approximately 3.5 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, and 410 acres of land. The portfolio consists of approximately 2.3 million square feet of GLA and 276 acres held by 18 consolidated properties (such properties, the “Consolidated Properties”) and 1.2 million square feet of GLA and 134 acres held by nine unconsolidated properties (such properties, the “Unconsolidated Properties”).

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

As a result of the Company's revocation of its REIT election, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its stockholders, which provides the Company with greater flexibility to sell its assets and use its free cash flow to make principal repayments on its Term Loan Facility. Effective January 1, 2022, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT since inception and through the 2021 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until December 31, 2021.

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale allows Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of March 31, 2024, Mr. Lampert owns approximately 24.0% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

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

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations and certain development expenditures incurred during the three months ended March 31, 2024 and the Company incurred net operating cash outflows of $16.6 million. Additionally, the Company generated investing cash inflows of $28.9 million during the three months ended March 31, 2024, which were driven by asset sales partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, but not limited to, cash on hand, sales of Consolidated and Unconsolidated Properties. and potential financing transactions. During the three months ended March 31, 2024, the Company sold 5 consolidated properties for gross proceeds of $48.8 million and made aggregate principal prepayments of $30.0 million on the Term Loan Facility, reducing the outstanding Term Loan Facility balance to $330.0 million at March 31, 2024. Subsequent to March 31, 2024, the Company made additional principal prepayments totaling $50.0 million reducing the balance of the Term Loan Facility to $280.0 million as of May 1, 2024.

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

As the outstanding balance of the Term Loan Facility, which matures on July 31, 2025, is not due within the 12 month period subsequent to the date that these financial statements are issued, the Company’s Term Loan Facility is not factored into the Company’s analysis as a current Obligation.

The anticipated proceeds from the sales of assets under contract of $30.0 million and existing cash on hand, would allow the Company to fund its Obligations and certain development expenditures because the Term Loan Facility is not presently a current obligation as noted in the preceding paragraph. As a result, the Company has concluded that management’s plans do alleviate substantial doubt about the Company’s ability to continue as a going concern within one year after the date that these financial statements are issued.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2023. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three months ended March 31, 2024 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of March 31, 2024, the Company consolidates one VIE in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entity, specifically surrounding the development plan. As of March 31, 2024 and December 31, 2023, the Company has several investments in unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of March 31, 2024, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

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

The Company, on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects and the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment charges of $1.1 million and $2.6 million during the three months ended March 31, 2024 and 2023, respectively.

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received. Consideration consists of cash proceeds received.

The following table summarizes our gain on sale of real estate, net during the three months ended March 31, 2024 and 2023 (in millions):

	Three Months Ended March 31,
	2024	2023
Dispositions to third parties
Gross proceeds	$48.8	$290.8
Gain on sale of real estate, net	1.1	12.4

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

As of March 31, 2024, seven properties were classified as held for sale with assets of $75.6 million and no liabilities, and, as of December 31, 2023, six properties were classified as held for sale with assets of $39.3 million and no liabilities.

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

The Company recorded no other-than-temporary impairment losses in investments in unconsolidated entities for the three months ended March 31, 2024 and 2023.

Restricted Cash

As of March 31, 2024 and December 31, 2023, respectively, restricted cash represents cash collateral for letters of credit and cash escrowed for development purposes.

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

The Company recorded a reduction to rental income of $29.7 thousand and $0.9 million during the three months ended March 31, 2024 and 2023, respectively, as a result of the Company’s evaluation of collectability. In addition, the Company recorded a reduction of income of previously recorded straight-line rent of $66.5 thousand and an increase of $0.1 million of straight-line rent for the three months ended March 31, 2024 and 2023, respectively.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of March 31, 2024, the Company has one tenant that comprises 15.4% of annualized based rent, with no other tenants exceeding 10.0% of annualized based rent. The Company’s portfolio of 18 Consolidated Properties and 9 Unconsolidated Properties was diversified by location across 10 states.

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

The Inflation Reduction Act of 2022 was enacted on August 16, 2022 and was effective January 1, 2023. The Inflation Reduction Act includes a 15% corporate alternative minimum tax (the “CAMT”) based on the adjusted financial statement income (“book income”) of applicable corporations. The CAMT generally applies to corporations with average annual book income over a 3-year period exceeding $1 billion. The Company does not expect this legislation to have a material effect on the condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

The Company has not adopted any Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board ("FASB") during the three months ended March 31, 2024.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile segment profit or loss, and the title and position of the entity's CODM. ASU 2023-07 will be effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures that requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of March 31, 2024 and December 31, 2023 (in thousands):

March 31, 2024
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$294	$(103)	$191
Total	$294	$(103)	$191

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,304	$(470)	$834
Total	$1,304	$(470)	$834

December 31, 2023
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$1,541	$(655)	$886
Total	$1,541	$(655)	$886

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,304	$(456)	$848
Total	$1,304	$(456)	$848

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $13.4 thousand and $0.1 million for the three months ended March 31, 2024 and 2023, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $50.7 thousand for each of the three months ended March 31, 2024 and 2023, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $19.3 thousand and $0.2 million for the three months ended March 31, 2024 and 2023, respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
Remainder of 2024	$7	$152	$1
2025	8	203	2
2026	8	203	2
2027	8	203	2
2028	8	203	2
2029	8	203	2
Thereafter	787	8,841	180

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

As of March 31, 2024, the Company had investments in seven unconsolidated entities as follows:

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

		March 31, 2024
Unconsolidated Entities	Contribution Date	Contribution Value	Gain (Loss)
2019
Tech Ridge JV (1)	September 27, 2019	$3.0	$0.1

(1)
The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

Summarized Financial Information for Unconsolidated Entities

The following tables present summarized financial data for UTC JV (in thousands):

	March 31, 2024	December 31, 2023
ASSETS
Investment in real estate
Land	$27,993	$27,992
Buildings and improvements	158,264	149,625
Accumulated depreciation	(8,119)	(6,592)
	178,138	171,025
Construction in progress	2,437	2,362
Net investment in real estate	180,575	173,387
Cash and cash equivalents	8,347	7,355
Tenant and other receivables, net	11,206	11,289
Other assets, net	2,550	11,927
Total assets	$202,678	$203,958

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	14,592	18,133
Total liabilities	14,592	18,133

Members' Interest
Additional paid in capital	185,918	180,628
Retained earnings	2,168	5,197
Total members' interest	188,086	185,825
Total liabilities and members' interest	$202,678	$203,958
Carrying value of Company's investments in equity investments	$98,651	$97,018

	Three Months Ended March 31,
	2024	2023
Total revenue	$4,571	$1,943
Property operating expenses	(785)	(776)
Depreciation and amortization	(1,475)	(973)
Operating income	2,311	194
Other expenses	(143)	(52)
Net income	$2,168	$142
Equity in income of unconsolidated entities (1)	$1,122	$71
(1) Equity in income of unconsolidated entities on the consolidated statements of operations includes basis difference adjustments.

Summarized Financial Information for Unconsolidated Entities

The following tables present combined condensed financial data for the Company’s unconsolidated entities, excluding UTC JV (in thousands):

	March 31, 2024	December 31, 2023
ASSETS
Investment in real estate
Land	$117,439	$117,439
Buildings and improvements	96,099	96,016
Accumulated depreciation	(43,828)	(43,070)
	169,710	170,385
Construction in progress	112,275	104,866
Net investment in real estate	281,985	275,251
Cash and cash equivalents	7,558	2,795
Tenant and other receivables, net	24	6
Other assets, net	31,505	34,098
Total assets	$321,072	$312,150

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	69,890	65,522
Total liabilities	69,890	65,522

Members' Interest
Additional paid in capital	296,790	340,311
Accumulated deficit	(45,608)	(93,683)
Total members' interest	251,182	246,628
Total liabilities and members' interest	$321,072	$312,150
Carrying value of Company's investments in equity investments	$101,159	$99,419

	Three Months Ended March 31,
	2024	2023
Total revenue	$199	$4,361
Property operating expenses	(923)	(2,217)
Depreciation and amortization	(758)	(4,002)
Operating loss	(1,482)	(1,858)
Other expenses	18	(224)
Gains (losses) and (impairments)	—	(70,806)
Net loss	$(1,464)	$(72,888)
Equity in loss of unconsolidated entities (1)	$(743)	$(36,443)
(1)
Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. The Company utilizes internally prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. No other-than-temporary-impairment was recorded for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, the Company did not exercise any put rights. The Company did not close on the sale of any previously exercised put rights during the three months ended March 31, 2024. During the year ended December 31, 2023, the Company closed on the sale of four of the previously exercised put rights and as of December 31, 2023 the sale of all exercised put rights have closed. The Company’s partners assess impairment on its underlying assets pursuant to ASC 360, Property, Plant and Equipment, and recorded impairment on unconsolidated properties of $0 and $70.8 million for the three months ended March 31, 2024 and 2023, respectively. The Company's share of these impairment charges is included in equity in loss of unconsolidated entities on the condensed consolidated statements of operations.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. During the three months ended March 31, 2024 and 2023, the Company recorded management and related fees of $50.0 thousand and $0.3 million, respectively. These fees are included in management and other fee income on the condensed consolidated statements of operations. Refer to Note 2 for the Company’s accounting policies.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of March 31, 2024 are approximately as follows:

(in thousands)	March 31, 2024
Remainder of 2024	$15,385
2025	22,720
2026	21,543
2027	20,268
2028	17,690
2029	15,302
Thereafter	84,764
Total	$197,672

The components of lease revenues for the three months ended March 31, 2024 and 2023 were as follows:

(in thousands)	Three Months Ended March 31,
	2024	2023
Fixed rental income	$4,837	$12,154
Variable rental income	942	(895)
Total rental income	$5,779	$11,259

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of March 31, 2024, and December 31, 2023, the outstanding amount of right-of-use, or ROU, assets were $14.2 million and $14.4 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the condensed consolidated balance sheets.

The Company recorded rent expense related to leased corporate office space of $0.3 million for the three months ended March 31, 2024 and 2023. Such rent expense is classified within general and administrative expenses in the condensed consolidated statements of operations.

In addition, the Company recorded ground rent expense of approximately $0.1 million for the three months ended March 31, 2024 and 2023. Such ground rent expense is classified within property operating expenses in the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $0.8 million for the remainder of 2024, $1.2 million in 2025, $1.2 million in 2026, $1.2 million in 2027, $0.8 million in 2028, $45.0 thousand in 2029 and $2.0 million for the periods thereafter. The present value discount is ($3.1) million.

The following table sets forth information related to the measurement of our lease liabilities as of March 31, 2024:

March 31, 2024
Weighted average remaining lease term (in years)	10.7
Weighted average discount rate	6.77%
Cash paid for operating leases (in thousands)	$330

Subsequent to March 31, 2024, the Company exercised its early termination right provision of the corporate office lease. This reduced the lease term by 37 months, amending the initial lease end date from August 30, 2028 to July 31, 2025. In connection with electing its termination right, the Company paid a $1.6 million termination fee subsequent to March 31, 2024.

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing and includes a $400.0 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230.0 million voluntary prepayment, reducing the unpaid principal balance to $800.0 million, and the debt maturity was extended for two years to July 31, 2025. The Company made additional voluntary prepayments in 2023 aggregating $440.0 million and an additional payment of $30.0 million during the first quarter of 2024, reducing the unpaid principal balance to $330.0 million at March 31, 2024. Subsequent to March 31, 2024, the Company made additional principal payments aggregating $50.0 million, reducing the balance of the Term Loan Facility to $280.0 million as of May 1, 2024.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the condensed consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of March 31, 2024, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

The Term Loan Facility includes certain financial metrics to govern springing collateral requirements and certain covenant exceptions set forth in the Term Loan Agreement, including: (i) a total fixed charge coverage ratio of not less than 1.20 to 1.00 for each fiscal quarter; (ii) an unencumbered fixed charge coverage ratio of not less than 1.30 to 1.00 for each fiscal quarter; (iii) a total leverage ratio of not more than 65%; (iv) an unencumbered ratio of not more than 60%; and (v) a minimum net worth of at least $1.2 billion. Any failure to satisfy any of these financial metrics limits the Company's ability to dispose of assets via sale or joint venture and triggers the springing mortgage and collateral requirements but will not result in an event of default. The Term Loan Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets or merge, consolidate or transfer all or substantially all of its assets; incur additional debt; incur certain liens; enter into, terminate or modify certain material leases and/or the material agreements for the Company’s properties; make certain investments (including limitations on joint ventures) and other restricted payments; pay distributions on or repurchase the Company’s capital stock; and enter into certain transactions with affiliates.

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

As of March 31, 2024, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below), which was executed on June 16, 2022, eliminated this requirement. There are no other impacts under the Term Loan Facility from non-compliance with the financial metrics described above.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which were recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the initial term of the Term Loan Agreement. As of March 31, 2024 and December 31, 2023, the Company's debt issuance costs were fully amortized.

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

As of March 31, 2024, the Company has paid down a total of $1.27 billion towards the Term Loan’s principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of March 31, 2024 was $330.0 million. Subsequent to March 31, 2024, the Company made an additional principal prepayment aggregating $50.0 million, reducing the balance of the Term Loan Facility to $280.0 million.

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

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $4.8 million and $5.5 million during the three months ended March 31, 2024 and 2023, respectively. As of March 31, 2024, the Company has recorded a full valuation allowance of $203.6 million against the deferred tax asset pursuant to ASC 740, as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilized to offset any taxes due on those gains to the extent of the DTAs.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2024 primarily due to the placement of a valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $203.6 million as of March 31, 2024 consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of March 31, 2024 and 2023, respectively.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of March 31, 2024. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company's assets measured at fair value on a non-recurring basis as of March 31, 2024 and December 31, 2023 (in thousands), aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description (1)	March 31, 2024	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$8,325	$8,325	$-	$-

(1) Represents non-recurring fair value measurement. The fair value is calculated as of the impairment date.

	Balance	Fair Value Measurements Using
Description (1)	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$207,968	$6,000	$5,000	$196,968
Impaired right-of-use assets	3,020	-	-	3,020
Other-than-temporary impaired investments in unconsolidated entities	14,739	-	14,739	-

(1) Represents non-recurring fair value measurement. The fair value is calculated as of the impairment date.

In accordance with ASC 360-10, Property, Plant and Equipment, the Company reviews the carrying value of its real estate assets at each reporting period. The Company recorded impairment losses of $1.1 million and $2.6 million during the three months ended March 31, 2024 and March 31, 2023, respectively, which are included in impairment on real estate assets within the condensed consolidated statements of operations. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company reviews the carrying value in its investments in unconsolidated entities at each reporting period. The Company did not record any other-than-temporary impairment losses on investments in unconsolidated entities during the three months ended March 31, 2024 and 2023, respectively.

The fair value estimates used to determine the impairment charges for consolidated and unconsolidated properties were determined primarily by discounted cash flow analyses, market comparable data and/or offers received, as applicable. The cash flows utilized in such analyses are comprised of unobservable inputs which include, among other things, estimated revenue and expense growth rates, discount rates and capitalization rates based upon market conditions and future expectations. The most significant unobservable inputs utilized in determining the fair value of these assets are capitalization rates and discount rates which were between 5.5% and 8.0%. Because of these inputs, we have determined that the fair values of these properties are classified within Level 3 of the fair value hierarchy. The most significant observable inputs utilized in determining the fair value of these assets are market comparables for land and building. Comparable data utilizes comparable sales, listings, sales contracts and letters of intent which are subject to judgment as to comparability to the valued property. Because these inputs are derived from observable market data, we have determined that the fair values of these properties are classified within Level 2 of the fair value hierarchy. We consider fair values based upon the agreed-upon contract sales price to be classified within Level 1 of the fair value hierarchy.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents, restricted cash and the term loan facility. The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of March 31, 2024 and December 31, 2023, respectively, the estimated fair values of the Company’s debt obligations were $322.7 billion and $349.5 million, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

On March 2, 2021, the company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the litigation related to the bankruptcy of Sears Holdings (the "Litigation"). The Litigation was settled in 2022 and the Litigation was dismissed. During the year ended December 31, 2022, the Company reached settlement agreements with two of the D&O Insurers and received gross proceeds of $12.7 million, which was recorded in interest and other income in the consolidated statements of operations during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. The Company received $3.8 million during the three months ended March 31, 2023, which is recorded in interest and other income in the consolidated statements of operations.

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

On July 6, 2022, Mr. Lampert converted all Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he owns 24.0% of the outstanding Class A shares as of March 31, 2024.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, were parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease.

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee for services and reimbursement for certain employees. The Company paid Winthrop $0.8 million and $0.7 million during the three months ended March 31, 2024 and 2023, respectively.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

The Company has certain put rights on properties held by the Unconsolidated Entities, which may require the Company’s partner to buy out the Company’s investment in such properties. During the three months ended March 31, 2024, the Company did not exercise any put rights. During the three months ended March 31, 2023, the Company exercised its put rights on one property.

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

On July 6, 2022, ESL converted all Operating Partnership Units to Class A common shares. As a result, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership as of March 31, 2024.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of March 31, 2024, 56,262,944 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of March 31, 2024, there were no Class B non-economic common shares issued and outstanding.

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

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A common shares during 2024 or 2023. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2024 and 2023:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2024
May 2	June 28	July 15	$0.43750
February 29	March 29	April 15	0.43750
2023
October 30	December 29	January 16, 2024	$0.43750
July 25	September 29	October 13	0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750

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

(in thousands except per share amounts)	Three Months Ended March 31,
	2024	2023
Numerator - Basic and Diluted
Net loss	$(18,985)	$(61,986)
Preferred dividends	(1,225)	(1,225)
Net loss attributable to common shareholders - Basic	$(20,210)	$(63,211)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	56,215	56,059
Weighted average Class A common shares outstanding - Basic	56,215	56,059
Weighted average Class A common shares outstanding - Diluted	56,215	56,059

Loss per share attributable to Class A common shareholders - Basic	$(0.36)	$(1.13)
Loss per share attributable to Class A common shareholders - Diluted	$(0.36)	$(1.13)

No adjustments were made to the numerator for the three months ended March 31, 2024 and 2023, respectively, because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended March 31, 2024 and 2023, respectively, because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of March 31, 2024 and December 31, 2023, there were 98,398 and 361,645 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the three months ended March 31, 2024:

	Three Months Ended March 31, 2024
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	361,645	$14.31

Share units granted	-
Restricted shares vested	(131,272)	13.48
Restricted shares forfeited	(131,975)	17.18
Unvested restricted shares at end of period	98,398	$11.55

The Company recognized $0.6 million and $0.8 million in compensation expense related to the restricted shares for the three months ended March 31, 2024 and 2023, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of March 31, 2024, there were approximately $1.0 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 0.9 years. As of March 31, 2023, there were approximately $3.7 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 1.6 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “would,” “may,” "will," "continue to." "pro forma" or the opposite of these words and phrases or other similar words or phrases which are predictions of or indicate future events or trends and which do no relate solely to historical matters in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

Overview

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each remaining location until such time as each property is sold. As of March 31, 2024, the Company’s portfolio consisted of interests in 27 properties comprised of approximately 3.5 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, and 410 acres of land. The portfolio consists of approximately 2.3 million square feet of GLA and 276 acres held by 18 consolidated properties (such properties, the “Consolidated Properties”) and 1.2 million square feet of GLA and 134 acres held by nine unconsolidated properties (such properties, the “Unconsolidated Properties”).

Review of Strategic Alternatives

On March 1, 2022, the Company announced that its Board of Trustees commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a special committee of the Board of Trustees (the “Special Committee”) to oversee the process. The Special Committee retained Barclays Capital, Inc. as its financial advisor from March 2022 through August 2023 to assist with the strategic review. The Company sought a shareholder vote to approve a proposed plan of sale of our assets and dissolution (the “Plan of Sale”) that would allow our board to sell all of our assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale can be suspended by the Board of Trustees.

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

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

In the first quarter of 2022, we announced a Review of Strategic Alternatives and during the second quarter determined that the best plan for all assets is to pursue sales. As a result of the foregoing, the Company’s anticipated holding periods with respect to certain assets changed. During the three months ended March 31, 2024, we agreed to sell two assets below book value resulting in the recognition of impairment losses of $1.1 million, which is included in impairment of real estate assets within the consolidated statements of operations. We did not recognize any other-than-temporary impairment losses on our investments in unconsolidated entities during the three months ended March 31, 2024. We continue to evaluate our portfolio, including our development plans and offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

Business Strategies

The Company’s primary objective is to create value for its shareholders through the monetization of the Company's assets through the Plan of Sale, which can be suspended by the Board of Trustees. Additionally, we have identified various sites that we believe have the demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities. We additionally look to further lease our built retail footprint and densify any excess parking land through the addition of triple net (“NNN”) pad sites, which are standalone sites upon which a customized space can be built or leased for a tenant, to the extent that we believe these actions would be accretive to shareholder value.

In order to achieve its objective, the Company intends to execute the following strategies:

•
Multi-tenant Retail: Our portfolio of five multitenant retail assets provides positive cash flow and are primarily leased to a variety of national credit tenants. As of March 31, 2024, this portfolio was 68.8% leased. A majority of our leases provide for the collection of recoveries from tenants based on the structure of our leases, providing an important inflation hedge. We are working to maximize value of these assets and position them for sale.
•
Densification and Redevelopment Opportunities: In particular, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities through entitlements, leasing and development. As of March 31, 2024, our full portfolio included approximately 410 acres of land, or an average of 17.9 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas, and the Northeast. We have developed a number of properties to completion or near completion and have achieved leasing of 100% at UTC and 70% at Aventura.
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

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Revenue
Rental income	$5,725	$418	$5,307
Expenses
Property operating	(3,673)	(8,185)	4,512
Real estate taxes	(1,393)	(1,537)	144
Depreciation and amortization	(5,271)	(4,564)	(707)
General and administrative	(9,192)	(12,220)	3,028
Gain on sale of real estate, net	1,139	12,392	(11,253)
Impairment of real estate assets	(1,148)	(2,576)	1,428
Equity in income (loss) of unconsolidated entities	379	(36,372)	36,751
Interest and other income, net	1,423	5,585	(4,162)
Interest expense	(7,011)	(15,202)	8,191

Rental Income

The following table presents the results for rental income for the three months ended March 31, 2024, as compared to the corresponding period in 2023 (in thousands):

	Three Months Ended March 31,		Three Months Ended March 31,
	2024		2023
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$5,779	100.9%	$11,259	2693.5%	(5,480)
Straight-line rent (expense)	(67)	(1.2%)	(10,843)	(2594.0)%	10,776
Amortization of the above/below market leases	13	0.2%	2	0.5%	11
Total rental income	$5,725	100.0%	$418	100.0%	$5,307

The decrease of $5.5 million in in-place retail lease rental income during 2024 is primarily due to property sales.

The decrease of $10.8 million in straight-line rental expense was primarily due to write off of deferred rents related to property sales during the quarter ended March 31, 2023.

Property Operating Expenses

The decrease of $4.5 million in property operating expense for the three months ended March 31, 2024 was due primarily to asset sales and insurance refunds for sold properties that were less than the estimated receivables.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including amortization of costs associated with share-based compensation awarded in prior years, professional fees, office expenses and overhead expenses.

The decrease of $3.0 million in general and administrative expenses for the three months ended March 31, 2024 was driven by a decrease in employee compensation due to reduced headcount and a reduction in consulting services.

Gain on Sale of Real Estate, Net

During the three months ended March 31, 2024, the Company sold five properties for aggregate consideration of $48.8 million and recorded a gain totaling $1.1 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the three months ended March 31, 2024, the Company recognized $1.1 million impairment of real estate assets as a result of the Company accepting offers below book value on two properties. During the three months ended March 31, 2023, the Company recognized $2.6 million of impairment losses as a result of the Company's plan to pursue the Plan of Sale, which is included within the condensed consolidated statements of operations.

Equity in Loss of Unconsolidated Entities

The increase of $36.8 million in income (loss) of unconsolidated entities for the three months ended March 31, 2024 was driven by a $70.8 million impairment charge recorded by one unconsolidated entity during the three months ended March 31, 2023. The Company's share of the impairment was $35.4 million and was included in the equity in loss of consolidated entities on the consolidated statements of operations.

Interest and other income, net

The decrease of $4.2 million of interest and other income is driven by the recognition of $3.8 million of income related to the settlement with the D&O insurers for the three months ended March 31, 2023.

Interest Expense

The decrease of $8.2 million in interest expense for the three months ended March 31, 2024 was driven by partial Term Loan Facility pay downs between April 1, 2023 and March 31, 2024.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the three months ended March 31, 2024 and the Company recorded net operating cash outflows of $16.7 million. Additionally, the Company generated investing cash inflows of $28.9 million during the three months ended March 31, 2024, which were driven by asset sales and partially offset by development expenditures.

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
o
From the approval of the Plan of Sale on October 24, 2022 through March 31, 2024, we sold 81 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $905.3 million of gross proceeds.
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
o
From the approval of the Plan of Sale on October 24, 2022 through March 31, 2024, we sold our interests in eight Unconsolidated Properties and generated approximately $140.7 million of gross proceeds.
•
Unconsolidated Properties. As of March 31, 2024, we had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;

Subsequent to March 31, 2024, we sold two Consolidated Properties for aggregate gross proceeds of $31.8 million. As of May 7, 2024, we had two assets under contracts for sale with no due diligence contingencies for total anticipated proceeds of $8.3 million and two assets under contract for sale subject to customary due diligence for total anticipated proceeds of $21.8 million. All four assets are subject to closing conditions.

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

During the three months ended March 31, 2024, we have repaid $30.0 million against the principal of the Term Loan Facility. Our outstanding balance as of March 31, 2024, is $330.0 million. Subsequent to March 31, 2024, the Company made additional principal payments totaling $50.0 million reducing the balance of the Term Loan Facility to $280.0 million as of May 1, 2024.

See Note 1 – Organization of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of liquidity and going concern.

Cash Flows for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2024 and 2023, respectively (in thousands):

	Three Months Ended March 31,
	2024	2023	$ Change
Net cash used in operating activities	$(16,624)	$(21,952)	$5,328
Net cash provided by investing activities	28,907	240,290	(211,383)
Net cash used in financing activities	(31,225)	(231,225)	200,000

Cash Flows from Operating Activities

Significant components of net cash used in operating activities include:

- In 2024, a decrease in rental income and a decrease to accounts payable, accrued expenses and other liabilities, partially offset by a decrease to tenant and other receivables.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

−
In 2024, $44.3 million of net proceeds from the sale of real estate, offset by development of real estate of ($12.5) million and investments in unconsolidated entities of ($2.9) million; and
−
In 2023, $280.0 million of net proceeds from the sale of real estate offset by development of real estate of ($32.0) million and investments in unconsolidated entities of ($7.7) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

−
In 2024, ($30.0) million cash repayment of Term Loan Facility principal and cash payments of preferred dividends, ($1.2) million; and
−
In 2023, ($230.0) million cash repayment of Term Loan Facility principal and cash payments of preferred dividends, ($1.2) million.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during the three months ended March 31, 2024 and 2023, respectively.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2024 and 2023:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2024
May 2	June 28	July 15	$0.43750
February 29	March 29	April 15	0.43750
2023
October 30	December 29	January 16, 2024	$0.43750
July 25	September 29	October 13	0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750

The Board of Trustees will determine future distributions on the Company's common shares following the pay down of the Term Loan Facility.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of March 31, 2024 and December 31, 2023, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2023.

Capital Expenditures

During the three months ended March 31, 2024, the Company invested $12.5 million in our consolidated development and operating properties and an additional $2.9 million into our unconsolidated joint ventures, as we continue to advance our business plans, including our previously announced projects.

During the three ended March 31, 2023, the Company invested $32.0 million in our consolidated development and operating properties and an additional $7.7 million into our unconsolidated joint ventures.

During the three months ended March 31, 2024 and 2023, respectively, we incurred no maintenance capital expenditures that were not associated with re-tenanting and redevelopment projects.

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

On March 2, 2021, we brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). Our lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the litigation related to the bankruptcy of Sears Holdings (the "Litigation"). The Litigation was settled in 2022 and the Litigation was dismissed. Any amounts received from the insurers will offset the Seritage Defendants’ contribution. We reached settlement agreements with two of the D&O Insurers for gross proceeds of $12.7 million which is recorded in interest and other income in the consolidated statements of operations during the year ended December 31, 2022. In 2023, we reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. We received $3.8 million during the three months ended March 31, 2023, which is recorded in interest and other income in the consolidated statements of operations.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2023 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the three months ended March 31, 2024, there were no material changes to these policies.

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

The following table reconciles NOI and Total NOI to GAAP net loss for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
NOI and Total NOI	2024	2023
Net loss	$(18,985)	$(61,986)
Management and other fee income	(48)	(262)
Depreciation and amortization	5,271	4,564
General and administrative expenses	9,192	12,220
Equity in (income) loss of unconsolidated entities	(379)	36,372
Gain on sale of real estate, net	(1,139)	(12,392)
Impairment of real estate assets	1,148	2,576
Interest and other income, net	(1,423)	(5,585)
Interest expense	7,011	15,202
Provision (Benefit) for income taxes	11	(13)
Straight-line rent	67	10,843
Above/below market rental expense	38	48
NOI	$764	$1,587
Unconsolidated entities
Net operating income of unconsolidated entities	1,531	1,659
Straight-line rent	(188)	(147)
Above/below market rental expense	(9)	5
Total NOI	$2,098	$3,104

Item 3. Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2023 Annual Report on Form 10-K.

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

As previously reported, management identified material weaknesses due to deficiencies in the design and operating effectiveness of our controls over the impairment of investments in real estate and other than temporary impairment of equity method investments. The deficiencies related to the identification of impairment indicators. Additionally, as management determined that it had not maintained adequate evidence of the review of information used in the impairment indicator analysis and the fair value of investments in real estate and equity method investments. As further reported, management had identified a deficiency in the operating effectiveness in our review over the calculation of other than temporary impairments. These deficiencies contributed to the potential for there to be material errors in our financial statements.

Additionally, as previously reported, management identified a material weakness due to a deficiency in the design of our controls over the accounting for certain non-routine transactions, particularly related to accounting for transactions with joint ventures and certain consulting contracts. For these transactions, Management did not possess the adequate technical capabilities to appropriately assess these non-routine transactions to ensure compliance with accounting principles generally accepted in the United States. This deficiency contributed to the potential for there to be material errors in our financial statements.

Update on Remediation Plan

As previously reported, in response to the material weaknesses, management, with oversight of the Audit Committee began to implement steps to remediate the material weaknesses. While the Company has made progress with the remediation of these material weaknesses, the remediation efforts are ongoing, because additional time is needed to complete the remediation and allow for the internal controls to be tested by management.

However, the material weaknesses discussed above cannot be considered completely remediated until the applicable controls are fully implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

Other than described above, there were no other changes in internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

Item 1A. Risk Factors

Please refer to Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of certain material risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)
None.
b)
None.
c)
During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SERITAGE GROWTH PROPERTIES

Dated: May 10, 2024	/s/ Andrea Olshan
	By:	Andrea Olshan
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2024	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)