Form 10-Q
period 2024-06-30
Seritage Growth Properties
filed 2024-08-14
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 13, 2024, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,268,317
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED June 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Investment in real estate
Land	$59,157	$102,090
Buildings and improvements	208,255	344,972
Accumulated depreciation	(29,142)	(36,025)
	238,270	411,037
Construction in progress	105,780	135,305
Net investment in real estate	344,050	546,342
Real estate held for sale	87,137	39,332
Investment in unconsolidated entities	195,353	196,437
Cash and cash equivalents	86,706	134,001
Restricted cash	13,809	15,699
Tenant and other receivables, net	9,134	12,246
Lease intangible assets, net	188	886
Prepaid expenses, deferred expenses and other assets, net	21,941	28,921
Total assets (1)	$758,318	$973,864

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility	$280,000	$360,000
Accounts payable, accrued expenses and other liabilities	36,639	50,700
Total liabilities (1)	316,639	410,700

Commitments and contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,268,317 and 56,194,727 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	562	562
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of June 30, 2024 and December 31, 2023; liquidation preference of $70,000	28	28
Additional paid-in capital	1,362,864	1,361,742
Accumulated deficit	(923,004)	(800,342)
Total shareholders' equity	440,450	561,990
Non-controlling interests	1,229	1,174
Total equity	441,679	563,164
Total liabilities and equity	$758,318	$973,864

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets, as of June 30, 2024, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $3.3 million of land, $2.8 million of building and improvements, $(0.9) million of accumulated depreciation and $2.7 million of other assets included in other line items. The Company's consolidated balance sheets as of December 31, 2023, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $3.3 million of land, $2.8 million of building and improvements, $(0.8) million of accumulated depreciation and $2.4 million of other assets included in other line items.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
REVENUE
Rental income	$4,166	$5,517	$9,891	$5,935
Management and other fee income	50	367	98	629
Total revenue	4,216	5,884	9,989	6,564
EXPENSES
Property operating	4,160	5,196	7,833	13,381
Real estate taxes	1,238	2,170	2,631	3,707
Depreciation and amortization	1,212	4,151	6,483	8,715
General and administrative	6,874	10,099	16,066	22,319
Total expenses	13,484	21,616	33,013	48,122
Gain on sale of real estate, net	2,034	33,488	3,173	45,880
Gain on sale of interest in unconsolidated entities	-	7,323	-	7,323
Impairment of real estate assets	(86,388)	(104,467)	(87,536)	(107,043)
Equity in loss of unconsolidated entities	(566)	(13,698)	(187)	(50,070)
Interest and other income, net	717	9,869	2,140	15,454
Interest expense	(6,282)	(12,528)	(13,293)	(27,730)
Loss before income taxes	(99,753)	(95,745)	(118,727)	(157,744)
(Provision) benefit for income taxes	(1,474)	38	(1,485)	51
Net loss	(101,227)	(95,707)	(120,212)	(157,693)
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,450)
Net loss attributable to Seritage common shareholders	$(102,452)	$(96,932)	$(122,662)	$(160,143)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(1.82)	$(1.73)	$(2.18)	$(2.85)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(1.82)	$(1.73)	$(2.18)	$(2.85)
Weighted average Class A common shares outstanding - Basic	56,268	56,173	56,242	56,116
Weighted average Class A common shares outstanding - Diluted	56,268	56,173	56,242	56,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2023	56,053	$561	2,800	$28	$1,360,411	$(640,531)	$2,130	$722,599
Net loss	—	—	—	—	—	(157,693)	-	(157,693)
Preferred dividends declared ($0.875 per share)	—	—	—	—	—	(2,450)	—	(2,450)
Vesting of restricted share units	130	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	1,443	—	—	1,443
Sale of consolidated VIEs	—	—	—	—	(1,135)	—	(1,082)	(2,217)
Balance at June 30, 2023	56,183	$562	$2,800	$28	$1,360,718	$(800,674)	$1,048	$561,682

Balance at January 1, 2024	56,195	$562	2,800	$28	$1,361,742	$(800,342)	$1,174	$563,164
Net loss	—		—	—	—	(120,212)	—	(120,212)
Preferred dividends declared ($0.875 per share)	—	—	—	—	—	(2,450)	—	(2,450)
Vesting of restricted share units	73	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,122	—	—	1,122
Contributions to consolidated VIEs	—	—	—	—	—	—	55	55
Balance at June 30, 2024	56,268	$562	2,800	$28	$1,362,864	$(923,004)	$1,229	$441,679

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at April 1, 2023	56,060	$561	2,800	$28	$1,360,060	$(703,742)	$1,048	657,955
Net loss	—	—	—	—	—	(95,707)	-	(95,707)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	123	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	659	—	—	659
Contributions to consolidated variable interest entities	—	—	—	—	—	—	—	—
Balance at June 30, 2023	56,183	$562	2,800	$28	$1,360,718	$(800,674)	$1,048	$561,682

Balance at April 1, 2024	56,263	$562	2,800	$28	$1,362,386	$(820,552)	$1,174	543,598
Net loss	—	—	—	—	—	(101,227)	—	(101,227)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	5	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	478	—	—	478
Contributions to consolidated VIEs	—	—	—	—	—	—	55	55
Balance at June 30, 2024	56,268	$562	2,800	$28	$1,362,864	$(923,004)	$1,229	$441,679

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(120,212)	$(157,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	187	50,070
Gain on sale of interest in unconsolidated entities	—	(7,323)
Distributions from unconsolidated entities	4,197	—
Gain on sale of real estate, net	(3,173)	(45,880)
Impairment of real estate assets	87,536	107,043
Share-based compensation	1,122	1,427
Depreciation and amortization	6,483	8,715
Amortization of deferred financing costs	—	211
Amortization of above and below market leases, net	76	93
Straight-line rent adjustment	246	14,638
Non-cash lease expenses	274	—
Change in operating assets and liabilities
Tenants and other receivables	4,543	4,666
Prepaid expenses, deferred expenses and other assets	1,855	5,017
Accounts payable, accrued expenses and other liabilities	(7,286)	(12,511)
Net cash used in operating activities	(24,152)	(31,527)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(3,231)	(11,127)
Net proceeds from disposition of interests in unconsolidated entities	—	49,376
Net proceeds from sale of real estate	83,040	518,446
Development of real estate	(22,447)	(49,903)
Net cash provided by investing activities	57,362	506,792
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan	(80,000)	(480,000)
Preferred dividends paid	(2,450)	(2,450)
Contributions from non-controlling member of consolidated variable interest entities	55	—
Net cash used in financing activities	(82,395)	(482,450)
Net decrease in cash and cash equivalents	(49,185)	(7,185)
Cash and cash equivalents, and restricted cash, beginning of period	149,700	144,939
Cash and cash equivalents, and restricted cash, end of period	$100,515	$137,754

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2024	2023
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$134,001	$133,480
Restricted cash at beginning of period	15,699	11,459
Cash and cash equivalents and restricted cash at beginning of period	$149,700	$144,939

Cash and cash equivalents at end of period	$86,706	$124,850
Restricted cash at end of period	13,809	12,904
Cash and cash equivalents and restricted cash at end of period	$100,515	$137,754

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$13,246	$29,690
Capitalized interest	—	2,513
Income taxes paid	1,485	(51)
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$17,749	$21,799
Preferred dividends declared and unpaid	1,225	1,225
Transfer to / (from) real estate assets held for sale	47,805	(357,533)

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each remaining location until such time as each property is sold. As of June 30, 2024, the Company’s portfolio consisted of interests in 22 properties comprised of approximately 2.8 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, and 352 acres of land. The portfolio consists of approximately 1.6 million square feet of GLA and 218 acres held by 13 consolidated properties (such properties, the “Consolidated Properties”) and 1.2 million square feet of GLA and 134 acres held by nine unconsolidated properties (such properties, the “Unconsolidated Properties”).

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale allows Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of June 30, 2024, Mr. Lampert owns approximately 24.0% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

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

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations and certain development expenditures incurred during the six months ended June 30, 2024 and the Company incurred net operating cash outflows of $24.2 million. Additionally, the Company generated investing cash inflows of $57.4 million during the six months ended June 30, 2024, which were driven by asset sales partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, but not limited to, cash on hand, sales of Consolidated and Unconsolidated Properties. and potential financing transactions. During the six months ended June 30, 2024, the Company sold nine Consolidated Properties for gross proceeds of $87.7 million and made aggregate principal prepayments of $80.0 million on the Term Loan Facility, reducing the outstanding Term Loan Facility balance to $280.0 million as of June 30, 2024.

Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, for each annual and interim reporting period, management evaluates whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As part of this evaluation, the Company takes into consideration all Obligations due within the subsequent 12 months, as well as cash on hand and expected cash receipts. The Company currently anticipates it will continue to use sales of Consolidated and Unconsolidated Properties as the primary source of capital to fund its Obligations, including the principal payments on the Term Loan Facility, while at the same time pursuing alternative financing arrangements.

As of August 14, 2024, there are four Consolidated Properties under contract for aggregate gross proceeds of $98.4 million and there is one Unconsolidated Property under contract at a gross price of $40.2 million at share. Additionally, the Company is currently negotiating sales for aggregate gross proceeds of $13.8 million which are not included in the going concern calculation. The Company intends to use proceeds from sales or alternative financing arrangements to satisfy its Obligations. The Company continues to monetize its assets, however, the timing of sales and the amount of proceeds from future sales are not under the Company's control and therefore, cannot be deemed probable.

The anticipated proceeds from the sales of assets under contract and existing cash on hand, would not allow the Company to fund its Obligations because the Term Loan Facility which matures July 31, 2025 is presently a current Obligation. As a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern until assets under contract are sufficient to increase the Company's projected cash flows or alternative financing arrangements have been made such that they exceed the Company's Obligations.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2023. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three and six months ended June 30, 2024 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their Consolidated Properties, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of June 30, 2024, the Company consolidates one VIE in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entity, specifically surrounding the development plan. As of June 30, 2024 and December 31, 2023, the Company has several investments in unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of June 30, 2024, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

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

The Company, on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects and the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment charges of $86.4 million and $104.5 million during the three months ended June 30, 2024 and 2023, respectively and impairment charges of $87.5 million and $107.0 million during the six months ended June 30, 2024 and 2023, respectively.

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received.

The following table summarizes our gain on sale of real estate, net during the three and six months ended June 30, 2024 and 2023 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Dispositions to third parties
Gross proceeds	$40.4	$248.7	$87.7	$539.5
Gain on sale of real estate, net	2.0	33.5	3.2	45.9

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

As of June 30, 2024, five properties were classified as held for sale with assets of $87.1 million and no liabilities, and, as of December 31, 2023, six properties were classified as held for sale with assets of $39.3 million and no liabilities.

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

The Company recorded no other-than-temporary impairment losses in investments in unconsolidated entities for the three and six months ended June 30, 2024 and $12.7 million for the three and six months ended June 30, 2023.

Restricted Cash

As of June 30, 2024 and December 31, 2023, respectively, restricted cash represents cash collateral for letters of credit, cash held in escrow and cash escrowed for development purposes.

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

The Company recorded a reduction to rental income of $0.7 million and an increase to rental income of $1.7 million during the three months ended June 30, 2024 and 2023, respectively, as a result of the Company’s evaluation of collectability and a reduction to rental income of $0.7 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. In addition, the Company recorded a reduction of income of previously recorded straight-line rent of $0.2 million and $3.8 million of straight-line rent for the three months ended June 30, 2024 and 2023, respectively. The Company recorded a reduction of previously recorded straight-line rent of $0.2 million and $14.7 million for the six months ended June 30, 2024 and 2023, respectively.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of June 30, 2024, the Company has one tenant that comprises 16.2% of annualized based rent, with no other tenants exceeding 10.0% of annualized based rent. The Company’s portfolio of thirteen Consolidated Properties and nine Unconsolidated Properties was diversified by location across eight states.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures ("ASU 2023-07"). ASU 2023-7 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile segment profit or loss. the update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 will be effective for the year end December 31, 2024. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures that requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the year end December 31, 2024. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of June 30, 2024 and December 31, 2023 (in thousands):

June 30, 2024
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$294	$(106)	$188
Total	$294	$(106)	$188

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,168	$(419)	$749
Total	$1,168	$(419)	$749

December 31, 2023
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$1,541	$(655)	$886
Total	$1,541	$(655)	$886

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,304	$(456)	$848
Total	$1,304	$(456)	$848

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $12.2 thousand and $0.1 million for the three months ended June 30, 2024 and 2023, respectively and $25.7 thousand and $0.1 million for the six months ended June 30, 2024 and 2023, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $50.7 thousand for each of the three months ended June 30, 2024 and 2023, respectively and $101.4 thousand for each of the six months ended June 30, 2024 and 2023, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $8.4 thousand and $0.1 million for the three months ended June 30, 2024 and 2023, respectively and $27.6 thousand and $.02 million for the six months ended June 30, 2024 and 2023, respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
Remainder of 2024	$24	$101	$5
2025	47	203	12
2026	47	203	12
2027	47	203	12
2028	47	203	12
2029	47	203	12
Thereafter	490	8,824	123

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

As of June 30, 2024, the Company had investments in seven unconsolidated entities as follows:

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

		June 30, 2024
Unconsolidated Entities	Contribution Date	Contribution Value	Gain (Loss)
2019
Tech Ridge JV (1)	September 27, 2019	$3.0	$0.1

(1)
The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

Summarized Financial Information for Unconsolidated Entities

The following tables present summarized financial data for UTC JV (in thousands):

	June 30, 2024	December 31, 2023
ASSETS
Investment in real estate
Land	$27,992	$27,992
Buildings and improvements	158,713	149,625
Accumulated depreciation	(9,606)	(6,592)
	177,099	171,025
Construction in progress	2,643	2,362
Net investment in real estate	179,742	173,387
Cash and cash equivalents	2,284	7,355
Tenant and other receivables, net	10,977	11,289
Other assets, net	2,408	11,927
Total assets	$195,411	$203,958

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	14,511	18,133
Total liabilities	14,511	18,133

Members' Interest
Additional paid in capital	177,582	180,628
Retained earnings	3,318	5,197
Total members' interest	180,900	185,825
Total liabilities and members' interest	$195,411	$203,958
Carrying value of Company's investments in equity investments	$95,066	$97,018

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	$4,478	$1,568	$9,049	$3,511
Property operating expenses	(1,561)	(648)	(2,346)	(1,424)
Depreciation and amortization	(1,565)	(968)	(3,040)	(1,941)
Operating income	1,352	(48)	3,663	146
Other expenses	(202)	(8)	(345)	(60)
Net income	$1,150	$(56)	$3,318	$86
Equity in income of unconsolidated entities (1)	$612	$(28)	$1,734	$43
(1)
Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

Summarized Financial Information for Unconsolidated Entities

The following tables present combined condensed financial data for the Company’s unconsolidated entities, excluding UTC JV (in thousands):

	June 30, 2024	December 31, 2023
ASSETS
Investment in real estate
Land	$117,439	$117,439
Buildings and improvements	96,179	96,016
Accumulated depreciation	(45,158)	(43,070)
	168,460	170,385
Construction in progress	117,930	104,866
Net investment in real estate	286,390	275,251
Cash and cash equivalents	6,871	2,795
Tenant and other receivables, net	(7)	6
Other assets, net	26,982	34,098
Total assets	$320,236	$312,150

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	70,164	65,522
Total liabilities	70,164	65,522

Members' Interest
Additional paid in capital	253,871	340,311
Accumulated deficit	(3,799)	(93,683)
Total members' interest	250,072	246,628
Total liabilities and members' interest	$320,236	$312,150
Carrying value of Company's investments in equity investments	$100,287	$99,419

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Total revenue	$695	$3,504	$894	$7,865
Property operating expenses	(1,573)	(2,204)	(2,496)	(4,421)
Depreciation and amortization	(1,337)	(3,595)	(2,095)	(7,597)
Operating loss	(2,215)	(2,295)	(3,697)	(4,153)
Other expenses	(125)	(107)	(107)	(331)
Gains (losses) and (impairments)	3	(24,918)	3	(95,718)
Net loss	$(2,337)	$(27,320)	$(3,801)	$(100,202)
Equity in loss of unconsolidated entities (1)	$(1,178)	$(13,670)	$(1,921)	$(50,113)
(1)
Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. The Company utilizes internally prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. As a result of the Company's analysis, no other-than-temporary impairments were recorded for the three and six months ended June 30, 2024. Other-than-temporary impairment of $12.7 million was recorded for the three and six months ended June 30, 2023.

During the six months ended June 30, 2024, the Company did not exercise any put rights. During the year ended December 31, 2023, the Company closed on the sale of four of the previously exercised put rights and as of December 31, 2023 the sale of all exercised put rights have closed. The Company’s partners assess impairment on its underlying assets pursuant to ASC 360, Property, Plant and Equipment, and recorded impairment on Unconsolidated Properties of $0 and $70.8 million for the six months ended June 30, 2024 and 2023, respectively. The Company's share of these impairment charges is included in equity in loss of unconsolidated entities on the condensed consolidated statements of operations. No such impairment was recorded for the three months ended June 30, 2024 and 2023.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. During the three months ended June 30, 2024 and 2023, the Company recorded management and related fees of $50.0 thousand and $0.4 million, respectively. During the six months ended June 30, 2024 and 2023, the Company recorded management and related fees of $98.0 thousand and $0.6 million, respectively. These fees are included in management and other fee income on the condensed consolidated statements of operations. Refer to Note 2 for the Company’s accounting policies.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of June 30, 2024 are approximately as follows:

(in thousands)	June 30, 2024
Remainder of 2024	$10,565
2025	21,777
2026	20,654
2027	19,366
2028	16,966
2029	14,888
Thereafter	81,163
Total	$185,379

The components of lease revenues for the three and six months ended June 30, 2024 and 2023 were as follows:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Fixed rental income	$3,971	$7,902	$8,808	$20,056
Variable rental income	361	1,404	1,303	508
Total rental income	$4,332	$9,306	$10,111	$20,564

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of June 30, 2024, and December 31, 2023, the outstanding amount of right-of-use, or ROU, assets were $12.4 million and $14.4 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the condensed consolidated balance sheets.

The Company recorded rent expense related to leased corporate office space of $0.5 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively and $0.7 million and $0.5 million for the six months ended June 30, 2024 and 2023, respectively. Such rent expense is classified within general and administrative expenses in the condensed consolidated statements of operations.

On May 1, 2024, the Company exercised its early termination right provision of the corporate office lease. This reduced the lease term by thirty-seven months, amending the initial lease end date from August 30, 2028 to July 31, 2025. In connection with electing its termination right, the Company paid a $1.6 million termination fee on May 1, 2024. The termination fee was recorded as an adjustment to the right-of-use asset.

In addition, the Company recorded ground rent expense of approximately $11.2 thousand and $11.2 thousand for the three months ended June 30, 2024 and 2023, respectively and $22.5 thousand and $22.5 thousand for six months ended June 30, 2024 and 2023, respectively. Such ground rent expense is classified within property operating expenses in the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $0.5 million for the remainder of 2024, $0.7 million in 2025, $45.0 thousand in 2026, $45.0 thousand in 2027, $45.0 thousand in 2028, $45.0 thousand in 2029 and $2.0 million for the periods thereafter. The present value discount is ($1.8) million.

The following table sets forth information related to the measurement of our lease liabilities as of June 30, 2024:

June 30, 2024
Weighted average remaining lease term (in years)	13.5
Weighted average discount rate	7.71%
Cash paid for operating leases (in thousands)	$2,392

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing and includes a $400.0 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230.0 million voluntary prepayment, reducing the unpaid principal balance to $800.0 million, and the debt maturity was extended for two years to July 31, 2025. The Company made additional voluntary prepayments in 2023 aggregating $440.0 million and additional voluntary prepayments aggregating $80.0 million during the six months ended June 30, 2024, reducing the unpaid principal balance to $280.0 million at June 30, 2024.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the condensed consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of June 30, 2024, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

As of June 30, 2024, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below), which was executed on June 16, 2022, eliminated this requirement. There are no other impacts under the Term Loan Facility from non-compliance with the financial metrics described above.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which were recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the initial term of the Term Loan Agreement. As of June 30, 2024 and December 31, 2023, the Company's debt issuance costs were fully amortized.

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

As of June 30, 2024, the Company has paid down a total of $1.32 billion towards the Term Loan’s principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of June 30, 2024 was $280.0 million.

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

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $25.1 million and $33.0 million for the three months ended June 30, 2024 and 2023, respectively and $29.9 million and $38.5 million for the six months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, the Company has recorded a full valuation allowance of $228.7 million against the deferred tax asset pursuant to ASC 740, as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilized to offset any taxes due on those gains to the extent of the DTAs.

The Company’s effective federal tax rate of 0% differs from the U.S. statutory rate of 21% in 2024 primarily due to the placement of a valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $228.7 million as of June 30, 2024 consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of June 30, 2024 and December 31, 2023, respectively.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of June 30, 2024. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company's assets measured at fair value on a non-recurring basis as of June 30, 2024 and December 31, 2023 (in thousands), aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2024	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$167,462	$28,000	$-	$139,462

	Balance	Fair Value Measurements Using
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$207,968	$6,000	$5,000	$196,968
Impaired right-of-use assets	3,020	-	-	3,020
Other-than-temporary impaired investments in unconsolidated entities	14,739	-	14,739	-

During the three months ended June 30, 2024, we agreed to sell one asset that was below book value resulting in the recognition of impairment losses of $0.6 million, which is included in impairment of real estate assets within the consolidated statements of operations. Additionally, during the three months ended June 30, 2024, the Company recognized an impairment charge of $85.8 million on its development property in Aventura, FL due to negotiations for rent relief with existing tenants that began during the second quarter of 2024 which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment. During the six months ended June 30, 2024, we recorded impairment losses of $87.5 million primarily due to changes in discount rates and residual cap rates between June 2023 and June 2024.

Due to increasing development and construction costs, deteriorating market conditions and, in certain circumstances excluding Aventura, agreeing to sell below carrying value, the Company recognized $104.5 million and $107.0 million of impairment losses during the three and six months ended June 30, 2023.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company reviews the carrying value in its investments in unconsolidated entities at each reporting period. The Company recorded no other-than-temporary impairment losses in investments in unconsolidated entities for the three and six months ended June 30, 2024 and $12.7 million for the three and six months ended June 30, 2023.

For the six months ended June 30, 2024, the Company estimated fair value of certain assets based on a discounted cash flow analysis using a discount rate 11.0% and a residual capitalization rate 6.75%. For the year ended December 31, 2023, the Company estimated fair value of certain assets based on a discounted cash flow analysis using a discount rate of 6.9% to 7.5% and residual capitalization rate of 6.0%. As significant inputs to the model are unobservable, the Company has determined that the fair values of these properties are classified within Level 3 of the fair value reporting hierarchy. The Company estimated fair value of certain assets based on letters of intent and bids which are subject to judgment as to comparability to the valued property. Because these inputs are derived from observable market data, we have determined that the fair values of these properties are classified within Level 2 of the fair value hierarchy. We consider fair values based upon the agreed-upon contract sales price to be classified within Level 1 of the fair value hierarchy.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents, restricted cash and the term loan facility. The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of June 30, 2024 and December 31, 2023, respectively, the estimated fair values of the Company’s debt obligations were $277.8 million and $349.5 million, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws. The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. The Company intends to vigorously defend itself against the allegations.

On March 2, 2021, the company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the litigation related to the bankruptcy of Sears Holdings (the "Litigation"). The Litigation was settled in 2022 and the Litigation was dismissed. During the year ended December 31, 2022, the Company reached settlement agreements with two of the D&O Insurers and received gross proceeds of $12.7 million, which was recorded in interest and other income in the consolidated statements of operations during the year ended December 31, 2022. During the six months ended June 30, 2023, the Company reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. The Company received $11.6 million during the six months ended June 30, 2023, which is recorded in interest and other income in the consolidated statements of operations.

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

On July 6, 2022, Mr. Lampert converted all Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he owns 24.0% of the outstanding Class A shares as of June 30, 2024.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, were parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease.

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee for services and reimbursement for certain employees. The Company paid Winthrop $0.8 million and $0.4 million during the three months ended June 30, 2024 and 2023, respectively. The Company paid Winthrop $1.6 million and $1.1 million during the six months ended June 30, 2024 and 2023, respectively.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

The Company has certain put rights on properties held by the unconsolidated entities, which may require the Company’s partner to buy out the Company’s investment in such properties. During the three and six months ended June 30, 2024, the Company did not exercise any put rights. During the three and six months ended June 30, 2023, the Company exercised its put rights on one property.

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

On July 6, 2022, ESL converted all Operating Partnership Units to Class A common shares. As a result, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership as of June 30, 2024.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of June 30, 2024, 56,268,317 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of June 30, 2024, there were no Class B non-economic common shares issued and outstanding.

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

The Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2024 and 2023:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2024
July 31	September 30	October 15	$0.43750
May 2	June 28	July 15	0.43750
February 29	March 29	April 15	0.43750
2023
October 30	December 29	January 16, 2024	$0.43750
July 25	September 29	October 13	0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750

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

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator - Basic and Diluted
Net loss	$(101,227)	$(95,707)	$(120,212)	$(157,693)
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,450)
Net loss attributable to common shareholders - Basic	$(102,452)	$(96,932)	$(122,662)	$(160,143)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	56,268	56,173	56,242	56,116
Weighted average Class A common shares outstanding - Basic	56,268	56,173	56,242	56,116
Weighted average Class A common shares outstanding - Diluted	56,268	56,173	56,242	56,116

Loss per share attributable to Class A common shareholders - Basic	$(1.82)	$(1.73)	$(2.18)	$(2.85)
Loss per share attributable to Class A common shareholders - Diluted	$(1.82)	$(1.73)	$(2.18)	$(2.85)

No adjustments were made to the numerator for the three and six months ended June 30, 2024 and 2023, respectively, because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and six months ended June 30, 2024 and 2023, respectively, because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of the Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of June 30, 2024 and December 31, 2023, there were 98,398 and 361,645 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the six months ended June 30, 2024:

	Six Months Ended June 30, 2024
		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested restricted shares at beginning of period	361,645	$14.31

Share units granted	-
Restricted shares vested	(131,272)	13.48
Restricted shares forfeited	(131,975)	17.18
Unvested restricted shares at end of period	98,398	$11.55

The Company recognized $0.3 million and $0.6 million in compensation expense related to the restricted shares for the three months ended June 30, 2024 and 2023, respectively and $0.9 million and $1.4 million for the six months ended June 30, 2024 and 2023, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of June 30, 2024, there were approximately $0.8 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 0.7 years. As of June 30, 2023, there were approximately $3.1 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 1.4 years.

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

Overview

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each remaining location until such time as each property is sold. As of June 30, 2024, the Company’s portfolio consisted of interests in 22 properties comprised of approximately 2.8 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, and 352 acres of land. The portfolio consists of approximately 1.6 million square feet of GLA and 218 acres held by 13 consolidated properties (such properties, the “Consolidated Properties”) and 1.2 million square feet of GLA and 134 acres held by nine unconsolidated properties (such properties, the “Unconsolidated Properties”).

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

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

During the three months ended June 30, 2024, we agreed to sell one asset that was below book value resulting in the recognition of impairment losses of $0.6 million, which is included in impairment of real estate assets within the consolidated statements of operations. Additionally, during the three months ended June 30, 2024, the Company recognized an impairment charge of $85.8 million on its development property in Aventura, FL due to negotiations for rent relief with existing tenants that began during the second quarter of 2024 which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment. During the six months ended June 30, 2024, we recorded impairment losses of $87.5 million primarily due to changes in discount rates and residual capitalization rates between June 2023 and June 2024. We did not recognize any other-than-temporary impairment losses on our investments in unconsolidated entities during the three months and six months ended June 30, 2024. We continue to evaluate our portfolio, including our development plans, hold periods and, if applicable, offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

In order to achieve its objective, the Company intends to execute the following strategies:

•
Multi-tenant Retail: Our portfolio of four multitenant retail assets provides positive cash flow and are primarily leased to a variety of national credit tenants. As of June 30, 2024, this portfolio was 72.9% leased. A majority of our leases provide for the collection of recoveries from tenants based on the structure of our leases, providing an important inflation hedge. We are working to maximize value of these assets and position them for sale. Subsequent to June 30, 2024, one multitenant retail asset is in PSA negotiations.
•
Densification and Redevelopment Opportunities: In particular, we have identified various sites that we believe have the demand and demographic profile to support other uses such as residential, biotechnology, office and others. Given our fee ownership of these properties and control over parking lots and outparcels, we believe that these sites are well positioned for such value creation opportunities through entitlements, leasing and development. As of June 30, 2024, our full portfolio included approximately 352 acres of land, or an average of 15.3 acres per site, and our most significant geographic concentrations were in higher growth markets in California, Florida, Texas, and the Northeast. We have developed a number of properties to completion or near completion and have achieved leasing of 100% at UTC and 73% at Aventura.
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

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	$ Change
Revenue
Rental income	$4,166	$5,517	$(1,351)
Expenses
Property operating	(4,160)	(5,196)	1,036
Real estate taxes	(1,238)	(2,170)	932
Depreciation and amortization	(1,212)	(4,151)	2,939
General and administrative	(6,874)	(10,099)	3,225
Gain on sale of real estate, net	2,034	33,488	(31,454)
Gain on sale of interest in unconsolidated entities		7,323
Impairment of real estate assets	(86,388)	(104,467)	18,079
Equity in income (loss) of unconsolidated entities	(566)	(13,698)	13,132
Interest and other income, net	717	9,869	(9,152)
Interest expense	(6,282)	(12,528)	6,246

Rental Income

The following table presents the results for rental income for the three months ended June 30, 2024, as compared to the corresponding period in 2023 (in thousands):

	Three Months Ended June 30,		Three Months Ended June 30,
	2024		2023
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$4,332	104.0%	$9,306	168.7%	(4,974)
Straight-line rent (expense)	(179)	(4.3%)	(3,796)	(68.8)%	3,617
Amortization of the above/below market leases	13	0.3%	7	0.1%	6
Total rental income	$4,166	100.0%	$5,517	100.0%	$(1,351)

The decrease of $4.9 million in in-place retail lease rental income during 2024 is primarily due to property sales.

The decrease of $3.6 million in straight-line rental expense for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to write off of deferred rents related to property sales during the three months ended June 30, 2023.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including amortization of costs associated with share-based compensation awarded in prior years, professional fees, office expenses and overhead expenses.

The decrease of $3.2 million in general and administrative expenses for the three months ended June 30, 2024 was driven by a decrease in employee compensation due to reduced headcount and a reduction in consulting services.

Gain on Sale of Real Estate, Net

During the three months ended June 30, 2024, the Company sold four properties for aggregate consideration of $40.4 million and recorded a gain totaling $2.0 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the three months ended June 30, 2024, the Company recognized a $0.6 million impairment of real estate assets as a result of the Company entering a contract at a gross selling price below book value on one property and an $85.8 million impairment of real estate assets on the Company's development property in Aventura, FL due to negotiations for rent relief with existing tenants that began during the second quarter of 2024 which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment. The Company determined the fair value of this property by applying a discount to projected cash flows over the estimated hold period. During the three months ended June 30, 2023, the Company recognized $104.5 million of impairment losses as a result of recognizing an impairment on the Company's development property in Aventura, FL, which is included within the condensed consolidated statements of operations.

Equity in Loss of Unconsolidated Entities

The decrease of $13.1 million in loss of unconsolidated entities for the three months ended June 30, 2024 was driven by a $12.7 million other-than-temporary impairment charge recorded by one unconsolidated entity during the three months ended June 30, 2023 and was included in the equity in loss of consolidated entities on the consolidated statements of operations.

Interest and other income, net

The decrease of $9.1 million of interest and other income for the three months ended June 30, 2024 is driven by the recognition of $7.8 million of income related to the settlement with the D&O insurers for the three months ended June 30, 2023.

Interest Expense

The decrease of $6.2 million in interest expense for the three months ended June 30, 2024 was driven by partial Term Loan Facility pay downs between July 1, 2023 and June 30, 2024.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023

The following table presents selected data on comparative results from the Company's condensed consolidated statements of operations for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change

Revenue
Rental income	$9,891	$5,935	$3,956
Expenses
Property operating	(7,833)	(13,381)	5,548
Real estate taxes	(2,631)	(3,707)	1,076
Depreciation and amortization	(6,483)	(8,715)	2,232
General and administrative	(16,066)	(22,319)	6,253
Litigation settlement	—	-	-
Gain on sale of real estate, net	3,173	45,880	(42,707)
Gain (loss) on sale of interest in unconsolidated entities	-	7,323	(7,323)
Impairment of real estate assets	(87,536)	(107,043)	19,507
Equity in loss of unconsolidated entities	(187)	(50,070)	49,883
Interest and other income	2,140	15,454	(13,314)
Interest expense	(13,293)	(27,730)	14,437

Rental Income

The following table presents the results for rental income for the six months ended June 30, 2024, as compared to the corresponding period in 2023 (in thousands):

	Six Months Ended June 30,		Six Months Ended June 30,
	2024		2023
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$10,111	102.2%	$20,564	346.5%	$(10,453)
Straight-line rent (expense) income	(246)	-2.5%	(14,638)	-246.6%	14,392
Amortization of above/below market leases	26	0.3%	9	0.1%	17
Total rental income	$9,891	100.0%	$5,935	100.0%	$3,956

The decrease of $10.4 million in in-place retail lease rental income during 2024 is primarily due to property sales.

The decrease of $14.4 million in straight-line rental expense for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to write off of deferred rents related to property sales during the six months ended June 30, 2023.

Property Operating Expenses

The decrease of $5.5 million in property operating expense for the six months ended June 30, 2024 was due primarily to asset sales offset by insurance refunds for sold properties that were less than the estimated receivables.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including amortization of costs associated with share-based compensation awarded in prior years, professional fees, office expenses and overhead expenses.

The decrease of $6.3 million in general and administrative expenses for the six months ended June 30, 2024 was driven by a decrease in employee compensation due to reduced headcount and a reduction in consulting services.

Gain on Sale of Real Estate, Net

During the six months ended June 30, 2024, the Company sold nine properties for aggregate consideration of $87.7 million and recorded a gain totaling $3.2 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the six months ended June 30, 2024, the Company recognized $1.7 million impairment of real estate assets as a result of the Company accepting offers below book value on three properties and an $85.8 million impairment of real estate assets on the Company's development property in Aventura, FL due to negotiations for rent relief with existing tenants that began during the second quarter of 2024 which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment. The Company determined the fair value of this property by applying a discount to projected cash flows over the estimated hold period. During the six months ended June 30, 2023, the Company recognized $107.0 million of impairment losses as a result of recognizing an impairment on the Company's development property in Aventura, FL, which is included within the condensed consolidated statements of operations.

Equity in Loss of Unconsolidated Entities

The decrease of $49.9 million in loss of unconsolidated entities for the six months ended June 30, 2024 was driven by a $70.8 million impairment charge recorded by one unconsolidated entity during the six months ended June, 2023. The Company's share of the impairment was $35.4 million and was included in the equity in loss of consolidated entities on the consolidated statements of operations. An other-than-temporary loss of $12.7 million was also recorded for the six months ended June 30, 2023.

Interest and other income, net

The decrease of $13.3 million of interest and other income for the six months ended June 30, 2024 is driven by the recognition of $11.6 million of income related to the settlement with the D&O insurers for the six months ended June 30, 2023.

Interest Expense

The decrease of $14.4 million in interest expense for the six months ended June 30, 2024 was driven by partial Term Loan Facility pay downs between July 1, 2023 and June 30, 2024.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the six months ended June 30, 2024 and the Company recorded net operating cash outflows of $24.2 million. Additionally, the Company generated investing cash inflows of $57.4 million during the six months ended June 30, 2024, which were driven by asset sales and partially offset by development expenditures.

Obligations are projected to continue to exceed property rental income and we expect to fund such obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to, sales of Consolidated Properties, sale of interests in Unconsolidated Properties and alternative financing transactions, subject to any approvals that may be required under the Term Loan Agreement. Below is our sales activity since we began our capital recycling program:

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
o
From the approval of the Plan of Sale on October 24, 2022 through June 30, 2024, we sold 85 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $945.7 million of gross proceeds.
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
o
From the approval of the Plan of Sale on October 24, 2022 through June 30, 2024, we sold our interests in eight Unconsolidated Properties and generated approximately $140.7 million of gross proceeds.
•
Unconsolidated Properties. As of June 30, 2024, we had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;

As of August 14, 2024, we had two assets under contract for sale with no due diligence contingencies for total anticipated proceeds of $51.9 million and three assets under contract for sale subject to customary due diligence for total anticipated proceeds of $86.7 million. All five assets are subject to closing conditions.

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

During the six months ended June 30, 2024, we have repaid $80.0 million against the principal of the Term Loan Facility. Our outstanding balance as of June 30, 2024, is $280.0 million.

See Note 1 – Organization of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of liquidity and the substantial doubt about the Company's ability to continue as a going concern.

Cash Flows for the Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2024 and 2023, respectively (in thousands):

	Six Months Ended June 30,
	2024	2023	$ Change
Net cash used in operating activities	$(24,152)	$(31,527)	$7,375
Net cash provided by investing activities	57,362	506,792	(449,430)
Net cash used in financing activities	(82,395)	(482,450)	400,055

Cash Flows from Operating Activities

Significant components of net cash used in operating activities include:

- In 2024, a decrease in rental income and a decrease to accounts payable, accrued expenses and other liabilities, partially offset by a decrease to tenant and other receivables and receipt of distributions from and unconsolidated entity.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

−
In 2024, $83.0 million of net proceeds from the sale of real estate, offset by development of real estate of ($22.4) million and investments in unconsolidated entities of ($3.2) million; and
−
In 2023, $518.4 million of net proceeds from the sale of real estate and net proceeds for the disposition of interests in unconsolidated entities of $ $49.4 million offset by development of real estate of ($49.9) million and investments in unconsolidated entities of ($11.1) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

−
In 2024, ($80.0) million cash repayment of Term Loan Facility principal and cash payments of preferred dividends, ($2.5) million; and
−
In 2023, ($480.0) million cash repayment of Term Loan Facility principal and cash payments of preferred dividends, ($2.5) million.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during the six months ended June 30, 2024 and 2023, respectively.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2024 and 2023:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2024
July 31	September 30	October 15	$0.43750
May 2	June 28	July 15	0.43750
February 29	March 29	April 15	0.43750
2023
October 30	December 29	January 16, 2024	$0.43750
July 25	September 29	October 13	0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750

The Board of Trustees will determine future distributions on the Company's common shares following the pay down of the Term Loan Facility.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of June 30, 2024 and December 31, 2023, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2023.

Capital Expenditures

During the three and six months ended June 30, 2024, the Company invested $9.9 million and $22.4 million, respectively in our consolidated development and operating properties and an additional $0.3 million and $3.2 million, respectively into our unconsolidated joint ventures, as we continue to advance our business plans, including our previously announced projects.

During the three and six months ended June 30, 2023, the Company invested $17.9 million and $49.9 million, respectively in our consolidated development and operating properties and an additional $3.5 million and $11.1 million, respectively into our unconsolidated joint ventures.

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

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws. The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. The Company intends to vigorously defend itself against the allegations.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2023 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the six months ended June 30, 2024, there were no material changes to these policies.

Non-GAAP Supplemental Financial Measures and Definitions

The Company makes reference to NOI-cash basis and NOI-cash basis at share which are financial measures that include adjustments to GAAP.

Net Operating Income (Loss)-cash basis (“NOI”-cash basis) and Net Operating Income (Loss)-cash basis at share ("NOI-cash basis at share")

NOI - cash basis is defined as income from property operations less property operating expenses, adjusted for variable items such as termination fee income, as well as non-cash items such as straight-line rent and amortization of lease intangibles. Other real estate companies may use different methodologies for calculating NOI-cash basis, and accordingly the Company’s depiction of NOI-cash basis may not be comparable to other real estate companies. The Company believes NOI-cash basis provides useful information regarding Seritage, its financial condition, and results of operations because it reflects only those income and expense items that are incurred at the property level.

The Company also uses NOI-cash basis at share, which includes its proportional share of Unconsolidated Properties. The Company does not control any of the joint ventures constituting such properties and NOI-cash basis at share does not reflect our legal claim with respect to the economic activity of such joint ventures. We have included this adjustment because the Company believes this form of presentation offers insights into the financial performance and condition of the Company as a whole given our ownership of
Unconsolidated Properties that are accounted for under GAAP using the equity method. The operating agreements of the Unconsolidated Properties generally allow each investor to receive cash distributions to the extent there is available cash from operations. The amount of cash each investor receives is based upon specific provisions of each operating agreement and varies depending on certain factors including the amount of capital contributed by each investor and whether any investors are entitled to preferential distributions.

The Company also considers NOI-cash basis and NOI-cash basis at share to be a helpful supplemental measure of its operating performance because it excludes from NOI variable items such as termination fee income, as well as non-cash items such as straight-line rent and amortization of lease intangibles.

Due to the adjustments noted, NOI-cash basis and NOI-cash basis at share should only be used as an alternative measure of the Company’s financial performance.

Reconciliation of Non-GAAP Financial Measures to GAAP Financial Measures

Neither NOI-cash basis nor NOI-cash basis at share are measures that (i) represent cash flow from operations as defined by GAAP; (ii) are indicative of cash available to fund all cash flow needs, including the ability to make distributions; (iii) are alternatives to cash flow as a measure of liquidity; or (iv) should be considered alternatives to net income (which is determined in accordance with GAAP) for purposes of evaluating the Company’s operating performance. Reconciliations of these measures to the respective GAAP measures we deem most comparable are presented below on a comparative basis for all periods.

The following table reconciles NOI-cash basis and NOI-cash basis at share to GAAP net loss for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
NOI-cash basis and NOI-cash basis at share	2024	2023	2024	2023
Net loss	$(101,227)	$(95,707)	$(120,212)	$(157,693)
Management and other fee income	(50)	(367)	(98)	(629)
Depreciation and amortization	1,212	4,151	6,483	8,715
General and administrative expenses	6,874	10,099	16,066	22,319
Equity in loss of unconsolidated entities	566	13,698	187	50,070
Gain on sale of interest in unconsolidated entities	-	(7,323)	-	(7,323)
Gain on sale of real estate, net	(2,034)	(33,488)	(3,173)	(45,880)
Impairment of real estate assets	86,388	104,467	87,536	107,043
Interest and other income, net	(717)	(9,869)	(2,140)	(15,454)
Interest expense	6,282	12,528	13,293	27,730
Provision (Benefit) for income taxes	1,474	(38)	1,485	(51)
Straight-line rent	179	3,796	246	14,638
Above/below market rental expense	38	45	76	93
NOI-cash basis	$(1,015)	$1,992	$(251)	$3,578
Unconsolidated entities
Net operating income of unconsolidated entities	1,020	1,301	2,551	2,959
Straight-line rent	(133)	(294)	(321)	(440)
Above/below market rental expense	(9)	(3)	(18)	2
NOI-cash basis at share	$(137)	$2,996	$1,961	$6,099

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

Changes in Internal Controls over Financial Reporting

Other than described above, there were no other changes in internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws. The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. The Company intends to vigorously defend itself against the allegations.

Item 1A. Risk Factors

Please refer to Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2023 for a description of certain material risks and uncertainties to which our business, financial condition and results of operations are subject. Except as set forth below, there have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2023.

We have been, and in the future may be, subject to securities class action and other litigation, which may harm our business and results of operations.

We are involved in legal proceedings related to various matters, including securities litigation, and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 9 – Commitments and Contingencies to our unaudited interim condensed consolidated financial statements contained in Part I, Item I, on July 1, 2024, a purported shareholder of the Company filed a class action lawsuit alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. The Company intends to vigorously defend itself against the allegations but there can be no assurance as of outcome. An unfavorable outcome in this litigation and other legal proceedings may have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)
None.
b)
None.

c)
During the three and six months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SERITAGE GROWTH PROPERTIES

Dated: August 14, 2024	/s/ Andrea Olshan
	By:	Andrea Olshan
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2024	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)