Form 10-Q
period 2024-09-30
Seritage Growth Properties
filed 2024-11-12
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 11, 2024, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,268,317
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Investment in real estate
Land	$65,009	$102,090
Buildings and improvements	235,330	344,972
Accumulated depreciation	(37,915)	(36,025)
	262,424	411,037
Construction in progress	92,597	135,305
Net investment in real estate	355,021	546,342
Real estate held for sale	46,607	39,332
Investment in unconsolidated entities	199,307	196,437
Cash and cash equivalents	85,599	134,001
Restricted cash	12,613	15,699
Tenant and other receivables, net	8,508	12,246
Lease intangible assets, net	1,109	886
Prepaid expenses, deferred expenses and other assets, net	26,258	28,921
Total assets (1)	$735,022	$973,864

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility	$280,000	$360,000
Accounts payable, accrued expenses and other liabilities	36,228	50,700
Total liabilities (1)	316,228	410,700

Commitments and Contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,268,317 and 56,194,727 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	562	562
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of September 30, 2024 and December 31, 2023; liquidation preference of $70,000	28	28
Additional paid-in capital	1,363,148	1,361,742
Accumulated deficit	(946,202)	(800,342)
Total shareholders' equity	417,536	561,990
Non-controlling interests	1,258	1,174
Total equity	418,794	563,164
Total liabilities and equity	$735,022	$973,864

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets, as of September 30, 2024, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $3.3 million of land, $2.8 million of building and improvements, $(0.9) million of accumulated depreciation and $2.6 million of other assets included in other line items. The Company's consolidated balance sheets as of December 31, 2023, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $3.3 million of land, $2.8 million of building and improvements, $(0.8) million of accumulated depreciation and $2.4 million of other assets included in other line items.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
REVENUE
Rental income	$2,899	$4,525	$12,790	$10,459
Management and other fee income	352	523	450	1,152
Total revenue	3,251	5,048	13,240	11,611
EXPENSES
Property operating	4,258	4,564	12,091	17,945
Abandoned project costs	5,732	—	5,732	—
Real estate taxes	971	1,204	3,602	4,910
Depreciation and amortization	4,377	2,913	10,860	11,628
General and administrative	7,178	8,030	23,244	30,349
Total expenses	22,516	16,711	55,529	64,832
Gain on sale of real estate, net	4,184	18,506	7,357	64,386
Gain (loss) on sale of interest in unconsolidated entities	—	(916)	—	6,407
Impairment of real estate assets	—	—	(87,536)	(107,043)
Equity in income (loss) of unconsolidated entities	118	993	(69)	(49,077)
Interest and other income (expense), net	(872)	2,030	1,268	17,484
Interest expense	(6,051)	(9,763)	(19,344)	(37,493)
Loss before income taxes	(21,886)	(813)	(140,613)	(158,557)
Provision for income taxes	(87)	(89)	(1,572)	(38)
Net loss	(21,973)	(902)	(142,185)	(158,595)
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net loss attributable to Seritage common shareholders	$(23,198)	$(2,127)	$(145,860)	$(162,270)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(0.41)	$(0.04)	$(2.59)	$(2.89)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(0.41)	$(0.04)	$(2.59)	$(2.89)
Weighted-average Class A common shares outstanding - Basic	56,268	56,183	56,251	56,139
Weighted-average Class A common shares outstanding - Diluted	56,268	56,183	56,251	56,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2023	56,053	$561	2,800	$28	$1,360,411	$(640,531)	$2,130	$722,599
Net loss	—	—	—	—	—	(158,595)	—	(158,595)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	(3,675)	—	(3,675)
Vesting of restricted share units	130	1	—	—	(1)	—	—	—
Share-based compensation	—	—	—	—	2,109	—	—	2,109
Sale of consolidated VIEs	—	—	—	—	(1,135)	—	(1,082)	(2,217)
Contributions to consolidated VIEs	—	—	—	—	—	—	41	41
Balance at September 30, 2023	56,183	$562	2,800	$28	$1,361,384	$(802,801)	$1,089	$560,262

Balance at January 1, 2024	56,195	$562	2,800	$28	$1,361,742	$(800,342)	$1,174	$563,164
Net loss	—	—	—	—	—	(142,185)	—	(142,185)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	(3,675)	—	(3,675)
Vesting of restricted share units	73	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,406	—	—	1,406
Contributions to consolidated VIEs	—	—	—	—	—	—	84	84
Balance at September 30, 2024	56,268	$562	2,800	$28	$1,363,148	$(946,202)	$1,258	$418,794

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at July 1, 2023	56,183	$562	2,800	$28	$1,360,718	$(800,674)	$1,048	$561,682
Net loss	—	—	—	—	—	(902)	-	(902)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Share-based compensation	—	—	—	—	666	—	—	666
Contributions to consolidated VIEs	—	—	—	—	—	—	41	41
Balance at September 30, 2023	56,183	$562	2,800	$28	$1,361,384	$(802,801)	$1,089	$560,262

Balance at July 1, 2024	56,268	$562	2,800	$28	$1,362,864	$(923,004)	$1,229	$441,679
Net loss	—	—	—	—	—	(21,973)	—	(21,973)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Share-based compensation	—	—	—	—	284	—	—	284
Contributions to consolidated VIEs	—	—	—	—	—	—	29	29
Balance at September 30, 2024	56,268	$562	2,800	$28	$1,363,148	$(946,202)	$1,258	$418,794

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(142,185)	$(158,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	69	49,077
Gain on sale of interest in unconsolidated entities	—	(6,407)
Distributions from unconsolidated entities	6,144	—
Gain on sale of real estate, net	(7,357)	(64,386)
Impairment of real estate assets	87,536	107,043
Share-based compensation	1,406	2,074
Depreciation and amortization	10,860	11,628
Amortization of deferred financing costs	—	246
Amortization of above and below market leases, net	145	138
Straight-line rent adjustment	251	16,142
Abandoned project costs	5,732	—
Non-cash lease expenses	640	—
Change in operating assets and liabilities
Tenants and other receivables	5,164	4,841
Prepaid expenses, deferred expenses and other assets	(2,830)	2,337
Accounts payable, accrued expenses and other liabilities	(5,196)	(6,159)
Net cash used in operating activities	(39,621)	(42,021)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(9,027)	(11,948)
Net proceeds from disposition of interests in unconsolidated entities	—	141,643
Distributions from unconsolidated entities	13	—
Net proceeds from sale of real estate	106,472	577,451
Development of real estate	(25,734)	(61,582)
Net cash provided by investing activities	71,724	645,564
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan	(80,000)	(630,000)
Preferred dividends paid	(3,675)	(3,675)
Contributions from non-controlling member of consolidated VIEs	84	41
Net cash used in financing activities	(83,591)	(633,634)
Net decrease in cash and cash equivalents	(51,488)	(30,091)
Cash and cash equivalents, and restricted cash, beginning of period	149,700	144,939
Cash and cash equivalents, and restricted cash, end of period	$98,212	$114,848

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2024	2023
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$134,001	$133,480
Restricted cash at beginning of period	15,699	11,459
Cash and cash equivalents and restricted cash at beginning of period	$149,700	$144,939

Cash and cash equivalents at end of period	$85,599	$98,886
Restricted cash at end of period	12,613	15,962
Cash and cash equivalents and restricted cash at end of period	$98,212	$114,848

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$18,345	$39,093
Capitalized interest	—	3,096
Income taxes paid	1,572	38
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$9,413	$21,668
Preferred dividends declared and unpaid	1,225	1,225
Transfer to / (from) real estate assets held for sale	7,275	(345,001)

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each remaining location until such time as each property is sold. As of September 30, 2024, the Company’s portfolio consisted of interests in 21 properties comprised of approximately 2.7 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, and 342 acres of land. The portfolio consists of approximately 1.5 million square feet of GLA and 208 acres held by 12 consolidated properties (such properties, the “Consolidated Properties”) and 1.2 million square feet of GLA and 134 acres held by nine unconsolidated properties (such properties, the “Unconsolidated Properties”).

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale allows Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of September 30, 2024, Mr. Lampert owns approximately 24.0% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

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

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations and certain development expenditures incurred during the nine months ended September 30, 2024 and the Company incurred net operating cash outflows of $39.6 million. Additionally, the Company generated investing cash inflows of $71.7 million during the nine months ended September 30, 2024, which were driven by asset sales partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, but not limited to, cash on hand, sales of Consolidated and Unconsolidated Properties and potential financing transactions. During the nine months ended September 30, 2024, the Company sold 10 Consolidated Properties for gross proceeds of $111.7 million and made aggregate principal prepayments of $80.0 million on the Term Loan Facility, reducing the outstanding Term Loan Facility balance to $280.0 million as of September 30, 2024. Subsequent to September 30, 2024, the Company sold one Consolidated Property for gross proceeds of $17.1 million and made an additional principal payment of $25.0 million, reducing the balance of the Term Loan Facility to $255.0 million as of November 12, 2024.

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

As of November 12, 2024, there are two Consolidated Properties under contract for aggregate gross proceeds of $33.7 million and there are three Unconsolidated Properties under contract at a gross price of $54.2 million at share. Additionally, the Company is currently negotiating sales for aggregate gross proceeds of $100.7 million which are not included in the going concern calculation. The Company intends to use proceeds from sales or alternative financing arrangements to satisfy its Obligations. The Company continues to monetize its assets, however, the timing of sales and the amount of proceeds from future sales are not under the Company's control and therefore, cannot be deemed probable.

The anticipated proceeds from the sales of assets under contract and existing cash on hand, would not allow the Company to fund its Obligations because the Term Loan Facility which matures July 31, 2025 is presently a current Obligation and as of the filing date the Company has not secured alternative financing. As a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. Substantial doubt about the Company’s ability to continue as a going concern will continue until assets under contract are sufficient to increase the Company's projected cash flows or alternative financing arrangements have been made such that they exceed the Company's Obligations.

The Company has not entered into any alternative financing arrangements as of the date of the financial statements. The Company has begun to seek alternative financing arrangements, including discussions with its existing lender regarding a potential extension of the Term Loan Facility. As of the filing of this Form 10-Q, the Company does not have any actionable offers to refinance the Term Loan Facility.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2023. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three and nine months ended September 30, 2024 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2024. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their Consolidated Properties, and all other entities in which the Company has a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates those entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of September 30, 2024, the Company consolidates one VIE in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entity, specifically surrounding the development plan. As of September 30, 2024 and December 31, 2023, the Company has several investments in unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of September 30, 2024, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

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

Expenditures for ordinary repairs and maintenance will be expensed as incurred. Significant renovations which improve the property or extend the useful life of the assets are capitalized. As real estate is undergoing redevelopment activities, all amounts directly associated with and attributable to the project, including planning, development and construction costs, interest costs, personnel costs of employees directly involved, and other miscellaneous costs incurred during the period of redevelopment, are capitalized. The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete. The Company expenses costs previously capitalized but not yet placed in service that are determined to be not recoverable. For the three and nine months ended September 30, 2024, the Company expensed $5.7 million of costs that were previously capitalized in construction in progress on account of a tenant that defaulted on its lease prior to opening and redevelopment costs on a property which the Company is not currently pursuing entitlements. These costs are included in abandoned projects on the consolidated statements of operations.

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

The Company, on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects and the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company did not recognize any impairment charges for the three months ended September 30, 2024 and 2023, respectively. The Company recognized impairment charges of $87.5 million and $107.0 million during the nine months ended September 30, 2024 and 2023, respectively.

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received.

The following table summarizes our gain on sale of real estate, net during the three and nine months ended September 30, 2024 and 2023 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Dispositions to third parties
Gross proceeds	$24.0	$62.9	$111.7	$602.4
Gain on sale of real estate, net	4.2	18.5	7.4	64.4

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

As of September 30, 2024, three properties were classified as held for sale with assets of $46.6 million and no liabilities, and, as of December 31, 2023, six properties were classified as held for sale with assets of $39.3 million and no liabilities.

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

The Company recorded no other-than-temporary impairment losses in investments in unconsolidated entities for the three and nine months ended September 30, 2024. The Company recorded no other-than-temporary impairment losses for the three months ended September 30, 2023 and $12.7 million for the nine months ended September 30, 2023.

Restricted Cash

As of September 30, 2024 and December 31, 2023, respectively, restricted cash represents cash collateral for letters of credit, cash held in escrow and cash escrowed for development purposes.

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

The Company periodically reviews its receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectability of substantially all future lease payments from a specified lease is not probable of collection, at which point, the Company will begin recognizing revenue on a cash basis, based on actual amounts received. Any receivables that are deemed to be uncollectible are recognized as a reduction to rental income in the Company’s condensed consolidated statements of operations. If future circumstances change such that the Company believes that it is reasonably certain that the Company will collect all rental income remaining on such leases, the Company will resume accruing rental income and recognize a cumulative catch up for previously written-off receivables. The Company recognized rental income on a cash basis for certain tenants starting in the third quarter of 2024.

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

Management and Other Fee Income

Management and other fee income represents property management, leasing and development fees for services performed for the benefit of certain unconsolidated entities.

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

Management determined that property and asset management and development management services each represent a series of stand-ready performance obligations satisfied over time with each day of service being a distinct performance obligation. For property and asset management services, the Company is typically compensated for its services through a monthly management fee earned based on a specified percentage of monthly rental income or rental receipts generated from the property under management. For development services, the Company is typically compensated for planning, administering and monitoring the design and construction of projects within our unconsolidated entities based on a percentage of project costs or a fixed fee. Revenues from such management contracts are recognized over the life of the applicable contract.

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

Share-Based Compensation

The Company generally recognizes equity awards to employees as compensation expense and includes such expense within general and administrative expenses in the condensed consolidated statements of operations. Compensation expense for equity awards is based on the grant date fair value of the awards. Compensation expense is recognized ratably over the vesting period for awards with time-based vesting and awards with market-based vesting conditions (e.g., total shareholder return). For awards with performance-based vesting determined by Company operating criteria, the Company recognizes compensation expense at the date the achievement of performance criteria is deemed probable for the amount which would have been recognized ratably from the date of the grant through the date the achievement of performance criteria is deemed probable, and then ratably from the date the achievement of performance criteria is deemed probable through the remainder of the vesting period. The Company utilized a third-party valuation firm to measure the grant date fair value of restricted stock unit awards with market-based criteria using the Monte Carlo model. Forfeitures are recorded on an actual basis.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of September 30, 2024, the Company has one tenant that comprises 12.5% of annualized based rent, with no other tenants exceeding 10.0% of annualized based rent. The Company’s portfolio of thirteen Consolidated Properties and nine Unconsolidated Properties was diversified by location across eight states.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-7 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. ASU 2023-07 will be effective for the year end December 31, 2024. The Company is currently evaluating the impact of the guidance on its consolidated financial statements.

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

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of September 30, 2024 and December 31, 2023 (in thousands):

September 30, 2024
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$2,858	$(1,789)	$1,069
Above-market leases, net	534	(494)	40
Total	$3,392	$(2,283)	$1,109

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$(1,865)	$765	$(1,100)
Total	$(1,865)	$765	$(1,100)

December 31, 2023
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$1,541	$(655)	$886
Total	$1,541	$(655)	$886

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,304	$(456)	$848
Total	$1,304	$(456)	$848

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in a reduction in rental income of $18.6 thousand for the three months ended September 30, 2024 and additional rental income of $0.1 million for the three months ended September 30, 2023, respectively. Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $7.0 thousand and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $50.7 thousand and $0.1 million for three months ended September 30, 2024 and 2023, respectively and $0.2 million and $0.2 million for nine months ended September 30, 2024 and 2023, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $0.3 million and $0.1 million for the three months ended September 30, 2024 and 2023, respectively and $0.3 million and $0.3 million for the nine months ended September 30, 2024 and 2023, respectively. Future amortization of these leases intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
Remainder of 2024	$7	$51	$48
2025	56	203	143
2026	84	203	92
2027	84	203	92
2028	84	203	92
2029	84	203	92
Thereafter	667	8,824	510

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

As of September 30, 2024, the Company had investments in seven unconsolidated entities as follows:

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

		September 30, 2024
Unconsolidated Entities	Contribution Date	Contribution Value	Gain (Loss)
2019
Tech Ridge JV (1)	September 27, 2019	$3.0	$0.1

(1)
The Tech Ridge JV is subject to a revaluation primarily based upon the number of residential units constructed by the Tech Ridge JV. The Contribution Value cannot be less than $2.75 million.

Summarized Financial Information for Unconsolidated Entities

The following tables present summarized financial data for UTC JV (in thousands):

	September 30, 2024	December 31, 2023
ASSETS
Investment in real estate
Land	$27,992	$27,992
Buildings and improvements	158,227	149,625
Accumulated depreciation	(11,094)	(6,592)
	175,125	171,025
Construction in progress	2,661	2,362
Net investment in real estate	177,786	173,387
Cash and cash equivalents	3,849	7,355
Tenant and other receivables, net	12,120	11,289
Other assets, net	2,614	11,927
Total assets	$196,369	$203,958

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	6,492	18,133
Total liabilities	6,492	18,133

Members' Interest
Additional paid in capital	184,376	180,628
Retained earnings	5,501	5,197
Total members' interest	189,877	185,825
Total liabilities and members' interest	$196,369	$203,958
Carrying value of Company's investments in equity investments	$99,612	$97,018

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	$5,371	$6,087	$14,420	$9,597
Property operating expenses	(1,497)	(891)	(3,843)	(2,315)
Depreciation and amortization	(1,564)	(1,217)	(4,604)	(3,157)
Operating income	2,310	3,979	5,973	4,125
Other expenses	(127)	38	(472)	(22)
Net income	$2,183	$4,017	$5,501	$4,103
Equity in income (loss) of unconsolidated entities (1)	$1,128	$2,008	$2,862	$2,051

(1)
Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The following tables present combined condensed financial data for the Company’s unconsolidated entities, excluding UTC JV (in thousands):

	September 30, 2024	December 31, 2023
ASSETS
Investment in real estate
Land	$117,439	$117,439
Buildings and improvements	96,221	96,016
Accumulated depreciation	(46,197)	(43,070)
	167,463	170,385
Construction in progress	75,154	104,866
Net investment in real estate	242,617	275,251
Cash and cash equivalents	12,813	2,795
Tenant and other receivables, net	73	6
Other assets, net	19,190	34,098
Total assets	$274,693	$312,150

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Accounts payable, accrued expenses and other liabilities	25,179	65,522
Total liabilities	25,179	65,522

Members' Interest
Additional paid in capital	255,115	340,311
Accumulated deficit	(5,601)	(93,683)
Total members' interest	249,514	246,628
Total liabilities and members' interest	$274,693	$312,150
Carrying value of Company's investments in equity investments	$99,695	$99,419

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Total revenue	$285	$1,875	$1,179	$9,740
Property operating expenses	(1,236)	(1,109)	(3,732)	(5,530)
Depreciation and amortization	(1,046)	(3,019)	(3,141)	(10,616)
Operating loss	(1,997)	(2,253)	(5,694)	(6,406)
Other expenses	54	(18)	(53)	(349)
Gains (losses) and (impairments)	—	277	3	(95,441)
Net loss	$(1,943)	$(1,994)	$(5,744)	$(102,196)
Equity in income (loss) of unconsolidated entities (1)	$(1,010)	$(1,015)	$(2,931)	$(51,128)

(1)
Equity in loss of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. The Company utilizes internally prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. As a result of the Company's analysis, no other-than-temporary impairments were recorded for the three and nine months ended September 30, 2024. The Company recorded no other-than-temporary impairments for the three months ended September 30, 2023 and $12.7 million for the nine months ended September 30, 2023.

As of September 30, 2024, the Company has put rights for five assets in three of its joint ventures, however since these properties are vacant, the threshold to exercise these put rights has not been met. During the year ended December 31, 2023, the Company closed on the sale of four of the previously exercised put rights and as of December 31, 2023 the sale of all exercised put rights have closed. The Company’s partners assess impairment on its underlying assets pursuant to ASC 360, Property, Plant and Equipment and recorded an impairment on Unconsolidated Properties of $70.8 million for the nine months ended September 30, 2023. No such impairments were recorded for the three months ended September 30, 2024 and 2023 and the nine months ended September 30, 2024. The Company's share of these impairment charges is included in equity in income (loss) of unconsolidated entities on the condensed consolidated statements of operations.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. During the three months ended September 30, 2024 and 2023, the Company recorded management and related fees of $0.3 million and $0.5 million, respectively. During the nine months ended September 30, 2024 and 2023, the Company recorded management and related fees of $0.4 million and $1.2 million, respectively. These fees are included in management and other fee income on the condensed consolidated statements of operations. Refer to Note 2 for the Company’s accounting policies.

Note 5 – Leases

Lessor Disclosures

Future contractual minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of September 30, 2024 are approximately as follows:

(in thousands)	September 30, 2024
Remainder of 2024	$4,784
2025	18,553
2026	18,525
2027	17,266
2028	14,874
2029	13,891
Thereafter	81,551
Total	$169,444

The components of lease revenues for the three and nine months ended September 30, 2024 and 2023 were as follows:

(in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Fixed rental income	$1,558	$5,903	$10,366	$25,959
Variable rental income	1,365	119	2,668	627
Total rental income	$2,923	$6,022	$13,034	$26,586

Total rental income for three and nine months ended September 30, 2024, the Company recognized rental income on a cash basis for certain tenants that are negotiating rent relief.

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of September 30, 2024, and December 31, 2023, the outstanding amount of right-of-use, or ROU, assets were $11.9 million and $14.4 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the condensed consolidated balance sheets. As of September 30, 2024 and December 31, 2023, the outstanding lease liabilities were $1.5 million and $5.2 million, respectively which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The Company recorded rent expense related to leased corporate office space of $0.5 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively and $1.3 million and $0.8 million for the nine months ended September 30, 2024 and 2023, respectively. Such rent expense is classified within general and administrative expenses in the condensed consolidated statements of operations.

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

In addition, the Company recorded ground rent expense of approximately $11.2 thousand and $11.2 thousand for the three months ended September 30, 2024 and 2023, respectively and $33.7 thousand and $33.7 thousand for nine months ended September 30, 2024 and 2023, respectively. Such ground rent expense is classified within property operating expenses in the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $0.3 million for the remainder of 2024, $0.7 million in 2025, $45.0 thousand in 2026, $45.0 thousand in 2027, $45.0 thousand in 2028, $45.0 thousand in 2029 and $2.0 million for the periods thereafter. The present value discount is ($1.5) million.

The following table sets forth information related to the measurement of our lease liabilities as of September 30, 2024:

September 30, 2024
Weighted-average remaining lease term (in years)	16.1
Weighted-average discount rate	7.69%
Cash paid for operating leases (in thousands)	$2,868

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing and includes a $400.0 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230.0 million voluntary prepayment, reducing the unpaid principal balance to $800.0 million, and the debt maturity was extended for two years to July 31, 2025. The Company made additional voluntary prepayments in 2023 aggregating $440.0 million and additional voluntary prepayments aggregating $80.0 million during the nine months ended September 30, 2024, reducing the unpaid principal balance to $280.0 million at September 30, 2024. Subsequent to September 30, 2024, the Company made an additional principal payment of $25.0 million, reducing the balance of the Term Loan Facility to $255.0 million as of November 12, 2024.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the condensed consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of September 30, 2024, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

As of September 30, 2024, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below), which was executed on June 16, 2022, eliminated this requirement. There are no other impacts under the Term Loan Facility from non-compliance with the financial metrics described above.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which were recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the initial term of the Term Loan Agreement. As of September 30, 2024 and December 31, 2023, the Company's debt issuance costs were fully amortized.

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

As of September 30, 2024, the Company has paid down a total of $1.32 billion towards the Term Loan’s principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of September 30, 2024 was $280.0 million. Subsequent to September 30, 2024, the Company made an additional principal payment of $25.0 million, reducing the balance of the Term Loan Facility to $255.0 million as of November 12, 2024.

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

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $5.8 million and $11.8 million for the three months ended September 30, 2024 and 2023, respectively and $35.7 million and $50.3 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company has recorded a full valuation allowance of $234.5 million against the deferred tax asset (“DTA”) pursuant to ASC 740, as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilized to offset any taxes due on those gains to the extent of the DTAs.

The Company’s effective federal tax rate of 0% differs from the U.S. statutory rate of 21% in 2024 due to the continuing operating losses offset by the change in the valuation allowance.

The significant components of the Company’s deferred tax assets of $234.5 million as of September 30, 2024 consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of September 30, 2024 and December 31, 2023, respectively.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of September 30, 2024. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company's assets measured at fair value on a non-recurring basis as of September 30, 2024 and December 31, 2023 (in thousands), aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2024	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$167,462	$28,000	$-	$139,462

	Balance	Fair Value Measurements Using
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$207,968	$6,000	$5,000	$196,968
Impaired right-of-use assets	3,020	-	-	3,020
Other-than-temporary impaired investments in unconsolidated entities	14,739	-	14,739	-

No impairments were taken during the three months ended September 30, 2024 and 2023. Due to negotiations for rent relief with existing tenants that began during the second quarter of 2024, and, in certain circumstances excluding Aventura, agreeing to sell below carrying value, the Company recognized $ 87.5 million for the nine months ended September 30, 2024. Due to increasing development and construction costs, deteriorating market conditions and, in certain circumstances excluding Aventura, agreeing to sell below carrying value, the Company recognized $107.0 million of impairment losses during the nine months ended September 30, 2023.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company reviews the carrying value in its investments in unconsolidated entities at each reporting period. The Company recorded no other-than-temporary impairment losses in investments in unconsolidated entities for the three and nine months ended September 30, 2024 and the nine months ended September 30, 2024. The Company recorded other-than-temporary impairment losses of $12.7 million for the nine months ended September 30, 2023.

For the nine months ended September 30, 2024, the Company estimated fair value of certain assets based on a discounted cash flow analysis using a discount rate 11.0% and a residual capitalization rate 6.75%. For the year ended December 31, 2023, the Company estimated fair value of certain assets based on a discounted cash flow analysis using a discount rate of 6.9% to 7.5% and residual capitalization rate of 6.0%. As significant inputs to the model are unobservable, the Company has determined that the fair values of these properties are classified within Level 3 of the fair value reporting hierarchy. The Company estimated fair value of certain assets based on letters of intent and bids which are subject to judgment as to comparability to the valued property. Because these inputs are derived from observable market data, we have determined that the fair values of these properties are classified within Level 2 of the fair value hierarchy. We consider fair values based upon the agreed-upon contract sales price to be classified within Level 1 of the fair value hierarchy.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents, restricted cash and the term loan facility. The fair value of cash equivalents and restricted cash are classified as Level 1 and the fair value of term loan facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of September 30, 2024 and December 31, 2023, respectively, the estimated fair values of the Company’s debt obligations were $275.3 million and $349.5 million, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

On March 2, 2021, the company brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). The Company’s lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the litigation related to the bankruptcy of Sears Holdings (the “Litigation”). The Litigation was settled in 2022 and the Litigation was dismissed. During the year ended December 31, 2022, the Company reached settlement agreements with two of the D&O Insurers and received gross proceeds of $12.7 million, which was recorded in interest and other income (expense), net in the consolidated statements of operations during the year ended December 31, 2022. During the three months ended March 31, 2023, the Company reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. The Company received $11.6 million during the nine months ended September 30, 2023, which is recorded in interest and other income (expense), net in the consolidated statements of operations.

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

On July 6, 2022, Mr. Lampert converted all Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he owns 24.0% of the outstanding Class A shares as of September 30, 2024.

Subsidiaries of Holdco, as lessees, and subsidiaries of the Company, as lessors, were parties to the Holdco Master Lease and subsidiaries of Sears Holdings, as lessees, and subsidiaries of the Company, as lessors, were parties to the Original Master Lease.

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee for services and reimbursement for certain employees. The Company paid Winthrop $0.5 million and $0.9 million during the three months ended

September 30, 2024 and 2023, respectively. The Company paid Winthrop $2.1 million and $2.0 million during the nine months ended September 30, 2024 and 2023, respectively.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

At September 30, 2024 and December 31, 2023, there was $3.3 million and $3.0 million, respectively, in receivables from unconsolidated entities for reimbursable costs and is included in tenant and other receivables on the consolidated balance sheets. At September 30, 2024 and December 31, 2023, there was $0.6 million and $0.1 million, respectively, in payables to unconsolidated entities and is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The Company has certain put rights on five properties held by three unconsolidated entities, which may require the Company’s partner to buy out the Company’s investment in such properties. During the nine months ended September 30, 2024, the Company did not exercise any put rights. During the nine months ended September 30, 2023, the Company exercised its put rights on one property.

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

On July 6, 2022, ESL converted all Operating Partnership Units to Class A common shares. As a result, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership as of September 30, 2024.

Note 12 – Shareholders’ Equity

Class A Common Shares

As of September 30, 2024, 56,268,317 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of September 30, 2024, there were no Class B non-economic common shares issued and outstanding.

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

The Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2024 and 2023:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2024
October 28	December 31	January 15, 2025	$0.43750
July 31	September 30	October 15	0.43750
May 2	June 28	July 15	0.43750
February 29	March 29	April 15	0.43750
2023
October 30	December 29	January 16, 2024	$0.43750
July 25	September 29	October 13	0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750

Note 13 – Earnings per Share

The table below provides a reconciliation of net loss and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. Potentially dilutive securities consist of shares of non-vested restricted stock.

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

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator - Basic and Diluted
Net loss	$(21,973)	$(902)	$(142,185)	$(158,595)
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net loss attributable to common shareholders - Basic and Diluted	$(23,198)	$(2,127)	$(145,860)	$(162,270)

Denominator - Basic and Diluted
Weighted-average Class A common shares outstanding	56,268	56,183	56,251	56,139
Weighted-average Class A common shares outstanding - Basic	56,268	56,183	56,251	56,139
Weighted-average Class A common shares outstanding - Diluted	56,268	56,183	56,251	56,139

Loss per share attributable to Class A common shareholders - Basic	$(0.41)	$(0.04)	$(2.59)	$(2.89)
Loss per share attributable to Class A common shareholders - Diluted	$(0.41)	$(0.04)	$(2.59)	$(2.89)

No adjustments were made to the numerator for the three and nine months ended September 30, 2024 and 2023, respectively, because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and nine months ended September 30, 2024 and 2023, respectively, because the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect.

As of September 30, 2024 and December 31, 2023, there were 98,398 and 361,645 shares, respectively, of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the nine months ended September 30, 2024:

	Nine Months Ended September 30, 2024
		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested restricted shares at beginning of period	361,645	$14.31
Restricted shares vested	(263,247)	15.34
Unvested restricted shares at end of period	98,398	$11.55

The Company recognized $0.3 million and $0.6 million in compensation expense related to the restricted shares for the three months ended September 30, 2024 and 2023, respectively and $1.2 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of September 30, 2024, there were approximately $0.5 million of total unrecognized compensation costs related to the outstanding restricted shares which are expected to be recognized over a weighted-average period of approximately 0.4 years. As of September 30, 2023, there were approximately $2.4 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 1.2 years.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “would,” “may,” “will,” “continue to,” “pro forma” or the opposite of these words and phrases or other similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

Overview

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, disposition, management and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each remaining location until such time as each property is sold. As of September 30, 2024, the Company’s portfolio consisted of interests in 21 properties comprised of approximately 2.7 million square feet of gross leasable area (“GLA”) or build-to-suit leased area, and 342 acres of land. The portfolio consists of approximately 1.5 million square feet of GLA and 208 acres held by 12 consolidated properties (such properties, the “Consolidated Properties”) and 1.2 million square feet of GLA and 134 acres held by nine unconsolidated properties (such properties, the “Unconsolidated Properties”).

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

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

There were no impairments recorded during the three months ended September 30, 2024. Due to negotiations for rent relief with existing tenants that began during the second quarter of 2024 which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment, and, in certain circumstances excluding Aventura, agreeing to sell below carrying value, we recorded impairment losses of $87.5 million for the nine months ended September 30, 2024 primarily due to changes in discount rates and residual capitalization rates between June 2023 and June 2024. We did not recognize any other-than-temporary impairment losses on our investments in unconsolidated entities during the three and nine months ended September 30, 2024. We continue to evaluate our portfolio, including our development plans, hold periods and, if applicable, offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

Business Strategies

The Company’s primary objective is to create value for its shareholders through the monetization of the Company's assets through the Plan of Sale, which can be suspended by the Board of Trustees. We look to enhance sale value through leasing our built footprint, densification of our sites, achievement of entitlements and modification of agreements that govern our properties. We continue to position all remaining assets for sale.

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

Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	$ Change
Revenue
Rental income	$2,899	$4,525	$(1,626)
Expenses
Property operating	(4,258)	(4,564)	306
Abandoned project costs	(5,732)	-	(5,732)
Real estate taxes	(971)	(1,204)	233
Depreciation and amortization	(4,377)	(2,913)	(1,464)
General and administrative	(7,178)	(8,030)	852
Gain on sale of real estate, net	4,184	18,506	(14,322)
Loss on sale of interest in unconsolidated entities	—	(916)	916
Equity in income of unconsolidated entities	118	993	(875)
Interest and other income (expense), net	(872)	2,030	(2,902)
Interest expense	(6,051)	(9,763)	3,712

Rental Income

The following table presents the results for rental income for the three months ended September 30, 2024, as compared to the corresponding period in 2023 (in thousands):

	Three Months Ended September 30,		Three Months Ended September 30,
	2024		2023
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$2,923	100.8%	$6,022	133.1%	$(3,099)
Straight-line rent (expense)	(5)	-0.2%	(1,503)	-33.2%	1,498
Amortization of the above/below market leases	(19)	-0.7%	6	0.1%	(25)
Total rental income	$2,899	100.0%	$4,525	100.0%	$(1,626)

The Company recognized rental income on a cash basis for certain tenants at Aventura that are negotiating rent relief resulting in a decrease of revenue of $1.7 million in 2024. The decrease in revenue in 2024 is also driven by the sale of properties since September 30, 2023.

The decrease of $1.5 million in straight-line rental expense for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 was primarily due to write off of deferred rents related to property sales during the three months ended September 30, 2023.

Abandoned project costs

During the three months ended September 30, 2024, the Company expensed costs that were previously capitalized in construction in progress on account of a tenant that defaulted on its lease prior to opening and predevelopment costs on a property which the Company is not currently pursuing entitlements.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including the amortization of costs associated with share-based compensation awarded in prior years, consulting expenses, professional fees, office expenses and overhead expenses.

The decrease of $0.9 million in general administrative expenses is driven by decreased compensation due to decrease in employee headcount as well as a decrease in consulting related expenses utilized to execute the plan of sale.

Gain on Sale of Real Estate, Net

During the three months ended September 30, 2024, the Company sold one property resulting in a gain of $4.2 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Interest and Other Income (Expense), Net

The decrease of $2.9 million of interest and other income (expense), net for the three months ended September 30, 2024 is driven by the recognition of $1.8 million of settlement expense to a subcontractor at one of the Company’s properties in 2024. In addition, during the three months ended September 30, 2023, $0.5 million of previously escrowed funds related to a sold property were received.

Interest Expense

The decrease of $3.7 million in interest expense for the three months ended September 30, 2024 was driven by partial Term Loan Facility pay downs.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023

The following table presents selected data on comparative results from the Company's condensed consolidated statements of operations for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change
Revenue
Rental income	$12,790	$10,459	$2,331
Expenses
Property operating	(12,091)	(17,945)	5,854
Abandoned project costs	(5,732)	-	(5,732)
Real estate taxes	(3,602)	(4,910)	1,308
Depreciation and amortization	(10,860)	(11,628)	768
General and administrative	(23,244)	(30,349)	7,105
Gain on sale of real estate, net	7,357	64,386	(57,029)
Gain on sale of interest in unconsolidated entities	—	6,407	(6,407)
Impairment of real estate assets	(87,536)	(107,043)	19,507
Equity in loss of unconsolidated entities	(69)	(49,077)	49,008
Interest and other income (expense), net	1,268	17,484	(16,216)
Interest expense	(19,344)	(37,493)	18,149

Rental Income

The following table presents the results for rental income for the nine months ended September 30, 2024, as compared to the corresponding period in 2023 (in thousands):

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2024		2023
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$13,034	101.9%	$26,586	254.2%	$(13,552)
Straight-line rent expense	(251)	-2.0%	(16,142)	-154.3%	15,891
Amortization of above/below market leases	7	0.1%	15	0.1%	(8)
Total rental income	$12,790	100.0%	$10,459	100.0%	$2,331

The decrease for in-place retail leases is primarily driven by the sale of multi-tenant properties in 2023. For the nine months ended September 30, 2024, the Company recognized rental income on a cash basis for certain tenants at Aventura resulting in a decrease of revenue of $1.7 million.

The decrease of $15.9 million in straight-line rental expense for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 was primarily due to write off of deferred rents related to property sales during the nine months ended September 30, 2023.

Property Operating Expenses

The decrease of $5.9 million in property operating expense for the nine months ended September 30, 2024 was due primarily to asset sales offset by insurance refunds for sold properties that were less than the estimated receivables.

Abandoned project costs

During the nine months ended September 30, 2024, the Company expensed costs that were previously capitalized in construction in progress on account of a tenant that defaulted on its lease prior to opening and predevelopment costs on a property which the Company is not currently pursuing entitlements.

Real Estate Taxes

The decrease in real estate taxes of $1.3 million is primarily driven by property sales and is offset by the increased assessment for the Aventura property.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including amortization of costs associated with share-based compensation awarded in prior years, professional fees, office expenses and overhead expenses.

The decrease of $7.1 million in general and administrative expenses for the nine months ended September 30, 2024 was driven by a decrease in employee compensation due to reduced headcount and a reduction in consulting services.

Gain on Sale of Real Estate, Net

During the nine months ended September 30, 2024, the Company sold 10 properties for aggregate consideration of $111.7 million and recorded a gain totaling $7.4 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Gain on Sale of Interest in Unconsolidated Entities, Net

During the nine months ended September 2023, the Company sold its interest in eight unconsolidated properties, and recorded a gain totaling $6.4 million, which was included in the gain on sale of unconsolidated entities within the consolidated statements of operations.

Impairment of Real Estate Assets

During the nine months ended September 30, 2024, the Company recognized $1.7 million impairment of real estate assets as a result of the Company accepting offers below book value on three properties and an $85.8 million impairment of real estate assets on the Company's development property in Aventura, FL due to negotiations for rent relief with existing tenants that began during the second quarter of 2024 which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment. The Company determined the fair value of this property by applying a discount to projected cash flows over the estimated hold period. During the nine months ended September 30, 2023, the Company recognized $107.0 million of impairment losses as a result of recognizing an impairment on the Company's development property in Aventura, FL, which is included within the condensed consolidated statements of operations.

Equity in Loss of Unconsolidated Entities

The decrease of $49.0 million in loss of unconsolidated entities for the nine months ended September 30, 2024 was driven by a $70.8 million impairment charge recorded by one unconsolidated entity during the nine months ended September 30, 2023. The Company's share of the impairment was $35.4 million and was included in the equity in loss of consolidated entities on the consolidated statements of operations. An other-than-temporary loss of $12.7 million was also recorded for the nine months ended September 30, 2023.

Interest and Other Income (Expense), Net

The decrease of $16.2 million of interest and other income (expense), net for the nine months ended September 30, 2024 is driven by the recognition of $11.6 million of income related to the settlement with the D&O insurers for the nine months ended September 30, 2023. In addition, during the nine months ended September 30, 2024, a settlement expense of $1.8 million to a subcontractor at one of the Company’s properties was recorded.

Interest Expense

The decrease of $18.1 million in interest expense for the nine months ended September 30, 2024 was driven by partial Term Loan Facility pay downs.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund obligations incurred during the nine months ended September 30, 2024 and the Company recorded net operating cash outflows of $39.6 million. Additionally, the Company generated investing cash inflows of $71.7 million during the nine months ended September 30, 2024, which were driven by asset sales and partially offset by development expenditures.

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
o
From the approval of the Plan of Sale on October 24, 2022 through September 30, 2024, we sold 86 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $968.2 million of gross proceeds.
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
o
From the approval of the Plan of Sale on October 24, 2022 through September 30, 2024, we sold our interests in eight Unconsolidated Properties and generated approximately $140.7 million of gross proceeds.
•
Unconsolidated Properties. As of September 30, 2024, we had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities;

As of November 12, 2024, we had two assets under contract for sale with no due diligence contingencies for total anticipated proceeds of $33.7 million and three assets under contract for sale subject to customary due diligence for total anticipated proceeds of $54.2 million at share. All five assets are subject to closing conditions.

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

During the nine months ended September 30, 2024, we have repaid $80.0 million against the principal of the Term Loan Facility. Our outstanding balance as of September 30, 2024, is $280.0 million. Subsequent to September 30, 2024, the Company made an additional principal payment of $25.0 million, reducing the balance of the Term Loan Facility to $255.0 million as of November 12, 2024.

See Note 1 – Organization of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of liquidity and the substantial doubt about the Company's ability to continue as a going concern.

Cash Flows for the Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2024 and 2023, respectively (in thousands):

	Nine Months Ended September 30,
	2024	2023	$ Change
Net cash used in operating activities	$(39,621)	$(42,021)	$2,400
Net cash provided by investing activities	71,724	645,564	(573,840)
Net cash used in financing activities	(83,591)	(633,634)	550,043

Cash Flows from Operating Activities

Significant components of net cash used in operating activities include:

−
In 2024, a decrease in rental income and a decrease to accounts payable, accrued expenses and other liabilities, partially offset by a decrease to tenant and other receivables and receipt of distributions from an unconsolidated entity.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

−
In 2024, $106.5 million of net proceeds from the sale of real estate, offset by development of real estate of ($25.4) million and investments in unconsolidated entities of ($9.0) million; and
−
In 2023, $719.1 million of net proceeds from the sale of real estate and interests in unconsolidated entities offset by development of real estate of ($61.6) million and investments in unconsolidated entities of ($11.9) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

−
In 2024, ($80.0) million cash repayment of Term Loan Facility principal and cash payments of preferred dividends, ($3.7) million; and
−
In 2023, ($630.0) million cash repayment of Term Loan Facility principal and cash payments of preferred dividends, ($3.7) million.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during the nine months ended September 30, 2024 and 2023, respectively.

The Company’s Board of Trustees declared the following dividends on preferred shares during 2024 and 2023:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2024
October 28	December 31	January 15, 2025	$0.43750
July 31	September 30	October 15	0.43750
May 2	June 28	July 15	0.43750
February 29	March 29	April 15	0.43750
2023
October 30	December 29	January 16, 2024	$0.43750
July 25	September 29	October 13	0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750

The Board of Trustees will determine future distributions on the Company's common shares following the pay down of the Term Loan Facility.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of September 30, 2024 and December 31, 2023, we did not have any off-balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2023.

Capital Expenditures

During the three and nine months ended September 30, 2024, the Company invested $3.3 million and $25.7 million, respectively in our consolidated development and operating properties and an additional $5.8 million and $9.0 million, respectively into our unconsolidated joint ventures, as we continue to advance our business plans, including our previously announced projects.

During the three and nine months ended September 30, 2023, the Company invested $11.7 million and $61.6 million, respectively in our consolidated development and operating properties and an additional $0.8 million and $11.9 million, respectively into our unconsolidated joint ventures.

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

On March 2, 2021, we brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). Our lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the litigation related to the bankruptcy of Sears Holdings (the “Litigation”). The Litigation was settled in 2022 and the Litigation was dismissed. Any amounts received from the insurers will offset the Seritage Defendants’ contribution. We reached settlement agreements with two of the D&O Insurers for gross proceeds of $12.7 million which is recorded in interest and other income (expense), net in the consolidated statements of operations during the year ended December 31, 2022. In 2023, we reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. We received $11.6 million during the nine months ended September 30, 2023, which is recorded in interest and other income (expense), net in the consolidated statements of operations.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2023 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the nine months ended September 30, 2024, there were no material changes to these policies.

Non-GAAP Supplemental Financial Measures and Definitions

The Company makes reference to NOI-cash basis and NOI-cash basis at share which are financial measures that include adjustments to GAAP.

Net Operating Income (Loss)-cash basis (“NOI”-cash basis) and Net Operating Income (Loss)-cash basis at share (“NOI-cash basis at share”)

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

The following table reconciles NOI-cash basis and NOI-cash basis at share to GAAP net loss for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
NOI-cash basis and NOI-cash basis at share	2024	2023	2024	2023
Net loss	$(21,973)	$(902)	$(142,185)	$(158,595)
Management and other fee income	(352)	(523)	(450)	(1,152)
Abandoned project costs	5,732	—	5,732	—
Depreciation and amortization	4,377	2,913	10,860	11,628
General and administrative expenses	7,178	8,030	23,244	30,349
Equity in income (loss) of unconsolidated entities	(118)	(993)	69	49,077
Gain on sale of interest in unconsolidated entities	—	916	—	(6,407)
Gain on sale of real estate, net	(4,184)	(18,506)	(7,357)	(64,386)
Impairment of real estate assets	—	—	87,536	107,043
Interest and other income (expense), net	872	(2,030)	(1,268)	(17,484)
Interest expense	6,051	9,763	19,344	37,493
Provision (Benefit) for income taxes	87	89	1,572	38
Straight-line rent	5	1,504	251	16,142
Above/below market rental expense	69	45	145	138
NOI-cash basis	$(2,256)	$306	$(2,507)	$3,884
Unconsolidated entities
Net operating income of unconsolidated entities	1,461	3,445	4,012	6,404
Straight-line rent	(130)	(2,629)	(451)	(3,069)
Above/below market rental expense	(9)	(3)	(27)	(1)
NOI-cash basis at share	$(934)	$1,119	$1,027	$7,218

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

As previously reported, management identified material weaknesses due to deficiencies in the design and operating effectiveness of our controls over the impairment of investments in real estate and other-than-temporary impairment of equity method investments. The deficiencies related to the identification of impairment indicators. Additionally, as management determined that it had not maintained adequate evidence of the review of information used in the impairment indicator analysis and the fair value of investments in real estate and equity method investments. As further reported, management had identified a deficiency in the operating effectiveness in our review over the calculation of other-than-temporary impairments. These deficiencies contributed to the potential for there to be material errors in our financial statements.

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

Changes in Internal Controls over Financial Reporting

Other than described above, there were no other changes in internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)
None.
b)
None.
c)
During the three and nine months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: November 12, 2024	/s/ Andrea Olshan
	By:	Andrea Olshan
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2024	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)