Form 10-K
period 2024-12-31
Seritage Growth Properties
filed 2025-03-31
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐	Non-Accelerated filer	☒
Smaller reporting company	☒			Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On June 30, 2024, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $198,000,000 based upon the closing price of $4.67 of the common stock as reported on the New York Stock Exchange on such date.

As of March 27, 2025, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,324,607
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Seritage Growth Properties’ Proxy Statement for its 2025 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SERITAGE GROWTH PROPERTIES

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2024

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. Seritage will continue to actively manage each location until such time as each property is sold. As of December 31, 2024, the Company’s portfolio consisted of interests in 17 properties comprised of approximately 1.7 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 274 acres of land. The portfolio encompasses 10 wholly owned properties consisting of approximately 0.9 million square feet of GLA and 166 acres (such properties, the “Consolidated Properties”) and seven unconsolidated entities consisting of approximately 0.8 million square feet of GLA and 108 acres (such properties, the “Unconsolidated Properties”).

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

Market Update

Since the latter months of 2022, the Company, along with the commercial real estate market as a whole, has experienced and continues to experience challenging market conditions as a result of, among other things, elevated interest rates, increases to required return hurdles for institutional buyers, availability of debt capital, continued inflation, decreased demand for office properties, the threat of tariffs and trade wars, political uncertainty in the United States and the possibility of geopolitical conflict spreading to other regions. These conditions have applied and continue to apply downward pricing pressure on all of our assets. In making decisions regarding whether and when to transact on each of the Company’s remaining assets, the Company will consider various factors including, but not limited to, the breadth of the buyer universe, macroeconomic conditions, the availability and cost of financing, as well as corporate, operating and other capital expenses required to carry the asset. If these challenging market conditions persist, then we expect that they will continue to adversely impact the Plan of Sale proceeds from our assets and the amounts and timing of distributions to shareholders.

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

Significant Tenants

Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of December 31, 2024, the Company has one tenant that comprises 12.5% of annualized base rent, with no other tenants exceeding 10% of annualized base rent. The Company's portfolio of 10 Consolidated Properties and seven Unconsolidated Properties was diversified by location across seven states.

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

REIT Qualification

On March 31, 2022, the Company announced that its Board of Trustees, with the recommendation of the Special Committee, approved a plan to terminate the Company's REIT status and become a taxable C Corporation effective January 1, 2022. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its shareholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2022, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2021 tax year and prior tax years, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place through December 31, 2021. Refer to Note 7 – Income Taxes of the Notes to the consolidated financial statements included in Part IV of this Annual Report on Form 10-K.

Financial Information about Industry Segments

During the year ended December 31 2024, given the continued decline in size of the portfolio and the continued progression of the Plan of Sale, the Company has concluded that they have one operating segment and one reportable segment as the Company is assessing performance and making operating decisions on an aggregated single segment basis. The Company currently operates in a single reportable segment which includes the ownership, development, redevelopment, management, sale and leasing of real estate properties.

Human Capital

As of December 31, 2024, we had seven full-time employees, all of whom are located in the United States, with the majority located in New York. In conjunction with adopting the Plan of Sale, the Company provided retention agreements to its employees to ensure that it has the talent in place to execute the Plan of Sale. The number of full-time employees has decreased over time as we sell assets in connection with the Plan of Sale. As a result, we are not currently seeking to hire additional employees. We have also transitioned certain responsibilities to contractors to ensure that proper staffing is available.

As of March 31, 2025, we had five full-time employees, one of whom is female, and 16 contractors, nine of whom were female. In addition, our seven member Board of Trustees has three female members.

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
•
We have previously identified material weaknesses in our internal control over financial reporting which we have since remediated. However, in the future we might identify additional material weaknesses or significant deficiencies or fail to maintain an effective system of internal controls, which may cause us to not be able to accurately report our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common shares.
•
Properties in our portfolio may be subject to ground leases; if we are found to be in breach of these ground leases or are unable to renew them, we could be materially adversely affected.
•
Certain properties within our portfolio are subject to restrictions pursuant to reciprocal easement agreements, operating agreements, or similar agreements, some of which contain a purchase option or right of first refusal or right of first offer in favor of a third party.
•
Economic conditions, elevated interest rates and a possible recession could materially adversely affect our business.
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
•
We may experience insurance-related losses or insurance proceeds may not be available to us, which could result in a significant loss, decrease anticipated future revenues or cause us to incur unanticipated expense.
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
•
We have been, and in the future may be, subject to securities class action, derivative, and other litigation, which may harm our business and results of operations.

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
•
We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our Class A common shares.

Risks Related to Ownership of our Securities

•
The market price and trading volume of our securities may be volatile.
•
We have issued Series A Preferred Shares, which, along with future offerings of debt or preferred equity securities, rank senior to our common shares for purposes of distributions or upon liquidation, which may adversely affect the market price of our common shares.
•
The number of shares available for future sale and our earnings could adversely affect the market price of Class A common shares.
•
The Series A preferred shares have not been rated.
•
A lack of active trading market for the Series A Preferred Shares may negatively affect the market value of, and the ability of holders of our Series A Preferred Shares to transfer or sell, their Series A Preferred Shares.
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

Further, as we implement the Plan of Sale, it may dissuade parties that might have an interest in acquiring our Company as a whole by means of a merger transaction or otherwise from pursing such an acquisition and may also preclude other possible courses of action not yet identified by our Board. The strategic review process remains ongoing, and the Company remains open-minded to pursuing value-maximizing alternatives, including a potential sale of the Company. There can be no assurance regarding the success of the process.

Edward Lampert, who owned approximately 24.0% of our outstanding Class A shares as of December 31, 2024, voted in favor of the Plan of Sale, pursuant to an agreement with the Company.

We have experienced challenging market conditions and there can be no assurances that these challenges will abate, which may adversely impact the net Plan of Sale proceeds from our assets.

Since the latter months of 2022, we, along with the commercial real estate market as a whole, have experienced and continues to experience challenging market conditions as a result of, among other things, elevated interest rates, increases to required return hurdles for institutional buyers, availability of debt capital, continued inflation, decreased demand for office properties, the threat of tariffs and trade wars, political uncertainty in the United States and the possibility of geopolitical conflict spreading to other regions. These conditions have applied and continue to apply downward pricing pressure on all of our assets. In making decisions regarding whether and when to transact on each of the Company’s remaining assets, the Company will consider various factors including, but not limited to, the breadth of the buyer universe, macroeconomic conditions, the availability and cost of financing, as well as corporate, operating and other capital expenses required to carry the asset. If these challenging market conditions persist, then we expect that they will continue to adversely impact the Plan of Sale proceeds from our assets and the amounts and timing of distributions to shareholders.

We cannot assure our shareholders of the amount they will receive in shareholder distributions under the Plan of Sale or when they will receive them.

The net proceeds that will be distributed to our Class A shareholders over time (directly or through a liquidating trust or other liquidating entity) from the Plan of Sale will be based on a number of factors including: (a) the actual proceeds from the sale of our assets; (b) the repayment of our Term Loan Facility, (c) the redemption of the Company’s outstanding Series A Preferred Shares, (d) the settlement of certain financial obligations, (e) the debt service and dividends on Series A Preferred Shares prior to repayment and redemption, (f) the fees and expenses incurred in connection with the sale of our assets, (g) the expenses and capital expenditures to be incurred and revenue to be generated from our properties prior to disposition and estimates of the general administrative expenses, (h) the wind-down costs of the Company and (i) the Company’s taxes and other liabilities. The estimates initially prepared and included in our 2022 annual proxy statement about the amount of shareholder distributions that we may make in connection with the Plan of Sale were based on many estimates and assumptions (which were derived based on data and information reviewed by Company management and advisors as of or prior to June 2022), one or more of which may prove to be incorrect and/or, as noted above, may be adversely affected by market conditions and other circumstances that have changed since the preparation of those estimates. As a result, the actual amount of shareholder distributions may be less than we initially estimated and/or may be paid later than we predicted.

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

In calculating our estimated total shareholder distributions, we assumed that we will be able to find buyers for all of our assets at amounts based on our estimated range of gross real estate sales prices (based on data and information reviewed by Company management and advisors as of or prior to early June 2022). However, we may have overestimated the sales prices that we will ultimately be able to obtain for these assets and/or, as noted above, market conditions and other circumstances have changed in the time since the preparation of those estimates. For example, in order to find buyers in a timely manner, we may be required to lower our asking price below the low end of our current estimate of the assets' market value. If we are not able to find buyers for these assets in a timely manner, if we have overestimated the sales prices we will receive, and/or if market conditions continue to deteriorate, our shareholder distributions to our shareholders will be delayed or reduced.

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

As of December 31, 2024, we had aggregate outstanding indebtedness of $240 million. Our existing debt could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends on our preferred shares, including the Series A Preferred Shares, make capital expenditures or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service, and the reinvestment in and redevelopment of our properties. As a result of a decrease in property rental income, primarily due to sales, operating cash flow did not fully fund property operating and other expenses incurred during the year ended December 31, 2024. In the near term, our asset sales are our principal source of cash flow. Property operating and other expenses are projected to continue to exceed property rental income. While we do not currently have the liquid funds available to fully fund projected property and other expenses and planned development expenditures, we expect to fund these uses of cash with a combination of capital sources including, but not limited to, sales of Consolidated Properties, sales of interests in Unconsolidated Properties and potential financing transactions, subject to compliance with certain conditions and/or the consent of our lender under our Term Loan Facility.

Since 2019, we have not been in compliance with certain financial metrics applicable to us under the agreements governing our term loan facility. As a result of the non-compliance, the lender had the right to request mortgages against our assets pursuant to the mortgage and collateral requirement. Since 2020, at the request of the lender, nearly all Consolidated Properties have mortgages.

The Term Loan Facility also provides for a $400 million incremental facility (the “Incremental Funding Facility”). Our ability to access the Incremental Funding Facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement (as defined below) as further described below. As of December 31, 2024, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

On November 20, 2024, the Operating Partnership, the Company, and Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) entered into an amendment to the Term Loan Agreement pursuant to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that the Term Loan Facility may, at the Operating Partnership’s election, be extended for one year from July 31, 2025 (the “Maturity Date”) to July 31, 2026 if the Operating Partnership pays a two percent (2%) extension fee on the then outstanding principal amount as of the Maturity Date. If the Operating Partnership exercises the extension option, all other terms under the Term Loan Agreement shall remain unchanged during the extension period including the interest rate and the incremental facility fee in accordance with the Term Loan Agreement.

As of March 31, 2025, the Company has one asset owned by our consolidated joint venture under contract for anticipated proceeds of $14.0 million and is currently negotiating definitive purchase and sale agreements of approximately $70.0 million. The Company continues to use the proceeds from sold assets to further reduce the outstanding balance of the Term Loan Facility. See Note 1— Going Concern of the Notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of the going concern.

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

On a periodic basis, we must assess whether there are any indicators that the value of our real estate assets and other investments may be impaired. If an impairment indicator is identified, a property’s value is considered to be impaired only if management’s estimate of current and projected operating cash flows (undiscounted and unlevered), taking into account the anticipated and probability weighted holding periods, are less than the carrying value of the property. In our estimate of cash flow projections, we consider factors such as expected future operating income, trends and prospects, the effects of demand, competition and other factors. If we are evaluating the potential sale of an asset, the undiscounted future cash flows consider the most likely course of action at the balance sheet date based on current plans, intended holding periods and available market information. We are required to make subjective assessments as to whether there are impairments in the value of our real estate assets and other investments. These assessments may have a direct impact on our earnings because recording an impairment charge results in an immediate negative adjustment to earnings. We may take impairment charges in the future related to the impairment of our assets, and any future impairment could have a material adverse effect on our results of operations in the period in which the impairment charge is taken.

We have previously identified material weaknesses in our internal control over financial reporting, which we have since remediated. However, in the future we might identify additional material weaknesses or significant deficiencies or fail to maintain an effective system of internal controls, which may cause us to not be able to accurately report our financial results or prevent fraud. As a result, our shareholders could lose confidence in our financial reporting, which could harm our business and the trading price of our common shares.

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

In the course of preparing our financial statements for the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting that existed due to deficiencies in the design and operating effectiveness of our controls over the impairment of investments in real estate and other than temporary impairment of equity method investments. The deficiencies related to the identification of impairment indicators. Additionally, management did not maintain adequate evidence of the review of information used in the impairment indicator analysis and the fair value of investments in real estate and equity method investments. Further, management identified a deficiency in the operating effectiveness in our review over the calculation of other than temporary impairments. These deficiencies contributed to the potential for there to be material errors in our financial statements.

Additionally, during the same period, we identified a material weakness due to a deficiency in the design of our controls over the accounting for certain non-routine transactions particularly related to accounting for transactions with joint ventures and certain consulting contracts. For these transactions, management did not possess the adequate technical capabilities to appropriately assess these non-routine transactions to ensure compliance with accounting principles generally accepted in the United States. This deficiency contributed to the potential for there to be material errors in our financial statements.

Since identifying these material weaknesses, we have completed the process of remediating them.

There can be no assurance that similar control issues will not be identified in the future. If any other material weaknesses or other deficiencies arise in the future, we may be unable to accurately report our financial results, which could cause our financial results to be materially misstated and require restatement. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will prevent or avoid potential future material weaknesses.

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

Economic conditions, high interest rates and macroeconomic uncertainty could materially adversely affect our business and/or the net proceeds available from the sale of our assets.

Our business is affected by a number of factors that are largely beyond our control but may nevertheless have a significant negative impact on us and on the Plan of Sale. These factors include, but are not limited to:

•
interest rates and credit spreads remained high throughout 2024, which could negatively impact potential buyers’ ability to purchase our properties;
•
the availability of credit, including the price, terms and conditions under which it can be obtained;
•
a decrease in consumer spending or sentiment, including as a result of increases in savings rates and tax increases, and any effect that this may have on retail activity;
•
the actual and perceived state of the real estate and retail markets and public capital markets in general;
•
unemployment rates, both nationwide and within the primary markets in which we operate; and
•
macroeconomic uncertainty, in the U.S. and/or globally, including trade wars or tariffs and the possibility of a recession.

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

The price of commodities and skilled labor for our construction projects may increase unpredictably due to external factors, including, but not limited to, performance of third-party suppliers and contractors; overall market supply and demand; government regulation; tariffs; international trade; supply chain disruptions; and changes in general business, economic, or political conditions. As a result, the costs of raw construction materials and skilled labor required for the completion of our development and redevelopment projects may fluctuate significantly from time to time.

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

Although existing and future leases are expected to require tenants generally to indemnify us for their non-compliance with environmental laws or contamination as a result of their occupancy, such tenants typically will not be required to indemnify us for environmental non-compliance or contamination arising prior to their occupancy. In such cases, we may incur costs and expenses under such leases or as a matter of law. The amount of any environmental liabilities could exceed the amounts for which third parties would be required to indemnify us (or the applicable unconsolidated entity) or their financial ability to do so.

Each unconsolidated entity is subject to similar risks relating to environmental costs and liabilities associated with its Unconsolidated Properties, which may reduce the value of our investment in, or distributions to us by, one or more unconsolidated entities, or require that we make additional capital contributions to one or more unconsolidated entities.

Our business faces potential risks associated with natural disasters, severe weather conditions and climate change and related legislation and regulations, which could have an adverse effect on our cash flow and operating results.

Climate change may add to the unpredictability and frequency of natural disasters and severe weather conditions and create additional uncertainty as to future trends and exposures. Certain of our properties are located in areas that are subject to natural disasters and severe weather conditions, such as hurricanes, droughts, snow storms, floods and fires. Over time, the impact of climate change or the occurrence of natural disasters can delay new development and redevelopment projects, increase the costs of such projects if required to include resiliency measures to address climate-related risks, increase investment costs to repair or replace damaged properties, increase operating costs, create additional investment costs to make improvements to existing properties to comply with climate change regulations, increase future property insurance costs, and otherwise negatively impact the tenant demand for space. In addition, changes in federal, state and local legislation and regulations relating to climate change, such as “green building codes,” could result in increased operating expenses and capital expenditures to improve the energy efficiency of our properties, or potentially result in fines for noncompliance. We may not be able to effectively pass on such costs to our tenants. Moreover, any such legislation and regulations could impose substantial costs on our tenants, thereby impacting the financial condition of our tenants and their ability to meet their lease obligations and to lease or re-lease our properties. In addition, geographic concentrations of certain of our properties in areas such as California, Florida and Texas may further expose us to certain of these risks more than if we had a smaller concentration of our properties in such areas.

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

We may incur mortgage debt and pledge all or some of our real properties as security for that debt to finance newly acquired properties or capital contributions to joint ventures, or to fund re-tenanting and redevelopment projects. Since December 31, 2019, we were required to provide mortgages to the lender under our term loan facility on a majority of our portfolio. The mortgages, together with the other provisions of the Term Loan Facility, limits our ability to obtain additional secured financing using such properties as collateral. During the year ended December 31, 2024, the Company made aggregate principal prepayments of $120.0 million on the Term Loan Facility, reducing the Term Loan Facility balance to $240.0 million as of December 31, 2024. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected.

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

The Term Loan Facility also provides for the Incremental Funding Facility. Our ability to access the incremental facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement. As of December 31, 2024, we have not achieved this level of rental income from non-Sears Holdings tenants.

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
•
Trustee Elections Require a Vote of Two-Thirds of the Class A Common Shares and Class B Non-Economic Common Shares Votes Cast. In accordance with the Company’s bylaws, in both contested and uncontested elections at any Annual Meeting of Shareholders, trustees are elected by the vote of two-thirds of the votes cast by the holders of Class A common shares and Class B non-economic common shares (voting together as a single class). In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The requirement that trustee nominees receive a vote of two-thirds of the votes cast by the holders of Class A common shares and Class B non-economic shares (voting together as a single class) may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. The requirement that trustee nominees receive a vote of two-thirds of the votes cast by the holders of the Class A common shares and Class B non-economic shares (voting together as a single class) may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of our largest shareholder, Mr. Lampert, who owned approximately 24.0% of the Company’s outstanding Class A common shares as of December 31, 2024.
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

As of December 31, 2024, Mr. Lampert owned approximately 24.0% of our outstanding Class A common shares. Mr. Lampert previously served as the Chairman of the Board of Directors and Chief Executive Officer of Sears Holdings and was previously the Chairman of the Seritage Board of Trustees. In any matter affecting us, the interests of Mr. Lampert may differ or conflict with the interests of our other shareholders.

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

Our business depends, to a meaningful extent, upon the continued services of our management team and, more broadly, our employees generally. Our executives have substantial experience in our industry. During 2023, in an effort to continue to incentivize and retain our management team, we amended the employment agreement with Ms. Andrea Olshan and extended and revised the retention agreements with Mr. Matthew Fernand and Mr. Eric Dinenberg. The amended agreements are structured generally to incentivize the executives to remain employed until the Plan of Sale has been fully, or nearly fully, completed, but each of these executives could elect to terminate their respective agreements at any time. Notwithstanding, the loss of services of one or more members of our management team, or our failure to retain talented employees generally could harm our business and our prospects and could adversely affect the Plan of Sale. Additionally, we have engaged third-party contractors and consultants to handle certain of our day-to-day functions, including accounting and finance, and to assist us in the Plan of Sale. The contractual arrangements governing these services can be terminated by either party upon advance notice and may not be as effective in providing direct control over the Plan of Sale. Any third-party contractor and consultant agreement terminations may adversely affect the Plan of Sale. Third-parties may fail to take actions required for our Plan of Sale despite their contractual obligation to do so. If the third-party advisors fail to perform under their agreements with us, we may have to rely on legal remedies under the law, which may not be effective. In addition, the termination of third-party contractors who oversee the accounting and finance functions could impact internal controls over financial reporting.

The future outbreak of highly infectious or contagious diseases may materially and adversely impact the business of our tenants and materially or adversely impact and disrupt our business, income, cash flow, results of operations, financial condition, liquidity, prospects and ability to service our debt obligations.

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
•
The financial impact of a pandemic could negatively impact our future compliance with financial covenants of our term loan facility (the “Term Loan Facility”) with Berkshire Hathaway or result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Incremental Funding Facility (as defined below), conduct asset sales, fund development activity or pay dividends on our preferred shares, including the Series A Preferred Shares;
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

We have been, and in the future may be, subject to securities class action, derivative, and other litigation, which may harm our business and results of operations.

We are involved in legal proceedings related to various matters, including securities and derivative litigation, and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 9 – Commitments and Contingencies to consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, (a) on July 1, 2024, a purported shareholder of the Company filed a class action lawsuit alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets, and (b) on or around January 15, 2025 and January 20, 2025, two derivative lawsuits alleging the same or similar claimed acts and omissions was filed against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees. The securities complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. Each of the derivative complaints seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. The Company intends to vigorously defend itself against the allegations in these lawsuits but there can be no assurance as to the outcomes of these proceedings. An unfavorable outcome in these lawsuits or in other legal proceedings may have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company.

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

If we experience an “ownership change,” our future ability to utilize our net operating loss and net capital loss carryforwards to reduce our taxable income may be limited by certain provisions of the Code. Specifically, the Code limits the ability of a company that undergoes an “ownership change” to utilize its net operating loss and net capital loss carryforwards and certain built-in losses to offset taxable income earned in years after the ownership change. An ownership change occurs if, during a three-year testing period, more than 50% of the stock of a company is acquired by one or more persons (or certain groups of persons) who own, directly or constructively, 5% or more of the stock of such company. An ownership change can occur as a result of a public offering of shares, as well as through secondary market purchases of our shares and certain types of reorganization transactions. Generally, when an ownership change occurs, the annual limitation on the use of net operating loss and net capital loss carryforwards and certain built-in losses is equal to the product of the applicable long-term tax exempt rate and the value of the company’s stock immediately before the ownership change. We have substantial net operating and net capital loss carry forwards which we have used, and will continue to use, to offset our taxable income.

If we experience an ownership change, our income tax liability could materially increase. In addition, if we were to undergo an ownership change, our net operating losses and net capital loss carryforwards could become subject to additional limitations, which could result in us incurring materially greater tax liability than if we had not undergone such an ownership change. The determination of whether an ownership change has occurred or will occur is complicated and depends on changes in percentage share ownership among shareholders. In addition, we may decide in the future that it is necessary or in our interest to take certain actions that could result in an ownership change. Therefore, no assurance can be provided as to whether an ownership change will occur in the future. Moreover, the potential negative consequences of the limitations that would result from an ownership change may discourage us from, among other things, redeeming our shares or issuing additional common shares to raise capital or to acquire businesses or assets. Accordingly, our desire to preserve our net operating losses and net capital loss carryforwards may cause us to forgo otherwise attractive opportunities.

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

We may be subject to adverse legislative or regulatory tax changes that could increase our tax liability, reduce our operating flexibility and reduce the price of our Class A common shares.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. The 119th Congress and President Trump have announced plans to make significant changes to the Code. Changes to the tax laws or interpretations thereof, with or without retroactive application, could materially and adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. Any such changes could have an adverse effect on an investment in our shares or on the market value or the resale potential of our assets. You are urged to consult with your tax advisor with respect to the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our shares.

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

We have issued Series A Preferred Shares, which, along with future offerings of debt or preferred equity securities, rank senior to our common shares for purposes of distributions or upon liquidation, and may adversely affect the market price of our common shares.

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

The Series A Preferred Shares rank junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay dividends to preferred shareholders. As of December 31, 2024, our total indebtedness was $240.0 million. In addition, we may incur additional indebtedness in the future. Our Declaration of Trust currently authorizes the issuance of up to 10,000,000 shares of preferred shares in one or more classes or series. Our board of trustees has the power to reclassify unissued common shares and preferred shares and to amend our Declaration of Trust, without any action by our shareholders, to increase the aggregate number of shares of beneficial interest of any class or series, including preferred shares, that we are authorized to issue. The issuance of additional preferred shares on parity with or senior to the Series A Preferred Shares with respect to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up would dilute the interests of the holders of the Series A Preferred Shares, and any issuance of preferred shares senior to the Series A Preferred Shares or of additional indebtedness could adversely affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Shares. Other than the limited conversion right afforded to holders of Series A Preferred Shares that may occur in connection with a Change of Control, none of the provisions relating to the Series A Preferred Shares contain any provisions relating to or limiting our indebtedness or affording the holders of the Series A Preferred Shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of the Series A Preferred Shares, so long as the rights of holders of the Series A Preferred Shares are not materially and adversely affected.

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

Our management team has taken additional steps to implement our cybersecurity risk management program. For example, we have implemented periodic management reviews of our controls related to provisioning of user access to certain third-party hosted applications that we use in connection with the business and risks posed by certain critical vendors; this includes reviewing System and Organizational Control audit reports of such vendors. We maintain insurance coverage intended to mitigate our financial exposure to certain cybersecurity threats, and we consult with external advisors regarding opportunities and enhancements to strengthen our cybersecurity processes and practices.

We are subject to risks from cybersecurity threats and incidents. As of December 31, 2024, we do not believe such risks have materially affected or are reasonably likely to materially affect the Company, including the Company’s business strategy, results of operations or financial condition. However, there can be no assurance that the Company will not be materially affected by such risks in the future. For additional information regarding risks from cybersecurity threats, refer to Item 1A, “Risk Factors”, in this Annual Report on Form 10-K.

Governance

Our Board of Trustees considers cybersecurity risk as part of its risk oversight function. In February 2024, the Board delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program. Our Audit Committee will receive periodic reports from our Interim Chief Financial Officer or our Chief Legal Officer on our cybersecurity risks. In addition, our Interim Chief Financial Officer or our Chief Legal Officer will update our Audit Committee, as necessary, regarding any significant cybersecurity incidents impacting our information systems. Our entire Board will also receive briefings from our Interim Chief Financial Officer or Chief Legal Officer on our cybersecurity risk management program as part of our overall business risk updates.

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

ITEM 2. PROPERTIES

As of December 31, 2024, the Company’s portfolio consisted of interests in 17 properties comprised of approximately 1.7 million square feet of GLA or build-to-suit leased area and 274 acres of land. The portfolio consists of approximately 0.9 million square feet of GLA and 166 acres held by 10 Consolidated Properties and 0.8 million square feet of GLA and 108 acres held by seven Unconsolidated Properties. The following tables set forth certain information regarding our Consolidated Properties and Unconsolidated Properties based on signed leases as of December 31, 2024, including signed but not yet open leases (“SNO” or “SNO Leases”):

	City	State	Total	GLA Leased (1)	Not Leased		Land Acres	Significant Tenants (1)	Leased
1	Braintree (2)	MA	85,100	85,100	-		34	Nordstrom Rack, Ulta Beauty, Amazon	100.0%
2	King of Prussia (3)	PA	208,700	174,500	34,200		14	Dick's Sporting Goods, Primark	83.6%
3	Clearwater	FL	212,900	75,500	137,400		14	Whole Foods, Nordstrom Rack	35.5%
4	Aventura	FL	216,100	170,100	46,000		13	CCRM, Industrious, Pinstripes, Anatomy Fitness	78.7%
5	Boca Raton	FL	4,200	4,200	-		19	JP Morgan Chase	100.0%
6	Dallas	TX	-	-	-		23	n/a	0.0%
7	Redmond	WA	7,500	7,500	-		15	Red Robin	100.0%
8	Riverside - Resi	CA	-	-	-		14	n/a	0.0%
9	Riverside - Retail	CA	33,200	33,200	-		5	Bank of America, Aldi	100.0%
10	Panama City	FL	134,300	-	134,300		15	n/a	0.0%
	Total - Consolidated Properties		902,000	550,100	351,900		166		61.0%
	City	State	Total	GLA Leased (1)	Not Leased	Joint Venture	Land Acres	Significant Tenants (1)	Leased
1	Santa Monica	CA	103,000	-	103,000	Mark 302 JV	3	n/a	0.0%
2	San Diego	CA	212,500	212,500	-	UTC JV	13	Amazon	100.0%
3	Alexandria	VA	-	-	-	Foulger Pratt / Howard Hughes	41	n/a	0.0%
4	Altamonte Springs	FL	186,900	9,500	177,400	GGP II JV	17	Darden	5.1%
5	Santa Rosa	CA	165,400	-	165,400	Simon JV	7	n/a	0.0%
6	Austin	TX	164,600	-	164,600	Simon JV	16	n/a	0.0%
7	Austin	TX	-	-	-	RD Development JV	11	n/a	0.0%
	Total - Unconsolidated Properties		832,400	222,000	610,400		108		26.7%
	Grand Total - All Properties		1,734,400	772,100	962,300		274		44.5%
	Grand Total - All Properties (at Share)		1,318,200	661,100	657,100		220		50.2%

(1) Based on signed leases as of December 31, 2024, including SNO Leases.

(2) Asset sold subsequent to December 31, 2024.

(3) Property subject to a lease or ground lease.

Consolidated Properties

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the portfolio based on signed leases as of December 31, 2024:

State	Number of Properties	Annual Rent	% of Annual Rent	PSF
Florida	4	$13,874,000	64.2%	$55.52
Pennsylvania	1	4,901,000	22.7%	28.08
Massachusetts	1	2,421,000	11.2%	28.44
California	2	236,000	1.1%	7.10
Washington	1	190,000	0.9%	25.33
Texas	1	-	0.0%	-
Total	10	$21,622,000	100.0%	$39.31

Tenant Overview

The following table provides a summary of annual base rent for the portfolio based on signed leases as of December 31, 2024:

Tenant	Number of Leases	Leased GLA	% of Total Leasable GLA	Gross Annual Base Rent ("ABR")	% of Total Annual Rent	Gross Annual Rent PSF ("ABR PSF")
In-place leases	30	484,000	53.7%	$17,973,000	83.1%	$37.13
SNO leases (1)	11	66,000	7.3%	3,649,000	16.9%	55.29
Total	41	550,000	61.0%	$21,622,000	100.0%	$39.31
(1) SNO = Signed not yet opened leases

Unconsolidated Properties

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the Unconsolidated Properties based on signed leases as of December 31, 2024:

State	Number of Properties	Annual Rent	% of Annual Rent	PSF
California	3	$15,276,000	98.8%	$71.89
Florida	1	186,000	1.2%	19.72
Texas	2	-	0.0%	-
Virginia	1	-	0.0%	-
Total	7	$15,462,000	100.0%	$69.67

Tenant Overview

The following table provides a summary of annual base rent for the Unconsolidated Properties based on signed leases as of December 31, 2024:

Tenant	Number of Leases	Leased GLA	% of Total Leasable GLA	Gross Annual Base Rent ("ABR")	% of Total Annual Rent	Gross Annual Rent PSF ("ABR PSF")
In-place leases	27	222,000	26.7%	$15,462,000	100.0%	$69.65
Total	27	222,000	26.7%	$15,462,000	100.0%	$69.65

ITEM 3. LEGAL PROCEEDINGS

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company. As of December 31, 2024, and 2023, the Company did not record any amounts for litigation or other matters aside from payments made by our D&O insurers, which we received during the year ended December 31, 2023. Details of the litigation and these payments are described in Note 9 to our consolidated financial statements.

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws (the “Securities Action”). The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. On or around January 15, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned Paul Sidhu v. Seritage Growth Properties, Case No. 1:25-cv-00152 (the “Sidhu Derivative Action”). On or around January 20, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned James Wallen v. Seritage Growth Properties, Case No. 1:25-cv-00190 (the “Wallen Derivative Action” and, together with the Sidhu Derivative Action, the “Derivative Actions”). The Derivative Actions allege the same or similar claimed acts and omissions underlying the Securities Action, assert breach of fiduciary duty and other claims against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees, and name the Company as a nominal defendant. The complaint in each of the Derivative Actions seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. On February 13, 2025, the parties to the Derivative Actions filed a stipulation and proposed order seeking to consolidate the Derivative Actions and appoint lead counsel. The Company intends to vigorously defend itself against the allegations in these lawsuits.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common shares are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “SRG”.

Common Shares and Operating Partnership Units

On March 27, 2025, the reported closing sale price per share of our Class A common shares on the NYSE was $3.30.

As of March 27, 2025, there were 56,324,607 Class A common shares issued and outstanding which were held by approximately 120 shareholders of record. The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name.

As of March 27, 2025, no outstanding Operating Partnership units (“OP Units”) were held by limited partners other than the Company. Seritage, and its consolidating subsidiaries, own all outstanding Operating Partnership interests.

The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class C non-voting common shares have economic rights, but do not have voting rights. Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share. As of March 31, 2025, there are no Class B non-economic common shares outstanding and there are no Class C non-voting common shares outstanding.

Share-Based Compensation

The following table provides information with respect to the Company’s equity compensation plan as of December 31, 2024:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	87,899	(1)	n/a	(2)	2,048,587	(3)
Total	87,899		—		2,048,587

(1)
Represents restricted stock awards and units previously granted and that remain unvested as of December 31, 2024.
(2)
Weighted average exercise price does not apply to restricted stock units (“RSU”).
(3)
Shares remaining available for future issuance under the Seritage Growth Properties 2015 Share Plan, taking into account 84,216 shares of restricted stock previously granted and 1,117,197 shares subject to grants of RSUs previously granted (including those that remain unvested reported in column (a)).

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

REIT Election

On March 31, 2022, the Company announced that its Board of Trustees, with the recommendation of the Special Committee, approved a plan to terminate the Company's REIT status and become a taxable C Corporation effective January 1, 2022. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its shareholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2022, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT for the 2021 tax year and prior years, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place through December 31,

2021. Refer to Note 7 – Income Taxes of the Notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

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

Overview

Prior to our adoption of the Plan of Sale, we were principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of December 31, 2024, our portfolio consisted of interests in 17 properties comprised of approximately 1.7 million square feet of GLA or build-to-suit leased area and 274 acres of land. The portfolio encompasses 10 wholly owned properties consisting of approximately 0.9 million square feet of GLA and 166 acres and seven unconsolidated entities consisting of approximately 0.8 million square feet of GLA and 108 acres.

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

Impairment of real estate assets and investments in unconsolidated entities

Due to negotiations for rent relief with existing tenants that began during the second quarter of 2024 the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment was triggered. We also agreed to sell certain assets below carrying value. As such, we recorded impairment losses of $87.5 million for the year ended December 31, 2024, primarily due to changes in discount rates and residual capitalization rates between June 2023 and June 2024. We did not recognize any other-than-temporary impairment losses on our investments in unconsolidated entities during the year ended December 31, 2024. Due to increasing development and construction costs, deteriorating market conditions and, in certain instances excluding Aventura, FL, agreeing to sell below carrying value, we recognized $107.0 million of impairment losses during the year ended December 31, 2023. We recognized $11.7 million of other-than-temporary impairment losses on our investments in unconsolidated entities during the year ended December 31, 2023. We continue to evaluate our portfolio, including our development plans, hold periods and, if applicable, offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

Asset Sales and Sales of Unconsolidated Properties

During the year ended December 31, 2024, the Company sold 13 wholly owned assets, generating gross proceeds of $163.5 million and monetized two unconsolidated properties for an additional $14.9 million, or $10.8 million at share, of gross proceeds.

As of March 31, 2025, we had one asset owned by our consolidated joint venture under contract to sell for total anticipated proceeds of $14.0 million, subject to buyer diligence and closing conditions.

Effects of Natural Disasters

The Company assessed the impact of the natural disasters that occurred during the year ended December 31, 2024 and determined that natural disasters did not have a material impact on our operating results or financial position. The wildfires in Los Angeles, CA that occurred in January 2025 did not have a material impact on our operating results or financial condition but could create a delay in our ability to sell the Santa Monica asset. The Company did not experience interruptions in rental payments related to natural disasters nor has it incurred material capital expenditures to repair any property damage. As a result of changes to weather patterns caused by climate change, our properties could experience increased storm intensity and other natural disasters in future periods and, as such, we cannot provide assurance that natural disasters will not have a material impact on our financial condition, results of operations or cash flows over the foreseeable future.

Appointment of New Chief Executive Officer and President

On March 28, 2025, we announced that our Board of Trustees and Andrea L. Olshan have agreed that Ms. Olshan will step down as the Company’s Chief Executive Officer and President (“CEO”) and as a member of the Board effective as of April 11, 2025 (the “Separation Date”). Also on March 28, 2025, we announced that our Board of Trustees appointed Board Chairman Adam Metz as Interim CEO as of the Separation Date. In his role as Interim CEO, Mr. Metz will serve as the principal executive officer of the Company until his successor is duly appointed and qualified, or until his earlier termination or removal, and will receive a monthly salary of $80,000. Mr. Metz will also continue to serve as Board Chairman, and the Board has appointed Mitchell Sabshon to serve as Lead Independent Director as of the Separation Date.

Results of Operations

We derive substantially all of our revenue from rents received from tenants under existing leases at each of our properties. This revenue generally includes fixed base rents and recoveries of expenses that we have incurred and that we pass through to the individual tenants, in each case as provided in the respective leases.

Our primary cash expenses consist of our property operating expenses, general and administrative expenses, interest expense, and construction and development related costs. Property operating expenses include: real estate taxes, repairs and maintenance, management fees, insurance, ground lease costs and utilities; general and administrative expenses include payroll, office expenses, professional fees, and other administrative expenses; and interest expense on our term loan facility. In addition, we incur substantial non-cash charges for depreciation of our properties and amortization of intangible assets and liabilities.

Comparison of the Year Ended December 31, 2024 to the Year Ended December 31, 2023

The following table presents selected data on comparative results from the Company’s consolidated statements of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023 (in thousands):

	Year Ended December 31,
	2024	2023	$ Change

Revenue
Rental income	$17,055	$15,060	$1,995
Expenses
Property operating	(16,339)	(21,282)	4,943
Abandoned project cots	(5,732)	-	(5,732)
Real estate taxes	(3,935)	(6,128)	2,193
Depreciation and amortization	(13,118)	(14,471)	1,353
General and administrative	(30,021)	(45,988)	15,967
Gain on sale of real estate, net	10,678	96,214	(85,536)
Gain on sale of interest in unconsolidated entities	2,042	6,407	(4,365)
Impairment of real estate assets	(87,536)	(107,043)	19,507
Equity in loss of unconsolidated entities	(3,154)	(55,857)	52,703
Interest and other income (expense), net	2,513	17,067	(14,554)
Interest expense	(24,972)	(44,571)	19,599

Rental Income

The following table presents the results for rental income for the year ended December 31, 2024, as compared to the corresponding year ended December 31, 2023 (in thousands):

	Year Ended December 31,		Year Ended December 31,
	2024		2023
	Rental Income	% of Total Rental Income	Rental Income	% of Total Rental Income	$ Change
In-place retail leases	$17,957	105.3%	$31,904	211.8%	$(13,947)
Straight-line rent expense	(917)	-5.4%	(16,872)	-112.0%	15,955
Amortization of above/below market leases	15	0.1%	28	0.2%	(13)
Total rental income	$17,055	100.0%	$15,060	100.0%	$1,995

In-place retail tenants rental income decreased $13.9 million during 2024 primarily due to property sales. The decrease was partially offset by an increase of $2.3 million in rental income from the Aventura, FL property.

The decrease of $16.0 million in straight-line rental expense during 2024 was due primarily to the decrease in property sales of tenanted properties in 2024, decreasing the amount of straight-line rental income reversals.

Property Operating Expenses

The decrease of $4.9 million in property operating expense for the year ended December 31, 2024 was due primarily to decreases of $7.5 million of operating expenses related to asset sales which was partially offset by increases of demolition costs of $0.6 million and $1.5 million in insurance expense.

Abandoned project costs

During the year ended December 31, 2024, the Company expensed costs that were previously capitalized in construction in progress on account of a tenant that defaulted on its lease prior to opening and predevelopment costs on a property which the Company is not currently pursuing entitlements.

Real Estate Taxes

Real estate taxes decreased by approximately $5.0 million due to property sales. The decrease was partially offset by an increase of $1.0 million in Aventura, FL real estate taxes and a reduction of capitalized real estate taxes of approximately $1.3 million.

Depreciation and Amortization Expenses

The decrease of $1.4 million in depreciation and amortization expenses for the year ended December 31, 2024 was due primarily to a $3.9 million decrease due to property sales which was partially offset by $1.5 million in depreciation related to moving a property out of held for sale.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The decrease of $16.0 million for the year ended December 31, 2024 was primarily driven by a decrease of $14.2 million related to third-party consulting fees utilized to execute the Plan of Sale as well as a decrease of $2.8 million in personnel costs.

Gain on Sale of Real Estate

During the year ended December 31, 2024, the Company sold 13 properties for aggregate consideration of $163.5 million and recorded a gain totaling $10.7 million.

During the year ended December 31, 2023, the Company sold 60 properties, for aggregate consideration of $702.0 million and recorded a gain totaling $96.2 million.

Gain/Loss on Sale of Interests in Unconsolidated Entities

During the year ended December 31, 2024, the Company sold its interest in one unconsolidated property and recorded a gain of $2.0 million.

During the year ended December 31, 2023, the Company sold its interest in eight unconsolidated properties, and recorded a gain totaling $6.4 million.

Impairment of Real Estate Assets

During the year ended December 31, 2024, the Company recognized $1.7 million impairment of real estate assets as a result of the Company accepting offers below book value on three properties and an $85.8 million impairment of real estate assets on the Company's development property in Aventura, FL due to negotiations for rent relief with existing tenants that began during the second quarter of 2024 which triggered the need for an impairment analysis pursuant to ASC 360, Property, Plant and Equipment. The Company determined the fair value of this property by applying a discount to projected cash flows over the estimated hold period. During the year ended December 31, 2023, the Company recognized $107.0 million of impairment losses as a result of recognizing an impairment on the Company's development property in Aventura, FL, which is included within the condensed consolidated statements of operations

Equity in Loss of Unconsolidated Entities

During the year ended December 31, 2024, the Company recorded $3.2 million of loss from investments in unconsolidated entities primarily due to $2.6 million of loss on the sale of one of the underlying properties. During the year ended December 31, 2023, the Company recorded $55.9 million of loss from investments in unconsolidated entities primarily due to impairment charges of $70.8 million and $41.9 million recorded on two underlying investments resulting in the Company picking up its share of these impairments of $35.4 million and $5.5 million, respectively, and an $11.7 million other-than-temporary impairment charge recorded against three other investments.

Interest and Other Income

The decrease of $14.5 million in interest and other income is primarily due to the receipt of $11.6 million in settlement proceeds during the year ended December 31, 2023.

Interest Expense

The decrease of $19.6 million in interest expense for the year ended December 31, 2024 was driven by partial Term Loan Facility pay downs.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the year ended December 31, 2024 and the Company recorded net operating cash outflows of $53.5 million. Additionally, the Company generated net investing cash inflows of $126.9 million during the year ended December 31, 2024, which were driven by asset sales and partially offset by development expenditures and recorded financing cash outflows of $125.3 million, primarily due to partial repayments of the Term Loan Facility.

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
o
From the approval of the Plan of Sale on October 24, 2022 through December 31, 2024, we sold 89 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $1.0 billion of gross proceeds.
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
o
From the approval of the Plan of Sale on October 24, 2022 through December 31, 2024, we sold our interests in 10 Unconsolidated Properties and generated approximately $151.5 million of gross proceeds.
•
Unconsolidated Properties. As of December 31, 2024, we had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities.

Subsequent to December 31, 2024, we sold one asset for gross proceeds of $29.9 million. As of March 31, 2025, we had one asset owned by our consolidated joint venture under contract for sale subject to customary due diligence for total anticipated proceeds of $14.0 million and is subject to closing conditions.

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (as amended, the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230 million voluntary prepayment, reducing the unpaid principal balance to $800 million, and the debt maturity was extended for two years to July 31, 2025. The Company made additional voluntary prepayments aggregating $440 million during the remainder of 2023 and additional voluntary prepayments aggregating $120.0 million during 2024, reducing the unpaid principal balance to $240.0 million at December 31, 2024.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the Term Loan Amendment as further described below. As of December 31, 2024, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

As of December 31, 2024, the Company was not in compliance with certain of the financial metrics described above. The Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and, as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below) executed on June 16, 2022 eliminates this requirement. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which are recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the term of the Term Loan Agreement. As of December 31, 2023 the Company's debt issuance costs were fully amortized.

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

On November 20, 2024, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Fourth Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway pursuant to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that the Term Loan Agreement may, at the Operating Partnership’s election, be extended for one year from the Maturity Date to July 31, 2026 if the Operating Partnership pays a 2% extension fee on the then outstanding principal balance as of the Maturity Date.

As of December 31, 2024, the Company has paid down $1.36 billion towards the Term Loan’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of December 31, 2024 was $240.0 million.

The Company currently anticipates it will continue to use cash on hand together with sales of Consolidated Properties, sales of interests in Unconsolidated Properties and potential financing transactions as the primary source of capital to repay principal on the Term Loan and its obligations.

Preferred Shares

As of December 31, 2024, we had 2,800,000 7.00% Series A Cumulative Redeemable Preferred Shares (the “Series A Preferred Shares”) outstanding. As of December 14, 2022, we may redeem any or all of the Series A Preferred Shares at $25.00 per share plus any accrued and unpaid dividends.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during 2024. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Company’s Board of Trustees also declared the following dividends on Company’s Series A Preferred Shares during 2025, 2024 and 2023:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2025
February 26	March 31	April 15	$0.43750
2024
October 28	December 31	January 15, 2025	$0.43750
July 31	September 30	October 15	0.43750
May 2	June 28	July 15	0.43750
February 29	March 29	April 15	0.43750
2023
October 30	December 29	January 16, 2024	$0.43750
July 25	September 29	October 13	0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750

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

Information concerning our obligations and commitments to make future payments under contracts for these loan and lease agreements as of December 31, 2024 is aggregated in the following table (in thousands):

		Payments due by Period
		Within			After
Minimum Cash Requirements	Total	1 year	2 - 3 years	4 -5 years	5 years
Long-term debt (1)	$250,640	$250,640	$—	$—	$—
Operating leases	2,765	605	90	90	1,980
Total	$253,405	$251,245	$90	$90	$1,980

(1) Includes expected interest payments.

Capital Expenditures

During the year ended December 31, 2024 the Company invested $27.5 million in our consolidated development and operating properties and an additional $9.3 million into our unconsolidated joint ventures.

During the year ended December 31, 2023 the Company invested $79.7 million in our consolidated development and operating properties and an additional $13.4 million into our unconsolidated joint ventures.

Cash Flows for the Year Ended December 31, 2024 Compared to December 31, 2023

The following table summarizes the Company’s cash flow activities for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
	2024	2023	$ Change
Net cash used in operating activities	$(53,548)	$(53,061)	$(487)
Net cash provided by investing activities	126,870	732,911	(606,041)
Net cash used in financing activities	(125,313)	(675,089)	549,776

Cash Flows from Operating Activities

Significant components of net cash used in operating activities include:

−
In 2024, a decrease in rental income and gain on sale of real estate assets and a decrease in accounts payable, accrued expenses and other liabilities; and
−
In 2023, a decrease in rental income and gain on sale of real estate assets and a decrease in accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

−
In 2024, $155.7 million of net proceeds from the sale of real estate and $8.0 million of distributions and proceeds from the disposition of interests in unconsolidated entities offset by development of real estate of ($27.5) million and investments in unconsolidated entities of ($9.3) million; and
−
In 2023, $673.5 million of net proceeds from the sale of real estate and $152.6 million of distributions and proceeds from the disposition of interests in unconsolidated entities offset by development of real estate of ($79.7) million and investments in unconsolidated entities of ($13.4) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

−
In 2024, ($120.0) million cash repayment of Term Loan Facility principal and ($4.9) million cash payment of preferred dividends; and
−
In 2023, ($670.0) million cash repayment of Term Loan Facility principal and ($4.9) million cash payment of preferred dividends.

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

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws. The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. On or around January 15, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned Paul Sidhu v. Seritage Growth Properties, Case No. 1:25-cv-00152. On or around January 20, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned James Wallen v. Seritage Growth Properties, Case No. 1:25-cv-00190. The Derivative Actions allege the same or similar claimed acts and omissions underlying the Securities Action, assert breach of fiduciary duty and other claims against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees, and name the Company as a nominal defendant. The complaint in each of the Derivative Actions seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. On February 13, 2025, the parties to the Derivative Actions filed a stipulation and proposed order seeking to consolidate the Derivative Actions and appoint lead counsel. The Company intends to vigorously defend itself against the allegations in these lawsuits.

On March 2, 2021, we brought a lawsuit in Delaware state court against QBE Insurance Corporation, Endurance American Insurance Company, Allianz Global Risks US Insurance Company and Continental Casualty Company, each of which are D&O insurance providers of the Company (the “D&O Insurers”). Our lawsuit sought, among other things, declaratory relief and money damages as a result of certain of the D&O Insurers refusal to pay certain costs and expenses related to the defense of the litigation related to the bankruptcy of Sears Holdings (the “Litigation”). The Litigation was settled in 2022 and the Litigation was dismissed. Any amounts received from the insurers will offset the Seritage Defendants’ contribution. We reached settlement agreements with two of the D&O Insurers for gross proceeds of $12.7 million which is recorded in interest and other income (expense), net in the consolidated statements of operations during the year ended December 31, 2022. In 2023, we reached settlement agreements with the other two D&O Insurers for gross proceeds of $11.6 million. We received $11.6 million during the year ended December 31, 2023, which is recorded in interest and other income (expense), net in the consolidated statements of operations.

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

Real Estate Investments

The Company on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects including the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized $87.5 million and $107.0 million in impairment losses for the years ended December 31, 2024 and 2023, respectively.

Investments in Unconsolidated Entities

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions which include macroeconomic conditions that the value of the Company’s investments in unconsolidated entities may be impaired. An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value. The Company did not record any other-than-temporary impairment losses for the year December 31, 2024. The Company recorded $11.7 million in other-than-temporary impairment losses in investments in unconsolidated entities for the year ended December 31, 2023.

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

The following table reconciles NOI-cash basis and NOI-cash basis at share to GAAP net loss for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31,
NOI-cash basis and NOI-cash basis at share	2024	2023
Net loss	$(153,536)	$(154,911)
Management and other fee income	(567)	(5,719)
Abandoned project costs	5,732	—
Depreciation and amortization	13,118	14,471
General and administrative expenses	30,021	45,988
Equity in loss of unconsolidated entities	3,154	55,857
Gain on sale of interest in unconsolidated entities	(2,042)	(6,407)
Gain on sale of real estate, net	(10,678)	(96,214)
Impairment of real estate assets	87,536	107,043
Interest and other income (expense), net	(2,513)	(17,067)
Interest expense	24,972	44,571
Provision for income taxes	1,584	38
Straight-line rent	917	16,874
Above/below market rental expense	189	176
NOI-cash basis	$(2,113)	$4,700
Unconsolidated entities (1)
Net operating income of unconsolidated entities (2)	5,315	8,384
Straight-line rent	(578)	(4,512)
Above/below market rental expense	(36)	28
NOI-cash basis at share	$2,588	$8,600

(1) Activity represents the Company's proportionate share of unconsolidated entity activity.

(2) Net operating income of unconsolidated properties excludes depreciation and amortization, gains, losses and impairments and management and administrative costs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2024, we had $240.0 million of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility which is based on a fixed term and imputed interest rate and therefore, neither are subject to interest rate fluctuations.

As of December 31, 2024, the estimated fair value of our consolidated debt was $235.7 million. The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our management under the supervision and with the participation of our principal executive officer ("PEO") and principal financial officer ("PFO") of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2024. Based on the evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Remediation of Previously Disclosed Material Weaknesses

In fiscal year 2023, management identified material weaknesses due to deficiencies in the design and operating effectiveness of our controls over the impairment of investments in real estate and other than temporary impairment of equity method investments. The deficiencies related to the identification of impairment indicators. Additionally, management did not maintain adequate evidence of the review of information used in the impairment indicator analysis and the fair value of investments in real estate and equity method investments. Further, management identified a deficiency in the operating effectiveness in our review over the calculation of other than temporary impairments. These deficiencies contributed to the potential for there to be material errors in our financial statements.

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

Remediation Plan

In response to the material weaknesses, management, with oversight of the Audit Committee, implemented steps to remediate the material weaknesses. Our internal control remediation efforts included the following:

•
enhancement of our internal control over the identification of impairment indicators for investments in real estate to include specific indicators related to development assets as well as an expanded set of potential indicators for all investments in real estate and equity method investments,
•
inclusion of additional members of management outside the accounting function in the identification of impairment indicator process,
•
updated policies and education for our reviewers to properly document and maintain adequate evidence of review of information used in preparation of the financial statements,
•
the engagement of third-party resources to assist with technical accounting for non-routine transactions, and
•
created a checklist to ensure all necessary inputs are utilized in the calculation of other than temporary impairment.

Management's Report on Internal Control over Financial Reporting

As of December 31, 2024, the Company’s management, including our PEO and PFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act and based on the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("the COSO framework"). Under the supervision of our management, including our PEO and PFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on the evaluation under these criteria, management has determined that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Controls over Financial Reporting

Other than described above, there were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined under Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our definitive proxy statement with respect to our 2025 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)
Consolidated Financial Statements and Consolidated Financial Statement Schedule.

The consolidated financial statements and consolidated financial statement schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.

(b)
Exhibits.

ITEM 16. FORM 10-K SUMMARY

None

Exhibit No.	Description	SEC Document Reference

2.1	Subscription, Distribution and Purchase and Sale Agreement, dated as of June 8, 2015, by and between Seritage Growth Properties and Sears Holdings Corporation	Incorporated by reference to Exhibit 2.1 to our Registration Statement on Form S-11, filed on June 9, 2015.

3.1	Articles of Amendment and Restatement	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on July 10, 2015.

3.2	Articles Supplementary Establishing and Fixing the Rights and Preferences of 7.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	Incorporated by reference to Exhibit 3.1 to our Registration Statement on Form 8-A, filed on December 14, 2017.

3.3	Articles of Amendment to Certificate of Incorporation, dated October 31, 2022	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q, filed on November 9, 2022.

3.4	Amended and Restated Bylaws	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q, filed on May 3, 2019.

4.1	Registration Rights Agreement by and among Seritage Growth Properties, ESL Investments, Inc., and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 10, 2015.

4.2	Form of specimen certificate evidencing the 7.00% Series A Cumulative Redeemable Preferred Shares of Beneficial Interest, par value $0.01 per share	Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed on December 14, 2017.

4.3	Description of Capital Stock of Seritage Growth Properties Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	Incorporated by reference to Exhibit 4.3 to our Annual Report on Form 10-K, filed on March 2, 2020.

10.1	Transition Services Agreement by and between Sears Holdings Management Corporation and Seritage Growth Properties, L.P., dated as of July 7, 2015	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 10, 2015.

10.2	Amended and Restated Agreement of Limited Partnership of Seritage Growth Properties, L.P., dated as of January 4, 2023	Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K, filed on April 1, 2024.

10.3*	Holdco Master Lease by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC, dated as of February 28, 2019	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 15, 2019.

10.4*	Side Letter to Holdco Master Lease, by and among Seritage KMT Finance LLC, Seritage SRC Finance LLC, Transform SR Operations LLC and Transform KM Operations LLC, dated as of February 28, 2019	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 15, 2019.

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

Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K, filed on March 15, 2021.

10.29†	Employment Agreement, dated February 7, 2021, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 9, 2021.

10.30	Amendment No. 2 to Senior Secured Term Loan Agreement, dated November 24, 2021, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 26, 2021.

10.31†	Employment Agreement Amendment, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q, filed on May 10, 2022.

10.32	Amendment No. 3 to Senior Secured Term Loan Agreement, dated June 16, 2022, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 21, 2022.

10.33†	Employment Offer Letter Addendum, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Matthew Fernand	Incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q, filed on May 10, 2022.

10.34†	Employment Offer Letter Addendum, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Eric Dinenberg	Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q, filed on May 10, 2022.

10.35†	Letter Agreement, dated March 14, 2019, between Eric Dinenberg and Seritage Growth Properties	Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K, filed on March 14, 2023.

10.36†	Employment Agreement Amendment, dated October 23, 2023, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Eric Dinenberg	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q, filed on November 8, 2023.

10.37†	Employment Agreement Amendment, dated October 23, 2023, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Matthew Fernand	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q, filed on November 8, 2023.

10.38†	Employment Offer Letter Addendum, dated December 28, 2023, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K, filed on April 1, 2024.

10.39	Amendment No. 4 to Senior Secured Term Loan Agreement, dated November 20, 2024, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 21, 2024

19.1	Seritage Growth Properties Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities	Filed herewith.

21.1	List of subsidiaries	Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K, filed on April 1, 2024.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

97.1	Seritage Growth Properties 2023 Clawback Policy	Incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K, filed on April 1, 2024.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

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

SERITAGE GROWTH PROPERTIES

Dated: March 31, 2025	/s/ Andrea Olshan

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Andrea Olshan	Chief Executive Officer and President (principal executive officer)	March 31, 2025
Andrea Olshan

/s/ John Garilli	Interim Chief Financial Officer (principal financial and accounting officer)	March 31, 2025
John Garilli

/s/ Adam Metz	Trustee	March 31, 2025
Adam Metz

/s/ John T. McClain	Trustee	March 31, 2025
John T. McClain

/s/ Mitchell Sabshon	Trustee	March 31, 2025
Mitchell Sabshon

/s/ Talya Nevo-Hacohen	Trustee	March 31, 2025
Talya Nevo-Hacohen

/s/ Allison Thrush	Trustee	March 31, 2025
Allison Thrush

/s/ Mark Wilsmann	Trustee	March 31, 2025
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and shareholders of Seritage Growth Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2024, and 2023, the related consolidated statements of operations, equity and cash flows, for the years ended December 31, 2024, and 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, the results of its operations and its cash flows for the years ended December 31, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Liquidity – Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the year ended December 31, 2024. Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, cash on hand, and sales of consolidated and unconsolidated properties and potential financing transactions.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s liquidity disclosure included the following, among others:

•
We tested management’s key assumptions, including projected rental income by comparing such assumptions to underlying lease agreements or rent commencement letters.
•
We evaluated management’s estimates relating to development expenditures by comparing to underlying development budgets and costs spent to date and performing corroborating inquiries with management outside of accounting.
•
We performed a sensitivity analysis on management’s projected sources and uses of cash to evaluate the reasonableness of management’s projections.
•
We evaluated the ability of the Company to extend the Term Loan Agreement and that it was appropriately considered in management’s liquidity analysis.

Investments in Unconsolidated Entities – Indicators of Other-Than-Temporary Impairment – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company, on a periodic basis, assesses whether there are indicators that investments in unconsolidated entities may be other-than-temporarily impaired. Possible indications of other-than-temporary impairment may include tenant financial instability, decrease in occupancy, significant adverse legal factors, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the construction of a long-lived asset, significant decreases in the market price of a long-lived asset or other adverse asset-specific and/or market conditions.

If an indicator is identified for an investment in an unconsolidated entity for which management determines the estimated fair value is less than the carrying value, management will determine if such decline in value is other-than-temporary. We identified the Company’s indicators of other-than-temporary impairment analysis as a critical audit matter because of the significant assumptions in management’s analysis of relevant indicators and the higher degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of investments in unconsolidated entities for possible indications of other-than-temporary impairment included the following, among others:

•
We evaluated the Company’s identification of other-than-temporary impairment indicators by:
o
Searching for adverse asset-specific and/or market conditions.
o
Developing an independent expectation of other-than-temporary impairment indicators and comparing such expectation to management’s analysis.
o
Inquiring of management outside of accounting to corroborate changes in the use of assets that may indicate the carrying value of the asset maybe not be recoverable.
o
Inquiring of management outside of accounting regarding assets that have significant tenants experiencing financial instability and corroborating management’s conclusions by reviewing the unconsolidated entity’s bad debt analysis and performing online searches for contradictory evidence.
o
Inquiries of the management regarding ongoing negotiations with or offers received from the Company’s partners in the unconsolidated entities and comparing those offers to the carrying value of the investment.

Investment in Real Estate –Impairment Indicators and Impairment – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company evaluates real estate assets for impairment whenever there are changes in circumstances or indicators that the carrying amount of the asset may not be recoverable. These indicators may include declining operating performance, below average occupancy, shortened anticipated holding periods, and other adverse changes. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

If the carrying value of a real estate asset exceeds the undiscounted cash flows, the Company performs an analysis to determine the estimated fair value of the real estate asset. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying value over its estimated fair value.

The Company made significant assumptions in the discounted cash flow valuation used to estimate the fair value of the Company’s development property in Aventura, FL. The significant assumptions included the capitalization rate, discount rate, anticipated hold period, capital expenditure estimates, rental rates and rental growth rates. The Company’s assumptions used in estimating the fair value of the development property in Aventura, FL are subjective and require judgment. Because of this, auditing these assumptions required a high degree of auditor judgment and extensive auditor effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation management’s indicators of investments in real estate included the following, among others:

•
Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.
•
Inquiring of management outside of accounting to corroborate the progress of leasing up assets under development, delays in sales of assets under contract, or changes in the use of assets that may indicate the carrying value of the asset maybe not be recoverable.
•
Inquiring of management outside of accounting regarding assets that have significant tenants experiencing financial instability and corroborating management’s conclusions by reviewing the Company’s bad debt analysis and performing online searches for contradictory evidence.
•
We utilized professionals with specialized skills and knowledge to assist in evaluating the reasonableness of the assumptions used by management in the indicators and the undiscounted cashflows, including, future market rents, down-time leasing period, hold period and terminal capitalization rates for certain real estate investments, for which impairment indicators have been identified.

Our audit procedures related to evaluating management’s estimated fair value of the Company's development property in Aventura, FL included the following, among others:

•
With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology; (2) significant assumptions made, including the determination of discount rate, anticipated hold period, rental rates, rental growth rates, capitalization rates and; (3) mathematical accuracy of the cash flow model utilized by management.
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
•
Evaluating management’s estimates relating to projected development expenditures by comparing to executed lease agreements, assessed speculative tenant improvements for reasonableness by comparing to market data.

/s/ Deloitte & Touche LLP

New York, New York

March 31, 2025

We have served as the Company’s auditor since 2015.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Investment in real estate
Land	$65,009	$102,090
Buildings and improvements	239,978	344,972
Accumulated depreciation	(39,940)	(36,025)
	265,047	411,037
Construction in progress	93,587	135,305
Net investment in real estate	358,634	546,342
Real estate held for sale	-	39,332
Investment in unconsolidated entities	189,699	196,437
Cash and cash equivalents	85,206	134,001
Restricted cash	12,503	15,699
Tenant and other receivables, net	7,894	12,246
Lease intangible assets, net	1,047	886
Prepaid expenses, deferred expenses and other assets, net	22,791	28,921
Total assets (1)	$677,774	$973,864

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility	$240,000	$360,000
Accounts payable, accrued expenses and other liabilities	31,971	50,700
Total liabilities (1)	271,971	410,700

Commitments and Contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,274,466 and 56,194,727 shares issued and outstanding as of December 31, 2024 and 2023, respectively	562	562
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of December 31, 2024 and 2023; liquidation preference of $70,000	28	28
Additional paid-in capital	1,362,644	1,361,742
Accumulated deficit	(958,778)	(800,342)
Total shareholders' equity	404,456	561,990
Non-controlling interests	1,347	1,174
Total equity	405,803	563,164
Total liabilities and equity	$677,774	$973,864

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets, as of December 31, 2024, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $3.3 million of land, $2.8 million of building and improvements, $(0.9) million of accumulated depreciation and $3.2 million of other assets included in other line items. The Company's consolidated balance sheets as of December 31, 2023, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $3.3 million of land, $2.8 million of building and improvements, $(0.8) million of accumulated depreciation and $2.4 million of other assets included in other line items.

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2024	2023
REVENUE
Rental income	$17,055	$15,060
Management and other fee income	567	5,719
Total revenue	17,622	20,779
EXPENSES
Property operating	16,339	21,282
Abandoned project costs	5,732	—
Real estate taxes	3,935	6,128
Depreciation and amortization	13,118	14,471
General and administrative	30,021	45,988
Total expenses	69,145	87,869
Gain on sale of real estate, net	10,678	96,214
Gain on sale of interest in unconsolidated entities	2,042	6,407
Impairment of real estate assets	(87,536)	(107,043)
Equity in loss of unconsolidated entities	(3,154)	(55,857)
Interest and other income (expense), net	2,513	17,067
Interest expense	(24,972)	(44,571)
Loss before income taxes	(151,952)	(154,873)
Provision for income taxes	(1,584)	(38)
Net loss	(153,536)	(154,911)
Preferred dividends	(4,900)	(4,900)
Net loss attributable to Seritage common shareholders	$(158,436)	$(159,811)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(2.82)	$(2.85)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(2.82)	$(2.85)
Weighted average Class A common shares outstanding - Basic	56,255	56,151
Weighted average Class A common shares outstanding - Diluted	56,255	56,151

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except per share amounts)

					Additional		Non-
	Class A Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2023	56,053	$561	2,800	$28	$1,360,411	$(640,531)	$2,130	$722,599
Net loss	—	—	—	—	—	(154,911)	—	(154,911)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	142	1	—	—	(316)	—	—	(315)
Share-based compensation	—	—	—	—	2,782	—	—	2,782
Sale of consolidated joint venture	—	—	—	—	(1,135)	—	(1,082)	(2,217)
Contributions to consolidated VIEs	—	—	—	—	—	—	126	126
Balance at December 31, 2023	56,195	$562	2,800	$28	$1,361,742	$(800,342)	$1,174	$563,164

					Additional		Non-
	Class A Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2024	56,195	$562	2,800	$28	$1,361,742	$(800,342)	$1,174	$563,164
Net loss	—	—	—	—	—	(153,536)	—	(153,536)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	79	—	—	—	(586)	—	—	(586)
Share-based compensation	—	—	—	—	1,488	—	—	1,488
Contributions to consolidated VIEs	—	—	—	—	—	—	173	173
Balance at December 31, 2024	56,274	$562	2,800	$28	$1,362,644	$(958,778)	$1,347	$405,803

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2024	2023
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(153,536)	$(154,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	3,154	55,857
Distributions from unconsolidated entities	6,998	—
Gain on sale of interest in unconsolidated entities	(2,042)	(6,407)
Gain on sale of real estate, net	(10,678)	(96,214)
Impairment of real estate assets	87,536	107,043
Share-based compensation	1,488	2,735
Depreciation and amortization	13,118	14,471
Amortization of deferred financing costs	—	246
Amortization of above and below market leases, net	189	176
Straight-line rent adjustment	917	16,872
Abandoned project costs	5,732	—
Non-cash lease expense	619	—
Change in operating assets and liabilities
Tenants and other receivables	5,112	12,544
Prepaid expenses, deferred expenses and other assets	911	5,948
Accounts payable, accrued expenses and other liabilities	(13,066)	(11,421)
Net cash used in operating activities	(53,548)	(53,061)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(9,255)	(13,370)
Distributions from unconsolidated entities	7,952	152,553
Net proceeds from sale of real estate	155,687	673,473
Development of real estate	(27,514)	(79,745)
Net cash provided by investing activities	126,870	732,911
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan	(120,000)	(670,000)
Purchase of shares related to stock grant recipients' tax withholdings	(586)	(315)
Preferred dividends paid	(4,900)	(4,900)
Contributions from noncontrolling interests to consolidated VIEs	173	126
Net cash used in financing activities	(125,313)	(675,089)
Net (decrease) and increase in cash and cash equivalents	(51,991)	4,761
Cash and cash equivalents, and restricted cash, beginning of period	149,700	144,939
Cash and cash equivalents, and restricted cash, end of period	$97,709	$149,700

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2024	2023
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$134,001	$133,480
Restricted cash at beginning of period	15,699	11,459
Cash and cash equivalents and restricted cash at beginning of period	$149,700	$144,939

Cash and cash equivalents at end of period	$85,206	$134,001
Restricted cash at end of period	12,503	15,699
Cash and cash equivalents and restricted cash at end of period	$97,709	$149,700

	Year Ended December 31,
	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$25,355	$46,046
Capitalized interest	—	3,742
Income taxes paid	1,570	38
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$17,172	$19,575
Preferred dividends declared and unpaid	1,225	1,225

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of December 31, 2024, the Company’s portfolio consisted of interests in 17 properties comprised of approximately 1.7 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 274 acres of land. The portfolio encompasses 10 wholly owned properties consisting of approximately 0.9 million square feet of GLA and 166 acres (such properties, the “Consolidated Properties”) and seven unconsolidated entities consisting of approximately 0.8 million square feet of GLA and 108 acres (such properties, the “Unconsolidated Properties”).

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

On March 31, 2022, the Company announced that its Board of Trustees, with the recommendation of the Special Committee, approved a plan to terminate the Company’s REIT status and become a taxable C Corporation, effective for the year ended December 31, 2022. As a result, the Company is no longer required to operate under REIT rules, including the requirement to distribute at least 90% of REIT taxable income to its shareholders, which provides the Company with greater flexibility to use its free cash flow. Effective January 1, 2022, the Company is subject to federal and state income taxes on its taxable income at applicable tax rates and is no longer entitled to a tax deduction for dividends paid. The Company operated as a REIT since inception and through the 2021 tax year, and existing REIT requirements and limitations, including those established by the Company’s organizational documents, remained in place until December 31, 2021.

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale is expected to increase the universe of potential buyers by allowing Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of December 31, 2024, Mr. Lampert owns approximately 24.0% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

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

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the year ended December 31, 2024 and the Company recorded net operating cash outflows of ($53.5) million. Additionally, the Company generated net investing cash inflows of $126.9 million during the year ended December 31, 2024, which were driven by asset sales and partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, but not limited to cash on hand, sales of Consolidated Properties, sales of Unconsolidated Properties and potential financing transactions. During the year ended December 31, 2024, the Company sold 13 consolidated assets and two unconsolidated properties for gross proceeds of $174.3 million and made aggregate principal prepayments of $120.0 million on the Term Loan Facility, reducing the outstanding Term Loan Facility balance to $240.0 million as of December 31, 2024. The maturity date for the Term Loan Facility is July 31, 2025. On November 20, 2024, the Company entered into an amendment to the Term Loan Facility agreement which provides the Company with an option to extend the maturity of the Term Loan Facility to July 31, 2026. Exercise of the extension option requires the Company to pay a 2% fee on the then outstanding balance of the Term Loan Facility. All other terms of the loan remain the same.

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

As the Company has the option, at its sole discretion, to extend the maturity date to July 31, 2026, the outstanding balance of the Term Loan Facility is not considered to be due within the 12 month period subsequent to the date that the financial statements are issued, therefore the outstanding principal balance of the Company’s Term Loan Facility is not factored into the Company’s analysis as a current Obligation. The Company has considered the costs to exercise the extension option to be a current Obligation.

Existing cash on hand and estimated rental income would allow the Company to fund its Obligations and certain development expenditures. As a result, the Company has concluded that management’s plans do alleviate substantial doubt about the Company’s ability to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which they have a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates such entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of December 31, 2024, the Company consolidates one VIE in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entity, specifically surrounding the development plan. As of December 31, 2024 and 2023, the Company has investments in several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of December 31, 2024, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

Certain reclassifications, if any, have been made to previously reported amounts to conform to the current period's presentation.

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

Segment Reporting

During the year ended December 31 2024, given the continued decline in size of the portfolio and the continued progression of the Plan of Sale, the Company has concluded that they have one operating segment and one reportable segment as the Company is assessing performance and making operating decisions on an aggregated single segment basis. The Company currently operates in a single reportable segment which includes the ownership, development, redevelopment, management, sale and leasing of real estate properties. The Company’s chief operating decision maker ("CODM"), Andrea Olshan (the principal executive officer), assesses and measures the operating and financial results on an aggregated basis and does not allocate resources or make decisions distinguishing between individual properties, geographies, sizes, or types. All revenue has been generated and all tangible assets are held in the United States.

Real Estate

Real estate assets are recorded at cost, less accumulated depreciation and amortization.

Expenditures for ordinary repairs and maintenance will be expensed as incurred. Significant renovations which improve the property or extend the useful life of the assets are capitalized. To the extent any real estate is undergoing redevelopment activities, all amounts directly associated with and attributable to the project, including planning, development and construction costs, interest costs, personnel costs of employees directly involved, and other miscellaneous costs incurred during the period of redevelopment, are capitalized. The capitalization period begins when redevelopment activities are underway and ends when the project is substantially complete.

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

The Company, on a periodic basis, assesses whether there are indicators that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects, including the effects of demand, competition, and other economic factors, such as discount rates and market comparables. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real asset. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment losses of $87.5 million and $107.0 million during the years ended December 31, 2024 and 2023, respectively.

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

The following table summarizes the Company’s gain on sale of real estate, net during the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023
Gross proceeds	$163.5	$702.0
Gain on sale of real estate, net	10.7	96.2

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

As of December 31, 2024, no properties were classified as held for sale and as of December 31, 2023, six properties were classified as held for sale with assets of $39.3 million and no liabilities.

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

The Company did not record any other-than-temporary impairment losses in investments in unconsolidated entities for the year ended December 31, 2024. The Company recorded $11.7 million in other-than-temporary impairment losses in investments in unconsolidated entities for the year ended December 31, 2023 in equity in loss of unconsolidated entities on the Company’s consolidated statements of operations.

Restricted Cash

As of December 31, 2024 and 2023, restricted cash represents cash collateral for letters of credit and cash held in escrow.

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

The Company periodically reviews its receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectability of substantially all future lease payments from a specified lease is not probable of collection, at which point, the Company will begin recognizing revenue on a cash basis, based on actual amounts received. Any receivables that are deemed to be uncollectible are recognized as a reduction to rental income in the Company’s consolidated statements of operations. If future circumstances change such that the Company believes that it is reasonably certain that the Company will collect all rental income remaining on such leases, the Company will resume accruing rental income and recognize a cumulative catch up for previously written-off receivables. The Company is recognizing rental income on a cash basis for certain tenants starting in the third quarter of 2024.

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

Share-Based Compensation

The Company generally recognizes equity awards to employees as compensation expense and includes such expense within general and administrative expenses in the consolidated statements of operations. Compensation expense for equity awards is based on the grant date fair value of the awards. Compensation expense is recognized ratably over the vesting period for awards with time-based vesting and awards with market-based vesting conditions (e.g. total shareholder return). For awards with performance-based vesting determined by Company operating criteria, the Company recognizes compensation expense at the date the achievement of performance criteria is deemed probable for the amount which would have been recognized ratably from the date of the grant through the date the achievement of performance criteria is deemed probable, and then ratably from the date the achievement of performance criteria is deemed probable through the remainder of the vesting period. The Company utilized a third-party valuation firm to measure the grant date fair value of restricted stock unit awards with market-based criteria using the Monte Carlo model. All market-based awards expired on March 15, 2024. Forfeitures are recorded on an actual basis.

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of December 31, 2024, the Company has one tenant that comprises 12.4% of annualized base rent, with no other tenants exceeding 10.0% of annualized base rent. The Company’s portfolio of 10 Consolidated Properties and seven Unconsolidated Properties was diversified by location across seven states.

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

Recently Issued Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-7 aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within the segment measure of profit or loss, an amount and description of its composition for other segment items to reconcile segment profit or loss. The update also requires disclosure regarding the chief operating decision maker and expands the interim segment disclosure requirements. The Company adopted ASU 2023-07 and its adoption did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures that requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the fiscal years beginning after December 15, 2024. The Company does expect that the implementation will have a material impact on its consolidated financial statements.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of December 31, 2024 and 2023 (in thousands):

December 31, 2024
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$2,858	$(1,838)	$1,020
Above-market leases, net	534	(507)	27
Total	$3,392	$(2,345)	$1,047

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$(1,865)	$785	$(1,080)
Total	$(1,865)	$785	$(1,080)

December 31, 2023
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$1,541	$(655)	$886
Total	$1,541	$(655)	$886

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$1,304	$(456)	$848
Total	$1,304	$(456)	$848

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $14.3 thousand and $0.1 million for the years ended December 31, 2024 and 2023 , respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.2 million and $0.2 million for the years ended December 31, 2024 and 2023. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $0.4 million and $0.3 million for the years ended December 31, 2024 and 2023, respectively. Future amortization of these lease intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
2025	$56	$203	$143
2026	83	203	92
2027	83	203	92
2028	82	203	92
2029	82	203	92
Thereafter	667	8,824	509

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

As of December 31, 2024, the Company had investments in seven unconsolidated entities as follows:

		Seritage %	# of	Total
Unconsolidated Entities	Entity Partner(s)	Ownership	Properties	GLA
GS Portfolio Holdings II LLC ("GGP I JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	—	—
GS Portfolio Holdings (2017) LLC ("GGP II JV")	Brookfield Properties Retail (formerly GGP Inc.)	50.0%	1	93,500
SPS Portfolio Holdings II LLC ("Simon JV")	Simon Property Group, Inc.	50.0%	2	165,000
Mark 302 JV LLC ("Mark 302 JV")	An investment fund managed by Invesco Real Estate	50.0%	1	51,500
SI UTC LLC ("UTC JV")	A separate account advised by Invesco Real Estate	50.0%	1	106,200
Tech Ridge JV Holding LLC ("Tech Ridge JV")	An affiliate of RD Management	50.0%	1	—
Landmark Land Holdings, LLC ("Landmark JV")	The Howard Hughes Corporation and Foulger-Pratt	31.3%	1	—
			7	416,200

The final property in the GGP I JV was sold on December 31, 2024 and the Company received its share of proceeds the same day. The final accounting and wind up of GGP I JV will be completed in 2025. One property in the Simon JV was sold on December 31, 2024. The Company's share of the proceeds was received on January 10, 2025.

In certain circumstances, when the Company has contributed properties to unconsolidated entities in exchange for equity interests in those unconsolidated entities, the transaction price attributed to the property at the closing (the "Contribution Value") is subject to revaluation as defined in the respective unconsolidated entity agreements, which may result in an adjustment to the gain or loss recognized. If the Contribution Value is subject to revaluation, the Company initially recognizes the gain or loss at the value that is the expected amount within the range of possible outcomes and will re-evaluate the expected amount on a quarterly basis through the final determination date.

Upon revaluation, the primary inputs in determining the Contribution Value will be updated for actual results and may result in a cash settlement or capital account adjustment between the unconsolidated entity partners, as well as an adjustment to the initial gain or loss.

Each reporting period, the Company re-analyzes the primary inputs that determine the Contribution Value and the gain or loss for those unconsolidated entities subject to a revaluation. As of December 31, 2024, the Company has one remaining instance where the Contribution Value is subject to a revaluation under certain conditions. The Company did not recognize any gain or loss on revaluation during the years ended December 31, 2024 and 2023.

Summarized Financial Information for Unconsolidated Entities

The Company has determined that for the periods presented in the Company’s financial statements, the UTC JV has met the conditions of a significant subsidiary under Rule 4-08(g) of Regulation S-X, pursuant to which the Company is required to provide summarized financial information for this unconsolidated entity.

The following tables presents summarized financial data for UTC JV (in thousands):

	December 31, 2024	December 31, 2023
ASSETS
Investment in real estate
Land	$27,992	$27,992
Buildings and improvements	158,229	149,625
Accumulated depreciation	(11,943)	(6,592)
	174,278	171,025
Construction in progress	3,013	2,362
Net investment in real estate	177,291	173,387
Cash and cash equivalents	2,839	7,355
Tenant and other receivables, net	11,408	11,289
Other assets, net	893	11,927
Total assets	$192,431	$203,958

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	4,698	18,133
Total liabilities	4,698	18,133

Members' Interest
Total members' interest	187,733	185,825
Total liabilities and members' interest	$192,431	$203,958
Carrying value of Company's investments in equity investments	$98,587	$97,018

	Year Ended December 31,
	2024	2023
Total revenue	$17,712	$15,489
Property operating expenses	(3,450)	(2,986)
Depreciation and amortization	(6,252)	(5,341)
Operating income	8,010	7,162
Other expenses	(875)	(1,965)
Net income	$7,135	$5,197
Equity in income of unconsolidated entities (1)	$3,716	$851

(1) Equity in loss of unconsolidated entities on the consolidated statements of operations includes basis difference adjustments.

Summarized Financial Information for Unconsolidated Entities

The following tables present combined financial data for all of the Company’s Unconsolidated Entities, excluding UTC JV (in thousands):

	December 31, 2024	December 31, 2023
ASSETS
Investment in real estate
Land	$88,153	$117,439
Buildings and improvements	74,644	96,016
Accumulated depreciation	(30,854)	(43,070)
	131,943	170,385
Construction in progress	64,212	104,866
Net investment in real estate	196,155	275,251
Cash and cash equivalents	18,164	2,795
Tenant and other receivables, net	35	6
Other assets, net	17,921	34,098
Total assets	$232,275	$312,150

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	12,194	65,522
Total liabilities	12,194	65,522

Members' Interest
Total members' interest	220,081	246,628
Total liabilities and members' interest	$232,275	$312,150
Carrying value of Company's investments in equity investments	$91,112	$99,419

	Year Ended December 31,
	2024	2023
Total revenue	$1,454	$10,188
Property operating expenses	(5,087)	(6,588)
Depreciation and amortization	(4,215)	(12,104)
Operating loss	(7,848)	(8,504)
Other expenses	(187)	(697)
Gains (losses) and (impairments)	(13,537)	(154,938)
Net loss	$(21,572)	$(164,139)
Equity in loss of unconsolidated entities (1)	$(6,870)	$(56,708)

(1) Equity in loss of unconsolidated entities on the consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. The Company utilizes appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. As a result of the Company’s analysis, there was no other-than-temporary impairment for the year ended December 31, 2024 and $11.7 million was recorded against equity method investments for the year ended December 31, 2023 for agreeing to sell its interests in unconsolidated properties for less than their carrying value. This impairment is included in the equity in loss of unconsolidated entities line in the consolidated statements of operations.

During the years ended December 31, 2024 and 2023, the Company sold its interest in one and eight unconsolidated properties, respectively, resulting in a gain of $2.0 million and $6.4 million, respectively. The gain is included in gain on sale of interest in unconsolidated entities on the consolidated statements of operations. During the year ended December 31, 2024, one underlying property was sold for a loss of $5.3 million. The Company's 50% share of this loss is included in equity loss of unconsolidated entities on the consolidated statements of operations. No underlying properties were sold during the year ended December 31, 2023.

As of December 31, 2024, the Company has put rights for three assets in two of its joint ventures, however since these properties are vacant, the 50% occupancy threshold to exercise these put rights has not been met. During the year ended December 31, 2023, the Company closed on the sale of four exercised put rights and as of December 31, 2023 the sale of all exercised put rights have closed.

The Company’s partners assess impairment on its underlying assets pursuant to ASC 360, Property, Plant and Equipment, and recorded impairment on unconsolidated properties of $8.3 million and $112.7 million for the years ended December 31, 2024 and 2023, respectively. For the years ended December 31, 2024 and 2023, the Company's 50% share of these impairment charges, adjusted to reflect the impact of basis differences, is $0.1 million and $41.8 million, respectively, and is included in equity in loss of unconsolidated entities on the consolidated statements of operations.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. Refer to Note 2 for the Company’s accounting policies. The Company earned $0.6 million and $5.8 million from these services for the years ended December 31, 2024 and 2023, respectively.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of December 31, 2024 is approximately as follows (in thousands):

December 31, 2024
2025	$19,597
2026	19,872
2027	18,618
2028	16,231
2029	14,975
Thereafter	82,526
Total	$171,819

The components of lease revenues for the years ended December 31, 2024, and 2023 were as follows (in thousands):

	Year Ended December 31,
	2024	2023
Fixed rental income	$14,493	$30,457
Variable rental income	3,464	1,447
Total rental income	$17,957	$31,904

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of December 31, 2024, and 2023, the outstanding amount of right of use ("ROU") assets were $11.5 million and $14.4 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the consolidated balance sheets. As of December 31, 2024 and 2023, the outstanding lease liabilities were $1.2 million and $5.2 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The Company recorded rent expense related to leased corporate office space of $1.8 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively. Such rent expense is classified within general and administrative expenses on the consolidated statements of operations.

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

In addition, the Company recorded ground rent expense of approximately $45.0 thousand and $0.1 million for the years ended December 31, 2024 and 2023, respectively. Such ground rent expense is classified within property operating expenses on the consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $0.7 million in 2025, $45.0 thousand in 2026, $45.0 thousand in 2027, $45.0 thousand in 2028, $45.0 thousand in 2029 and $2.0 million for the periods thereafter. The present value discount is $(1.7) million.

The following table sets forth information related to the measurement of our lease liabilities as of December 31, 2024:

December 31, 2024
Weighted average remaining lease term (in years)	18.6
Weighted average discount rate	7.68%
Cash paid for operating leases (in thousands)	$3,275

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230 million voluntary prepayment, reducing the unpaid principal balance to $800 million, and the debt maturity was extended for two years to July 31, 2025. The Company made additional voluntary prepayments aggregating $440 million during the remainder of 2023 and additional voluntary prepayments aggregating $120.0 million during 2024, reducing the unpaid principal balance to $240.0 million at December 31, 2024.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of December 31, 2024, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

As of December 31, 2024, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and, as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below) executed on June 16, 2022 eliminates this requirement. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

The Company incurred $2.1 million of debt issuance costs related to the Term Loan Facility which were recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the initial term of the Term Loan Agreement. As of December 31, 2023 the Company's debt issuance costs were fully amortized.

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

On November 20, 2024, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Fourth Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway pursuant to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that the Term Loan

Agreement may, at the Operating Partnership’s election, be extended for one year from the Maturity Date to July 31, 2026 if the Operating Partnership pays a 2% extension fee on the then outstanding principal balance as of the Maturity Date.

As of December 31, 2024, the Company has paid down $1.36 billion towards the Term Loan Facility’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of December 31, 2024 was $240.0 million.

Note 7 – Income Taxes

As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $29.1 million and $36.1 million during the years ended December 31, 2024 and 2023, respectively. As of December 31, 2024 and 2023, the Company has recorded full valuation allowances of $227.9 million and $198.8 million, respectively, against the deferred tax asset pursuant to ASC Topic 740 - Income Taxes ("ASC 740"), as discussed in more detail below.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2024 and 2023 primarily due to the recognition of a valuation allowance on its deferred tax assets.

The effective tax rate is calculated below (in thousands):

	For the Year Ended December 31,
	2024	2023
Pre-tax book income (loss)	$(153,536)	$(154,911)
Tax on pre-tax book income (loss)	(32,243)	(32,532)
State taxes on current year income, permanent items	(5,466)	(7,200)
Valuation allowance	29,054	36,054
Deferred rate change	7,504	483
Other	1,151	3,195
Income tax expense	$—	$—
Effective tax rate	0%	0%

The significant components of the Company’s deferred tax assets and liabilities of $227.9 million and $198.8 million as of December 31, 2024 and 2023, respectively, consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded full valuation allowances on the deferred tax assets as of December 31, 2024 and 2023.

The total deferred tax assets and liabilities are comprised of the following (in thousands):

	Year Ended December 31,
	2024	2023
Deferred income tax assets (liabilities):

Loss carryforwards and credits	$133,499	$119,720
Difference between book and tax basis of property, plant, and equipment	88,732	83,068
Straight-line rent	(662)	(926)
Prepaid insurance	(405)	(716)
Allowance for bad debts	722	441
Joint ventures	1,228	(9,568)
Accrued bonus	1,152	3,335
Stock compensation	3,424	3,192
Prepaid rent	11	—
Unearned revenue	368	531
State depreciation differences	(208)	(270)
Valuation allowance	(227,861)	(198,807)
Net deferred income tax asset	$—	$—

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded full valuation allowances against the Company’s deferred tax assets as of December 31, 2024 and 2023. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

A summary of the Company’s valuation allowance activity is as follows (in thousands):

	For the Year Ended December 31,
	2024	2023
Balance, beginning of year	$198,807	$162,753.0
Charged to costs and expenses	29,054	36,054
Balance, end of year	$227,861	$198,807

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company's assets measured at fair value on a non-recurring basis as December 31, 2024 and 2023, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$139,462	$-	$-	$139,462

	Balance	Fair Value Measurements Using
Description	December 31, 2023	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$207,968	$6,000	$5,000	$196,968
Impaired right-of-use assets	3,020	-	-	3,020
Other-than-temporary impaired investments in unconsolidated entities	14,739	-	14,739	-

In accordance with ASC 360-10, Property, Plant and Equipment, the Company reviews the carrying value of its real estate assets at each reporting period. For the years ended December 31, 2024 and 2023, the Company recorded impairment losses of $87.5 million and $107.0 million, respectively, on real estate assets which is included in impairment on real estate assets within the consolidated statements of operations. The $87.5 million of impairment recorded during the year ended December 31, 2024 was primarily due to negotiations for rent relief with existing tenants at Aventura, FL that began during the second quarter of 2024, and agreeing to sell one property below carrying value. The $107.0 million of impairment recorded during the year ended December 31, 2023 was primarily the result of increased development and construction costs and deteriorating market conditions with respect to the property at Aventura, FL which created delays in leasing and tenant openings. Other instances of impairment were driven by deteriorating market conditions and the Company agreeing to sell a property for less than its carrying value. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company reviews the carrying value of its investments in unconsolidated entities at each reporting period. The Company did not record any other-than-temporary impairment losses on investments in unconsolidated entities for the year ended December 31, 2024. The Company recorded $11.7 million of other-than-temporary impairment losses as a result of agreeing to sell Unconsolidated Properties below their carrying value for the year end December 31, 2023. This impairment is included in the equity in loss of unconsolidated entities line in the consolidated statements of operations.

For the year ended December 31, 2024, the Company estimated fair value of certain assets based on a discounted cash flow analysis using a discount rate of 11.0% and a residual capitalization rate of 6.75%. For the year ended December 31, 2023, the Company estimated fair value of certain assets based on a discounted cash flow analysis using a discount rate of 6.9% to 7.5% and residual capitalization rate of 6.0%. As significant inputs to the model are unobservable, the Company has determined that the fair values of these properties are classified within Level 3 of the fair value reporting hierarchy. The Company estimated fair value of certain assets based on letters of intent and bids which are subject to judgment as to comparability to the valued property. Because these inputs are derived from observable market data, we have determined that the fair values of these properties are classified within Level 2 of the fair value hierarchy. We consider fair values based upon the agreed-upon contract sales price to be classified within Level 1 of the fair value hierarchy.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash equivalents and the Term Loan Facility. The fair value of the Term Loan Facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of December 31, 2024 and 2023, the estimated fair values of the Company’s debt obligations were $235.7 million and $349.5 million, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws (the "Securities Action"). The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. On or around January 15, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned Paul Sidhu v. Seritage Growth Properties, Case No. 1:25-cv-00152 (the “Sidhu Derivative Action”). On or around January 20, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned James Wallen v. Seritage Growth Properties, Case No. 1:25-cv-00190 (the “Wallen Derivative Action” and, together with the Sidhu Derivative Action, the “Derivative Actions”). The Derivative Actions allege the same or similar claimed acts and omissions underlying the Securities Action, assert breach of fiduciary duty and other claims against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees, and name the Company as a nominal defendant. The complaint in each of the Derivative Actions seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. On February 13, 2025, the parties to the Derivative Actions filed a stipulation and proposed order seeking to consolidate the Derivative Actions and appoint lead counsel. The Company intends to vigorously defend itself against the allegations in these lawsuits.

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

On July 6, 2022, Mr. Lampert converted all of his remaining Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he no longer holds a direct interest in the Operating Partnership and he owns approximately 24.0% of the outstanding Class A shares as of December 31, 2024.

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee of $0.1 million and reimbursement for certain employee expenses. The Company paid Winthrop $2.8 million and $2.5 million during the years ended December 31, 2024 and 2023, respectively.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

At December 31, 2024 and 2023, there was $3.2 million and $3.0 million, respectively, in receivables from unconsolidated entities for reimbursable costs and is included in tenant and other receivables on the consolidated balance sheets. At December 31, 2024 and 2023, there was $0.1 million and $0.1 million, respectively, in payables to unconsolidated entities and is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

At December 31, 2024, the Company has certain put rights on three properties held by two unconsolidated entities, which may require the Company’s partner to buy out the Company’s investment in such properties. As of December 31, 2024, the threshold to exercise these put rights had not been met. During the year ended December 31, 2024, the Company did not exercise any put rights. During the year ended December 31, 2023, the Company exercised its put rights on one property.

Note 11 – Shareholders’ Equity

Class A Common Shares

As of December 31, 2024, 56,274,466 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of December 31, 2024, there were no Class B non-economic common shares issued or outstanding.

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

Our Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees also declared the following dividends on preferred shares during 2025, 2024 and 2023:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2025
February 26	March 31	April 15	$0.43750
2024
October 28	December 31	January 15, 2025	$0.43750
July 31	September 30	October 15	0.43750
May 2	June 28	July 15	0.43750
February 29	March 29	April 15	0.43750
2023
October 30	December 29	January 16, 2024	$0.43750
July 25	September 29	October 13	0.43750
April 27	June 30	July 14	0.43750
February 15	March 31	April 17	0.43750

Note 12 – Earnings per Share

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

(in thousands except per share amounts)	Year Ended December 31,
	2024	2023
Numerator - Basic and Diluted
Net loss	$(153,536)	$(154,911)
Preferred dividends	(4,900)	(4,900)
Net loss attributable to common shareholders - Basic	$(158,436)	$(159,811)

Denominator - Basic and Diluted
Weighted average Class A common shares outstanding	56,255	56,151
Weighted average Class A common shares outstanding - Basic	56,255	56,151
Weighted average Class A common shares outstanding - Diluted	56,255	56,151

Loss per share attributable to Class A common shareholders - Basic	$(2.82)	$(2.85)
Loss per share attributable to Class A common shareholders - Diluted	$(2.82)	$(2.85)

No adjustments were made to the numerator for the years ended December 31, 2024 or 2023 because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the years ended December 31, 2024 or 2023 because (i) the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect and (ii) including the non-controlling interest in the Operating Partnership would also require that the share of Operating Partnership loss attributable to such interests be added back to net loss, therefore, resulting in no effect on earnings per share.

As of December 31, 2024 and 2023, there were 87,899 and 361,645 shares, respectively, of non-vested restricted shares outstanding.

Note 13 – Share-Based Compensation

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

The following table summarizes restricted share activity for the grant periods ended December 31, 2024, and 2023:

	Year Ended December 31, 2024		Year Ended December 31, 2023
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested restricted shares at beginning of period	361,645	$14.27	535,650	$14.31
Restricted shares vested	(141,771)	13.42	(161,729)	13.63
Restricted shares forfeited	(131,975)	17.18	(12,276)	24.22
Unvested restricted shares at end of period	87,899	$11.31	361,645	$14.27

The Company recognized $1.5 million and $2.7 million in share-based compensation expense related to the restricted shares for the years ended December 31, 2024 and 2023, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s consolidated statements of operations.

As of December 31, 2024, there were approximately $0.2 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 0.2 years. As of December 31, 2023, there were $1.7 million of total unrecognized compensation costs related to the outstanding restricted shares which is expected to be recognized over a weighted-average period of approximately 1.0 years.

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

Note 14 – Segment Reporting

The Company currently operates in a single reportable segment which includes the ownership, development, redevelopment, management, sale and leasing of real estate properties. Substantially all of our revenues are derived from contractual rents and tenant expense reimbursements as outlined within lease agreements. The Company’s CODM, who is our chief executive officer, assesses and measures the operating and financial results on an aggregated basis and does not allocate resources or make decisions distinguishing between individual properties, geographies, sizes, or types. All revenue has been generated and all tangible assets are held in the United States.

The Company’s CODM regularly reviews the operating results of the Company to determine how to best allocate resources. The Company’s measure of segment profitability is consolidated net loss. The CODM uses consolidated net loss when deciding whether to market a property for sale, make an investment in a property to improve its marketability, or reduce general and administrative expenses. Consolidated net loss is also used to monitor budgeted versus actual results. The measure of segment assets is reported on the consolidated balance sheets as Total assets.

The table below reconciles total segment revenues to consolidated net loss and includes the significant segment expenses regularly provided to and reviewed by the CODM as part of their decision making process (in thousands):

	Year Ended December 31,
	2024	2023
Total revenue	$17,622	$20,779
Real estate taxes	(3,935)	(6,128)
Abandoned property	(5,732)	-
Common area maintenance	(9,302)	(14,747)
Property insurance	(5,354)	(3,839)
Personnel expenses (1)	(17,163)	(28,189)
Interest expense	(24,972)	(44,571)
Other segment items (2)	(103,116)	(78,178)
Net loss	$(151,952)	$(154,873)

(1) Personnel expenses include expenses related to employee base compensation, bonuses, cash payments in lieu of equity, share based compensation and third-party consulting fees.

(2) Other segment items include expenses included in the measure of segment loss that are not considered significant. Items that are not considered significant include the following: property utilities, audit and tax fees, office expenses, trustee fees, information and technology costs, legal fees, corporate insurance and other miscellaneous expenses. Other items also include the following: depreciation and amortization, gain on sale of real estate, gain on sale of interests in unconsolidated entities, impairment of real estate assets and equity in loss of unconsolidated entities, interest and other income, net and provision for income taxes.

SERITAGE GROWTH PROPERTIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2024

(Dollars in thousands)

			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Riverside	CA	(4)	1,054	494	—	194	1,054	688	1,742	(163)	July, 2015	(3)
Riverside	CA	(4)	3,343	2,778	—	3,128	3,343	5,906	9,249	(914)	July, 2015	(3)
Boca Raton	FL	(4)	16,089	7,480	—	(514)	16,089	6,966	23,055	(2,134)	July, 2015	(3)
Clearwater/Cntrysd	FL	(4)	5,852	17,777	—	1,605	5,852	19,382	25,234	(6,291)	July, 2015	(3)
Miami	FL	(4)	13,264	61,577	(8,757)	83,141	4,507	144,718	149,225	(10,747)	July, 2015	(3)
Panama City	FL	(4)	3,227	1,614	—	(53)	3,227	1,561	4,788	(1,153)	July, 2015	(3)
Braintree	MA	(4)	6,585	5,614	—	14,969	6,585	20,583	27,168	(5,271)	July, 2015	(3)
King of Prussia	PA	(4)	—	42,300	—	1,496	-	43,796	43,796	(12,450)	July, 2015	(3)
Valley View	TX	(4)	4,706	3,230	—	41,451	4,706	44,681	49,387	-	July, 2015	(3)
Redmond-Overlake Pk	WA	(4)	5,133	4,133	14,513	41,151	19,646	45,284	64,930	(817)	July, 2015	(3)
			$59,253	$146,997	$5,756	$186,568	$65,009	$333,565	$398,574	$(39,940)

(1)
Includes reductions related to partial site sales and impairment of long-lived assets.
(2)
The aggregate cost of land, buildings and improvements for U.S. federal income tax purposes is approximately $686 million (unaudited).
(3)
Depreciation is computed based on the following estimated useful lives:

Building:	25 – 40 years
Site improvements:	5 – 15 years
Tenant improvements:	shorter of the estimated useful life or non-cancelable term of lease

SERITAGE GROWTH PROPERTIES

NOTES TO SCHEDULE III

(Dollars in thousands)

Reconciliation of Real Estate

	2024	2023
Balance at beginning of year	$627,950	$1,341,849
Additions	24,688	59,182
Impairments	(87,536)	(107,043)
Dispositions	(159,373)	(663,089)
Write-offs	(7,155)	(2,949)
Balance at end of year	$398,574	$627,950

Reconciliation of Accumulated Depreciation

	2024	2023
Balance at beginning of year	$43,634	$124,131
Depreciation expense	11,777	13,020
Dispositions	(15,471)	(89,815)
Write-offs	—	(3,702)
Balance at end of year	$39,940	$43,634