Form 10-Q
period 2025-03-31
Seritage Growth Properties
filed 2025-05-15
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 13, 2025, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,324,607
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2025

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Investment in real estate
Land	$55,081	$65,009
Buildings and improvements	219,224	239,978
Accumulated depreciation	(35,599)	(39,940)
	238,706	265,047
Construction in progress	91,245	93,587
Net investment in real estate	329,951	358,634
Real estate held for sale	8,406	-
Investment in unconsolidated entities	176,104	189,699
Cash and cash equivalents	94,268	85,206
Restricted cash	12,864	12,503
Tenant and other receivables, net	7,560	7,894
Lease intangible assets, net	985	1,047
Prepaid expenses, deferred expenses and other assets, net	19,562	22,791
Total assets (1)	$649,700	$677,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility	$240,000	$240,000
Accounts payable, accrued expenses and other liabilities	27,250	31,971
Total liabilities (1)	267,250	271,971

Commitments and Contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,324,607 and 56,274,466 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	562	562
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024; liquidation preference of $70,000	28	28
Additional paid-in capital	1,362,718	1,362,644
Accumulated deficit	(982,205)	(958,778)
Total shareholders' equity	381,103	404,456
Non-controlling interests	1,347	1,347
Total equity	382,450	405,803
Total liabilities and equity	$649,700	$677,774

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets, as of March 31, 2025, include the following amounts related to our consolidated VIEs: $8.4 million included in real estate held for sale and $0.2 million of cash. The Company's consolidated balance sheets as of December 31, 2024, include the following amounts related to our consolidated VIEs, excluding the Operating Partnership: $3.3 million of land, $2.8 million of building and improvements, $(0.9) million of accumulated depreciation and $3.2 million of other assets included in other line items.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
REVENUE
Rental income	$4,457	$5,725
Management and other fee income	142	48
Total revenue	4,599	5,773
EXPENSES
Property operating	2,908	3,673
Real estate taxes	953	1,393
Depreciation and amortization	2,075	5,271
General and administrative	15,693	9,192
Total expenses	21,629	19,529
Gain on sale of real estate, net	6,936	1,139
Impairment of real estate assets	—	(1,148)
Equity in (loss) income of unconsolidated entities	(7,928)	379
Interest and other income (expense), net	860	1,423
Interest expense	(5,230)	(7,011)
Loss before income taxes	(22,392)	(18,974)
Benefit (provision) for income taxes	190	(11)
Net loss	(22,202)	(18,985)
Preferred dividends	(1,225)	(1,225)
Net loss attributable to Seritage common shareholders	$(23,427)	$(20,210)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(0.42)	$(0.36)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(0.42)	$(0.36)
Weighted-average Class A common shares outstanding - Basic	56,283	56,215
Weighted-average Class A common shares outstanding - Diluted	56,283	56,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2024	56,195	$562	2,800	$28	$1,361,742	$(800,342)	$1,174	$563,164
Net loss	—	—	—	—	—	(18,985)	—	(18,985)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	68	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	644	—	—	644
Balance at March 31, 2024	56,263	$562	2,800	$28	$1,362,386	$(820,552)	$1,174	$543,598

Balance at January 1, 2025	56,274	$562	2,800	$28	$1,362,644	$(958,778)	$1,347	$405,803
Net loss	—	—	—	—	—	(22,202)	—	(22,202)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	88	—	—	—	—	—	—	—
Restricted stock withholdings	(38)	—	—	—	(127)	—	—	(127)
Share-based compensation	—	—	—	—	201	—	—	201
Balance at March 31, 2025	56,324	$562	2,800	$28	$1,362,718	$(982,205)	$1,347	$382,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(22,202)	$(18,985)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss (income) of unconsolidated entities	7,928	(379)
Distributions from unconsolidated entities	1,276	—
Gain on sale of real estate, net	(6,936)	(1,139)
Impairment of real estate assets	—	1,148
Share-based compensation	201	644
Depreciation and amortization	2,075	5,271
Amortization of above and below market leases, net	43	38
Straight-line rent adjustment	259	67
Non-cash lease expense	437	193
Change in operating assets and liabilities
Tenant and other receivables	75	4,351
Prepaid expenses, deferred expenses and other assets	2,567	2,213
Accounts payable, accrued expenses and other liabilities	5,084	(10,046)
Net cash used in operating activities	(9,193)	(16,624)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	—	(2,925)
Distributions from unconsolidated entities	4,391	—
Net proceeds from sale of real estate	28,758	44,312
Development of real estate	(13,308)	(12,480)
Net cash provided by investing activities	19,841	28,907
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan	—	(30,000)
Preferred dividends paid	(1,225)	(1,225)
Net cash used in financing activities	(1,225)	(31,225)
Net increase (decrease) in cash and cash equivalents	9,423	(18,942)
Cash and cash equivalents, and restricted cash, beginning of period	97,709	149,700
Cash and cash equivalents, and restricted cash, end of period	$107,132	$130,758

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2025	2024
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$85,206	$134,001
Restricted cash at beginning of period	12,503	15,699
Cash and cash equivalents and restricted cash at beginning of period	$97,709	$149,700

Cash and cash equivalents at end of period	$94,268	$114,875
Restricted cash at end of period	12,864	15,883
Cash and cash equivalents and restricted cash at end of period	$107,132	$130,758

	Three Months Ended March 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$5,232	$6,108
Income taxes paid	15	11
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$7,129	$20,581
Preferred dividends declared and unpaid	1,225	1,225

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of March 31, 2025, the Company’s portfolio consisted of interests in 16 properties comprised of approximately 1.6 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 240 acres of land. The portfolio encompasses nine wholly owned properties consisting of approximately 0.8 million square feet of GLA and 132 acres (such properties, the “Consolidated Properties”) and seven unconsolidated entities consisting of approximately 0.8 million square feet of GLA and 108 acres (such properties, the “Unconsolidated Properties”).

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale is expected to increase the universe of potential buyers by allowing Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of March 31, 2025, Mr. Lampert owns approximately 23.9% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

The affirmative vote of at least two-thirds of all outstanding common shares of the Company was required to approve the Plan of Sale. The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, following the Company's filing of a final proxy statement with the SEC on September 14, 2022. During the meeting, the Plan of Sale was approved by the shareholders. The strategic review process remains ongoing as the Company executes the Plan of Sale, and the Company remains open minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale. See “Item 1A. Risk Factors — Risks Related to Our Business and Operations — There can be no assurance that we will be able to complete any transaction or any strategic change on terms satisfactory to the Board of Trustees.” included in our Annual Report on Form 10-K, (the “Annual Report”) for the year ended December 31, 2024. The Board of Trustees is currently overseeing the Plan of Sale.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the three months ended March 31, 2025 and the Company recorded net operating cash outflows of $9.2 million. Additionally, the Company generated net investing cash inflows of $19.8 million during the three months ended March 31, 2025, which were driven by asset sales and partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, but not limited to cash on hand, sales of Consolidated Properties, sales of Unconsolidated Properties and potential financing transactions. During the three months ended March 31, 2025, the Company sold one consolidated asset for gross proceeds of $29.6 million. The maturity date for the Term Loan Facility is July 31, 2025. On November 20, 2024, the Company entered into an amendment to the Term Loan Facility agreement which provides the Company with an option to extend the maturity of the Term Loan Facility to July 31, 2026. Exercise of the extension option, which is at the sole discretion of the Company, requires the Company to pay a 2% fee on the then outstanding balance of the Term Loan Facility, which the Company has the ability to do. If the Operating Partnership exercises the extension option, all other terms under the Term Loan Agreement shall remain unchanged during the extension period including the interest rate and the incremental facility fee in accordance with the Term Loan Agreement.

Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, for each annual and interim reporting period, management evaluates whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As part of this evaluation, the Company takes into consideration all Obligations and certain development expenditures due within the subsequent 12 months, as well as cash on hand and expected cash receipts. Management has determined that it is probable its plans, described below, will be effectively implemented within one year after the date the financial statements are issued and that these actions will provide the necessary cash flows to fund the Company’s Obligations and development expenditures for the one-year period.

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

Existing cash on hand and estimated rental income would allow the Company to fund its Obligations and certain development expenditures. As a result, the Company has concluded that management's plans do alleviate substantial doubt about the Company's ability to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2024. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three months ended March 31, 2025 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which they have a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates such entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of March 31, 2025, the Company consolidates one VIE in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entity, specifically surrounding the development plan. As of March 31, 2025 and December 31, 2024, the Company has investments in several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of March 31, 2025, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

Certain reclassifications have been made to previously reported amounts to conform to the current period’s presentation.

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

Segment Reporting

Given the continued decline in size of the portfolio and the continued progression of the Plan of Sale, the Company has concluded that they have one operating segment and one reportable segment as the Company is assessing performance and making operating decisions on an aggregated single segment basis. The Company currently operates in a single reportable segment which includes the ownership, development, redevelopment, management, sale and leasing of real estate properties. The Company’s chief operating decision maker (“CODM”), Adam Metz (the interim principal executive officer), assesses and measures the operating and financial results on an aggregated basis and does not allocate resources or make decisions distinguishing between individual properties geographies, sizes, or types. All revenue has been generated and all tangible assets are held in the United States.

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

The Company, on a periodic basis, assesses whether there are indicators that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects, including the effects of demand, competition, and other economic factors, such as discount rates and market comparables. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real asset. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company did not recognize an impairment loss during the three months ended March 31, 2025. The Company recognized impairment losses of $1.1 million during the three months ended March 31, 2024.

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

The following table summarizes the Company’s gain on sale of real estate, net during the three months ended March 31, 2025 and 2024 (in millions):

	Three Months Ended March 31,
	2025	2024
Dispositions to third parties
Cash proceeds	$29.6	$48.8
Gain on sale of real estate, net	6.9	1.1

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

As of March 31, 2025, one property was classified as held for sale with assets of $8.4 million and no liabilities. As of December 31, 2024, no properties were classified as held for sale.

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

The Company recorded $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the three months ended March 31, 2025. The Company did not record any other-than-temporary impairment losses for the three months ended March 31, 2024.

Restricted Cash

As of March 31, 2025 and December 31, 2024, restricted cash represents cash collateral for letters of credit and cash held in escrow.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of March 31, 2025, the Company has two tenants that comprise 14.3% and 10.5%, respectively, of annualized base rent, with no other tenants exceeding 10.0% of annualized base rent. The Company’s portfolio of nine Consolidated Properties and seven Unconsolidated Properties was diversified by location across six states. For the three months ended March 31, 2025, of the nine consolidated properties, approximately 52.7% of our total rental income was concentrated in Florida.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures that requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). ASU 2023-09 will be effective for the fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact on its consolidated financial statements.

In January 2025, the FASB issued ASU 2025-01, “Clarifying the Effective Date” as an update to ASU 2024-03, “Disaggregation of Income Statement Expenses” (ASU 2024-03”). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories such as depreciation and amortization of real estate assets, property operating expenses and employee compensation, within relevant expense captions presented in the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 31, 2027. The Company is currently evaluating ASU 2024-03 to determine its impact on our financial statement disclosures.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of March 31, 2025 and December 31, 2024 (in thousands):

March 31, 2025
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$2,857	$(1,886)	$971
Above-market leases, net	534	(520)	14
Total	$3,391	$(2,406)	$985

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$(1,865)	$805	$(1,060)
Total	$(1,865)	$805	$(1,060)

December 31, 2024
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$2,858	$(1,838)	$1,020
Above-market leases, net	$534	$(507)	$27
Total	$3,392	$(2,345)	$1,047

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$(1,865)	$785	$(1,080)
Total	$(1,865)	$785	$(1,080)

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $7.3 thousand and $13.4 thousand for the three months ended March 31, 2025 and 2024, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $50.7 thousand and $50.7 thousand for the three months ended March 31, 2025 and 2024, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $48.4 thousand and $19.3 thousand for the three months ended March 31, 2025 and 2024, respectively. Future amortization of these lease intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
Remainder of 2025	$49	$152	$94
2026	83	203	92
2027	83	203	92
2028	82	203	92
2029	82	203	92
2030	83	203	92
Thereafter	584	8,621	417

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

As of March 31, 2025, the Company had investments in seven unconsolidated entities as follows:

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

The final property in the GGP I JV was sold on December 31, 2024 and the Company received its share of proceeds the same day. The final accounting and wind up of GGP I JV will be completed in 2025. One property in the Simon JV was sold on December 31, 2024. The Company’s share of the proceeds was received on January 10, 2025.

In certain circumstances, when the Company has contributed properties to unconsolidated entities in exchange for equity interests in those unconsolidated entities, the transaction price attributed to the property at the closing (the “Contribution Value”) is subject to revaluation as defined in the respective unconsolidated entity agreements, which may result in an adjustment to the gain or loss recognized. If the Contribution Value is subject to revaluation, the Company initially recognizes the gain or loss at the value that is the expected amount within the range of possible outcomes and will re-evaluate the expected amount on a quarterly basis through the final determination date.

Upon revaluation, the primary inputs in determining the Contribution Value will be updated for actual results and may result in a cash settlement or capital account adjustment between the unconsolidated entity partners, as well as an adjustment to the initial gain or loss.

Each reporting period, the Company re-analyzes the primary inputs that determine the Contribution Value and the gain or loss for those unconsolidated entities subject to a revaluation. As of March 31, 2025, the Company has one remaining instance where the Contribution Value is subject to a revaluation under certain conditions. The Company did not recognize any gains or loss on revaluation during the three months ended March 31, 2025 and 2024.

Summarized Financial Information for Unconsolidated Entities

The Company has determined that for the periods presented in the Company’s financial statements, the UTC JV has met the conditions of a significant subsidiary under Rule 8-03(b)(3) of Regulation S-X, pursuant to which the Company is required to provide summarized financial information for this unconsolidated entity.

The following tables present summarized financial data for UTC JV (in thousands):

	March 31, 2025	December 31, 2024
ASSETS
Investment in real estate
Land	$27,992	$27,992
Buildings and improvements	149,628	149,628
Accumulated depreciation	(13,283)	(11,943)
	164,337	165,677
Construction in progress	3,142	3,013
Net investment in real estate	167,479	168,690
Cash and cash equivalents	2,998	2,839
Tenant and other receivables, net	11,571	11,408
Other assets, net	10,875	11,131
Total assets	$192,923	$194,068

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	6,304	6,335
Total liabilities	6,304	6,335

Members' Interest
Total members' interest	186,619	187,733
Total liabilities and members' interest	$192,923	$194,068
Carrying value of Company's investments in equity investments	$98,102	$98,587

	Three Months Ended March 31,
	2025	2024
Total revenue	$4,782	$4,571
Property operating expenses	(648)	(785)
Depreciation and amortization	(1,565)	(1,475)
Operating income	2,569	2,311
Other expenses	(159)	(143)
Net income	$2,410	$2,168
Equity in income of unconsolidated entities (1)	$1,277	$1,122

(1)
Equity in (loss) income of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

Summarized Financial Information for Unconsolidated Entities

The following tables present combined condensed financial data for all of the Company’s Unconsolidated Entities, excluding UTC JV (in thousands):

	March 31, 2025	December 31, 2024
ASSETS
Investment in real estate
Land	$88,153	$88,153
Buildings and improvements	74,667	74,644
Accumulated depreciation	(31,797)	(30,854)
	131,023	131,943
Construction in progress	65,128	64,212
Net investment in real estate	196,151	196,155
Cash and cash equivalents	12,859	18,164
Tenant and other receivables, net	102	35
Other assets, net	17,227	17,921
Total assets	$226,339	$232,275

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Accounts payable, accrued expenses and other liabilities	15,426	12,194
Total liabilities	15,426	12,194

Members' Interest
Total members' interest	210,913	220,081
Total liabilities and members' interest	$226,339	$232,275
Carrying value of Company's investments in equity investments	$78,002	$91,112

	Three Months Ended March 31,
	2025	2024
Total revenue	$289	$199
Property operating expenses	(836)	(923)
Depreciation and amortization	(942)	(758)
Operating loss	(1,489)	(1,482)
Other income	135	18
Net loss	$(1,354)	$(1,464)
Equity in loss of unconsolidated entities (1)	$(9,205)	$(743)

(1)
Equity in (loss) income of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. The Company utilizes appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. The Company recorded $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the three months ended March 31, 2025. The Company did not record any other-than-temporary impairment losses for the three months ended March 31, 2024.

As of March 31, 2025, the Company has put rights for three assets in two of its joint ventures, however since these properties are vacant, the 50% occupancy threshold to exercise these put rights has not been met.

The Company’s partners assess impairment on its underlying assets pursuant to ASC 360, Property, Plant and Equipment, and did not record any impairments on unconsolidated properties for the three months ended March 31, 2025 and 2024, respectfully.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. Refer to Note 2 for the Company’s accounting policies. The Company recorded $0.1 million and $50.0 thousand from these services for the three months ended March 31, 2025 and 2024, respectively.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, under non-cancelable operating leases executed as of March 31, 2025 is approximately as follows (in thousands):

(in thousands)	March 31, 2025
Remainder of 2025	$12,137
2026	17,530
2027	17,089
2028	14,683
2029	13,600
2030	13,406
Thereafter	66,994
Total	$155,439

The components of lease revenues for the three months ended March 31, 2025 and 2024 were as follows (in thousands):

(in thousands)	Three Months Ended March 31,
	2025	2024
Fixed rental income	$3,250	$4,837
Variable rental income	1,459	942
Total rental income	$4,709	$5,779

Lessee Disclosures

The Company has one ground lease and one corporate office lease which are classified as operating leases. As of March 31, 2025, and December 31, 2024, the outstanding amount of right of use, (“ROU”) assets were $11.0 million and $11.5 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the condensed consolidated balance sheets. As of March 31, 2025, and December 31, 2024, the outstanding lease liabilities were $1.0 million and $1.2 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The Company recorded rent expense related to leased corporate office space of $0.5 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively. Such rent expense is classified within general and administrative expenses on the condensed consolidated statements of operations.

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

In addition, the Company recorded ground rent expense of approximately $11.2 thousand and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

The Company expects to make cash payments on operating leases of $0.3 million remaining in 2025, $45.0 thousand in 2026, $45.0 thousand in 2027, $45.0 thousand in 2028, $45.0 thousand in 2029, $45.0 thousand in 2030 and $1.9 million for the periods thereafter. The present value discount is ($0.9) million.

The following table sets forth information related to the measurement of our lease liabilities as of March 31, 2025:

March 31, 2025
Weighted-average remaining lease term (in years)	25.0
Weighted-average discount rate	7.64%
Cash paid for operating leases (in thousands)	$299

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230 million voluntary prepayment, reducing the unpaid principal balance to $800 million, and the debt maturity was extended for two years to July 31, 2025. The Company made additional voluntary prepayments aggregating $440 million during the remainder of 2023 and additional voluntary prepayments aggregating $120 million during 2024, reducing the unpaid principal balance to $240.0 million at March 31, 2025.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the condensed consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of March 31, 2025, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

As of March 31, 2025, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below), executed on June 16, 2022, eliminates this requirement. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

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

As of March 31, 2025, the Company has paid down $1.36 billion towards the Term Loan Facility’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of March 31, 2025 was $240.0 million.

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

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $4.7 million and $4.8 million during the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the Company has recorded a full valuation allowance of $232.5 million against the deferred tax asset pursuant (“DTA”) to ASC 740, as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilized to offset any taxes due on those gains to the extent of the DTAs.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2025 primarily due to the placement of a valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $232.5 million as of March 31, 2025 consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of March 31, 2025 and December 31, 2024, respectively.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of March 31, 2025. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company's assets measured at fair value on a non-recurring basis as of March 31, 2025 and December 31, 2024 (in thousands), aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2025	(Level 1)	(Level 2)	(Level 3)
Other-than-temporary impaired investments in unconsolidated entities	$31,075	$-	$-	$31,075

	Balance	Fair Value Measurements Using
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$139,462	$-	$-	$139,462

In accordance with ASC 360-10, Property, Plant and Equipment, the Company reviews the carrying value of its real estate assets at each reporting period. For the three months ended March 31, 2025, the Company did not record any impairment losses. For the three months ended March 31, 2024, the Company recorded impairment losses of $1.1 million on real estate assets which is included in impairment on real estate assets within the consolidated statements of operations. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company reviews the carrying value of its investments in unconsolidated entities at each reporting period. The Company recorded $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the three months ended March 31, 2025. The Company did not record any other-than-temporary impairment losses for the three months ended March 31, 2024.

For the year ended December 31, 2024, the Company estimated fair value of certain assets based on a discounted cash flow analysis using a discount rate of 11.0% and residual capitalization rate of 6.75%. As significant inputs to the model are unobservable, the Company has determined that the fair values of these properties are classified within Level 3 of the fair value reporting hierarchy. The Company estimated fair value of certain assets based on letters of intent and bids which are subject to judgment as to comparability to the valued property. Because these inputs are derived from observable market data, we have determined that the fair values of these properties are classified within Level 2 of the fair value hierarchy. We consider fair values based upon the agreed-upon contract sales price to be classified within Level 1 of the fair value hierarchy.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and the Term Loan Facility. The fair value of the Term Loan Facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of March 31, 2025 and December 31, 2024, the estimated fair values of the Company’s debt obligations were $236.7 million and $235.7 million, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws (the “Securities Action”). The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. On or around January 15, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned Paul Sidhu v. Seritage Growth Properties, Case No. 1:25-cv-00152 (the “Sidhu Derivative Action”). On or around January 20, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned James Wallen v. Seritage Growth Properties, Case No. 1:25-cv-00190 (the “Wallen Derivative Action”). On or around May 8, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the Southern District of New York, captioned Derrick Cheroti v. Seritage Growth Properties, Case No. 1:25-vc-00152 (the ‘Cheroti Derivative Action” and, together with the Sidhu Derivative Action and the Wallen Derivative Action, the “Derivative Actions”). The Derivative Actions allege the same or similar claimed acts and omissions underlying the Securities Action, assert breach of fiduciary duty and other claims against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees, and name the Company as a nominal defendant. The complaint in each of the Derivative Actions seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. The complaint in the Cheroti Derivative Action also seeks an award of punitive damages, an order directing the individual defendants to account for all damages caused by them and all profits and special benefits and unjust enrichment obtained, and the imposition of a constructive trust. On February 13, 2025, the parties to the Sidhu Derivative Action and the Wallen Derivative Action filed a stipulation and proposed order seeking to consolidate the Sidhu Derivative Action and the Wallen Derivative Action and appoint lead counsel. The Company intends to vigorously defend itself against the allegations in these lawsuits.

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

On July 6, 2022, Mr. Lampert converted all of his remaining Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he no longer holds a direct interest in the Operating Partnership and he owns approximately 23.9% of the outstanding Class A shares as of March 31, 2025.

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee of $0.1 million and reimbursement for certain employee expenses. The Company paid Winthrop $0.9 million and $0.8 million during the three months ended March 31, 2025 and 2024, respectively.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

At March 31, 2025 and December 31, 2024 there was $3.2 million and $3.2 million, respectively, in receivables from unconsolidated entities for reimbursable costs and is included in tenant and other receivables on the consolidated balance sheets. At March 31, 2025 and December 31, 2024, there was $0.1 million and $0.1 million, respectively, in payables to unconsolidated entities and is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

At March 31, 2025, the Company has certain put rights on three properties held by two unconsolidated entities, which may require the Company’s partner to buy out the Company’s investment in such properties. As of March 31, 2025, the threshold to exercise these put rights had not been met. During the three months ended March 31, 2025 and 2024, the Company did not exercise any put rights.

Note 11 – Shareholders’ Equity

Class A Common Shares

As of March 31, 2025, 56,324,607 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of March 31, 2025, there were no Class B non-economic common shares issued or outstanding.

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

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A common shares during 2025 or 2024. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

Our Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees also declared the following dividends on preferred shares during 2025 and 2024:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2025
May 8, 2025	June 30	July 15	$0.43750
February 26	March 31	April 15	0.43750
2024
October 28	December 31	January 15, 2025	$0.43750
July 31	September 30	October 15	0.43750
May 2	June 28	July 15	0.43750
February 29	March 29	April 15	0.43750

Note 12 – Earnings per Share

The table below provides a reconciliation of net loss and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. At March 31, 2024, potentially dilutive securities consisted of shares of non-vested restricted stock. There were no shares of unvested restricted stock at March 31, 2025.

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

(in thousands except per share amounts)	Three Months Ended March 31,
	2025	2024
Numerator - Basic and Diluted
Net loss	$(22,202)	$(18,985)
Preferred dividends	(1,225)	(1,225)
Net loss attributable to common shareholders - Basic and Diluted	$(23,427)	$(20,210)

Denominator - Basic and Diluted
Weighted-average Class A common shares outstanding	56,283	56,215
Weighted-average Class A common shares outstanding - Basic	56,283	56,215
Weighted-average Class A common shares outstanding - Diluted	56,283	56,215

Loss per share attributable to Class A common shareholders - Basic	$(0.42)	$(0.36)
Loss per share attributable to Class A common shareholders - Diluted	$(0.42)	$(0.36)

No adjustments were made to the numerator for the three months ended March 31, 2025 and 2024, respectively, because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended March 31, 2024, because the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect. No adjustments were made to the denominator for the three months ended March 31, 2025 as there were no outstanding non-vested restricted shares.

There were no non-vested restricted share outstanding at March 31, 2025. At December 31, 2024, there were 87,899 shares of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the grant periods ended March 31, 2025:

	Three Months Ended March 31, 2025
		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested restricted shares at beginning of period	87,899	$11.27
Restricted shares vested	(87,899)	11.31
Unvested restricted shares at end of period	-	$-

The Company recognized $0.2 million and $0.6 million in share-based compensation expense related to the restricted shares for the three months ended March 31, 2025 and 2024, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of March 31, 2025, there were no outstanding restricted shares.

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

The table below reconciles total segment revenues to consolidated net loss and includes the significant segment expenses regularly provided to and reviewed by the CODM as part of their decision making process (in thousands):

	Three Months Ended March 31,
	2025	2024
Total revenue	$4,599	$5,773
Real estate taxes	(953)	(1,393)
Common area maintenance	(1,659)	(1,697)
Property insurance	(933)	(1,801)
Personnel expenses (1)	(12,763)	(5,826)
Interest expense	(5,230)	(7,011)
Other segment items (2)	(5,453)	(7,019)
Net loss	$(22,392)	$(18,974)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “would,” “may,” “will,” “continue to,” “pro forma” or the opposite of these words and phrases or other similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

Overview

Prior to our adoption of the Plan of Sale, we were principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of March 31, 2025, our portfolio consisted of interests in 16 properties comprised of approximately 1.6 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 240 acres of land. The portfolio encompasses nine wholly owned properties consisting of approximately 0.8 million square feet of GLA and 132 acres and seven unconsolidated entities consisting of approximately 0.8 million square feet of GLA and 108 acres.

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

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

There were no impairments recorded during the three months ended March 31, 2025. We recognized $8.5 million in other-than-temporary impairment losses on our investments in unconsolidated entities during the three months ended March 31, 2025, which is included in equity in income (loss) of unconsolidated entities within the consolidated statements of operations. We continue to evaluate our portfolio, including our development plans, hold periods and, if applicable, offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

Market Update

The Company continues to face challenging market conditions such as elevated interest rates and continues to assess other potential macroeconomic impacts including supply chain issues and international conflicts associated with tariffs as well as potential labor issues. These conditions could apply downward pricing pressures on our remaining assets. In making decisions regarding whether and when to transact on each of the Company’s remaining assets, the Company considers various factors including, but not limited to, the breadth of the buyer universe, macroeconomic conditions, the availability and cost of financing, as well as corporate, operating and other capital expenses required to carry the asset. If these challenging market conditions persist, then we expect that they will continue to adversely impact the Plan of Sale proceeds from our assets and the amounts and timing of distributions to shareholders.

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

Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Revenue
Rental income	$4,457	$5,725	$(1,268)
Expenses
Property operating	(2,908)	(3,673)	765
Real estate taxes	(953)	(1,393)	440
Depreciation and amortization	(2,075)	(5,271)	3,196
General and administrative	(15,693)	(9,192)	(6,501)
Gain on sale of real estate, net	6,936	1,139	5,797
Impairment of real estate assets	—	(1,148)	1,148
Equity in income (loss) of unconsolidated entities	(7,928)	379	(8,307)
Interest and other income (expense), net	860	1,423	(563)
Interest expense	(5,230)	(7,011)	1,781

Rental Income

Rental income decreased $1.3 million for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily due to property sales of income producing properties throughout 2024. The decrease was partially offset by an increase of $0.3 million in rental income from the Aventura, FL property.

Property Operating Expenses

The decrease of 0.8 million in property operating expense for the three months ended March 31, 2025 was primarily due to asset sales which was partially offset by an increase of $1.2 million in insurance expense.

Depreciation and Amortization Expenses

The decrease of $3.2 million in depreciation and amortization expenses for the three months ended March 31, 2025 was primarily due to a $3.9 million decrease due to property sales which was partially offset by $0.9 million in depreciation related to moving a property out of held for sale.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The increase of $6.6 million for the three months ended March 31, 2025 was primarily due to the recognition of severance expense.

Gain on Sale of Real Estate

During the three months ended March 31, 2025, the Company sold one property for $29.6 million and recorded a gain totaling $6.9 million.

During the three months ended March 31, 2024, the Company sold five properties for aggregate consideration of $48.8 million and recorded a net gain totaling $1.1 million.

Impairment of Real Estate Assets

There were no impairments recorded during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company recognized $1.1 million impairment of real estate assets as a result of the Company accepting offers below book value on two properties.

Equity in Income (Loss) of Unconsolidated Entities

The decrease in income for the three months ended March 31, 2025 is driven by the recognition of $8.5 million of other-than-temporary impairment losses.

Interest and Other Income

For the three months ended March 31, 2025, interest and other income decreased by $0.5 million primarily due to lower interest rates.

Interest Expense

The decrease of $1.8 million in interest expense for the three months ended March 31, 2025 was driven by partial Term Loan Facility pay downs during 2024.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the three months ended March 31, 2025 and the Company recorded net operating cash outflows of $9.2 million. Additionally, the Company generated net investing cash inflows of $19.8 million during the three months ended March 31, 2025, which were driven by asset sales and partially offset by development expenditures.

Obligations are projected to continue to exceed property rental income and we expect to fund such Obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to, sales of Consolidated Properties, sales of interests in Unconsolidated Properties and optional financing transactions, subject to any approvals that may be required under the Term Loan Agreement. Below is our sales activity since we began our capital recycling program:

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
o
From the approval of the Plan of Sale on October 24, 2022 through March 31, 2025, we sold 90 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $1.0 billion of gross proceeds.
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
o
From the approval of the Plan of Sale on October 24, 2022 through March 31, 2025, we sold our interests in 10 Unconsolidated Properties and generated approximately $151.5 million of gross proceeds.
•
Unconsolidated Properties. As of March 31, 2025, we had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities.

As of May 15, 2025, we had one asset owned by our consolidated joint venture under contract for sale subject to customary due diligence for total anticipated proceeds of $14.0 million and is subject to closing conditions.

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

During the three months ended March 31, 2025, we did not make any payments against the principal of the Term Loan Facility. Our outstanding balance as of March 31, 2025, is $240.0 million.

See Note 1 – Organization of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of liquidity and going concern.

Cash Flows for the Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2025 and 2024, respectively (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Net cash used in operating activities	$(9,193)	$(16,624)	$7,431
Net cash provided by investing activities	19,841	28,907	(9,066)
Net cash used in financing activities	(1,225)	(31,225)	30,000

Cash Flows from Operating Activities

Significant components of net cash used in operating activities include:

- In 2025, a decrease in operating cash, partially offset by an increase to tenant and other receivables and an increase to accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

•
In 2025, $28.8 million of net proceeds from the sale of real estate and $4.4 of distributions from unconsolidated entities offset by development of real estate of ($13.3) million; and
•
In 2024, $44.3 million of net proceeds from the sale of real estate, offset by development of real estate of ($12.5) million and investments in unconsolidated entities of ($2.9) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

•
In 2025, cash payments of preferred dividends, ($1.2) million; and
•
In 2024, ($30.0) million cash repayment of Term Loan Facility principal and cash payments of preferred dividends, ($1.2) million.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during the three months ended March 31, 2025 and 2024, respectively. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Company’s Board of Trustees also declared the following dividends on the Company’s Series A Preferred Shares during 2025 and 2024:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2025
May 8, 2025	June 30	July 15	$0.43750
February 26	March 31	April 15	0.43750
2024
October 28	December 31	January 15, 2025	$0.43750
July 31	September 30	October 15	0.43750
May 2	June 28	July 15	0.43750
February 29	March 29	April 15	0.43750

Our Board of Trustees will continue to assess the Company’s investment opportunities and its expectations of taxable income in its determination of future distributions.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of March 31, 2025 and December 31, 2024, we did not have any off balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2024.

Capital Expenditures

During the three months ended March 31, 2025, the Company invested $13.3 million in our consolidated properties.

During the three months ended March 31, 2024, the Company invested $12.5 million in our consolidated properties and an additional $2.9 million into our unconsolidated joint ventures.

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

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws. The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. On or around January 15, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned Paul Sidhu v. Seritage Growth Properties, Case No. 1:25-cv-00152. On or around January 20, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned James Wallen v. Seritage Growth Properties, Case No. 1:25-cv-00190. On or around May 8, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the Southern District of New York, captioned Derrick Cheroti v. Seritage Growth Properties, Case No. 1:25-vc-00152. The Derivative Actions allege the same or similar claimed acts and omissions underlying the Securities Action, assert breach of fiduciary duty and other claims against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees, and name the Company as a nominal defendant. The complaint in each of the Derivative Actions seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. The complaint in the Cheroti Derivative Action also seeks an award of punitive damages, an order directing the individual defendants to account for all damages caused by them and all profits and special benefits and unjust enrichment obtained, and the imposition of a constructive trust. On February 13, 2025, the parties to the Sidhu Derivative Action and the Wallen Derivative Action filed a stipulation and proposed order seeking to consolidate the Sidhu Derivative Action and the Wallen Derivative Action and appoint lead counsel. The Company intends to vigorously defend itself against the allegations in these lawsuits.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2024 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the three months ended March 31, 2025, there were no material changes to these policies.

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

The following table reconciles NOI-cash basis and NOI-cash basis at share to GAAP net loss for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
NOI-cash basis and NOI-cash basis at share	2025	2024
Net loss	$(22,202)	$(18,985)
Management and other fee income	(142)	(48)
Depreciation and amortization	2,075	5,271
General and administrative expenses	15,693	9,192
Equity in (loss) income of unconsolidated entities	7,928	(379)
Gain on sale of real estate, net	(6,936)	(1,139)
Impairment of real estate assets	—	1,148
Interest and other income (expense), net	(860)	(1,423)
Interest expense	5,230	7,011
(Benefit) provision for income taxes	(190)	11
Straight-line rent	259	67
Above/below market rental expense	43	38
NOI-cash basis	$898	$764
Unconsolidated entities (1)
Net operating income of unconsolidated entities (2)	1,794	1,531
Straight-line rent	(95)	(188)
Above/below market rental expense	(9)	(9)
NOI-cash basis at share	$2,588	$2,098

(1)
Activity represents the Company’s proportionate share of unconsolidated entity activity.
(2)
Net operating income of unconsolidated properties excludes depreciation and amortization, gains, losses and impairments and management and administrative costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our management under the supervision and with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of March 31, 2025. Based on the evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws. The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. On or around January 15, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned Paul Sidhu v. Seritage Growth Properties, Case No. 1:25-cv-00152. On or around January 20, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned James Wallen v. Seritage Growth Properties, Case No. 1:25-cv-00190. On or around May 8, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the Southern District of New York, captioned Derrick Cheroti v. Seritage Growth Properties, Case No. 1:25-vc-00152. The Derivative Actions allege the same or similar claimed acts and omissions underlying the Securities Action, assert breach of fiduciary duty and other claims against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees, and name the Company as a nominal defendant. The complaint in each of the Derivative Actions seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. The complaint in the Cheroti Derivative Action also seeks an award of punitive damages, an order directing the individual defendants to account for all damages caused by them and all profits and special benefits and unjust enrichment obtained, and the imposition of a constructive trust. On February 13, 2025, the parties to the Sidhu Derivative Action and the Wallen Derivative Action filed a stipulation and proposed order seeking to consolidate the Sidhu Derivative Action and the Wallen Derivative Action and appoint lead counsel. The Company intends to vigorously defend itself against the allegations in these lawsuits.

Item 1A. Risk Factors

Please refer to Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 for a description of certain material risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)
None.
b)
None.
c)
During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference

10.1	Separation Agreement and Release, dated March 27, 2025, by and between Andrea Olshan, Seritage Growth Properties, L.P. and Seritage Growth Properties	Filed herewith.

10.2	Letter Agreement, dated April 10, 2025, by and amount Adam Metz, Seritage Growth Properties, L.P. and Seritage Growth Properites	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: May 15, 2025	/s/ Adam Metz
	By:	Adam Metz
Interim President and Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2025	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)