Form 10-Q
period 2025-09-30
Seritage Growth Properties
filed 2025-11-14
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 13, 2025, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,324,607
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Investment in real estate
Land	$31,258	$65,009
Buildings and improvements	152,611	239,978
Accumulated depreciation	(21,328)	(39,940)
	162,541	265,047
Construction in progress	2,093	93,587
Net investment in real estate	164,634	358,634
Real estate held for sale	141,447	-
Investment in unconsolidated entities	164,463	189,699
Cash and cash equivalents	51,540	85,206
Restricted cash	8,332	12,503
Tenant and other receivables, net	7,167	7,894
Lease intangible assets, net	901	1,047
Prepaid expenses, deferred expenses and other assets, net	20,126	22,791
Total assets (1)	$558,610	$677,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility, net	$196,668	$240,000
Accounts payable, accrued expenses and other liabilities	22,852	31,971
Total liabilities (1)	219,520	271,971

Commitments and Contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,324,607 and 56,274,466 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	562	562
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024; liquidation preference of $70,000	28	28
Additional paid-in capital	1,362,718	1,362,644
Accumulated deficit	(1,025,583)	(958,778)
Total shareholders' equity	337,725	404,456
Non-controlling interests	1,365	1,347
Total equity	339,090	405,803
Total liabilities and equity	$558,610	$677,774

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets, as of September 30, 2025, include the following amounts related to our consolidated VIEs: $8.5 million included in real estate held for sale, $64.0 thousand of cash and $62.6 thousand of accounts payable, accrued expenses and other liabilities. The Company's consolidated balance sheets as of December 31, 2024, include the following amounts related to our consolidated VIEs: $3.3 million of land, $2.8 million of building and improvements, $(0.9) million of accumulated depreciation and $3.2 million of other assets included in other line items.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
REVENUE
Rental income	$4,603	$2,899	$13,586	$12,790
Management and other fee income	182	352	451	450
Total revenue	4,785	3,251	14,037	13,240
EXPENSES
Property operating	3,625	4,258	9,770	12,091
Abandoned project costs	—	5,732	—	5,732
Real estate taxes	607	971	2,252	3,602
Depreciation and amortization	1,698	4,377	5,813	10,860
General and administrative	4,922	7,178	26,787	23,244
Total expenses	10,852	22,516	44,622	55,529
Gain on sale of real estate, net	—	4,184	8,903	7,357
Loss on sale of interests in unconsolidated entities	—	—	(1,417)	—
Impairment of real estate assets	(800)	—	(18,800)	(87,536)
Equity in income (loss) of unconsolidated entities	644	118	(6,528)	(69)
Interest and other income (expense), net	(834)	(872)	956	1,268
Interest expense	(5,290)	(6,051)	(15,659)	(19,344)
Loss before income taxes	(12,347)	(21,886)	(63,130)	(140,613)
Provision for income taxes	(75)	(87)	-	(1,572)
Net loss	(12,422)	(21,973)	(63,130)	(142,185)
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net loss attributable to Seritage common shareholders	$(13,647)	$(23,198)	$(66,805)	$(145,860)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(0.24)	$(0.41)	$(1.19)	$(2.59)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(0.24)	$(0.41)	$(1.19)	$(2.59)
Weighted-average Class A common shares outstanding - Basic	56,324	56,268	56,311	56,251
Weighted-average Class A common shares outstanding - Diluted	56,324	56,268	56,311	56,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2024	56,195	$562	2,800	$28	$1,361,742	$(800,342)	$1,174	$563,164
Net loss	—	—	—	—	—	(142,185)	—	(142,185)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	(3,675)	—	(3,675)
Vesting of restricted share units	73	—	—	—	—	—	—	—
Share-based compensation	—	—	—	—	1,406	—	—	1,406
Contributions to consolidated VIEs	—	—	—	—	—	—	84	84
Balance at September 30, 2024	56,268	$562	2,800	$28	$1,363,148	$(946,202)	$1,258	$418,794

Balance at January 1, 2025	56,274	$562	2,800	$28	$1,362,644	$(958,778)	$1,347	$405,803
Net loss	—	—	—	—	—	(63,130)	—	(63,130)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	(3,675)	—	(3,675)
Vesting of restricted share units	88	—	—	—	—	—	—	—
Restricted stock withholdings	(38)	—	—	—	(127)	—	—	(127)
Share-based compensation	—	—	—	—	201	—	—	201
Contributions to consolidated VIEs	—	—	—	—	—	—	18	18
Balance at September 30, 2025	56,324	$562	2,800	$28	$1,362,718	$(1,025,583)	$1,365	$339,090

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at July 1, 2024	56,268	$562	2,800	$28	$1,362,864	$(923,004)	$1,229	$441,679
Net loss	—	—	—	—	—	(21,973)	—	(21,973)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Share-based compensation	—	—	—	—	284	—	—	284
Contributions to consolidated VIEs	—	—	—	—	—	—	29	29
Balance at September 30, 2024	56,268	$562	2,800	$28	$1,363,148	$(946,202)	$1,258	$418,794

Balance at July 1, 2025	56,324	$562	2,800	$28	$1,362,718	$(1,011,936)	$1,365	$352,737
Net loss	—	—	—	—	—	(12,422)	—	(12,422)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Balance at September 30, 2025	56,324	$562	2,800	$28	$1,362,718	$(1,025,583)	$1,365	$339,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(63,130)	$(142,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	6,528	69
Loss on sale of interests in unconsolidated entities	1,417	—
Distributions from unconsolidated entities	3,514	6,144
Gain on sale of real estate, net	(8,903)	(7,357)
Impairment of real estate assets	18,800	87,536
Share-based compensation	201	1,406
Depreciation and amortization	5,813	10,860
Amortization of deferred financing costs	668	—
Amortization of above and below market leases, net	117	145
Straight-line rent adjustment	59	251
Abandoned project costs	—	5,732
Non-cash lease expense	1,022	640
Change in operating assets and liabilities
Tenant and other receivables	668	5,164
Prepaid expenses, deferred expenses and other assets	(3,416)	(2,830)
Accounts payable, accrued expenses and other liabilities	2,900	(5,196)
Net cash used in operating activities	(33,742)	(39,621)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(362)	(9,027)
Distributions from unconsolidated entities	6,047	13
Net proceeds from sale of interests in unconsolidated entities	8,092	—
Net proceeds from sale of real estate	51,560	106,472
Development of real estate	(21,775)	(25,734)
Net cash provided by investing activities	43,562	71,724
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan	(40,000)	(80,000)
Payment of deferred financing costs	(4,000)	—
Preferred dividends paid	(3,675)	(3,675)
Contributions from non-controlling member of consolidated variable interest entities	18	84
Net cash used in financing activities	(47,657)	(83,591)
Net decrease in cash and cash equivalents, and restricted cash	(37,837)	(51,488)
Cash and cash equivalents, and restricted cash, beginning of period	97,709	149,700
Cash and cash equivalents, and restricted cash, end of period	$59,872	$98,212

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2025	2024
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$85,206	$134,001
Restricted cash at beginning of period	12,503	15,699
Cash and cash equivalents and restricted cash at beginning of period	$97,709	$149,700

Cash and cash equivalents at end of period	$51,540	$85,599
Restricted cash at end of period	8,332	12,613
Cash and cash equivalents and restricted cash at end of period	$59,872	$98,212

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$15,167	$18,345
Income taxes paid	140	1,572
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Development of real estate financed with accounts payable	$5,450	$9,413
Preferred dividends declared and unpaid	1,225	1,225

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of September 30, 2025, the Company’s portfolio consisted of interests in 13 properties comprised of approximately 1.3 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 198 acres of land. The portfolio encompasses eight consolidated properties consisting of approximately 0.8 million square feet of GLA and 113 acres (such properties, the “Consolidated Properties”) and five unconsolidated entities consisting of approximately 0.5 million square feet of GLA and 85 acres (such properties, the “Unconsolidated Properties”).

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale is expected to increase the universe of potential buyers by allowing Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of September 30, 2025, Mr. Lampert owns approximately 23.8% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

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

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations during the nine months ended September 30, 2025 and the Company recorded net operating cash outflows of $33.7 million. Additionally, the Company generated net investing cash inflows of $43.6 million during the nine months ended September 30, 2025, which were driven by asset sales and partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, but not limited to, cash on hand, sales of Consolidated Properties, sales of Unconsolidated Properties and potential financing transactions. During the nine months ended September 30, 2025, the Company sold two Consolidated Properties and two Unconsolidated Properties for gross proceeds of $60.7 million and made aggregate principal prepayments of $40.0 million reducing the outstanding Term Loan Facility balance to $200.0 million at September 30, 2025. The maturity date for the Term Loan Facility is July 31, 2026.

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

As of November 13, 2025, there are four Consolidated Properties under contract for aggregate gross proceeds of $240.8 million, however, assets under contract for aggregate proceeds of $70.8 million with contingencies outside of the Company’s control cannot be deemed probable and therefore are not included in the going concern analysis. Additionally, the Company is currently negotiating sales for one Consolidated Property for gross proceeds of $11.0 million and two Unconsolidated Properties which would result in distributions to the Company of $38.5 million which are not considered in our going concern analysis. The Company continues to monetize its assets, however, the timing of sales and the amount of proceeds from future sales are not under the Company’s control and therefore cannot be deemed probable.

The anticipated proceeds from the sales of assets under contract with closings that are deemed probable and existing cash on hand, will not allow the Company to fund its Obligations because the Term Loan Facility, which matures on July 31, 2026, is presently a current Obligation. As a result, the Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern until assets under contract are sufficient to increase the Company’s projected cash flows such that they exceed the Company’s Obligations, or until alternative financing arrangements have been made. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2024. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three and nine months ended September 30, 2025 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2025. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which they have a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates such entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of September 30, 2025, the Company consolidates one VIE in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entity, specifically surrounding the development plan. As of September 30, 2025 and December 31, 2024, the Company has investments in several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of September 30, 2025, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

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

Depreciation of real estate assets, excluding land, is recognized on a straight-line basis over their estimated useful lives which generally range between:

Buildings:	25 – 40 years
Building and land improvements:	0 – 15 years
Tenant improvements:	shorter of the estimated useful life or non-cancelable term of lease

The Company amortizes identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired, generally the remaining non-cancelable term of a related lease.

The Company, on a periodic basis, assesses whether there are indicators that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects, including the effects of demand, competition, and other economic factors, such as discount rates and market comparables. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment charges of $0.8 million during the three months ended September 30, 2025. The Company did not recognize any impairment charges for the three months ended September 30, 2024. The Company recognized impairment losses of $18.8 million and $87.5 million during the nine months ended September 30, 2025 and 2024, respectively.

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

The following table summarizes the Company’s gain on sale of real estate, net during the three and nine months ended September 30, 2025 and 2024 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Dispositions to third parties
Cash proceeds	$—	$24.0	$52.6	$111.7
Gain on sale of real estate, net	—	4.2	8.9	7.4

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

As of September 30, 2025, three properties were classified as held for sale with assets of $141.4 million and no liabilities. As of December 31, 2024, no properties were classified as held for sale.

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

The Company did not record an other-than-temporary impairment loss for the three months ended September 30, 2025. The Company recorded $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the nine months ended September 30, 2025. The Company recorded no other-than-temporary impairment losses in investments in unconsolidated entities for the three and nine months ended September 30, 2024.

Restricted Cash

As of September 30, 2025 and December 31, 2024, restricted cash represents cash collateral for letters of credit and cash held in escrow.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. Management believes the Company’s portfolio is reasonably diversified and does not contain any significant concentrations of credit risk. As of September 30, 2025, the Company has two tenants that comprise 14.4% and 10.6%, respectively, of annualized base rent, with no other tenants exceeding 10.0% of annualized base rent. The Company’s portfolio of eight Consolidated Properties and five Unconsolidated Properties was diversified by location across six states. For the nine months ended September 30, 2025, of the eight consolidated properties, approximately 54.5% of our total rental income was concentrated in Florida.

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

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of September 30, 2025 and December 31, 2024 (in thousands):

September 30, 2025
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$2,858	$(1,957)	$901
Above-market leases, net	534	(534)	-
Total	$3,392	$(2,491)	$901

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$(1,865)	$847	$(1,018)
Total	$(1,865)	$847	$(1,018)

December 31, 2024
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$2,858	$(1,838)	$1,020
Above-market leases, net	$534	$(507)	$27
Total	$3,392	$(2,345)	$1,047

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$(1,865)	$785	$(1,080)
Total	$(1,865)	$785	$(1,080)

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $20.7 thousand and a reduction in rental income of $18.6 thousand for the three months ended September 30, 2025 and 2024, respectively and additional rental income of $35.3 thousand and $7.0 thousand for the nine months ended September 30, 2025 and 2024, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $50.7 thousand for the three months ended September 30, 2025 and 2024, respectively and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $22.9 thousand and $.01 million for the three months ended September 30, 2025 and 2024 and $0.1 million and $0.3 million for the nine months ended September 30, 2025 and 2024, respectively. Future amortization of these lease intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
Remainder of 2025	$21	$51	$24
2026	83	203	92
2027	83	203	92
2028	82	203	92
2029	82	203	92
2030	83	203	92
Thereafter	584	8,621	417

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

During the nine months ended September 30, 2025, the Company sold its remaining interest in the SPS Portfolio Holdings II LLC joint venture to an affiliate of its joint venture partner and recognized a loss of $1.4 million on the sale. As of September 30, 2025, the Company had investments in five unconsolidated entities as follows:

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

Each reporting period, the Company re-analyzes the primary inputs that determine the Contribution Value and the gain or loss for those unconsolidated entities subject to a revaluation. As of September 30, 2025, the Company has one remaining instance where the

Contribution Value is subject to a revaluation under certain conditions. The Company did not recognize any gains or loss on revaluation during the nine months ended September 30, 2025 and 2024.

Summarized Financial Information for Unconsolidated Entities

The following tables present summarized financial data for UTC JV (in thousands):

	September 30, 2025	December 31, 2024
ASSETS
Investment in real estate
Land	$27,992	$27,992
Buildings and improvements	149,121	149,628
Accumulated depreciation	(15,996)	(11,943)
	161,117	165,677
Construction in progress	3,394	3,013
Net investment in real estate	164,511	168,690
Cash and cash equivalents	1,749	2,839
Tenant and other receivables, net	11,590	11,408
Other assets, net	10,494	11,131
Total assets	$188,344	$194,068

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	4,566	6,335
Total liabilities	4,566	6,335

Members' Interest
Total members' interest	183,778	187,733
Total liabilities and members' interest	$188,344	$194,068
Carrying value of Company's investments in equity investments	$96,550	$98,587

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$4,368	$5,371	$14,202	$14,420
Property operating expenses	(1,149)	(1,497)	(2,438)	(3,843)
Depreciation and amortization	(1,636)	(1,564)	(4,893)	(4,604)
Operating income	1,583	2,310	6,871	5,973
Other income (expenses)	164	(127)	(129)	(472)
Net income	$1,747	$2,183	$6,742	$5,501
Equity in income of unconsolidated entities (1)	$909	$1,128	$3,515	$2,862

(1)
Equity in income (loss) of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

Summarized Financial Information for Unconsolidated Entities

The following tables present combined condensed financial data for all of the Company’s Unconsolidated Entities, excluding UTC JV (in thousands):

	September 30, 2025	December 31, 2024
ASSETS
Investment in real estate
Land	$82,214	$88,153
Buildings and improvements	40,908	74,644
Accumulated depreciation	(10,078)	(30,854)
	113,044	131,943
Construction in progress	73,990	64,212
Net investment in real estate	187,034	196,155
Cash and cash equivalents	7,578	18,164
Tenant and other receivables, net	66	35
Other assets, net	17,106	17,921
Total assets	$211,784	$232,275

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Accounts payable, accrued expenses and other liabilities	17,160	12,194
Total liabilities	17,160	12,194

Members' Interest
Total members' interest	194,624	220,081
Total liabilities and members' interest	$211,784	$232,275
Carrying value of Company's investments in equity investments	$67,912	$91,112

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$915	$285	$1,899	$1,179
Property operating expenses	(1,077)	(1,236)	(2,966)	(3,732)
Depreciation and amortization	(383)	(1,046)	(2,079)	(3,141)
Operating loss	(545)	(1,997)	(3,146)	(5,694)
Other income (expenses)	67	54	224	(53)
Gains (losses) and (impairments)	-	-	-	3
Net loss	$(478)	$(1,943)	$(2,922)	$(5,744)
Equity in loss of unconsolidated entities (1)	$(265)	$(1,010)	$(10,043)	$(2,931)

(1)
Equity in income (loss) of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. The Company utilizes appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. The Company did not record an other-than-temporary loss for the three months ended September 30, 2025. The Company recorded $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the nine months ended September 30, 2025. The Company did not record any other-than-temporary impairment losses for the three and nine months ended September 30, 2024.

As of September 30, 2025, the Company has put rights for one asset in one of its joint ventures, however since this property is vacant, the 50% occupancy threshold to exercise this put right has not been met.

The Company’s partners assess impairment on its underlying assets pursuant to ASC 360, Property, Plant and Equipment, and did not record any impairments on unconsolidated properties for the three and nine months ended September 30, 2025 and 2024.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. Refer to Note 2 for the Company’s accounting policies. The Company recorded $0.2 million and $0.3 million from these services for the three months ended September 30, 2025 and 2024, respectively, and $0.5 million and $0.4 million from these services for the nine months ended September 30, 2025 and 2024, respectively.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments, tenant reimbursements of expenses and rents related to tenants in default, under non-cancelable operating leases executed as of September 30, 2025 is approximately as follows (in thousands):

September 30, 2025
Remainder of 2025	$3,900
2026	16,470
2027	16,594
2028	14,113
2029	13,052
2030	12,891
Thereafter	52,440
Total	$129,460

The components of lease revenues for the three and nine months ended September 30, 2025 and 2024 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Fixed rental income	$3,234	$1,558	$9,332	$10,366
Variable rental income	1,183	1,365	4,278	2,668
Total rental income	$4,417	$2,923	$13,610	$13,034

Lessee Disclosures

As of September 30, 2025, the Company has one ground lease which is classified as an operating lease. As of December 31, 2024, the Company had one ground lease and one corporate office lease which were classified as operating leases. As of September 30, 2025, and December 31, 2024, the outstanding amount of right of use, (“ROU”) assets were $10.3 million and $11.5 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the condensed consolidated balance sheets. As of September 30, 2025, and December 31, 2024, the outstanding lease liabilities were $0.6 million and $1.2 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The Company recorded rent expense related to leased corporate office space of $0.2 million and $0.5 million for the three months ended September 30, 2025 and 2024, respectively and $1.1 million and $1.3 million for the nine months ended September 30, 2025 and 2024, respectively. Such rent expense is classified within general and administrative expenses on the condensed consolidated statements of operations.

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

On July 28, 2025, the Company entered into a one year extension for a portion of its office space at a cost of $19.0 thousand per month. The Company is electing a short term lease exemption permissible under ASC 842 as the lease has no option to additionally extend and there are no costs associated with the end of the lease.

In addition, the Company recorded ground rent expense of approximately $11.2 thousand and $33.7 thousand for the three and nine months ended September 30, 2025 and 2024, respectively. Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

As of September 30, 2025, the Company expects to make cash payments on operating leases of $67.6 thousand remaining in 2025, $0.2 million in 2026, $45.0 thousand in 2027, $45.0 thousand in 2028, $45.0 thousand in 2029, $45.0 thousand in 2030 and $1.9 million for the periods thereafter. The present value discount is ($0.6) million.

The following table sets forth information related to the measurement of our lease liabilities as of September 30, 2025:

September 30, 2025
Weighted-average remaining lease term (in years)	48.3
Weighted-average discount rate	7.52%
Cash paid for operating leases (in thousands)	$749

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230 million voluntary prepayment, reducing the unpaid principal balance to $800 million, and the debt maturity was extended for two years to July 31, 2025. On July 30, 2025, the Company paid a 2% extension fee equal to $4.0 million extending the maturity date to July 31, 2026, as further described below. At September 30, 2025, the unpaid principal balance was $200.0 million.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the condensed consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of September 30, 2025, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

As of September 30, 2025, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below), executed on June 16, 2022, eliminates this requirement. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

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

The extension fees paid were recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the remaining term of the Term Loan Agreement. As of September 30, 2025, the unamortized balance of the Company’s extension fees was $3.3 million.

As of September 30, 2025, the Company has paid down $1.4 billion towards the Term Loan Facility’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of September 30, 2025 was $200.0 million.

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

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $3.2 million and $5.8 million for the three months ended September 30, 2025 and 2024, respectively and $14.5 million and $35.7 million for the nine months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company has recorded a full valuation allowance of $242.4 million against the deferred tax asset (“DTA”) pursuant to ASC 740, as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilized to offset any taxes due on those gains to the extent of the DTAs.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2025 primarily due to the placement of a valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $242.4 million as of September 30, 2025 consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of September 30, 2025 and December 31, 2024, respectively.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of September 30, 2025. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company's assets measured at fair value on a non-recurring basis as of September 30, 2025 and December 31, 2024 (in thousands), aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2025	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$128,744	$128,744	$-	$-
Other-than-temporary impaired investments in unconsolidated entities	$31,075	$-	$-	$31,075

	Balance	Fair Value Measurements Using
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$139,462	$-	$-	$139,462

In accordance with ASC 360-10, Property, Plant and Equipment, the Company reviews the carrying value of its real estate assets at each reporting period. The Company recorded impairment losses of $0.8 million for the three months ended September 30, 2025. No impairments were taken for the three months ended September 30, 2024. The Company recorded impairment losses of $18.8 million and $87.5 million for the nine months ended September 30, 2025 and 2024, respectively, on real estate assets which is included in impairment on real estate assets within the consolidated statements of operations. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company reviews the carrying value of its investments in unconsolidated entities at each reporting period. The Company did not record any other-than-temporary losses for the three months ended September 30, 2025. The Company recorded $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the nine months ended September 30, 2025. The Company did not record any other-than-temporary impairment losses for the three and nine months ended September 30, 2024.

For the nine months ended September 30, 2025, the Company estimated fair value based upon the agreed-upon contract sales price, less costs to sell. The Company considers fair values based upon the agreed-upon contract sales price to be classified within Level 1 of the fair value hierarchy. For the year ended December 31, 2024, the Company estimated fair value of certain assets based on a discounted cash flow analysis using a discount rate of 11.0% and residual capitalization rate of 6.75%. As significant inputs to the model are unobservable, the Company has determined that the fair values of these properties are classified within Level 3 of the fair value reporting hierarchy.

Financial Assets and Liabilities not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and the Term Loan Facility. The fair value of the Term Loan Facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of September 30, 2025 and December 31, 2024, the estimated fair values of the Company’s debt obligations were $196.9 million and $235.7 million, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws (the “Securities Action”). The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. On or around January 15, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned Paul Sidhu v. Seritage Growth Properties, Case No. 1:25-cv-00152 (the “Sidhu Derivative Action”). On or around January 20, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned James Wallen v. Seritage Growth Properties, Case No. 1:25-cv-00190 (the “Wallen Derivative Action”). On or around May 8, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the Southern District of New York, captioned Derrick Cheroti v. Seritage Growth Properties, Case No. 1:25-vc-00152 (the ‘Cheroti Derivative Action” and, together with the Sidhu Derivative Action and the Wallen Derivative Action, the “Derivative Actions”). The Derivative Actions allege the same or similar claimed acts and omissions underlying the Securities Action, assert breach of fiduciary duty and other claims against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees, and name the Company as a nominal defendant. The complaint in each of the Derivative Actions seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. The complaint in the Cheroti Derivative Action also seeks an award of punitive damages, an order directing the individual defendants to account for all damages caused by them and all profits and special benefits and unjust enrichment obtained, and the imposition of a constructive trust. On February 13, 2025, the parties to the Sidhu Derivative Action and the Wallen Derivative Action filed a stipulation and proposed order seeking to consolidate the Sidhu Derivative Action and the Wallen Derivative Action and appoint lead counsel. On August 29, 2025, the parties in the Cheroti Derivative Action filed a stipulation and proposed order seeking to stay the Cheroti Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. On September 2, 2025, the court in the Cheroti Derivative Action stayed the Cheroti Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. On November 5, 2025, the court in the District of Maryland proceedings consolidated the Sidhu Derivative Action and the Wallen Derivative Action (the “Consolidated Derivative Action”) and appointed lead counsel. On November 7, 2025, the parties in the Consolidated Derivative Action filed a stipulation and proposed order seeking to stay the Consolidated Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. On November 12, 2025, the court in the Consolidated Derivative Action stayed the Consolidated Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. The Company intends to vigorously defend itself against the allegations in these lawsuits.

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

On July 6, 2022, Mr. Lampert converted all of his remaining Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he no longer holds a direct interest in the Operating Partnership and he owns approximately 23.8% of the outstanding Class A shares as of September 30, 2025.

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee of $0.1 million and reimbursement for certain employee expenses. The Company paid Winthrop $0.6 million and $0.5 million during the three months ended September 30, 2025 and 2024, respectively. The Company paid Winthrop $2.3 million and $2.1 million during the nine months ended September 30, 2025 and 2024, respectively.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

At September 30, 2025 and December 31, 2024 there was $1.7 million and $3.2 million, respectively, in receivables from unconsolidated entities for reimbursable costs and is included in tenant and other receivables on the consolidated balance sheets. In addition, during the nine months ended September 30, 2025, the Company advanced $1.7 million to one of its joint venture partners pursuant to its joint venture agreement and is included in tenant and other receivables, net. This loan is repaid by preferred distributions from the joint venture. At September 30, 2025 and December 31, 2024, there was $52.9 thousand and $0.1 million, respectively, in payables to unconsolidated entities and is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

At September 30, 2025, the Company has a put right on one property held by one unconsolidated entity, which may require the Company’s partner to buy out the Company’s investment in such property. As of September 30, 2025, the threshold to exercise this put right had not been met. During the three and nine months ended September 30, 2025 and 2024, the Company did not exercise any put rights.

Note 11 – Shareholders’ Equity

Class A Common Shares

As of September 30, 2025, 56,324,607 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of September 30, 2025, there were no Class B non-economic common shares issued or outstanding.

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

Our Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees also declared the following dividends on preferred shares during 2025 and 2024:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2025
October 29	December 31	January 15, 2026	$0.43750
July 23	September 30	October 15	0.43750
May 8	June 30	July 15	0.43750
February 26	March 31	April 15	0.43750
2024
October 28	December 31	January 15, 2025	$0.43750
July 31	September 30	October 15	0.43750
May 2	June 28	July 15	0.43750
February 29	March 29	April 15	0.43750

Note 12 – Earnings per Share

The table below provides a reconciliation of net loss and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. At September 30, 2024, potentially dilutive securities consisted of shares of non-vested restricted stock. There were no shares of unvested restricted stock at September 30, 2025.

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

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator - Basic and Diluted
Net loss	$(12,422)	$(21,973)	$(63,130)	$(142,185)
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net loss attributable to common shareholders - Basic and Diluted	$(13,647)	$(23,198)	$(66,805)	$(145,860)

Denominator - Basic and Diluted
Weighted-average Class A common shares outstanding	56,324	56,268	56,311	56,251
Weighted-average Class A common shares outstanding - Basic	56,324	56,268	56,311	56,251
Weighted-average Class A common shares outstanding - Diluted	56,324	56,268	56,311	56,251

Loss per share attributable to Class A common shareholders - Basic	$(0.24)	$(0.41)	$(1.19)	$(2.59)
Loss per share attributable to Class A common shareholders - Diluted	$(0.24)	$(0.41)	$(1.19)	$(2.59)

No adjustments were made to the numerator for the three and nine months ended September 30, 2025 and 2024, respectively, because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and nine months ended September 30, 2024, respectively, because the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect. No adjustments were made to the denominator for the three and nine months ended September 30, 2025 as there were no outstanding non-vested restricted shares.

There were no non-vested restricted share outstanding at September 30, 2025. At December 31, 2024, there were 87,899 shares of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the grant periods for the nine months ended September 30, 2025:

	Nine Months Ended September 30, 2025
		Weighted-Average
		Grant Date
	Shares	Fair Value
Unvested restricted shares at beginning of period	87,899	$11.31
Restricted shares vested	(87,899)	11.31
Unvested restricted shares at end of period	-	$-

The Company did not recognize any shared base compensation for the three months ended September 30, 2025. The Company recognized $0.3 million in share-based compensation expense related to the restricted shares for the three months ended September 30, 2024, and $0.2 million and $1.2 million for the nine months ended September 30, 2025 and 2024, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

As of September 30, 2025, there were no outstanding restricted shares. As of September 30, 2024, there were approximately $0.5 million of total unrecognized compensation costs related to the outstanding restricted shares which were expected to be recognized over a weighted-average period of approximately 0.4 years.

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

The table below reconciles total segment revenues to consolidated net loss and includes the significant segment expenses regularly provided to and reviewed by the CODM as part of their decision making process (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Total revenue	$4,785	$3,251	$14,037	$13,240
Real estate taxes	(607)	(971)	(2,252)	(3,602)
Abandoned project costs	—	(5,732)	—	(5,732)
Common area maintenance	(2,037)	(2,422)	(5,155)	(6,312)
Property insurance	(702)	(1,327)	(3,089)	(4,404)
Personnel expenses (1)	(2,773)	(3,934)	(19,177)	(13,765)
Interest expense	(5,290)	(6,051)	(15,659)	(19,344)
Other segment items (2)	(5,723)	(4,700)	(31,835)	(100,694)
Net loss	$(12,347)	$(21,886)	$(63,130)	$(140,613)

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

Overview

Prior to our adoption of the Plan of Sale, we were principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of September 30, 2025, our portfolio consisted of interests in 13 properties comprised of approximately 1.3 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 198 acres of land. The portfolio encompasses eight consolidated properties consisting of approximately 0.8 million square feet of GLA and 113 acres and five unconsolidated entities consisting of approximately 0.5 million square feet of GLA and 85 acres.

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

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

We recorded an impairment loss of $0.8 million during the three months ended September 30, 2025 as a result of transferring the Aventura, FL property to held for sale which requires the asset be carried at the lower of book value or fair value less costs to sell. For the nine months ended September 30, 2025, we recognized a total of $18.8 million of impairment losses, mostly due to accepting an offer to sell below carrying value, which are included in impairment of real estate assets within the consolidated statements of operations. In addition, we recognized $8.5 million in other-than-temporary impairment losses on our investments in unconsolidated entities during the nine months ended September 30, 2025, which is included in equity in income (loss) of unconsolidated entities within the consolidated statements of operations. We continue to evaluate our portfolio, including our development plans, hold periods and, if applicable, offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

Market Update

The Company continues to face challenging market conditions such as elevated interest rates and the availability of debt and equity capital and continues to assess other potential macroeconomic impacts including supply chain issues and international conflicts associated with tariffs as well as potential labor issues. While interest rates have begun to come down, they remain high relative to 2022. Additionally, raising equity capital for land development deals remains challenging. These conditions could apply downward pricing pressures on our remaining assets. In making decisions regarding whether and when to transact on each of the Company’s remaining assets, the Company considers various factors including, but not limited to, the breadth of the buyer universe, macroeconomic conditions, the availability and cost of financing, as well as corporate, operating and other capital expenses required to carry the asset. If these challenging market conditions persist, then we expect that they will continue to adversely impact the Plan of Sale proceeds from our assets and the amounts and timing of distributions to shareholders.

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

Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	$ Change
Revenue
Rental income	$4,603	$2,899	$1,704
Expenses
Property operating	(3,625)	(4,258)	633
Abandoned project costs	—	(5,732)	5,732
Real estate taxes	(607)	(971)	364
Depreciation and amortization	(1,698)	(4,377)	2,679
General and administrative	(4,922)	(7,178)	2,256
Gain on sale of real estate, net	—	4,184	(4,184)
Impairment of real estate assets	(800)	—	(800)
Equity in income of unconsolidated entities	644	118	526
Interest and other income (expense), net	(834)	(872)	38
Interest expense	(5,290)	(6,051)	761

Rental Income

Rental income increased by $1.7 million for the three months ended September 30, 2025, compared to the three months ended September 30, 2024, primarily due to an increase in rental income from the Aventura, FL property. The increase was partially offset by property sales of one income producing properties during the third quarter of 2024 and one income producing property in the first quarter of 2025.

Property Operating Expenses

The decrease of $0.6 million in property operating expense for the three months ended September 30, 2025 was primarily due to a decrease in insurance expense of $0.6 million and a decrease in common area maintenance expense of $0.2 million offset by an increase in utility expense of $0.2 million primarily as a result of non-recoverable utility deposits related to sold properties.

Abandoned Project Costs

During the three months ended September 30, 2024, the Company expensed costs that were previously capitalized in construction in progress on account of a tenant that defaulted on its lease prior to opening and predevelopment costs on a property for which the Company is not currently pursuing entitlements.

Real Estate Taxes

Real estate taxes decreased by $0.1 million related to sold properties and by $0.3 million related to prior year’s tax refunds.

Depreciation and Amortization Expenses

The decrease of $2.7 million in depreciation and amortization expenses for the three months ended September 30, 2025 was primarily due to a one time $1.6 million depreciation catch up in 2024 for a property transferring out of held for sale and a one time acceleration of expense of $0.8 million in 2024 related to a building that was ultimately demolished. In September 2025, the Aventura, FL property was transferred to held for sale resulting in a decrease of depreciation of $0.3 million.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The decrease of $2.3 million for the three months ended September 30, 2025 reflects an overall decrease in costs including employee bonuses, share based compensation, consulting expense and personnel costs primarily as a result of decreased staffing.

Gain on Sale of Real Estate

No sales closed during the three months ended September 30, 2025.

During the three months ended September 30, 2024, the Company sold one property for net proceeds of $24.0 million and recorded a net gain of $4.2 million, which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Impairment of Real Estate Assets

During the three months ended September 30, 2025, the Company recognized an $0.8 million impairment of real estate assets as a result of the Company transferring the Aventura, FL property to held for sale which requires the asset be carried at the lower of book value or fair value less costs to sell. There were no impairments recognized for the three months ended September 30, 2024.

Equity in Income of Unconsolidated Entities

The increase in equity in income for the three months ended September 30, 2025 was driven by a decrease of losses of $0.5 million related to the sold interests unconsolidated entities and a decrease of losses of $0.2 million related to the Company’s other investments offset by a decrease in income of $0.2 million from the Company’s investment in the UTC JV.

Interest Expense

The decrease of $0.8 million in interest expense for the three months ended September 30, 2025 was driven by partial Term Loan Facility pay downs since the end of the third quarter 2024 offset by the increase of amortization of deferred financing costs.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change
Revenue
Rental income	$13,586	$12,790	$796
Expenses
Property operating	(9,770)	(12,091)	2,321
Abandoned project costs	—	(5,732)	5,732
Real estate taxes	(2,252)	(3,602)	1,350
Depreciation and amortization	(5,813)	(10,860)	5,047
General and administrative	(26,787)	(23,244)	(3,543)
Gain on sale of real estate, net	8,903	7,357	1,546
Loss on sale of interests in unconsolidated entities	(1,417)	—	(1,417)
Impairment of real estate assets	(18,800)	(87,536)	68,736
Equity in loss of unconsolidated entities	(6,528)	(69)	(6,459)
Interest and other income (expense), net	956	1,268	(312)
Interest expense	(15,659)	(19,344)	3,685

Rental Income

Rental income increased by $0.8 million for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024. The increase is primarily driven by the increase of rental income from the Aventura, FL property and a decrease in bad debt expense offset by the sales of four income producing properties.

Property Operating Expenses

The decrease of $2.3 million in property operating expense for the nine months ended September 30, 2025 was primarily due to a decrease in common area expenses of $1.0 million and insurance expense of $1.3 million related to sold properties.

Abandoned Project Costs

During the nine months ended September 30, 2024, the Company expensed costs that were previously capitalized in construction in progress on account of a tenant that defaulted on its lease prior to opening and predevelopment costs on a property which the Company is not currently pursuing entitlements.

Real Estate Taxes

Real estate taxes decreased by $0.9 million related to sold properties and by $0.5 million related to prior year’s tax refunds.

Depreciation and Amortization Expenses

The decrease of $5.0 million in depreciation and amortization expenses for the nine months ended September 30, 2025 was primarily due to property sales, $1.6 million of catch up depreciation as a result of moving a property out of held for sale in 2024 and an acceleration of $0.8 million of depreciation due to the ultimate demolition of on property and was partially offset by an increase in depreciation related to Aventura tenant improvements.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation, professional fees, office expenses and overhead expenses.

The increase for the nine months ended September 30, 2025 was primarily due to the recognition of severance expense of $6.5 million. The increase was partially offset by a decrease in overall costs including employee bonuses, share based compensation, accounting fees and consulting expense.

Gain on Sale of Real Estate

During the nine months ended September 30, 2025, the Company sold two properties for $52.6 million and recorded a gain totaling $8.9 million which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

During the nine months ended September 30, 2024, the Company sold ten properties for aggregate consideration of $111.7 million and recorded a gain totaling $7.4 million which is included in gain on sale of real estate, net within the condensed consolidated statements of operations.

Loss on Sale of Interests in Unconsolidated Entities

During the nine months ended September 30, 2025, the Company sold its remaining interest in the SPS Portfolio Holdings II LLC joint venture to an affiliate of its joint venture partner and recognized a loss of $1.4 million on the sale.

Impairment of Real Estate Assets

During the nine months ended September 30, 2025, the Company recognized an $18.8 million impairment of real estate assets as a result of the Company agreeing to sell one property at an amount below book value.

During the nine months ended September 30, 2024, the Company recognized a $1.7 million impairment of real estate assets as a result of the Company accepting offers below book value on three properties and an $85.8 million impairment of real estate assets on the Company’s development property in Aventura, FL due to negotiations for rent relief with existing tenants that began during the second quarter of 2024.

Equity in Loss of Unconsolidated Entities

The increase in loss for the nine months ended September 30, 2025 is driven by the recognition of $8.5 million of other-than-temporary impairment losses which was partially offset by an increase in income of $0.7 million from the Company’s investment in the UTC JV and a decrease of losses of $1.4 million related the Company’s other investments, primarily due to the sale of two interests in unconsolidated entities.

Interest and Other Income (Expense), Net

For the nine months ended September 30, 2025 interest income and other income (expense), net decreased by $0.3 million due to a decrease in interest income of $1.2 million due to a decrease in interest rates and a decrease of cash on hand. The increase was offset by a decrease of other expenses of $0.9 million, primarily driven by a decrease in settlement expenses.

Interest Expense

The decrease of $3.7 million in interest expense for the nine months ended September 30, 2025 was driven by partial Term Loan Facility pay downs since the third quarter of 2024, offset by an increase in amortization expense of deferred financing costs.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the nine months ended September 30, 2025 and the Company recorded net operating cash outflows of $33.7 million. Additionally, the Company generated net investing cash inflows of $43.6 million during the nine months ended September 30, 2025, which were driven by asset sales and partially offset by development expenditures.

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
o
From the approval of the Plan of Sale on October 24, 2022 through September 30, 2025, we sold 91 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $1.1 billion of gross proceeds.
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
o
From the approval of the Plan of Sale on October 24, 2022 through September 30, 2025, we sold our interests in 12 Unconsolidated Properties and generated approximately $159.6 million of gross proceeds.

•
Unconsolidated Properties. As of September 30, 2025, we had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds since July 2017. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities.

As of November 13, 2025, we had four assets under contract for sale for total anticipated proceeds of $240.8 million. One asset is a development asset and is subject to a pursuit of a master plan amendment and customary due diligence. All are subject to closing conditions.

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

During the nine months ended September 30, 2025, we repaid $40.0 million against the principal of the Term Loan Facility. Our outstanding balance as of September 30, 2025, is $200.0 million.

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

Cash Flows for the Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2025 and 2024, respectively (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change
Net cash used in operating activities	$(33,742)	$(39,621)	$5,879
Net cash provided by investing activities	43,562	71,724	(28,162)
Net cash used in financing activities	(47,657)	(83,591)	35,934

Cash Flows from Operating Activities

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses. Rental revenues are not sufficient to cover these expenses.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

•
In 2025, $51.6 million of net proceeds from the sale of real estate, $8.1 million of net proceeds from the sale of interests in unconsolidated entities and $6.0 of distributions from unconsolidated entities offset by development of real estate of ($21.8) million and investments in unconsolidated entities of ($0.4) million; and
•
In 2024, $106.5 million of net proceeds from the sale of real estate, offset by development of real estate of ($25.7) million and investments in unconsolidated entities of ($9.0) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

•
In 2025, ($40.0) million cash repayment of Term Loan Facility principal, payment of deferred financing costs of ($4.0) million and cash payments of preferred dividends of ($3.7) million; and
•
In 2024, ($80.0) million cash repayment of Term Loan Facility principal and cash payments of preferred dividends of ($3.7) million.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during the nine months ended September 30, 2025 and 2024, respectively. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Company’s Board of Trustees also declared the following dividends on the Company’s Series A Preferred Shares during 2025 and 2024:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2025
October 29	December 31	January 15, 2026	$0.43750
July 23	September 30	October 15	0.43750
May 8	June 30	July 15	0.43750
February 26	March 31	April 15	0.43750
2024
October 28	December 31	January 15, 2025	$0.43750
July 31	September 30	October 15	0.43750
May 2	June 28	July 15	0.43750
February 29	March 29	April 15	0.43750

Our Board of Trustees will continue to assess the Company’s investment opportunities and its expectations of taxable income in its determination of future distributions.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in or is not the primary beneficiary using the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of September 30, 2025 and December 31, 2024, we did not have any off balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2024.

Capital Expenditures

During the three and nine months ended September 30, 2025, the Company invested $3.8 million and $21.8 million, respectively, in our consolidated properties. The Company did not make any investments in its unconsolidated joint ventures during the three months ended September 30, 2025. The Company invested $0.4 million in its unconsolidated joint ventures during the nine months ended September 30, 2025.

During the three and nine months ended September 30, 2024, the Company invested $3.3 million and $25.7 million, respectively, in our consolidated properties and an additional $5.8 million and $9.0 million, respectively, in our unconsolidated joint ventures.

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

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws. The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. On or around January 15, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned Paul Sidhu v. Seritage Growth Properties, Case No. 1:25-cv-00152. On or around January 20, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned James Wallen v. Seritage Growth Properties, Case No. 1:25-cv-00190. On or around May 8, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the Southern District of New York, captioned Derrick Cheroti v. Seritage Growth Properties, Case No. 1:25-vc-00152. The Derivative Actions allege the same or similar claimed acts and omissions underlying the Securities Action, assert breach of fiduciary duty and other claims against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees, and name the Company as a nominal defendant. The complaint in each of the Derivative Actions seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. The complaint in the Cheroti Derivative Action also seeks an award of punitive damages, an order directing the individual defendants to account for all damages caused by them and all profits and special benefits and unjust enrichment obtained, and the imposition of a constructive trust. On February 13, 2025, the parties to the Sidhu Derivative Action and the Wallen Derivative Action filed a stipulation and proposed order seeking to consolidate the Sidhu Derivative Action and the Wallen Derivative Action and appoint lead counsel. On August 29, 2025, the parties in the Cheroti Derivative Action filed a stipulation and proposed order seeking to stay the Cheroti Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. On September 2, 2025, the court in the Cheroti Derivative Action stayed the Cheroti Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. On November 5, 2025, the court in the District of Maryland proceedings consolidated the Sidhu Derivative Action and the Wallen Derivative Action (the “Consolidated Derivative Action”) and appointed lead counsel. On November 7, 2025, the parties in the Consolidated Derivative Action filed a stipulation and proposed order seeking to stay the Consolidated Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. On November 12, 2025, the court in the Consolidated Derivative Action stayed the Consolidated Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. The Company intends to vigorously defend itself against the allegations in these lawsuits.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2024 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the nine months ended September 30, 2025, there were no material changes to these policies.

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

The following table reconciles NOI-cash basis and NOI-cash basis at share to GAAP net loss for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
NOI-cash basis and NOI-cash basis at share	2025	2024	2025	2024
Net loss	$(12,422)	$(21,973)	$(63,130)	$(142,185)
Management and other fee income	(182)	(352)	(451)	(450)
Abandoned project costs	—	5,732	—	5,732
Depreciation and amortization	1,698	4,377	5,813	10,860
General and administrative expenses	4,922	7,178	26,787	23,244
Equity in (income) loss of unconsolidated entities	(644)	(118)	6,528	69
Loss on sale of interests in unconsolidated entities	—	—	1,417	—
Gain on sale of real estate, net	—	(4,184)	(8,903)	(7,357)
Impairment of real estate assets	800	—	18,800	87,536
Interest and other (income) expense, net	834	872	(956)	(1,268)
Interest expense	5,290	6,051	15,659	19,344
Provision for income taxes	75	87	—	1,572
Straight-line rent	(166)	5	59	251
Above/below market rental expense	30	69	117	145
NOI-cash basis	$235	$(2,256)	$1,740	$(2,507)
Unconsolidated entities (1)
Net operating income of unconsolidated entities (2)	1,448	1,461	5,268	4,012
Straight-line rent	(75)	(130)	(212)	(451)
Above/below market rental expense	(9)	(9)	(27)	(27)
NOI-cash basis at share	$1,599	$(934)	$6,769	$1,027

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our management under the supervision and with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of September 30, 2025. Based on the evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The information required by this Item is incorporated by reference to Note 9 of the condensed consolidated financial statements included herein.

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws. The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. On or around January 15, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned Paul Sidhu v. Seritage Growth Properties, Case No. 1:25-cv-00152. On or around January 20, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned James Wallen v. Seritage Growth Properties, Case No. 1:25-cv-00190. On or around May 8, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the Southern District of New York, captioned Derrick Cheroti v. Seritage Growth Properties, Case No. 1:25-vc-00152. The Derivative Actions allege the same or similar claimed acts and omissions underlying the Securities Action, assert breach of fiduciary duty and other claims against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees, and name the Company as a nominal defendant. The complaint in each of the Derivative Actions seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. The complaint in the Cheroti Derivative Action also seeks an award of punitive damages, an order directing the individual defendants to account for all damages caused by them and all profits and special benefits and unjust enrichment obtained, and the imposition of a constructive trust. On February 13, 2025, the parties to the Sidhu Derivative Action and the Wallen Derivative Action filed a stipulation and proposed order seeking to consolidate the Sidhu Derivative Action and the Wallen Derivative Action and appoint lead counsel. On August 29, 2025, the parties in the Cheroti Derivative Action filed a stipulation and proposed order seeking to stay the Cheroti Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. On September 2, 2025, the court in the Cheroti Derivative Action stayed the Cheroti Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. On November 5, 2025, the court in the District of Maryland proceedings consolidated the Sidhu Derivative Action and the Wallen Derivative Action (the “Consolidated Derivative Action”) and appointed lead counsel. On November 7, 2025, the parties in the Consolidated Derivative Action filed a stipulation and proposed order seeking to stay the Consolidated Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. On November 12, 2025, the court in the Consolidated Derivative Action stayed the Consolidated Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. The Company intends to vigorously defend itself against the allegations in these lawsuits.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)
None.
b)
None.
c)
During the three and nine months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference

10.1	Purchase and Sale Agreement, dated September 2, 2025, by and among Seritage Growth Properties and Boulevard Step Ventures LLC	Filed herewith.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: November 14, 2025	/s/ Adam Metz
	By:	Adam Metz
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 14, 2025	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)