Form 10-K
period 2025-12-31
Seritage Growth Properties
filed 2026-03-31
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

On June 30, 2025, the last business day of the most recently completed second quarter of the registrant, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $132,000,000 based upon the closing price of $3.08 of the common stock as reported on the New York Stock Exchange on such date.

As of March 30, 2026, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,324,607
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Seritage Growth Properties’ Proxy Statement for its 2026 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

SERITAGE GROWTH PROPERTIES

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2025

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
•
Risks relating to our redevelopment activities and disposition of properties;
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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of December 31, 2025, the Company’s portfolio consisted of interests in 10 properties comprised of approximately 0.8 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 156 acres of land. The portfolio encompasses five consolidated properties consisting of approximately 0.3 million square feet of GLA and 71 acres (such properties, the “Consolidated Properties”) and five unconsolidated entities consisting of approximately 0.5 million square feet of GLA and 85 acres (such properties, the “Unconsolidated Properties”).

The Company’s mission is to maximize value for our shareholders in accordance with the Plan of Sale.

Background

The Company commenced operations on July 7, 2015 following a rights offering to the shareholders of Sears Holding Corporation (“Sears Holdings” or “Sears”) to purchase common shares of Seritage in order to fund, in part, the $2.7 billion acquisition of certain of Sears Holdings’ owned properties and its 50% interests in three joint ventures which were simultaneously leased back to Sears Holdings under master lease agreements (the “Original Master Lease” and the “Original JV Master Leases”, respectively).

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

Since March 2021, the Company has not leased any properties to Sears Holdings or its successors after giving effect to the termination of the Holdco Master Lease.

Edward S. Lampert is the Chairman and Chief Executive Officer of ESL Investments, Inc, which owns Holdco. Mr. Lampert was also the Chairman of Seritage prior to his retirement, effective March 1, 2022, and controlled each of the tenant entities that was a party to the Holdco Master Lease prior to their respective terminations.

Review of Strategic Alternatives

On March 1, 2022, the Company announced that its board of trustees (“Board of Trustees”) has commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a special committee of the Board of Trustees (the “Special Committee”) to oversee the process. The Special Committee retained Barclays Capital, Inc. (“Barclays”) as its financial advisor from March 2022 to August 2023 to assist with the strategic review. The Company sought a shareholder vote to approve a proposed plan of sale of our assets and dissolution (the “Plan of Sale”) that would allow our Board of Trustees to sell all of our assets, distribute the net proceeds to shareholders and dissolve the Company, which Plan of Sale can be suspended by the Board of Trustees.

The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, at which time the Plan of Sale was approved by the shareholders, following our filing of a final proxy statement with the Securities and Exchange Commission (“SEC”) on September 14, 2022. See Note 1 – Organization of the Notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for additional information about the Plan of Sale. The strategic review process remains ongoing as the Company executes the Plan of Sale, and the Company remains open minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—There can be no assurance that our review of strategic alternatives will result in any transaction or any strategic change at this time.” The Board of Trustees is currently overseeing the Plan of Sale.

Market Update

The Company continues to face challenging market conditions, such as elevated interest rates and the availability of debt and equity capital, and it continues to assess other potential macroeconomic impacts including supply chain issues, international conflicts associated with tariffs, potential labor issues and uncertainty caused by wars. While interest rates have started to decline, they remain high relative to interest rates in 2022. Additionally, raising equity capital for land development deals remains challenging. These conditions could apply downward pricing pressures on our remaining assets. In making decisions regarding whether and when to transact on each of the Company’s remaining assets, the Company considers various factors including, but not limited to, the breadth of the buyer universe, macroeconomic conditions, the availability and cost of financing, as well as corporate, operating and other capital expenses required to carry the asset. If these challenging market conditions persist, then we expect that they will continue to adversely impact the Plan of Sale proceeds from our assets and the amounts and timing of distributions to shareholders.

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

Significant Tenants

As of December 31, 2025, the Company had two tenants that comprise 43.5% and 32.1%, respectively, of annualized base rent, with no other tenants exceeding 10% of annualized base rent. The Company's portfolio of five Consolidated Properties and five Unconsolidated Properties was diversified by location across six states.

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

Financial Information about Industry Segments

During the year ended December 31, 2025, given the continued decline in size of the portfolio and the continued progression of the Plan of Sale, the Company has concluded that they have one operating segment and one reportable segment as the Company is assessing performance and making operating decisions on an aggregated single segment basis. The Company currently operates in a single reportable segment which includes the ownership, development, redevelopment, management, sale and leasing of real estate properties.

Human Capital

As of December 31, 2025, we had five full-time employees, all of whom are located in the United States, with the majority located in New York. In conjunction with adopting the Plan of Sale, the Company provided retention agreements to its employees to ensure that it has the talent in place to execute the Plan of Sale. The number of full-time employees has decreased over time as we sell assets in connection with the Plan of Sale. As a result, we are not currently seeking to hire additional employees. We have also transitioned certain responsibilities to contractors to ensure that proper staffing is available.

As of March 31, 2026, we had five full-time employees and 14 contractors, eight of whom were female. In addition, our six member Board of Trustees has two female members.

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
•
Covenants in our Term Loan Facility may limit our operational flexibility and certain covenant breaches or defaults could adversely affect our business and financial condition.
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
•
We have concluded that management’s plans do not alleviate substantial doubt as to our ability to continue as a going concern.

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

On March 1, 2022, we announced that our Board of Trustees had commenced a process to review a broad range of strategic alternatives to enhance shareholder value. The Board of Trustees created a Special Committee to oversee the process. The strategic review process remains ongoing. The Company sought a shareholder vote to approve the Plan of Sale that would allow our Board of Trustees to sell all of our assets, distribute the net proceeds to shareholders and dissolve the Company. The affirmative vote of at least two-thirds of all outstanding common shares of the Company was required to approve the Plan of Sale. The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, following our filing of a final proxy statement with the SEC on September 14, 2022. During the meeting, the Plan of Sale was approved by the shareholders.

Further, as we implement the Plan of Sale, it may dissuade parties that might have an interest in acquiring our Company as a whole by means of a merger transaction or otherwise from pursing such an acquisition and may also preclude other possible courses of action not yet identified by our Board of Trustees. The strategic review process remains ongoing, and the Company remains open-minded to pursuing value-maximizing alternatives, including a potential sale of the Company. There can be no assurance regarding the success of the process.

Edward Lampert, who owned approximately 23.8% of our outstanding Class A shares as of December 31, 2025, voted in favor of the Plan of Sale, pursuant to an agreement with the Company.

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

As of December 31, 2025, we had aggregate outstanding indebtedness of $50.0 million. Our existing debt could require a substantial portion of our cash flow to make interest and principal payments. Demands on our cash resources from debt service will reduce funds available to us to pay dividends on our preferred shares, including the Series A Preferred Shares, make capital expenditures or carry out other aspects of our business strategy. Our indebtedness may also limit our ability to adjust rapidly to changing market conditions, make us more vulnerable to general adverse economic and industry conditions and create competitive disadvantages for us compared to other companies with relatively lower debt levels. Increased future debt service obligations may limit our operational flexibility, including our ability to finance or refinance our properties, contribute properties to joint ventures or sell properties as needed.

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service, and the reinvestment in and redevelopment of our properties. As a result of a decrease in property rental income, primarily due to sales, operating cash flow did not fully fund property operating and other expenses incurred during the year ended December 31, 2025. In the near term, our asset sales are our principal source of cash flow. Property operating and other expenses are projected to continue to exceed property rental income. While we do not currently have the liquid funds available to fully fund projected property and other expenses and planned development expenditures, we expect to fund these uses of cash with a combination of capital sources including, but not limited to, sales of Consolidated Properties, sales of interests in Unconsolidated Properties and potential financing transactions, subject to compliance with certain conditions and/or the consent of our lender under our Term Loan Facility.

Since 2019, we have not been in compliance with certain financial metrics applicable to us under the agreements governing our term loan facility. As a result of the non-compliance, the lender had the right to request mortgages against our assets pursuant to the mortgage and collateral requirement. Since 2020, at the request of the lender, nearly all Consolidated Properties have mortgages.

The Term Loan Facility also provides for a $400 million incremental facility (the “Incremental Funding Facility”). Our ability to access the Incremental Funding Facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement (as defined below) as further described below. As of December 31, 2025, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

On November 20, 2024, the Operating Partnership, the Company, and Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) entered into an amendment to the Term Loan Agreement pursuant to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that the Term Loan Facility may, at the Operating Partnership’s election, be extended for one year from July 31, 2025 (the “Maturity Date”) to July 31, 2026 if the Operating Partnership pays a two percent (2%) extension fee on the then outstanding principal amount as of the Maturity Date. On July 28, 2025, the Company exercised its extension option and on July 30, 2025, the Company paid a 2% extension fee equal to $4.0 million extending the maturity date to July 31, 2026. The Company also paid an incremental facility fee of $4.0 million. All other terms under the Term Loan Agreement shall remain unchanged during the extension period including the interest rate and the incremental facility fee in accordance with the Term Loan Agreement. See Note 6 - Debt of the Notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K.

As of March 31, 2026, the Company has one asset owned by our consolidated joint venture under contract to sell for anticipated proceeds of $11.0 million. The Company continues to use the proceeds from sold assets to further reduce the outstanding balance of the Term Loan Facility. See Note 1— Going Concern of the Notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of the going concern.

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

Management identified material weaknesses due to deficiencies in the design and operating effectiveness of controls which remain unremediated as of, and for the year ended December 31, 2025. The material weaknesses identified in our internal control over financial reporting related to: (i) level of precision of the review of the general ledger and underlying reconciliations, and (ii) lack of appropriate segregation of duties over journal entries. These deficiencies contributed to the potential for there to be material errors in our financial statements.

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

Most of the properties in our portfolio are subject to use restrictions and/or operational requirements imposed pursuant to ground leases, restrictive covenants or conditions, reciprocal easement agreements or operating agreements (collectively, “Property Restrictions”) that could adversely affect our ability to redevelop the properties or lease space to third parties or sell the properties. Such Property Restrictions could include, for example, limitations on alterations, changes, expansions, or reconfiguration of properties; limitations on use of properties, including for retail uses only; limitations affecting parking requirements; restrictions on exterior or interior signage or facades; or access to an adjoining mall, among other things. In certain cases, consent of the other party or parties to such agreements may be required when altering, reconfiguring, expanding, redeveloping or re-leasing properties. Failure to secure such consents when necessary may harm our ability to execute leasing, redevelopment or expansion strategies, which could adversely affect our business, financial condition or results of operations. In certain cases, a third party may have a purchase option or right of first refusal or right of first offer that is activated by a sale or transfer of the property, or a change in use or operations, including a closing of the Sears operation or cessation of business operations, on the encumbered property. These restrictions may impact our ability to sell assets as contemplated in the Plan of Sale. From time to time, we have been involved in disputes or legal proceedings relating to such Property Restrictions, which may result in the incurrence of legal costs and diversion of management resources to resolve.

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

Our business is affected by a number of factors that are largely beyond our control but may nevertheless have a significant negative impact on us and on the Plan of Sale. These factors include, but are not limited to:

•
although interest rates started to decline in 2025, interest and credit spreads remained high throughout 2025, and high interest rates and credit spreads could negatively impact potential buyers’ ability to purchase our properties;
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

We may incur mortgage debt and pledge all or some of our real properties as security for that debt to finance newly acquired properties or capital contributions to joint ventures, or to fund re-tenanting and redevelopment projects. Since December 31, 2019, we were required to provide mortgages to the lender under our term loan facility on a majority of our portfolio. The mortgages, together with the other provisions of the Term Loan Facility, limits our ability to obtain additional secured financing using such properties as collateral. During the year ended December 31, 2025, the Company made aggregate principal prepayments of $190.0 million on the Term Loan Facility, reducing the Term Loan Facility balance to $50.0 million as of December 31, 2025. In addition, incurring mortgage debt increases the risk of loss since defaults on indebtedness secured by a property may result in lenders initiating foreclosure actions. In that case, we could lose the property securing the loan that is in default. If any mortgages contain cross-collateralization or cross-default provisions, a default on a single property could affect multiple properties. If any properties are foreclosed upon due to a default, our ability to pay cash distributions to our shareholders may be adversely affected.

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

The Term Loan Facility also provides for the Incremental Funding Facility. Our ability to access the incremental facility is subject to (i) our achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) our good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Agreement. As of December 31, 2025, we have not achieved this level of rental income from non-Sears Holdings tenants.

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
•
Trustee Elections Require a Vote of Two-Thirds of the Class A Common Shares and Class B Non-Economic Common Shares Votes Cast. In accordance with the Company’s bylaws, in both contested and uncontested elections at any Annual Meeting of Shareholders, trustees are elected by the vote of two-thirds of the votes cast by the holders of Class A common shares and Class B non-economic common shares (voting together as a single class). In the event that an incumbent trustee does not receive a sufficient percentage of votes cast for election, he or she will continue to serve on the Board of Trustees until a successor is duly elected and qualifies. The requirement that trustee nominees receive a vote of two-thirds of the votes cast by the holders of Class A common shares and Class B non-economic shares (voting together as a single class) may have the effect of making it more difficult for shareholders to change the composition of the Board of Trustees. The requirement that trustee nominees receive a vote of two-thirds of the votes cast by the holders of the Class A common shares and Class B non-economic shares (voting together as a single class) may also have the effect of making it more difficult for shareholders to elect trustee nominees that do not receive the votes of shares of our largest shareholder, Mr. Lampert, who owned approximately 23.8% of the Company’s outstanding Class A common shares as of December 31, 2025.
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

While most of our existing leases require, and any new lease agreements are expected to require, that comprehensive general insurance and hazard insurance be maintained by the tenants with respect to their premises, and we have obtained casualty insurance with respect to the vast majority of our properties other than certain vacant properties and development land sites, there are certain types of losses, generally of a catastrophic nature, such as earthquakes, hurricanes and floods, that may be uninsurable or not economically insurable. Insurance coverage (net of deductibles) may not be effective or be sufficient to pay the full current market value or current replacement cost of a loss. Inflation, changes in building and zoning codes and ordinances, environmental considerations, and other factors also might make it infeasible to use insurance proceeds to restore or replace the property after such property has been damaged or destroyed. Under such circumstances, the insurance proceeds received might not be adequate to restore the economic position with respect to such property or to comply with the requirements of our mortgages and Property Restrictions. Moreover, the holders of any mortgage indebtedness may require some or all property insurance proceeds to be applied to reduce such indebtedness, rather than being made available for property restoration.

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

As of December 31, 2025, Mr. Lampert owned approximately 23.8% of our outstanding Class A common shares. Mr. Lampert previously served as the Chairman of the Board of Directors and Chief Executive Officer of Sears Holdings and was previously the Chairman of the Seritage Board of Trustees. In any matter affecting us, the interests of Mr. Lampert may differ or conflict with the interests of our other shareholders.

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

Our business depends, to a meaningful extent, upon the continued services of our management team and, more broadly, our employees generally. Our executives have substantial experience in our industry and we have employment agreements with each executive which may be amended from time to time. The agreements are structured generally to incentivize the executives to remain employed until the Plan of Sale has been fully, or nearly fully, completed, but each of these executives could elect to terminate their respective agreements at any time. Notwithstanding, the loss of services of one or more members of our management team, or our failure to retain talented employees generally could harm our business and our prospects and could adversely affect the Plan of Sale. Additionally, we have engaged third-party contractors and consultants to handle certain of our day-to-day functions, including accounting and finance, and to assist us in the Plan of Sale. The contractual arrangements governing these services can be terminated by either party upon advance notice and may not be as effective in providing direct control over the Plan of Sale. Any third-party contractor and consultant agreement terminations may adversely affect the Plan of Sale. Third parties may fail to take actions required for our Plan of Sale despite their contractual obligation to do so. If the third-party advisors fail to perform under their agreements with us, we may have to rely on legal remedies under the law, which may not be effective. In addition, the termination of third-party contractors who oversee the accounting and finance functions could impact internal controls over financial reporting.

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

We are involved in legal proceedings related to various matters, including securities and derivative litigation, and may become involved in other legal proceedings that arise from time to time in the future. For example, as discussed further in Note 9 – Commitments and Contingencies to consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K, (a) on July 1, 2024, a purported shareholder of the Company filed a class action lawsuit alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets, and (b) on or around January 15, 2025, January 20, 2025 and May 8, 2025, three derivative lawsuits alleging the same or similar claimed acts and omissions was filed against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees. The securities complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. Each of the derivative complaints seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. One of the derivative complaints also seeks an award of punitive damages, an order directing the individual defendants to account for all damages caused by them and all profits and special benefits and unjust enrichment obtained, and the imposition of a constructive trust. The Company intends to vigorously defend itself against the allegations in these lawsuits but there can be no assurance as to the outcomes of these proceedings. An unfavorable outcome in these lawsuits or in other legal proceedings may have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company.

We have concluded that management’s plans do not alleviate substantial doubt as to our ability to continue as a going concern.

Due to the uncertainty of our ability to continue as a going concern within one year after the date that our financial statements as of and for the year ended December 31, 2025 are issued, we have included a note to our financial statements regarding concerns about our ability to continue as a going concern. As of March 31, 2026, there is one Consolidated Property under contract to sell for aggregate gross proceeds of $11.0 million. The anticipated proceeds from the sales of assets under contract with closings that are deemed probable and existing cash on hand will not allow the Company to fund its Obligations because the Term Loan Facility, which matures on July 31, 2026, is presently a current Obligation. The presence of the going concern note to our financial statements may have an adverse impact on the relationships we maintain with third parties as we continue to seek the monetization of the Company’s assets through the Plan of Sale, and could make it challenging and difficult for us to raise additional financing and/or enhance the sale value of our assets, all of which could have a material adverse impact on our business and prospects and result in a significant or complete loss of your investment.

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

The Series A Preferred Shares rank junior to all of our existing and future debt and to other non-equity claims on us and our assets available to satisfy claims against us, including claims in bankruptcy, liquidation or similar proceedings. Our future debt may include restrictions on our ability to pay dividends to preferred shareholders. As of December 31, 2025, our total indebtedness was $50.0 million. In addition, we may incur additional indebtedness in the future. Our Declaration of Trust currently authorizes the issuance of up to 10,000,000 shares of preferred shares in one or more classes or series. Our Board of Trustees has the power to reclassify unissued common shares and preferred shares and to amend our Declaration of Trust, without any action by our shareholders, to increase the aggregate number of shares of beneficial interest of any class or series, including preferred shares, that we are authorized to issue. The issuance of additional preferred shares on parity with or senior to the Series A Preferred Shares with respect to the payment of dividends and the distribution of assets in the event of any liquidation, dissolution or winding up would dilute the interests of the holders of the Series A Preferred Shares, and any issuance of preferred shares senior to the Series A Preferred Shares or of additional indebtedness could adversely affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Shares. Other than the limited conversion right afforded to holders of Series A Preferred Shares that may occur in connection with a Change of Control, none of the provisions relating to the Series A Preferred Shares contain any provisions relating to or limiting our indebtedness or affording the holders of the Series A Preferred Shares protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of the Series A Preferred Shares, so long as the rights of holders of the Series A Preferred Shares are not materially and adversely affected.

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

We are subject to risks from cybersecurity threats and incidents. As of December 31, 2025, we do not believe such risks have materially affected or are reasonably likely to materially affect the Company, including the Company’s business strategy, results of operations or financial condition. However, there can be no assurance that the Company will not be materially affected by such risks in the future. For additional information regarding risks from cybersecurity threats, refer to Item 1A, “Risk Factors”, in this Annual Report on Form 10-K.

Governance

Our Board of Trustees considers cybersecurity risk as part of its risk oversight function. The Board of Trustees has delegated to its Audit Committee oversight of cybersecurity and other information technology risks. Our Audit Committee oversees management’s implementation of our cybersecurity risk management program. Our Audit Committee receives periodic reports from our Interim Chief Financial Officer or our Chief Legal Officer on our cybersecurity risks. In addition, our Interim Chief Financial Officer or our Chief Legal Officer updates our Audit Committee, as necessary, regarding any significant cybersecurity incidents impacting our information systems. Our entire Board of Trustees also receives briefings from our Interim Chief Financial Officer or Chief Legal Officer on our cybersecurity risk management program as part of our overall business risk updates.

Our management, represented by our Interim Chief Financial Officer, John Garilli, oversees the Company’s cybersecurity risk management program. We have elected to engage third-party providers to maintain our network defenses and to manage and assess cybersecurity risk management and strategy for the Company. Our third-party providers update Mr. Garilli and other members of our executive management team with any network issues on a weekly basis and make recommendations for security upgrades as needed. The Interim Chief Financial Officer or the Chief Legal Officer updates the Audit Committee quarterly, or more frequently in the case of a significant cybersecurity incident impacting our information systems.

ITEM 2. PROPERTIES

As of December 31, 2025, the Company’s portfolio consisted of interests in 10 properties comprised of approximately 0.8 million square feet of GLA or build-to-suit leased area and 156 acres of land. The portfolio consists of approximately 0.3 million square feet of GLA and 71 acres held by five Consolidated Properties and 0.5 million square feet of GLA and 85 acres held by five Unconsolidated Properties. The following tables set forth certain information regarding our Consolidated Properties and Unconsolidated Properties based on signed leases as of December 31, 2025, including signed but not yet open leases (“SNO” or “SNO Leases”):

	City	State	Total	GLA Leased (1)	Not Leased		Land Acres	Significant Tenants (1)	Leased
1	King of Prussia (2)	PA	208,700	174,500	34,200		14	Dick's Sporting Goods, Primark	83.6%
2	Dallas	TX	-	-	-		23	n/a	0.0%
3	Redmond	WA	7,500	7,500	-		15	Red Robin	100.0%
4	Riverside - Resi	CA	-	-	-		14	n/a	0.0%
5	Riverside - Retail	CA	33,200	12,200	21,000		5	Bank of America	36.7%
	Total - Consolidated Properties		249,400	194,200	55,200		71		77.9%

	City	State	Total	GLA Leased (1)	Not Leased	Joint Venture	Land Acres	Significant Tenants (1)	Leased
1	Santa Monica	CA	103,000	-	103,000	Mark 302 JV	3	n/a	0.0%
2	San Diego	CA	212,500	210,100	2,400	UTC JV	13	Amazon	98.9%
3	Alexandria	VA	-	-	-	Foulger Pratt / Howard Hughes	41	n/a	0.0%
4	Altamonte Springs	FL	186,900	9,500	177,400	GGP II JV	17	Darden	5.1%
5	Austin	TX	-	-	-	RD Development JV	11	n/a	0.0%
	Total - Unconsolidated Properties		502,400	219,600	282,800		85		43.7%
	Grand Total - All Properties		751,800	413,800	338,000		156		55.0%
	Grand Total - All Properties (at Share)		500,600	304,000	196,600		114		60.7%

(1)
Based on signed leases as of December 31, 2025, including SNO Leases.
(2)
Property subject to a lease or ground lease.

Consolidated Properties

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the portfolio based on signed leases as of December 31, 2025:

State	Number of Properties	Annual Rent	% of Annual Rent	PSF
Pennsylvania	1	$4,901,000	95.6%	$28.08
California	2	34,000	0.7%	1.03
Washington	1	190,000	3.7%	25.33
Texas	1	-	0.0%	-
Total	5	$5,125,000	100.0%	$26.39

Tenant Overview

The following table provides a summary of annual base rent for the portfolio based on signed leases as of December 31, 2025:

Tenant	Number of Leases	Leased GLA	% of Total Leasable GLA	Gross Annual Base Rent ("ABR")	% of Total Annual Rent	Gross Annual Rent PSF ("ABR PSF")
In-place leases	7	194,000	77.9%	$5,125,000	83.1%	$26.39
Total	7	194,000	77.9%	$5,125,000	83.1%	$26.39

Unconsolidated Properties

Geographic Diversification

The following table sets forth information regarding the geographic diversification of the Unconsolidated Properties based on signed leases as of December 31, 2025:

State	Number of Properties	Annual Rent	% of Annual Rent	PSF
California	2	$15,474,000	98.8%	$73.66
Florida	1	186,000	1.2%	19.72
Texas	1	-	0.0%	-
Virginia	1	-	0.0%	-
Total	5	$15,660,000	100.0%	$71.34

Tenant Overview

The following table provides a summary of annual base rent for the Unconsolidated Properties based on signed leases as of December 31, 2025:

Tenant	Number of Leases	Leased GLA	% of Total Leasable GLA	Gross Annual Base Rent ("ABR")	% of Total Annual Rent	Gross Annual Rent PSF ("ABR PSF")
In-place leases	26	220,000	43.7%	$15,660,000	100.0%	$71.34
Total	26	220,000	43.7%	$15,660,000	100.0%	$71.34

ITEM 3. LEGAL PROCEEDINGS

The Company is subject, from time to time, to various legal proceedings and claims that arise in the ordinary course of business and due to the current environment. While the resolution of such matters cannot be predicted with certainty, management believes, based on currently available information, that the final outcome of such matters will not have a material effect on the consolidated financial position, results of operations, cash flows or liquidity of the Company. As of December 31, 2025, and 2024, the Company did not record any amounts for litigation or other matters aside from payments made by our D&O insurers, which we received during the year ended December 31, 2023. Details of the litigation and these payments are described in Note 9 to our consolidated financial statements.

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws (the “Securities Action”). The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. On or around January 15, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned Paul Sidhu v. Seritage Growth Properties, Case No. 1:25-cv-00152 (the “Sidhu Derivative Action”). On or around January 20, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned James Wallen v. Seritage Growth Properties, Case No. 1:25-cv-00190 (the “Wallen Derivative Action”). On or around May 8, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the Southern District of New York, captioned Derrick Cheroti v. Seritage Growth Properties, Case No. 1:25-vc-00152 (the “Cheroti Derivative Action”). The derivative actions allege the same or similar claimed acts and omissions underlying the Securities Action, assert breach of fiduciary duty and other claims against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees, and name the Company as a nominal defendant. The complaint in each of the derivative actions seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. The complaint in the Cheroti Derivative Action also seeks an award of punitive damages, an order directing the individual defendants to account for all damages caused by them and all profits and special benefits and unjust enrichment obtained, and the imposition of a constructive trust. On September 2, 2025, the court in the Cheroti Derivative Action stayed the Cheroti Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. On November 5, 2025, the court in the District of Maryland proceedings consolidated the Sidhu Derivative Action and the Wallen Derivative Action (the “Consolidated Derivative Action”) and appointed lead counsel. On November 12, 2025, the court in the Consolidated Derivative Action stayed the Consolidated Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. The Company intends to vigorously defend itself against the allegations in these lawsuits.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Class A common shares are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “SRG”.

Common Shares and Operating Partnership Units

On March 30, 2026, the reported closing sale price per share of our Class A common shares on the NYSE was $2.66.

As of March 30, 2026, there were 56,324,607 Class A common shares issued and outstanding which were held by approximately 120 shareholders of record. The number of shareholders of record does not reflect persons or entities that held their shares in nominee or “street” name.

As of March 30, 2026, no outstanding Operating Partnership units (“OP Units”) were held by limited partners other than the Company. Seritage, and its consolidating subsidiaries, own all outstanding Operating Partnership interests.

The Class B non-economic common shares have voting rights, but do not have economic rights and, as such, do not receive dividends and are not included in earnings per share computations.

Class C non-voting common shares have economic rights, but do not have voting rights. Upon any transfer of a Class C non-voting common share to any person other than an affiliate of the holder of such share, such share shall automatically convert into one Class A common share. As of March 30, 2026, there are no Class B non-economic common shares outstanding and there are no Class C non-voting common shares outstanding.

Share-Based Compensation

There were no unvested restricted stock awards or units at December 31, 2025. There are 2,048,587 securities available for future issuance under the equity compensation plans at December 31, 2025.

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

Overview

Prior to our adoption of the Plan of Sale, we were principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of December 31, 2025, our portfolio consisted of interests in 10 properties comprised of approximately 0.8 million square feet of GLA or build-to-suit leased area and 156 acres of land. The portfolio encompasses five consolidated properties consisting of approximately 0.3 million square feet of GLA and 71 acres and five unconsolidated entities consisting of approximately 0.5 million square feet of GLA and 85 acres.

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

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

For the year ended December 31, 2025, we recognized a total of $18.8 million of impairment losses, mostly due to accepting an offer to sell below carrying value, which are included in impairment of real estate assets within the consolidated statements of operations. During the year ended December 31, 2025 we recognized $8.5 million in other-than-temporary impairment losses on our investments in unconsolidated entities, which is included in equity in loss of unconsolidated entities within the consolidated statements of operations. In addition, during the year ended December 31, 2025, we recognized an equity loss of $7.1 million representing our proportionate share of an impairment charge at one of our unconsolidated entities. The equity loss recognized was net of previous basis differences. We continue to evaluate our portfolio, including our development plans, hold periods and, if applicable, offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

Asset Sales and Sales of Unconsolidated Properties

During the year ended December 31, 2025, the Company sold five wholly owned assets, generating gross proceeds of $222.6 million and monetized two unconsolidated properties for an additional $8.1 million of gross proceeds.

Subsequent to the year ended December 31, 2025, the Company sold an interest in an unconsolidated property and received a distribution of $5.7 million.

As of March 31, 2026, we had one asset owned by our consolidated joint venture under contract to sell for total anticipated proceeds of $11.0 million, subject to buyer diligence and closing conditions.

Effects of Natural Disasters

The Company assessed the impact of the natural disasters that occurred during the year ended December 31, 2025 and determined that natural disasters did not have a material impact on our operating results or financial position. The Company did not experience interruptions in rental payments related to natural disasters nor has it incurred material capital expenditures to repair any property damage. As a result of changes to weather patterns caused by climate change, our properties could experience increased storm intensity and other natural disasters in future periods and, as such, we cannot provide assurance that natural disasters will not have a material impact on our financial condition, results of operations or cash flows over the foreseeable future.

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

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024

The following table presents selected data on comparative results from the Company’s consolidated statements of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024 (in thousands):

	Year Ended December 31,
	2025	2024	$ Change
Revenue
Rental income	$17,597	$17,055	$542
Expenses
Property operating	(13,984)	(16,339)	2,355
Abandoned project costs	-	(5,732)	5,732
Real estate taxes	(2,455)	(3,935)	1,480
Depreciation and amortization	(6,282)	(13,118)	6,836
General and administrative	(31,949)	(30,021)	(1,928)
Gain on sale of real estate, net	20,342	10,678	9,664
Gain/(loss) on sale of interest in unconsolidated entities	(1,417)	2,042	(3,459)
Impairment of real estate assets	(18,800)	(87,536)	68,736
Equity in income (loss) of unconsolidated entities	(13,169)	(3,154)	(10,015)
Interest and other income (expense), net	1,568	2,513	(945)
Interest expense	(20,273)	(24,972)	4,699

Rental Income

Rental income increased by $0.5 million for the year ended December 31, 2025, compared to the year ended December 31, 2024. The increase is primarily due to lease up at the Aventura, FL property. The increase was partially offset by a decrease of rental income due to property sales.

Property Operating Expenses

The decrease of $2.4 million in property operating expense for the year ended December 31, 2025 was primarily due to a decrease in $1.5 million of common area maintenance costs and $0.8 million of insurance expense related to sold properties, as well as savings in utilities expenses.

Abandoned Project Costs

During the year ended December 31, 2024, the Company expensed costs that were previously capitalized in construction in progress on account of a tenant that defaulted on its lease prior to opening and predevelopment costs on a property which the Company is not currently pursuing entitlements. There were no abandoned project costs in 2025.

Real Estate Taxes

Real estate taxes decreased by approximately $1.5 million due to property sales.

Depreciation and Amortization Expenses

The decrease of $6.8 million in depreciation and amortization expenses for the year ended December 31, 2025 was primarily due to property sales which was partially offset by $1.5 million in depreciation related to moving a property out of held for sale in 2024.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation and third party consulting fees, professional fees, office expenses and overhead expenses.

The increase of $1.9 million for the year ended December 31, 2025 was primarily driven by an increase in severance expense of $6.7 million, partially offset by decreases in personnel costs of $4.8 million.

Gain on Sale of Real Estate

During the year ended December 31, 2025, the Company sold five properties for aggregate consideration of $222.6 million and recorded a gain totaling $20.3 million.

During the year ended December 31, 2024, the Company sold 13 properties, for aggregate consideration of $163.5 million and recorded a gain totaling $10.7 million.

Gain/Loss on Sale of Interests in Unconsolidated Entities

During the year ended December 31, 2025, the Company sold its interest in one unconsolidated property and recorded a loss of $1.4 million.

During the year ended December 31, 2024, the Company sold its interest in one unconsolidated property, and recorded a gain of $2.0 million.

Impairment of Real Estate Assets

During the year ended December 31, 2025, the Company recognized $18.0 million impairment of real estate assets as a result of the Company agreeing to sell one property at an amount below book value. In addition, the Company also recognized a $0.8 million impairment of real estate assets as a result of the Company transferring the Aventura, FL property to held for sale which requires the asset to be carried at the lower of book value or fair value less estimated costs to sell.

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

Equity in Loss of Unconsolidated Entities

The increase in loss for the year ended December 31, 2025 was driven by the recognition of $8.5 million of other-than-temporary impairment losses and the Company’s share of impairment losses of $7.1 million from one of its investments in unconsolidated entities.

The increase in loss was partially offset by an increase in income of $0.5 million from the Company’s investment in UTC and a decrease in losses on sale of unconsolidated entities of $5.1 million.

Interest and Other Income (Expense), Net

For the year ended December 31, 2025, interest income decreased by $1.5 million due to a decrease in cash balances and a decrease of interest rates. The decrease was partially offset by a decrease in other expenses of $0.5 million, primarily driven by a decrease in settlement expenses related to litigation.

Interest Expense

The decrease of $4.7 million in interest expense for the year ended December 31, 2025 was driven by partial Term Loan Facility pay downs, partially offset by an increase in amortization expense of deferred financing costs.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations incurred during the year ended December 31, 2025 and the Company recorded net operating cash outflows of $34.9 million. Additionally, the Company generated net investing cash inflows of $198.5 million during the year ended December 31, 2025, which were driven by asset sales and partially offset by development expenditures.

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
o
From the approval of the Plan of Sale on October 24, 2022 through December 31, 2025, we sold 94 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $1.2 billion of gross proceeds.
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
o
From the approval of the Plan of Sale on October 24, 2022 through December 31, 2025, we sold our interests in 12 Unconsolidated Properties and generated approximately $159.6 million of gross proceeds.
•
Unconsolidated Properties. We had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds from July 2017 through December 31, 2025. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities.

Subsequent to year end we sold an interest in an unconsolidated property and received a distribution of $5.7 million. As of March 31, 2026, we had one asset owned by our consolidated joint venture under contract to sell for total anticipated proceeds of $11.0 million, subject to buyer diligence and closing conditions.

Term Loan Facility / Incremental Funding Facility

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

Additionally, the Term Loan Amendment provides that the administrative agent and the lenders express their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Agreement. The Third Term Loan Amendment (as defined in Note 6 – Debt of the Notes to the condensed consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K) executed on June 16, 2022 provided exceptions to this right.

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

During the year ended December 31, 2025, we repaid $190.0 million against the principal of the Term Loan Facility. Our outstanding balance as of December 31, 2025 is $50.0 million.

See Note 1 – Organization of the Notes to the consolidated financial statements included in Part IV, Item 15 of this Annual Report on Form 10-K for a discussion of liquidity and going concern.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during 2025. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Company’s Board of Trustees also declared the following dividends on the Company’s Series A Preferred Shares during 2026, 2025 and 2024:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2026
February 25	March 31	April 15	$0.43750
2025
October 29	December 31	January 15, 2026	$0.43750
July 23	September 30	October 15	0.43750
May 8	June 30	July 15	0.43750
February 26	March 31	April 15	0.43750
2024
October 28	December 31	January 15, 2025	$0.43750
July 31	September 30	October 15	0.43750
May 2	June 28	July 15	0.43750
February 29	March 29	April 15	0.43750

Minimum Cash Requirements

Our contractual obligations relate to our Term Loan Facility and non-cancelable operating leases in the form of a ground lease at one of our properties, as well as an operating lease for our corporate office.

Information concerning our obligations and commitments to make future payments under contracts for these loan and lease agreements as of December 31, 2025 is aggregated in the following table (in thousands):

		Payments due by Period
		Within			After
Minimum Cash Requirements	Total	1 year	2 - 3 years	4 -5 years	5 years
Long-term debt (1)	$52,217	$52,217	$—	$—	$—
Operating leases	2,292	177	90	90	1,935
Total	$54,509	$52,394	$90	$90	$1,935
(1)
Includes expected interest payments.

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in but exercises significant influence under the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of December 31, 2025 and December 31, 2024, we did not have any off balance sheet financing arrangements.

Capital Expenditures

During the year ended December 31, 2025 the Company invested $26.3 million in our consolidated properties and $0.5 million in its unconsolidated entities.

During the year ended December 31, 2024 the Company invested $27.5 million in its consolidated properties and $9.3 million in its unconsolidated entities.

Cash Flows for the Year Ended December 31, 2025 Compared to December 31, 2024

The following table summarizes the Company’s cash flow activities for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31,
	2025	2024	$ Change
Net cash used in operating activities	$(34,903)	$(53,548)	$18,645
Net cash provided by investing activities	198,468	126,870	71,598
Net cash used in financing activities	(198,989)	(125,313)	(73,676)

Cash Flows from Operating Activities

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses. Rental revenues are not sufficient to cover these expenses.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

−
In 2025, $210.0 million of net proceeds from the sale of real estate, $8.1 million of net proceeds from the sale of interests in unconsolidated entities and $7.1 million of distributions from the unconsolidated entities offset by development of real estate of ($26.3) million and investments in unconsolidated entities of ($0.5) million; and
−
In 2024, $155.7 million of net proceeds from the sale of real estate and $8.0 million of distributions and proceeds from the disposition of interests in unconsolidated entities offset by development of real estate of ($27.5) million and investments in unconsolidated entities of ($9.3) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

−
In 2025, ($190.0) million cash repayment of Term Loan Facility principal, payment of deferred financing costs of ($4.0) million and ($4.9) million cash payments of preferred dividends; and
−
In 2024, ($120.0) million cash repayment of Term Loan Facility principal and ($4.9) million cash payment of preferred dividends.

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

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws. The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. On or around January 15, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned Paul Sidhu v. Seritage Growth Properties, Case No. 1:25-cv-00152. On or around January 20, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned James Wallen v. Seritage Growth Properties, Case No. 1:25-cv-00190. On or around May 8, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the Southern District of New York, captioned Derrick Cheroti v. Seritage Growth Properties, Case No. 1:25-vc-00152. The derivative actions allege the same or similar claimed acts and omissions underlying the Securities Action, assert breach of fiduciary duty and other claims against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees, and name the Company as a nominal defendant. The complaint in each of the derivative actions seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. The complaint in the Cheroti Derivative Action also seeks an award of punitive damages, an order directing the individual defendants to account for all damages caused by them and all profits and special benefits and unjust enrichment obtained, and the imposition of a constructive trust. On September 2, 2025, the court in the Cheroti Derivative Action stayed the Cheroti Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. On November 5, 2025, the court in the District of Maryland proceedings consolidated the Sidhu Derivative Action and the Wallen Derivative Action and appointed lead counsel. On November 12, 2025, the court in the Consolidated Derivative Action stayed the Consolidated Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. The Company intends to vigorously defend itself against the allegations in these lawsuits.

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

Real Estate Investments

The Company, on a periodic basis, assesses whether there are indicators, including macroeconomic conditions, that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real asset. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects including the effects of demand, competition, and other economic factors such as discount rates and market comparables. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected operating cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized $18.8 million and $87.5 million in impairment losses for the years ended December 31, 2025 and 2024, respectively.

Investments in Unconsolidated Entities

On a periodic basis, management assesses whether there are indicators, including the operating performance of the underlying real estate and general market conditions which include macroeconomic conditions that the value of the Company’s investments in unconsolidated entities may be impaired. An investment’s value is impaired if management’s estimate of the fair value of the Company’s investment is less than its carrying value and such difference is deemed to be other-than-temporary. To the extent impairment has occurred, the loss is measured as the excess of the carrying amount of the investment over its estimated fair value. The Company recorded $8.5 million in other-than-temporary impairment losses in investments in in unconsolidated entities for the year ended December 31, 2025. The Company did not record any other-than-temporary impairment losses for the years ending December 31, 2024.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2025, we had $50.0 million of consolidated debt, all of which is borrowed under our fixed-rate Term Loan Facility which is based on a fixed term and imputed interest rate and therefore, neither are subject to interest rate fluctuations.

As of December 31, 2025, the estimated fair value of our consolidated debt was $50.0 million. The estimated fair value of our consolidated debt is calculated based on current market prices and discounted cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term of such debt.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

An evaluation was performed by our management under the supervision and with the participation of our principal executive officer (“PEO”) and principal financial officer (“PFO”) of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2025. Based on the evaluation, our PEO and PFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to the material weaknesses described below.

In response to these material weaknesses, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, our PEO and PFO have concluded that the audited consolidated financial statements included in this Annual Report on Form 10-K present fairly in all material respects the Company’s financial position, results of operations and cash flows for the periods presented.

Management's Report on Internal Control over Financial Reporting

The Company’s management, including our PEO and PFO, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision of our management, including our PEO and PFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Based on the evaluation under these criteria, management has determined that our internal control over financial reporting was not effective as of December 31, 2025 as a result of the material weaknesses described below.

Material Weaknesses

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified material weaknesses due to deficiencies in the design and operating effectiveness of controls which remain unremediated as of, and for the year ended December 31, 2025. The material weaknesses identified in our internal control over financial reporting related to: (i) level of precision of the review of the general ledger and underlying reconciliations, and (ii) lack of appropriate segregation of duties over journal entries. These deficiencies contributed to the potential for there to be material errors in our financial statements.

Remediation Plan

In response to the material weaknesses, management, with oversight of the Audit Committee has identified and begun to implement steps to remediate the material weaknesses. Internal control remediation efforts include the following:

•
enhancing the precision of our internal control over review of the general ledger, reconciliations and journal entries. and
•
implementing appropriate segregation of duties around the preparation and review of journal entries.

The material weaknesses cannot be considered remediated until the applicable controls are implemented, have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Accordingly, we will continue to monitor and evaluate the effectiveness of our internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

Other than described above, there were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by Item 10 is hereby incorporated by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 is hereby incorporated by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 is hereby incorporated by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is hereby incorporated by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 is hereby incorporated by reference to our definitive proxy statement with respect to our 2026 Annual Meeting of Shareholders, to be filed with the SEC within 120 days following the end of our fiscal year.

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

None.

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

Incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K, filed on March 1, 2017.

10.7	Second Amendment to Mortgage Loan Agreement, dated as of November 8, 2016, by and among Seritage SRC Finance LLC, Seritage KMT Finance LLC, certain other subsidiaries of	Incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K, filed on March 1, 2017.

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

Incorporated by reference to Exhibit 10.36 to our Annual Report on Form 10-K, filed on March 15, 2021.

10.29†	Employment Agreement, dated February 7, 2021, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on February 9, 2021.

10.30	Amendment No. 2 to Senior Secured Term Loan Agreement, dated November 24, 2021, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 26, 2021.

10.31†	Employment Agreement Amendment, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Incorporated by reference to Exhibit 10.39 to our Quarterly Report on Form 10-Q, filed on May 10, 2022.

10.32	Amendment No. 3 to Senior Secured Term Loan Agreement, dated June 16, 2022, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 21, 2022.

10.33†	Employment Offer Letter Addendum, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Matthew Fernand	Incorporated by reference to Exhibit 10.40 to our Quarterly Report on Form 10-Q, filed on May 10, 2022.

10.34†	Employment Offer Letter Addendum, dated March 15, 2022, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Eric Dinenberg	Incorporated by reference to Exhibit 10.41 to our Quarterly Report on Form 10-Q, filed on May 10, 2022.

10.35†	Letter Agreement, dated March 14, 2019, between Eric Dinenberg and Seritage Growth Properties	Incorporated by reference to Exhibit 10.34 to our Annual Report on Form 10-K, filed on March 14, 2023.

10.36†	Employment Agreement Amendment, dated October 23, 2023, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Eric Dinenberg	Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q, filed on November 8, 2023.

10.37†	Employment Agreement Amendment, dated October 23, 2023, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Matthew Fernand	Incorporated by reference to Exhibit 10.36 to our Quarterly Report on Form 10-Q, filed on November 8, 2023.

10.38†	Employment Offer Letter Addendum, dated December 28, 2023, among Seritage Growth Properties, Seritage Growth Properties, L.P. and Andrea Olshan	Incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K, filed on April 1, 2024.

10.39	Amendment No. 4 to Senior Secured Term Loan Agreement, dated November 20, 2024, among Seritage Growth Properties, L.P. and Berkshire Hathaway Life Insurance Company of Nebraska	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on November 21, 2024

10.40†	Separation Agreement and Release, dated March 27, 2025, by and between Andrea Olshan, Seritage Growth Properties, L.P. and Seritage Growth Properties	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on May 15, 2025

10.41†	Letter Agreement, dated April 10, 2025, by and among Adam Metz, Seritage Growth Properties, L.P. and Seritage Growth Properties	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on May 15, 2025.

10.42†	Employment Agreement by and among Adam Metz, Seritage Growth Properties, L.P. and Seritage Growth Properties, dated June 30, 2025	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 1, 2025

10.43	Purchase and Sale Agreement, dated September 2, 2025, by and among Seritage Growth Properties and Boulevard Step Ventures LLC	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 14, 2025

10.44†	Amendment No. 1, dated November 21, 2025, to the Amended and Restated Employment Offer Letter Addendum, among Seritage Growth Properties and Eric Dinenberg	Filed herewith.

19.1	Seritage Growth Properties Insider Trading Policy and Guidelines with Respect to Certain Transactions in Securities	Incorporated by reference to Exhibit 19.1 to our Annual Report on Form 10-K, filed on March 31, 2025.

21.1	List of subsidiaries	Incorporated by reference to Exhibit 21.1 to our Annual Report on Form 10-K, filed on April 1, 2024.

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm	Filed herewith.

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

97.1	Seritage Growth Properties 2023 Clawback Policy	Incorporated by reference to Exhibit 97.1 to our Annual Report on Form 10-K, filed on April 1, 2024.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

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

SERITAGE GROWTH PROPERTIES

Dated: March 31, 2026	/s/ Adam Metz
By: Adam Metz
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 31, 2026	/s/ John Garilli
By: John Garilli
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Adam Metz	President and Chief Executive Officer (principal executive officer)	March 31, 2026
Adam Metz

/s/ John Garilli	Interim Chief Financial Officer (principal financial and accounting officer)	March 31, 2026
John Garilli

/s/ John T. McClain	Trustee	March 31, 2026
John T. McClain

/s/ Mitchell Sabshon	Trustee	March 31, 2026
Mitchell Sabshon

/s/ Talya Nevo-Hacohen	Trustee	March 31, 2026
Talya Nevo-Hacohen

/s/ Allison Thrush	Trustee	March 31, 2026
Allison Thrush

/s/ Mark Wilsmann	Trustee	March 31, 2026
Mark Wilsmann

SERITAGE GROWTH PROPERTIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

Financial Statements

All other schedules are omitted since the required information is either not present in any amounts, is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and related notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and shareholders of Seritage Growth Properties

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Seritage Growth Properties and subsidiaries (the “Company”) as of December 31, 2025, and 2024, the related consolidated statements of operations, equity and cash flows, for the years ended December 31, 2025, and 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, the results of its operations and its cash flows for the years ended December 31, 2025, and 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Investments in Unconsolidated Entities – Indicators of Other-Than-Temporary Impairment – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company, on a periodic basis, assesses whether there are factors that may indicate that investments in unconsolidated entities may be other-than-temporarily impaired. Possible indicators of other-than-temporary impairment may include tenant financial instability, decrease in occupancy, significant adverse legal factors, including an adverse action or assessment by a regulator, an accumulation of costs significantly in excess of the amount originally expected for the construction of a long-lived asset, significant decreases in the market price of a long-lived asset or other adverse asset-specific and/or market conditions.

If an indicator is identified for an investment in an unconsolidated entity for which management then determines the estimated fair value is less than the carrying value, management will determine if such decline in value is other-than-temporary. We identified the Company’s identification of indicators of other-than-temporary impairment analysis as a critical audit matter because of the significant assumptions in management’s analysis of relevant indicators and the higher degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of investments in unconsolidated entities for possible indicators of other-than-temporary impairment included the following, among others:

•
Searching for adverse asset-specific and/or market conditions.
•
Developing an independent expectation of other-than-temporary impairment indicators and comparing such expectation to management’s analysis.
•
Inquiring of management outside of accounting to corroborate changes in the use of assets that may indicate the carrying value of the asset may be other than temporarily impaired.
•
Inquiring of management outside of accounting regarding assets that have significant tenants experiencing financial instability and corroborating management’s conclusions including obtaining an understanding of reasons for any capital calls made by the Company’s unconsolidated entities and performing online searches for contradictory evidence.
•
Inquiries of management regarding ongoing negotiations with or offers received from the Company’s partners or third parties in the unconsolidated entities.

Investment in Real Estate –Impairment Indicators – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company evaluates real estate assets for impairment whenever there are changes in circumstances or indicators that the carrying amount of the asset may not be recoverable. These indicators may include declining property values, below average occupancy, shortened anticipated holding periods, and other adverse changes. An impairment exists when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.

We identified the Company’s identification of indicators of impairment analysis as a critical audit matter because of the significant assumptions in management’s analysis of relevant indicators and the higher degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of management’s indicators of investments in real estate included the following, among others:

•
Developing an independent expectation of impairment indicators and comparing such expectation to management’s analysis.

•
Inquiring of management outside of accounting to obtain information regarding any delays in sales of assets under contract or changes in the use of assets that may indicate the carrying value of the asset may not be recoverable.
•
Inquiring of management outside of accounting regarding assets that have significant tenants experiencing financial instability and corroborating management’s conclusions by reviewing the Company’s bad debt analysis and performing online searches for contradictory evidence.
•
We utilized professionals with specialized skills and knowledge to assist in evaluating the reasonableness of the assumptions used by management of the indicators by obtaining and evaluating recent comparable sales to independently assess if declining property values require further impairment assessment.

/s/ Deloitte & Touche LLP

New York, New York
March 31, 2026

We have served as the Company’s auditor since 2015.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Investment in real estate
Land	$25,406	$65,009
Buildings and improvements	134,946	239,978
Accumulated depreciation	(14,908)	(39,940)
	145,444	265,047
Construction in progress	629	93,587
Net investment in real estate	146,073	358,634
Real estate held for sale	8,692	—
Investment in unconsolidated entities	156,242	189,699
Cash and cash equivalents	48,088	85,206
Restricted cash	14,197	12,503
Tenant and other receivables, net	3,665	7,894
Lease intangible assets, net	171	1,047
Prepaid expenses, deferred expenses and other assets, net	16,651	22,791
Total assets (1)	$393,779	$677,774

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility, net	$47,677	$240,000
Accounts payable, accrued expenses and other liabilities	13,302	31,971
Total liabilities (1)	60,979	271,971

Commitments and Contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,324,607 and 56,274,466 shares issued and outstanding as of December 31, 2025 and 2024, respectively	562	562
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of December 31, 2025 and 2024; liquidation preference of $70,000	28	28
Additional paid-in capital	1,362,719	1,362,644
Accumulated deficit	(1,031,893)	(958,778)
Total shareholders' equity	331,416	404,456
Non-controlling interests	1,384	1,347
Total equity	332,800	405,803
Total liabilities and equity	$393,779	$677,774

(1) The Company's consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The consolidated balance sheets, as of December 31, 2025, include the following amounts related to our consolidated VIEs: $8.7 million included in real estate held for sale, $9.9 thousand of cash, $9.5 thousand of tenant and other receivables and $74.5 thousand of accounts payable, accrued expenses and other liabilities. The Company's consolidated balance sheets as of December 31, 2024, include the following amounts related to our consolidated VIEs: $3.3 million of land, $2.8 million of building and improvements, $(0.9) million of accumulated depreciation and $3.2 million of other assets included in other line items.

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except per share amounts)

	Year Ended December 31,
	2025	2024
REVENUE
Rental income	$17,597	$17,055
Management and other fee income	607	567
Total revenue	18,204	17,622
EXPENSES
Property operating	13,984	16,339
Abandoned project costs	-	5,732
Real estate taxes	2,455	3,935
Depreciation and amortization	6,282	13,118
General and administrative	31,949	30,021
Total expenses	54,670	69,145
Gain on sale of real estate, net	20,342	10,678
(Loss) gain on sale of interests in unconsolidated entities	(1,417)	2,042
Impairment of real estate assets	(18,800)	(87,536)
Equity in loss of unconsolidated entities	(13,169)	(3,154)
Interest and other income (expense), net	1,568	2,513
Interest expense	(20,273)	(24,972)
Loss before income taxes	(68,215)	(151,952)
Provision for income taxes	-	(1,584)
Net loss	(68,215)	(153,536)
Preferred dividends	(4,900)	(4,900)
Net loss attributable to Seritage common shareholders	$(73,115)	$(158,436)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(1.30)	$(2.82)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(1.30)	$(2.82)
Weighted average Class A common shares outstanding - Basic	56,314	56,255
Weighted average Class A common shares outstanding - Diluted	56,314	56,255

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF EQUITY

(Amounts in thousands, except per share amounts)

					Additional		Non-
	Class A Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2024	56,195	$562	2,800	$28	$1,361,742	$(800,342)	$1,174	$563,164
Net loss	—	—	—	—	—	(153,536)	—	(153,536)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	79	—	—	—	(586)	—	—	(586)
Share-based compensation	—	—	—	—	1,488	—	—	1,488
Contributions to consolidated VIEs	—	—	—	—	—	—	173	173
Balance at December 31, 2024	56,274	$562	2,800	$28	$1,362,644	$(958,778)	$1,347	$405,803

					Additional		Non-
	Class A Common		Series A Preferred		Paid-In	Accumulated	Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2025	56,274	$562	2,800	$28	$1,362,644	$(958,778)	$1,347	$405,803
Net loss	—	—	—	—	—	(68,215)	—	(68,215)
Preferred dividends declared ($1.75 per share)	—	—	—	—	—	(4,900)	—	(4,900)
Vesting of restricted share units	88	—	—	—	—	—	—	—
Restricted stock withholdings	(38)	—	—	—	(126)	—	—	(126)
Share-based compensation	—	—	—	—	201	—	—	201
Contributions to consolidated VIEs	—	—	—	—	—	—	37	37
Balance at December 31, 2025	56,324	$562	2,800	$28	$1,362,719	$(1,031,893)	$1,384	$332,800

The accompanying notes are an integral part of these consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(68,215)	$(153,536)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	13,169	3,154
Loss (gain) on sale of interest in unconsolidated entities	1,417	(2,042)
Distributions from unconsolidated entities	4,149	6,998
Gain on sale of real estate, net	(20,342)	(10,678)
Impairment of real estate assets	18,800	87,536
Share-based compensation	201	1,488
Depreciation and amortization	6,282	13,118
Amortization of deferred financing costs	1,677	—
Amortization of above and below market leases, net	153	189
Straight-line rent adjustment	(265)	917
Abandoned project costs	—	5,732
Non-cash lease expense	1,022	619
Change in operating assets and liabilities
Tenants and other receivables	1,627	5,112
Prepaid expenses, deferred expenses and other assets	(715)	911
Accounts payable, accrued expenses and other liabilities	6,137	(13,066)
Net cash used in operating activities	(34,903)	(53,548)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(492)	(9,255)
Distributions from unconsolidated entities	7,122	7,952
Net proceeds from sale of interests in unconsolidated entities	8,092	—
Net proceeds from sale of real estate	210,068	155,687
Development of real estate	(26,322)	(27,514)
Net cash provided by investing activities	198,468	126,870
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan	(190,000)	(120,000)
Payment of deferred financing costs	(4,000)	—
Purchase of shares related to stock grant recipients' tax withholdings	(126)	(586)
Preferred dividends paid	(4,900)	(4,900)
Contributions from non-controlling member of consolidated variable interest entities	37	173
Net cash used in financing activities	(198,989)	(125,313)
Net decrease in cash and cash equivalents, and restricted cash	(35,424)	(51,991)
Cash and cash equivalents, and restricted cash, beginning of period	97,709	149,700
Cash and cash equivalents, and restricted cash, end of period	$62,285	$97,709

SERITAGE GROWTH PROPERTIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2025	2024
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$85,206	$134,001
Restricted cash at beginning of period	12,503	15,699
Cash and cash equivalents and restricted cash at beginning of period	$97,709	$149,700

Cash and cash equivalents at end of period	$48,088	$85,206
Restricted cash at end of period	14,197	12,503
Cash and cash equivalents and restricted cash at end of period	$62,285	$97,709

	Year Ended December 31,
	2025	2024
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$19,199	$25,355
Income taxes paid	$-	$1,570
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to development of real estate	$232	$17,172
Preferred dividends declared and unpaid	1,225	1,225

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of December 31, 2025, the Company’s portfolio consisted of interests in 10 properties comprised of approximately 0.8 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 156 acres of land. The portfolio encompasses five consolidated properties consisting of approximately 0.3 million square feet of GLA and 71 acres (such properties, the “Consolidated Properties”) and five unconsolidated entities consisting of approximately 0.5 million square feet of GLA and 85 acres (such properties, the “Unconsolidated Properties”).

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

On March 1, 2022, the Company announced that its Board of Trustees had commenced a process to review a broad range of strategic alternatives. The Board of Trustees created a Special Committee (the “Special Committee”) of the Company’s Board of Trustees to oversee the process. The Special Committee retained Barclays Capital, Inc (“Barclays”) as its financial advisor. The agreement with Barclays expired in August 2023. The Company’s strategic review process remains ongoing as the Company executes sales pursuant to the Plan of Sale, and the Company remains open minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing the Plan of Sale. The Board of Trustees is currently overseeing the Plan of Sale.

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board of Trustees to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale is expected to increase the universe of potential buyers by allowing Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of December 31, 2025, Mr.

Lampert owns approximately 23.8% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

The affirmative vote of at least two-thirds of all outstanding common shares of the Company was required to approve the Plan of Sale. The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, following the Company’s filing of a final proxy statement with the SEC on September 14, 2022. During the meeting, the Plan of Sale was approved by the shareholders. The strategic review process remains ongoing as the Company executes the Plan of Sale, and the Company remains open minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale. See “Item 1A. Risk Factors—Risks Related to Our Business and Operations—There can be no assurance that we will be able to complete any transaction or any strategic change on terms satisfactory to the Board of Trustees.” The Board of Trustees is currently overseeing the Plan of Sale.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations during the year ended December 31, 2025 and the Company recorded net operating cash outflows of $34.9 million. Additionally, the Company generated net investing cash inflows of $198.5 million during the year ended December 31, 2025, which were driven by asset sales and partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, but not limited to, cash on hand, sales of Consolidated Properties, sales of Unconsolidated Properties and potential financing transactions. During the year ended December 31, 2025, the Company sold five Consolidated Properties and an interest in one unconsolidated entity comprised of two properties for gross proceeds of $230.7 million and made aggregate principal prepayments of $190.0 million, reducing the outstanding Term Loan Facility principal balance to $50.0 million as of December 31, 2025. The maturity date for the Term Loan Facility is July 31, 2026.

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

Subsequent to the year ended December 31, 2025, the Company sold an interest in an unconsolidated property and received a distribution of $5.7 million. As of March 31, 2026 there is one Consolidated Property under contract to sell for aggregate gross proceeds of $11.0 million. The anticipated proceeds from the sales of assets under contract with closings that are deemed probable and existing cash on hand will not allow the Company to fund its Obligations because the Term Loan Facility, which matures on July 31, 2026, is presently a current Obligation. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The Company has concluded that management’s plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which they have a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates such entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of December 31, 2025, the Company consolidates one VIE in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entity, specifically surrounding the development plan. As of December 31, 2025 and 2024, the Company has investments in several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of December 31, 2025, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

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

Segment Reporting

Given the continued decline in size of the portfolio and the continued progression of the Plan of Sale, the Company has concluded that they have one operating segment and one reportable segment as the Company is assessing performance and making operating decisions on an aggregated single segment basis. The Company currently operates in a single reportable segment which includes the ownership, development, redevelopment, management, sale and leasing of real estate properties. The Company’s chief operating decision maker (“CODM”), Adam Metz (the principal executive officer), assesses and measures the operating and financial results on an aggregated basis and does not allocate resources or make resource decisions based on individual properties operating results, geographies, sizes, or types. All revenue has been generated and all tangible assets are held in the United States.

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

The Company, on a periodic basis, assesses whether there are indicators that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects, including the effects of demand, competition, and other economic factors, such as discount rates and market comparables. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment losses of $18.8 million and $87.5 million during the years ended December 31, 2025 and 2024, respectively.

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

The following table summarizes the Company’s gain on sale of real estate, net during the years ended December 31, 2025 and 2024 (in millions):

	Year Ended December 31,
	2025	2024
Dispositions to third parties
Cash proceeds	$222.6	$163.5
Gain on sale of real estate, net	20.3	10.7

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

As of December 31, 2025, one property was classified as held for sale with assets of $8.7 million and no liabilities. As of December 31, 2024, no properties were classified as held for sale.

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

The Company recorded $8.5 million in other-than-temporary impairment loss in investments of unconsolidated entities for the year ended December 31, 2025. The Company did not record any other-than-temporary impairment loss in investments in unconsolidated entities for the year ended December 31, 2024.

Restricted Cash

As of December 31, 2025 and 2024, restricted cash represents cash collateral for letters of credit and cash held in escrow.

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

The Company periodically reviews its receivables for collectability, taking into consideration changes in factors such as the tenant’s payment history, the financial condition of the tenant, business conditions in the industry in which the tenant operates, and economic conditions in the area where the property is located. Tenant receivables, including receivables arising from the straight-lining of rents, are written-off directly when management deems that the collectability of substantially all future lease payments from a specified lease is not probable of collection, at which point, the Company will begin recognizing revenue on a cash basis, based on actual amounts received. Any receivables that are deemed to be uncollectible are recognized as a reduction to rental income in the Company’s consolidated statements of operations. If future circumstances change such that the Company believes that it is reasonably certain that the Company will collect all rental income remaining on such leases, the Company will resume accruing rental income and recognize a cumulative catch up for previously written-off receivables. The Company recognized rental income on a cash basis for certain tenants starting in the third quarter of 2024. At December 31, 2025, due to the sale of the Aventura, FL property, there were no longer any tenants for which rental income was recognized on a cash basis.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of December 31, 2025, the Company has two tenants that comprise 43.5% and 32.1%, respectively, of annualized base rent, with no other tenants exceeding 10.0% of annualized base rent. The Company’s portfolio of five Consolidated Properties and five Unconsolidated Properties was diversified by location across six states. For the year ended December 31, 2025, of the five consolidated properties, approximately 47.2% and 41.9% of our total rental income was concentrated in Florida and Pennsylvania, respectively. During the year ended December 31, 2025, all properties that generated rental income in Florida were sold.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”) that requires public companies to annually (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold (if the effect of those reconciling items is equal to or greater than five percent of the amount computed by multiplying pretax income or loss by the applicable statutory income tax rate). The Company adopted ASU 2023-09 for the year ended December 31, 2025. See Note 7 for further information.

In January 2025, the FASB issued ASU 2025-01, “Clarifying the Effective Date” as an update to ASU 2024-03, “Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires enhanced disclosures regarding income statement expenses, including disaggregation of significant categories such as depreciation and amortization of real estate assets, property operating expenses and employee compensation, within relevant expense captions presented in the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods beginning after December 31, 2027. The Company is currently evaluating the impact on its financial statement disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements” (“ASU 2025-11”), which amends the guidance in ASC 270, Interim Reporting. The update enhances interim disclosure requirements by clarifying the information that must presented in quarterly periods, including improved transparency regarding significant events, accounting policy updates and material developments that occur between annual reporting dates. ASU 2025-11 also aligns certain interim reporting requirements more closely with annual disclosure objectives to promote consistency and comparability. The amendments are effective for interim periods beginning after December 15, 2027. The Company is currently evaluating the impact on its financial statement disclosures.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets), net of accumulated amortization, as of December 31, 2025 and 2024 (in thousands):

December 31, 2025
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$294	$(123)	$171
Total	$294	$(123)	$171

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$(1,168)	$489	$(679)
Total	$(1,168)	$489	$(679)

December 31, 2024
Lease Intangible Assets	Gross Asset	Accumulated Amortization	Balance
In-place leases, net	$2,858	$(1,838)	$1,020
Above-market leases, net	534	(507)	27
Total	$3,392	$(2,345)	$1,047

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$(1,865)	$785	$(1,080)
Total	$(1,865)	$785	$(1,080)

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $49.9 thousand and $14.3 thousand for the years ended December 31, 2025 and 2024 , respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $0.2 million for the years ended December 31, 2025 and 2024, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $0.1 million and $0.4 million for the years ended December 31, 2025 and 2024, respectively. Future amortization of these lease intangibles is set forth below (in thousands):

	Below market leases, net	Below market ground lease	In-place leases
2026	$47	$203	$12
2027	47	203	12
2028	46	203	12
2029	46	203	12
2030	47	203	12
Thereafter	446	8,621	111

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

During the year ended December 31, 2025, the Company sold its remaining interest in the SPS Portfolio Holdings II LLC joint venture to an affiliate of its joint venture partner and recognized a loss of $1.4 million on the sale. As of December 31, 2025, the Company has investments in five unconsolidated entities as follows:

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

Each reporting period, the Company re-analyzes the primary inputs that determine the Contribution Value and the gain or loss for those unconsolidated entities subject to a revaluation. As of December 31, 2025, the Company has one remaining instance where the Contribution Value is subject to a revaluation under certain conditions. The Company did not recognize any gains or loss on revaluation during the years ended December 31, 2025 and 2024.

Summarized Financial Information for Unconsolidated Entities

The following tables present summarized financial data for UTC JV (in thousands):

	December 31, 2025	December 31, 2024
ASSETS
Investment in real estate
Land	$27,992	$27,992
Buildings and improvements	149,373	149,628
Accumulated depreciation	(17,324)	(11,943)
	160,041	165,677
Construction in progress	3,521	3,013
Net investment in real estate	163,562	168,690
Cash and cash equivalents	1,642	2,839
Tenant and other receivables, net	11,780	11,408
Other assets, net	10,236	11,131
Total assets	$187,220	$194,068

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	6,026	6,335
Total liabilities	6,026	6,335

Members' Interest
Total members' interest	181,194	187,733
Total liabilities and members' interest	$187,220	$194,068
Carrying value of Company's investments in equity investments	$95,475	$98,587

	Year Ended December 31,
	2025	2024
Total revenue	$18,308	$17,712
Property operating expenses	(3,422)	(3,450)
Depreciation and amortization	(6,461)	(6,252)
Operating income	8,425	8,010
Other income (expenses)	(485)	(875)
Net income	$7,940	$7,135
Equity in income of unconsolidated entities (1)	$4,149	$3,716

(1)
Equity in income (loss) of unconsolidated entities on the consolidated statements of operations includes basis difference adjustments.

The following tables present combined financial data for all of the Company’s Unconsolidated Entities, excluding UTC JV (in thousands):

	December 31, 2025	December 31, 2024
ASSETS
Investment in real estate
Land	$60,931	$88,153
Buildings and improvements	30,991	74,644
Accumulated depreciation	(10,466)	(30,854)
	81,456	131,943
Construction in progress	70,207	64,212
Net investment in real estate	151,663	196,155
Cash and cash equivalents	7,817	18,164
Tenant and other receivables, net	345	35
Other assets, net	15,625	17,921
Total assets	$175,450	$232,275

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Accounts payable, accrued expenses and other liabilities	12,076	12,194
Total liabilities	12,076	12,194

Members' Interest
Total members' interest	163,374	220,081
Total liabilities and members' interest	$175,450	$232,275
Carrying value of Company's investments in equity investments	$60,767	$91,112

	Year Ended December 31,
	2025	2024
Total revenue	$2,634	$1,454
Property operating expenses	(3,598)	(5,087)
Depreciation and amortization	(2,467)	(4,215)
Operating loss	(3,431)	(7,848)
Other income (expenses)	199	(187)
Gains (losses) and (impairments)	(31,200)	(13,537)
Net loss	$(34,432)	$(21,572)
Equity in loss of unconsolidated entities (1)	$(17,318)	$(6,870)
(1)
Equity in loss of unconsolidated entities on the consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. The Company utilizes appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. The Company recorded $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the year ended December 31, 2025. The Company did not record any other-than-temporary impairment losses for the year ended December 31, 2024.

During the year ended December 31, 2025, the Company sold its interest in one unconsolidated property and recognized a loss of $1.4 million on the sale. During the year ended December 31, 2024, the Company sold its interest in one unconsolidated property and recognized a gain of $2.0 million on the sale. These amounts are included in (loss) gain on sale of interest in unconsolidated entities on the consolidated statements of operations. During the year ended December 31, 2024, one underlying property was sold for a loss of $5.3 million. The Company's 50% share of this loss is included in equity loss of unconsolidated entities on the consolidated statements of operations.

As of December 31, 2025, the Company has put rights for one asset in one of its unconsolidated entities, however, since this property is vacant, the 50% occupancy threshold to exercise this put right has not been met. As of December 31, 2024, the Company had put rights for three assets in two of its unconsolidated entities, however since these properties were vacant, the 50% occupancy threshold to exercise these put rights had not been met.

Underlying assets at the unconsolidated entity level are assessed for impairment pursuant to ASC 360, Property Plant, and Equipment. Impairments of $31.2 million and $8.3 million were recorded for the years ended December 31, 2025 and 2024, respectively. For the years ended December 31, 2025 and 2024, the Company's 50% share of the impairment charge, adjusted to reflect the impact of basis differences, is $7.1 million and $0.1 million, respectively and is included in equity in loss of unconsolidated entities on the consolidated statements of operations.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. Refer to Note 2 for the Company’s accounting policies. The Company earned $0.6 million from these services for the years ended December 31, 2025 and 2024, respectively.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments, and tenant reimbursements of expenses, and rents related to tenants in default, under non-cancelable operating leases executed as of December 31, 2025 is approximately as follows (in thousands):

December 31, 2025
2026	$5,106
2027	4,968
2028	2,213
2029	432
2030	431
Thereafter	1,414
Total	$14,564

The components of lease revenues for the years ended December 31, 2025, and 2024 were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Fixed rental income	$11,888	$14,493
Variable rental income	5,395	3,464
Total rental income	$17,283	$17,957

Lessee Disclosures

As of December 31, 2025, the Company has one ground lease which is classified as an operating lease. As of December 31, 2024, the Company had one ground lease and one corporate office lease which were classified as operating leases. As of December 31, 2025 and 2024, the outstanding amount of right of use (“ROU”) assets were $10.2 million and $11.5 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the consolidated balance sheets. As of December 31, 2025 and 2024, the outstanding lease liabilities were $0.6 million and $1.2 million, respectively, which is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

The Company recorded rent expense related to leased corporate office space of $1.2 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively. Such rent expense is classified within general and administrative expenses on the consolidated statements of operations.

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

On July 28, 2025, the Company entered into a one year extension for a portion of its office space at a cost of $19.0 thousand per month. The Company elected a short term lease exemption permissible under ASC 842 as the lease has no options to additionally extend and there are no costs associated with the end of the lease.

In addition, the Company recorded ground rent expense of approximately $45.0 thousand for the years ended December 31, 2025 and 2024, respectively. Such ground rent expense is classified within property operating expenses on the consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

As of December 31, 2025, the Company expects to make cash payments on operating leases of $0.2 million in 2026, $45.0 thousand in 2027, $45.0 thousand in 2028, $45.0 thousand in 2029, $45.0 thousand in 2030, and $1.9 million for the periods thereafter. The present value discount is $(0.6) million.

The following table sets forth information related to the measurement of our lease liabilities as of December 31, 2025:

December 31, 2025
Weighted-average remaining lease term (in years)	48.0
Weighted-average discount rate	7.52%
Cash paid for operating leases (in thousands)	$817

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230 million voluntary prepayment, reducing the unpaid principal balance to $800 million, and the debt maturity was extended for two years to July 31, 2025. On July 30, 2025, the Company paid a 2% extension fee equal to $4.0 million extending the maturity date to July 31, 2026, as further described below. At December 31, 2025, the unpaid principal balance was $50 million.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of December 31, 2025, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

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

As of December 31, 2025, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and, as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below), executed on June 16, 2022, eliminates this requirement. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

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

On November 24, 2021, the Operating Partnership, the Company and Berkshire Hathaway entered into an amendment (the “Second Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership, the Company and Berkshire Hathaway to which the Operating Partnership, the Company and Berkshire Hathaway mutually agreed that (i) the “make whole” provision in the Senior Secured Term Loan Agreement shall not be applicable to prepayments of principal; and (ii) the Senior Secured Term Loan Agreement, as amended for (i) above, may at the Operating Partnership’s election be extended for two years from July 31, 2023 to July 31, 2025 (the “Maturity Date”) if its principal has been reduced to $800 million by July 31, 2023. The outstanding principal balance was reduced to $800 million on February 2, 2023, and the Maturity Date was extended to July 31, 2025. In all other respects, the Senior Secured Term Loan Agreement remained unchanged.

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

The extension fees paid were recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the remaining term of the Term Loan Agreement. As of December 31, 2025, the unamortized balance of the Company’s extension fees was $2.3 million.

As of December 31, 2025, the Company has paid down $1.55 billion towards the Term Loan Facility’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of December 31, 2025 was $50.0 million.

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

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $26.5 million and $29.1 million during the years ended December 31, 2025 and 2024, respectively. As of December 31, 2025 and 2024, the Company has recorded a full valuation allowance of $254.4 million and $227.9 million, respectively, against the deferred tax asset (the “DTA”) pursuant to ASC 740 as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilized to offset any taxes due on those gains to the extent of the DTAs.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	For the Year Ended December 31,
	2025
U.S. Federal tax benefit at statutory rate	$(14,325)	21.0%
State and local income taxes, net of federal income tax effect (1)	(11,081)	16.3%
Changes in valuation allowance	22,774	-33.4%
Nontaxable and nondeductible items
Deduction limitation on executive compensation	1,420	-2.1%
Other	14	0.0%
Other adjustments
Utilization of capital loss carryover	1,353	-2.0%
Other	(155)	0.2%
Income tax expense	$-	0%

(1) In 2025, state and local income taxes in Florida made up the majority (greater than 50%) of tax effect in this category.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for the year prior to the adoption of ASU 2023-09 is as follows:

For the Year Ended December 31,
2024
Pre-tax book income (loss)	$(153,536)
Tax on pre-tax book income (loss)	(32,243)
State taxes on current year income, permanent items	(5,466)
Valuation allowance	29,054
Deferred rate change	7,504
Other	1,151
Income tax expense	-
Effective tax rate	0%

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2025 and 2024 primarily due to the placement of a valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $254.4 million and $227.9 million as of December 31, 2025 and 2024, respectively, consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of December 31, 2025 and 2024, respectively.

The total deferred tax assets and liabilities are comprised of the following (in thousands):

	Year Ended December 31,
	2025	2024
Deferred income tax assets (liabilities):

Loss carryforwards and credits	$244,147	$133,499
Difference between book and tax basis of property, plant, and equipment	1,344	88,732
Straight-line rent	(14)	(662)
Prepaid insurance	(747)	(405)
Allowance for bad debts	417	722
Joint ventures	3,973	1,228
Accrued bonus	753	1,152
Stock compensation	3,447	3,424
Prepaid rent	—	11
Unearned revenue	210	368
Severance	1,075	—
State depreciation differences	(197)	(208)
Valuation allowance	(254,408)	(227,861)
Net deferred income tax asset	$—	$—

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of December 31, 2025 and 2024. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

A summary of the Company’s valuation allowance activity is as follows (in thousands):

	For the Year Ended December 31,
	2025	2024
Balance, beginning of year	$227,861	$198,807
Charged to income tax expense	26,547	29,054
Balance, end of year	$254,408	$227,861

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company's assets measured at fair value on a non-recurring basis as December 31, 2025 and 2024 (in thousands), aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Other-than-temporary impaired investments in unconsolidated entities	$31,075	$31,075	$-	$-

	Balance	Fair Value Measurements Using
Description	December 31, 2024	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$139,462	$-	$-	$139,462

In accordance with ASC 360-10, Property, Plant and Equipment, the Company reviews the carrying value of its real estate assets at each reporting period. For the years ended December 31, 2025 and 2024, the Company recorded impairment losses of $18.8 million and $87.5 million, respectively, on real estate assets which is included in impairment on real estate assets within the consolidated statements of operations. The $18.8 million of impairment recorded during the year ended December 31, 2025 was due to agreeing to sell the Aventura, FL property for less than its carrying value. The $87.5 million of impairment recorded during the year ended December 31, 2024 was primarily due to negotiations for rent relief with existing tenants at Aventura, FL that began during the second quarter of 2024, and agreeing to sell one property below carrying value. The Aventura, FL property was sold prior to December 31, 2025. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company reviews the carrying value of its investments in unconsolidated entities at each reporting period. The Company recorded $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the year ended December 31, 2025. The Company did not record any other-than-temporary impairment losses on investments in unconsolidated entities for the year ended December 31, 2024.

For the year ended December 31, 2025, the Company estimated fair value based upon the agreed-upon contract sales price, less costs to sell. The Company considers fair values based upon agreed-upon contract sales price to be classified within Level 1 of the fair value hierarchy. For the year ended December 31, 2024, the Company estimated fair value of certain assets based on a discounted cash flow analysis using a discount rate of 11.0% and residual capitalization rate of 6.75%. As significant inputs to the model are unobservable, the Company has determined that the fair values of these properties are classified within Level 3 of the fair value reporting hierarchy.

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the consolidated balance sheets include cash equivalents and the Term Loan Facility. The fair value of the Term Loan Facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of December 31, 2025 and 2024, the estimated fair values of the Company’s debt obligations were $50.0 million and $235.7 million, respectively, which approximated the carrying value at such dates as the current risk-adjusted rate approximates the stated rates on the Company’s debt obligations.

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

On July 1, 2024, a purported shareholder of the Company filed a class action lawsuit in the U.S. District Court for the Southern District of New York, captioned Zhengxu He, Trustee of the He & Fang 2005 Revocable Living Trust v. Seritage Growth Properties, Case No. 1:24:CV:05007, alleging that the Company, the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer violated the federal securities laws (the “Securities Action”). The complaint seeks to bring a class action on behalf of all persons and entities that purchased or otherwise acquired Company securities between July 7, 2022 and May 10, 2024. The complaint alleges that the defendants violated federal securities laws by issuing false, misleading, and/or omissive disclosures concerning the Company’s alleged lack of effective internal controls regarding the identification and review of impairment indicators for investments in real estate and the Company’s value and projected gross proceeds of certain real estate assets. The complaint seeks compensatory damages in an unspecified amount to be proven at trial, an award of reasonable costs and expenses to the plaintiff and class counsel, and such other and further relief as the court may deem just and proper. On or around January 15, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned Paul Sidhu v. Seritage Growth Properties, Case No. 1:25-cv-00152 (the “Sidhu Derivative Action”). On or around January 20, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the District of Maryland, captioned James Wallen v. Seritage Growth Properties, Case No. 1:25-cv-00190 (the “Wallen Derivative Action”). On or around May 8, 2025, another purported shareholder of the Company filed a derivative lawsuit in the U.S. District Court for the Southern District of New York, captioned Derrick Cheroti v. Seritage Growth Properties, Case No. 1:25-vc-00152 (the “Cheroti Derivative Action”). The derivative actions allege the same or similar claimed acts and omissions underlying the Securities Action, assert breach of fiduciary duty and other claims against the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, and current and former members of the Company’s Board of Trustees, and name the Company as a nominal defendant. The complaint in each of the derivative actions seeks compensatory damages in an unspecified amount to be proven at trial, an order directing the Company and the individual defendants to reform and improve the Company’s corporate governance and internal procedures, restitution from the individual defendants, an award of costs and expenses to the plaintiff and reasonable attorneys’ and experts’ fees, costs, and expenses, and such other and further relief as the court may deem just and proper. The complaint in the Cheroti Derivative Action also seeks an award of punitive damages, an order directing the individual defendants to account for all damages caused by them and all profits and special benefits and unjust enrichment obtained, and the imposition of a constructive trust. On September 2, 2025, the court in the Cheroti Derivative Action stayed the Cheroti Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. On November 5, 2025, the court in the District of Maryland proceedings consolidated the Sidhu Derivative Action and the Wallen Derivative Action (the “Consolidated Derivative Action”) and appointed lead counsel. On November 12, 2025, the court in the Consolidated Derivative Action stayed the Consolidated Derivative Action until resolution of the anticipated motion to dismiss in the Securities Action. The Company intends to vigorously defend itself against the allegations in these lawsuits.

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

On July 6, 2022, Mr. Lampert converted all of his remaining Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he no longer holds a direct interest in the Operating Partnership and he owns approximately 23.8% of the outstanding Class A shares as of December 31, 2025.

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee of $0.1 million and reimbursement for certain employee expenses. The Company paid Winthrop $2.9 million and $2.8 million during the years ended December 31, 2025 and 2024, respectively.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

At December 31, 2025 and 2024, there was $1.8 million and $3.2 million, respectively, in receivables from unconsolidated entities for reimbursable costs and is included in tenant and other receivables on the consolidated balance sheets. In addition, during the year ended December 31, 2025, the Company advanced $1.7 million to one of its joint venture partners pursuant to its joint venture agreement and is included in tenant and other receivables, net. This receivable is to be repaid by preferred distributions from the joint venture. The balance of the receivable was $1.4 million at December 31, 2025. At December 31, 2025 and 2024, there was $24.2 thousand and $0.1 million, respectively, in payables to unconsolidated entities and is included in accounts payable, accrued expenses and other liabilities on the consolidated balance sheets.

At December 31, 2025, the Company had a put right on one property held by one unconsolidated entity, which may require the Company’s partner to buy out the Company’s investment in such property. During the year ended year ended December 31, 2025, the Company did not exercise any put rights. As of December 31, 2025, the threshold to exercise this put right had not been met.

Note 11 – Shareholders’ Equity

Class A Common Shares

As of December 31, 2025, 56,324,607 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of December 31, 2025, there were no Class B non-economic common shares issued or outstanding.

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

Our Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees also declared the following dividends on preferred shares during 2026, 2025 and 2024:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2026
February 25	March 31	April 15	$0.43750
2025
October 29	December 31	January 15, 2026	$0.43750
July 23	September 30	October 15	0.43750
May 8	June 30	July 15	0.43750
February 26	March 31	April 15	0.43750
2024
October 28	December 31	January 15, 2025	$0.43750
July 31	September 30	October 15	0.43750
May 2	June 28	July 15	0.43750
February 29	March 29	April 15	0.43750

Note 12 – Earnings (Loss) per Share

The table below provides a reconciliation of net loss and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares. At December 31, 2024, potentially dilutive securities consisted of shares of non-vested restricted stock. There were no shares of unvested restricted stock at December 31, 2025.

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

(in thousands except per share amounts)	Year Ended December 31,
	2025	2024
Numerator - Basic and Diluted
Net loss	$(68,215)	$(153,536)
Preferred dividends	(4,900)	(4,900)
Net loss attributable to common shareholders - Basic and Diluted	$(73,115)	$(158,436)

Denominator - Basic and Diluted
Weighted-average Class A common shares outstanding	56,314	56,255
Weighted-average Class A common shares outstanding - Basic	56,314	56,255
Weighted-average Class A common shares outstanding - Diluted	56,314	56,255

Loss per share attributable to Class A common shareholders - Basic	$(1.30)	$(2.82)
Loss per share attributable to Class A common shareholders - Diluted	$(1.30)	$(2.82)

No adjustments were made to the numerator for the years ended December 31, 2025 or 2024 because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the year ended December 31, 2025 as there were no outstanding non-vested restricted share. No adjustments were made to the denominator for the year ended December 31, 2024 because the inclusion of outstanding non-vested restricted shares would have had an anti-dilutive effect.

There were no non-vested restricted shares outstanding at December 31, 2025. At December 31, 2024, there were 87,899 shares of non-vested restricted shares outstanding.

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

The following table summarizes restricted share activity for the grant periods ended December 31, 2025, and 2024:

	Year Ended December 31, 2025		Year Ended December 31, 2024
		Weighted-		Weighted-
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Unvested restricted shares at beginning of period	87,899	$11.31	361,645	$14.27
Restricted shares vested	(87,899)	11.31	(141,771)	13.42
Restricted shares forfeited	-	-	(131,975)	17.18
Unvested restricted shares at end of period	-	$-	87,899	$11.31

The Company recognized $0.2 million and $1.5 million in share-based compensation expense related to the restricted shares for the years ended December 31, 2025 and 2024, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s consolidated statements of operations.

As of December 31, 2025, there were no outstanding restricted shares. As of December 31, 2024, there were approximately $0.2 million of total unrecognized compensation costs related to the outstanding restricted shares which was expected to be recognized over a weighted-average period of approximately 0.2 years.

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

The table below reconciles total segment revenues to consolidated net loss and includes the significant segment expenses regularly provided to and reviewed by the CODM as part of their decision making process (in thousands):

	Year Ended December 31,
	2025	2024
Total revenue	$18,204	$17,622
Real estate taxes	(2,455)	(3,935)
Abandoned project costs	—	(5,732)
Common area maintenance	(7,759)	(9,302)
Property insurance	(4,493)	(5,354)
Personnel expenses (1)	(21,837)	(17,163)
Interest expense	(20,273)	(24,972)
Other segment items (2)	(29,602)	(103,116)
Net loss	$(68,215)	$(151,952)

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

SERITAGE GROWTH PROPERTIES

SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION

DECEMBER 31, 2025

(Dollars in thousands)

					Costs Capitalized		Gross Amount at Which Carried
			Acquisition Costs		Subsequent to Acquisition (1)		at Close of Period (2)					Life Upon Which
				Buildings and		Buildings and		Buildings and		Accumulated	Date	Depreciation
City	State	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation	Acquired	is Computed
Riverside	CA	(3)	$1,054	$494	$-	$629	$1,054	$1,123	$2,177	$(180)	July, 2015	(4)
King of Prussia	PA	(3)	-	42,300	-	1,496	-	43,796	43,796	(13,825)	July, 2015	(4)
Valley View	TX	(3)	4,706	3,230	-	41,445	4,706	44,675	49,381	-	July, 2015	(4)
Redmond-Overlake Pk	WA	(3)	5,133	4,133	14,513	41,848	19,646	45,981	65,627	(903)	July, 2015	(4)
			$10,893	$50,157	$14,513	$85,418	$25,406	$135,575	$160,981	$(14,908)
Real Estate Held for Sale
Riverside	CA	(3)	3,343	2,778	-	3,504	3,343	6,282	9,625	(933)	July, 2015	(4)
			$3,343	$2,778	$-	$3,504	$3,343	$6,282	$9,625	$(933)

(1)
Includes reductions related to partial site sales and impairment of long-lived assets.
(2)
The aggregate cost of land, buildings and improvements for U.S. federal income tax purposes is approximately $106 million (unaudited).
(3)
The Term Loan Facility is secured on a first lien basis by individual mortgages and a pledge of the capital stock of the direct subsidiaries of the Company, including those that own each of the Company’s properties. See Note 6 of the Notes to the Consolidated Financial Statements.
(4)
Depreciation is computed based on the following estimated useful lives:

Buildings:	25 – 40 years
Site improvements:	0 – 15 years
Tenant improvements:	shorter of the estimated useful life or non-cancelable term of lease

SERITAGE GROWTH PROPERTIES

NOTES TO SCHEDULE III

(Dollars in thousands)

Reconciliation of Real Estate

	2025	2024
Balance at beginning of year	$398,574	$627,950
Additions	9,341	24,688
Impairments	(18,800)	(87,536)
Dispositions	(218,480)	(159,373)
Write-offs	(29)	(7,155)
Real estate held for sale	(9,625)	-
Balance at end of year	$160,981	$398,574

Reconciliation of Accumulated Depreciation

	2025	2024
Balance at beginning of year	$39,940	$43,634
Depreciation expense	5,441	11,777
Dispositions	(29,540)	(15,471)
Real estate held for sale	(933)	-
Balance at end of year	$14,908	$39,940