Form 10-Q
period 2026-03-31
Seritage Growth Properties
filed 2026-05-15
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of May 13, 2026, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,324,607
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Investment in real estate
Land	$20,808	$25,406
Buildings and improvements	124,538	134,946
Accumulated depreciation	(15,278)	(14,908)
	130,068	145,444
Construction in progress	629	629
Net investment in real estate	130,697	146,073
Real estate held for sale	8,953	8,692
Investment in unconsolidated entities	144,102	156,242
Cash and cash equivalents	44,499	48,088
Restricted cash	14,315	14,197
Tenant and other receivables, net	3,750	3,665
Lease intangible assets, net	168	171
Prepaid expenses, deferred expenses and other assets, net	14,682	16,651
Total assets (1)	$361,166	$393,779

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility, net	$48,663	$47,677
Accounts payable, accrued expenses and other liabilities	11,192	13,302
Total liabilities (1)	59,855	60,979

Commitments and Contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,324,607 shares issued and outstanding as of March 31, 2026 and December 31, 2025	562	562
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025; liquidation preference of $70,000	28	28
Additional paid-in capital	1,362,719	1,362,719
Accumulated deficit	(1,063,436)	(1,031,893)
Total shareholders' equity	299,873	331,416
Non-controlling interests	1,438	1,384
Total equity	301,311	332,800
Total liabilities and equity	$361,166	$393,779

(1) The Company's condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. The condensed consolidated balance sheets, as of March 31, 2026, include the following amounts related to our consolidated VIEs: $9.0 million included in real estate held for sale, $60.7 thousand of cash and $9.5 thousand of tenant and other receivables and $116.7 thousand of accounts payable, accrued expenses and other liabilities. The consolidated balance sheets, as of December 31, 2025, include the following amounts related to our consolidated VIEs: $8.7 million included in real estate held for sale, $9.9 thousand of cash, $9.5 thousand of tenant and other receivables and $74.5 thousand of accounts payable, accrued expenses and other liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
REVENUE
Rental income	$1,909	$4,457
Management and other fee income	141	142
Total revenue	2,050	4,599
EXPENSES
Property operating	1,461	2,908
Real estate taxes	333	953
Depreciation and amortization	400	2,075
General and administrative	5,292	15,693
Total expenses	7,486	21,629
Gain on sale of real estate, net	-	6,936
Impairment of real estate assets	(15,183)	-
Equity in loss of unconsolidated entities	(7,167)	(7,928)
Interest and other income (expense), net	371	860
Interest expense	(2,903)	(5,230)
Loss before income taxes	(30,318)	(22,392)
Benefit from income taxes	-	190
Net loss	(30,318)	(22,202)
Preferred dividends	(1,225)	(1,225)
Net loss attributable to Seritage common shareholders	$(31,543)	$(23,427)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(0.56)	$(0.42)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(0.56)	$(0.42)
Weighted-average Class A common shares outstanding - Basic	56,324	56,283
Weighted-average Class A common shares outstanding - Diluted	56,324	56,283

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2026	56,324	$562	2,800	$28	$1,362,719	$(1,031,893)	$1,384	$332,800
Net loss	—	—	—	—	—	(30,318)	—	(30,318)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Contributions to consolidated VIEs	—	—	—	—	—	—	54	54
Balance at March 31, 2026	56,324	$562	2,800	28	$1,362,719	$(1,063,436)	$1,438	$301,311

Balance at January 1, 2025	56,274	$562	2,800	$28	$1,362,644	$(958,778)	$1,347	$405,803
Net loss	—	—	—	—	—	(22,202)	—	(22,202)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Vesting of restricted share units	88	—	—	—	—	—	—	—
Restricted stock withholdings	(38)	—	—	—	(127)	—	—	(127)
Share-based compensation	—	—	—	—	201	—	—	201
Balance at March 31, 2025	56,324	$562	2,800	$28	$1,362,718	$(982,205)	$1,347	$382,450

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(30,318)	$(22,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	7,167	7,928
Distributions from unconsolidated entities	1,408	1,276
Gain on sale of real estate, net	—	(6,936)
Impairment of real estate assets	15,183	—
Share-based compensation	—	201
Depreciation and amortization	400	2,075
Amortization of deferred financing costs	986	—
Amortization of above and below market leases, net	39	43
Straight-line rent adjustment	(3)	259
Non-cash lease expense	1	437
Change in operating assets and liabilities
Tenant and other receivables	(82)	75
Prepaid expenses, deferred expenses and other assets	1,890	2,567
Accounts payable, accrued expenses and other liabilities	(2,392)	5,084
Net cash used in operating activities	(5,721)	(9,193)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(2,398)	—
Distributions from unconsolidated entities	5,963	4,391
Net proceeds from sale of real estate	—	28,758
Development of real estate	(144)	(13,308)
Net cash provided by investing activities	3,421	19,841
CASH FLOW FROM FINANCING ACTIVITIES
Preferred dividends paid	(1,225)	(1,225)
Contributions from non-controlling member of consolidated variable interest entities	54	-
Net cash used in financing activities	(1,171)	(1,225)
Net decrease in cash and cash equivalents, and restricted cash	(3,471)	9,423
Cash and cash equivalents, and restricted cash, beginning of period	62,285	97,709
Cash and cash equivalents, and restricted cash, end of period	$58,814	$107,132

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2026	2025
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$48,088	$85,206
Restricted cash at beginning of period	14,197	12,503
Cash and cash equivalents and restricted cash at beginning of period	$62,285	$97,709

Cash and cash equivalents at end of period	$44,499	$94,268
Restricted cash at end of period	14,315	12,864
Cash and cash equivalents and restricted cash at end of period	$58,814	$107,132

	Three Months Ended March 31,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$1,827	$5,232
Income taxes paid	—	15
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to development of real estate	$294	$7,129
Preferred dividends declared and unpaid	1,225	1,225

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of March 31, 2026, the Company’s portfolio consisted of interests in 10 properties comprised of approximately 0.8 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 154 acres of land. The portfolio encompasses five consolidated properties consisting of approximately 0.3 million square feet of GLA and 71 acres (such properties, the “Consolidated Properties”) and five unconsolidated entities consisting of approximately 0.5 million square feet of GLA and 83 acres (such properties, the “Unconsolidated Properties”).

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board of Trustees to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale is expected to increase the universe of potential buyers by allowing Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of March 31, 2026, Mr. Lampert owns approximately 23.8% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

The affirmative vote of at least two-thirds of all outstanding common shares of the Company was required to approve the Plan of Sale. The 2022 Annual Meeting of Shareholders occurred on October 24, 2022, following the Company's filing of a final proxy statement with the SEC on September 14, 2022. During the meeting, the Plan of Sale was approved by the shareholders. The strategic review process remains ongoing as the Company executes the Plan of Sale, and the Company remains open minded to pursuing value maximizing alternatives, including a potential sale of the Company. There can be no assurance that the review process will result in any transaction or that the Company will be successful in fully executing on the Plan of Sale. See “Item 1A. Risk Factors — Risks Related to Our Business and Operations — There can be no assurance that we will be able to complete any transaction or any strategic change on terms satisfactory to the Board of Trustees.” included in our Annual Report on Form 10-K, (the “Annual Report”) for the year ended December 31, 2025.

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations during the three months ended March 31, 2026 and the Company recorded net operating cash outflows of $5.7 million. Additionally, the Company generated net investing cash inflows of $3.4 million during the three months ended March 31, 2026, which were driven by distributions from unconsolidated entities and partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, but not limited to, cash on hand, sales of Consolidated Properties, sales of Unconsolidated Properties and potential financing transactions. During the three months ended March 31, 2026, the Company received a distribution from an unconsolidated joint venture of $5.7 million due to a sale of a portion of an Unconsolidated Property. The Company did not make any paydowns on the Term Loan Facility during the three months ended March 31, 2026.

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

Subsequent to March 31, 2026, we sold one Consolidated Property for gross proceeds of $11.0 million. The Company does not currently have any assets under contract with closings that are deemed probable. Existing cash on hand will not allow the Company to fund its Obligations because the Term Loan Facility, which matures on July 31, 2026, is presently a current Obligation. This uncertainty raises substantial doubt about the Company’s ability to continue as a going concern. The Company has concluded that management's plans do not alleviate substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates it will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying condensed consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2025. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three months ended March 31, 2026 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the

Operating Partnership, each of their consolidated properties, and all other entities in which they have a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates such entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of March 31, 2026, the Company consolidates one VIE in which we are considered the primary beneficiary, as the Company has the power to direct the activities of the entity, specifically surrounding the development plan. As of March 31, 2026 and December 31, 2025, the Company has investments in several unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of March 31, 2026, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

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

Segment Reporting

Given the continued decline in size of the portfolio and the continued progression of the Plan of Sale, the Company has concluded that they have one operating segment and one reportable segment as the Company is assessing performance and making operating decisions on an aggregated single segment basis. The Company currently operates in a single reportable segment which includes the ownership, development, redevelopment, management, sale and leasing of real estate properties. The Company’s chief operating decision maker (“CODM”), Adam Metz (the principal executive officer), assesses and measures the operating and financial results on an aggregated basis and does not allocate resources or make resource decisions based on individual properties’ operating results, geographies, sizes, or types. All revenue has been generated and all tangible assets are held in the United States.

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

Depreciation of real estate assets, excluding land, is recognized on a straight-line basis over their estimated useful lives which generally range between:

Building and building improvements:	25 – 40 years
Land improvements:	0 – 15 years
Tenant improvements:	shorter of the estimated useful life or non-cancelable term of lease

The Company amortizes identified intangibles that have finite lives over the period they are expected to contribute directly or indirectly to the future cash flows of the property or business acquired, generally the remaining non-cancelable term of a related lease.

The Company, on a periodic basis, assesses whether there are indicators that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects, including the effects of demand, competition, and other economic factors, such as discount rates and market comparables. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment losses of $15.2 million during the three months ended March 31, 2026. The Company did not recognize an impairment loss during the three months ended March 31, 2025.

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received. Consideration consists of cash proceeds received and in certain circumstances, non-cash consideration when a property is contributed to an investment in unconsolidated entity. Gains and losses from the disposition of real estate are recorded as gain (loss) on sale of real estate on the Company’s condensed consolidated statements of operations. Refer to Note 4 for more information on the Company’s unconsolidated entity transactions.

The following table summarizes the Company’s gain on sale of real estate, net during the three months ended March 31, 2026 and 2025 (in millions):

	Three Months Ended March 31,
	2026	2025
Dispositions to third parties
Cash proceeds	$—	$29.6
Gain on sale of real estate, net	—	6.9

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

As of March 31, 2026, one property was classified as held for sale with assets of $9.0 million and no liabilities. As of December 31, 2025, one property was classified as held for sale with assets of $8.7 million and no liabilities.

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

The Company recorded $5.2 million and $8.5 million in other-than-temporary impairment loss for the three months ended March 31, 2026 and 2025, respectively.

Restricted Cash

As of March 31, 2026 and December 31, 2025, restricted cash represents cash collateral for letters of credit.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of March 31, 2026, the Company has two tenants that comprise 43.5% and 32.0%, respectively, of annualized base rent, with no other tenants exceeding 10.0% of annualized base rent. The Company’s portfolio of five Consolidated Properties and five Unconsolidated Properties was diversified by location across six states. For the three months ended March 31, 2026, of the five consolidated properties, approximately 88.2% of our total rental income was concentrated in Pennsylvania.

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

Recently Issued Accounting Pronouncements

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements” (“ASU 2025-11”), which amends the guidance in ASC 270, Interim Reporting. The update enhances interim disclosure requirements by clarifying the information that must be presented in quarterly periods, including improved transparency regarding significant events, accounting policy updates and material developments that occur between annual reporting dates. ASU 2025-11 also aligns certain interim reporting requirements more closely with annual disclosure objectives to promote consistency and comparability. The amendments are effective for interim periods beginning after December 15, 2027. The Company is currently evaluating the impact on its financial statement disclosures.

Note 3 – Lease Intangible Assets and Liabilities

The following tables summarize the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market leases, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets), net of accumulated amortization, as of March 31, 2026 and December 31, 2025 (in thousands):

March 31, 2026
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$294	$(126)	$168
Total	$294	$(126)	$168

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$(1,168)	$500	$(668)
Total	$(1,168)	$500	$(668)

December 31, 2025
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$294	$(123)	$171
Total	$294	$(123)	$171

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$(1,168)	$489	$(679)
Total	$(1,168)	$489	$(679)

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $11.6 thousand and $7.3 thousand for the three months ended March 31, 2026 and 2025, respectively. Amortization of an acquired below-market ground lease resulted in additional property expense of $50.7 thousand for the three months ended March 31, 2026 and 2025, respectively. Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $2.9 thousand and $48.4 thousand for the three months ended March 31, 2026 and 2025, respectively. Future amortization of these lease intangibles is set forth below (in thousands):

	(Above) / below market leases, net	Below market ground lease	In-place leases
Remainder of 2026	$35	$152	$9
2027	47	203	12
2028	46	203	12
2029	46	203	12
2030	47	203	12
2031	47	203	11
Thereafter	400	8,419	100

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

As of March 31, 2026, the Company has investments in five unconsolidated entities as follows:

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

Each reporting period, the Company re-analyzes the primary inputs that determine the Contribution Value and the gain or loss for those unconsolidated entities subject to a revaluation. As of March 31, 2026, the Company has one remaining instance where the Contribution Value is subject to a revaluation under certain conditions. The Company did not recognize any gains or loss on revaluation during the three months ended March 31, 2026 and 2025.

Summarized Financial Information for Unconsolidated Entities

The following tables present summarized financial data for UTC JV (in thousands):

	March 31, 2026	December 31, 2025
ASSETS
Investment in real estate
Land	$27,992	$27,992
Buildings and improvements	149,373	149,373
Accumulated depreciation	(18,654)	(17,324)
	158,711	160,041
Construction in progress	3,591	3,521
Net investment in real estate	162,302	163,562
Cash and cash equivalents	1,436	1,642
Tenant and other receivables, net	11,559	11,780
Other assets, net	10,297	10,236
Total assets	$185,594	$187,220

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	5,996	6,026
Total liabilities	5,996	6,026

Members' Interest
Total members' interest	179,598	181,194
Total liabilities and members' interest	$185,594	$187,220
Carrying value of Company's investments in unconsolidated entities	$94,712	$95,475

	Three Months Ended March 31,
	2026	2025
Total revenue	$4,152	$4,782
Property operating expenses	(733)	(648)
Depreciation and amortization	(1,558)	(1,565)
Operating income	1,861	2,569
Other income (expenses)	(22)	(159)
Net income	$1,839	$2,410
Equity in income of unconsolidated entities (1)	$955	$1,277

(1)
Equity in income (loss) of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The following tables present combined condensed financial data for all of the Company’s Unconsolidated Entities, excluding UTC JV (in thousands):

	March 31, 2026	December 31, 2025
ASSETS
Investment in real estate
Land	$56,828	$60,931
Buildings and improvements	30,992	30,991
Accumulated depreciation	(10,786)	(10,466)
	77,034	81,456
Construction in progress	47,389	70,207
Net investment in real estate	124,423	151,663
Cash and cash equivalents	15,289	7,817
Tenant and other receivables, net	466	345
Other assets, net	15,254	15,625
Total assets	$155,432	$175,450

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Accounts payable, accrued expenses and other liabilities	11,558	12,076
Total liabilities	11,558	12,076

Members' Interest
Total members' interest	143,874	163,374
Total liabilities and members' interest	$155,432	$175,450
Carrying value of Company's investments in unconsolidated entities	$49,390	$60,767

	Three Months Ended March 31,
	2026	2025
Total revenue	$562	$289
Property operating expenses	(693)	(836)
Depreciation and amortization	(319)	(942)
Operating loss	(450)	(1,489)
Other income (expenses)	90	135
Losses on sale	(8,586)	-
Net loss	$(8,946)	$(1,354)
Equity in loss of unconsolidated entities (1)	$(8,122)	$(9,205)

(1)
Equity in (loss) of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. The Company utilizes appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. The Company recorded $5.2 million and $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026 and December 31, 2025, the Company has put rights for one asset in one of its unconsolidated entities, however, since this property is vacant, the 50% occupancy threshold to exercise this put right has not been met.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. Refer to Note 2 for the Company’s accounting policies. The Company earned $0.1 million from these services for the three months ended March 31, 2026 and 2025, respectively.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, and rents related to tenants in default, under non-cancelable operating leases executed as of March 31, 2026 is approximately as follows (in thousands):

March 31, 2026
Remainder of 2026	$3,802
2027	4,968
2028	2,213
2029	432
2030	431
2031	414
Thereafter	1,000
Total	$13,260

The components of rental revenues for the three months ended March 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Fixed rental revenues	$1,554	$3,250
Variable rental revenues	341	1,459
Total rental revenues	$1,895	$4,709

Lessee Disclosures

As of March 31, 2026 and December 31, 2025, the Company has one ground lease which is classified as an operating lease. As of March 31, 2026, and December 31, 2025, respectively, the outstanding amount of right of use (“ROU”) assets was $10.2 million, which is included in prepaid expenses, deferred expenses and other assets, net on the condensed consolidated balance sheets. As of March 31, 2026, and December 31, 2025, respectively, the outstanding lease liabilities was $0.6 million, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

The Company recorded rent expense related to leased corporate office space of $56.4 thousand and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. Such rent expense is classified within general and administrative expenses on the condensed consolidated statements of operations.

On July 28, 2025, the Company entered into a one year extension for a portion of its office space at a cost of $19.0 thousand per month. The Company elected a short term lease exemption permissible under ASC 842 as the lease has no options to additionally extend and there are no costs associated with the end of the lease.

In addition, the Company recorded ground rent expense of approximately $11.2 thousand for the three months ended March 31, 2026 and 2025, respectively. Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

As of March 31, 2026, the Company expects to make cash payments on operating leases of $0.1 million in 2026, $45.0 thousand in 2027, $45.0 thousand in 2028, $45.0 thousand in 2029, $45.0 thousand in 2030, $45.0 thousand in 2031, and $1.9 million for the periods thereafter. The present value discount is ($0.6) million.

The following table sets forth information related to the measurement of our lease liabilities as of March 31, 2026:

March 31, 2026
Weighted-average remaining lease term (in years)	47.8
Weighted-average discount rate	7.52%
Cash paid for operating leases (in thousands)	$68

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230 million voluntary prepayment, reducing the unpaid principal balance to $800 million, and the debt maturity was extended for two years to July 31, 2025. On July 30, 2025, the Company paid a 2% extension fee equal to $4.0 million extending the maturity date to July 31, 2026, as further described below. At March 31, 2026, the unpaid principal balance was $50 million.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the condensed consolidated statements of operations.

The Company’s ability to access the Incremental Funding Facility is subject to (i) the Company achieving rental income from non-Sears Holdings tenants, on an annualized basis (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the fiscal quarter ending prior to the date of incurrence of the Incremental Funding Facility, of not less than $200 million, (ii) the Company’s good faith projection that rental income from non-Sears Holdings tenants (after giving effect to SNO Leases expected to commence rent payment within 12 months) for the succeeding four consecutive fiscal quarters (beginning with the fiscal quarter during which the incremental facility is accessed) will be not less than $200 million, and (iii) the repayment by the Operating Partnership of any deferred interest permitted under the amendment to the Term Loan Amendment as further described below. As of March 31, 2026, the Company has not yet achieved the requirements to access the Incremental Funding Facility.

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, is required to be guaranteed by all existing and future subsidiaries of the Operating Partnership. The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Operating Partnership and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement. As of March 31, 2026, mortgages were recorded on three Consolidated Properties.

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

As of March 31, 2026, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below), executed on June 16, 2022, eliminates this requirement. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

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

The extension fees paid were recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the remaining term of the Term Loan Agreement. As of March 31, 2026, the unamortized balance of the Company’s extension fees was $1.3 million.

As of March 31, 2026, the Company has paid down $1.55 billion towards the Term Loan Facility’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of March 31, 2026 was $50.0 million.

Note 7 – Income Taxes

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $6.9 million and $4.7 million for the three months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company has recorded a full valuation allowance of $261.3 million against the deferred tax asset (the “DTA”) pursuant to ASC 740, as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilized to offset any taxes due on those gains to the extent of the DTAs.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2026 primarily due to changes in the valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $261.3 million as of March 31, 2026 consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of March 31, 2026 and December 31, 2025, respectively.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of March 31, 2026. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company's assets measured at fair value on a non-recurring basis as of March 31, 2026 and December 31, 2025 (in thousands), aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	March 31, 2026	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$49,696	$-	$49,696	$-
Other-than-temporary impaired investments in unconsolidated entities	$18,576	$-	$18,576	$-

	Balance	Fair Value Measurements Using
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Other-than-temporary impaired investments in unconsolidated entities	$31,075	$31,075	$-	$-

In accordance with ASC 360-10, Property, Plant and Equipment, the Company reviews the carrying value of its real estate assets at each reporting period. For the three months ended March 31, 2026, the Company recorded impairment losses of $15.2 million on real estate assets which is included in impairment on real estate assets within the condensed consolidated statements of operations. For the three months ended March 31, 2025, the Company did not record any impairment losses. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company reviews the carrying value of its investments in unconsolidated entities at each reporting period. The Company recorded $5.2 million and $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the three months ended March 31, 2026 and 2025, respectively.

For the three months ended March 31, 2026, the Company estimated fair value based upon a marketed process that resulted in receiving offers below carrying value. The Company considers fair values based upon offers from a marketed process to be classified within Level 2 of the fair value hierarchy.

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and the Term Loan Facility. The fair value of the Term Loan Facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of March 31, 2026 and December 31, 2025, the estimated fair values of the Company’s debt obligations were $49.8 million and $50.0 million, respectively, which approximated the carrying value at such dates as the current rate approximates the stated rates on the Company’s debt obligations.

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

On July 6, 2022, Mr. Lampert converted all of his remaining Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he no longer holds a direct interest in the Operating Partnership and he owns approximately 23.8% of the outstanding Class A shares as of March 31, 2026.

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee of $0.1 million and reimbursement for certain employee expenses. The Company paid Winthrop $0.8 million and $0.9 million during the three months ended March 31, 2026 and 2025, respectively.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

At March 31, 2026 and December 31, 2025, there was $1.9 million and $1.8 million, respectively, in receivables from unconsolidated entities for reimbursable costs and is included in tenant and other receivables on the condensed consolidated balance sheets. In addition, during the year ended December 31, 2025, the Company advanced $1.7 million to one of its joint venture partners pursuant to its joint venture agreement and is included in tenant and other receivables, net. This receivable is to be repaid by preferred distributions from the joint venture. The balance of the receivable was $1.4 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025, there was $20.5 thousand and $24.2 thousand, respectively, in payables to unconsolidated entities and is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

At March 31, 2026, the Company had a put right on one property held by one unconsolidated entity, which may require the Company’s partner to buy out the Company’s investment in such property. During the three months ended March 31, 2026 and 2025, the Company did not exercise any put rights. As of March 31, 2026, the threshold to exercise this put right had not been met.

Note 11 – Shareholders’ Equity

Class A Common Shares

As of March 31, 2026, 56,324,607 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of March 31, 2026, there were no Class B non-economic common shares issued or outstanding.

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

Dividends and Distributions

The Company’s Board of Trustees has not declared dividends on the Company’s Class A common shares during 2026 or 2025. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

Our Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees also declared the following dividends on preferred shares during 2026 and 2025:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2026
April 20	June 30	July 15	$0.43750
February 25	March 31	April 15	0.43750
2025
October 29	December 31	January 15, 2026	$0.43750
July 23	September 30	October 15	0.43750
May 8	June 30	July 15	0.43750
February 26	March 31	April 15	0.43750

Note 12 – Earnings (Loss) per Share

The table below provides a reconciliation of net loss and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares.

(in thousands except per share amounts)	Three Months Ended March 31,
	2026	2025
Numerator - Basic and Diluted
Net loss	$(30,318)	$(22,202)
Preferred dividends	(1,225)	(1,225)
Net loss attributable to common shareholders - Basic and Diluted	$(31,543)	$(23,427)

Denominator - Basic and Diluted
Weighted-average Class A common shares outstanding	56,324	56,283
Weighted-average Class A common shares outstanding - Basic	56,324	56,283
Weighted-average Class A common shares outstanding - Diluted	56,324	56,283

Loss per share attributable to Class A common shareholders - Basic	$(0.56)	$(0.42)
Loss per share attributable to Class A common shareholders - Diluted	$(0.56)	$(0.42)

No adjustments were made to the numerator for the three months ended March 31, 2026 and 2025, respectively, because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three months ended March 31, 2026 and 2025, respectively, as there were no outstanding non-vested restricted shares.

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

The Company recognized $0.2 million in share-based compensation expense related to the restricted shares for the three months ended March 31, 2025. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations. As of March 31, 2025, all restricted shares were vested. There was no share-based compensation expense for the three months ended March 31, 2026.

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

The Company’s CODM regularly reviews the operating results of the Company to determine how to best allocate resources. The Company’s measure of segment profitability is consolidated net loss. The CODM uses consolidated net loss when deciding whether to market a property for sale, make an investment in a property to improve its marketability, or reduce general and administrative expenses. Consolidated net loss is also used to monitor budgeted versus actual results. The measure of segment assets is reported on the condensed consolidated balance sheets as Total assets.

The table below reconciles total segment revenues to consolidated net loss and includes the significant segment expenses regularly provided to and reviewed by the CODM as part of their decision making process (in thousands):

	Three Months Ended March 31,
	2026	2025
Total revenue	$2,050	$4,599
Real estate taxes	(333)	(953)
Common area maintenance	(1,005)	(1,659)
Property insurance	(271)	(933)
Personnel expenses (1)	(2,947)	(12,763)
Interest expense	(2,903)	(5,230)
Other segment items (2)	(24,909)	(5,453)
Loss before income taxes	$(30,318)	$(22,392)

(1)
Personnel expenses include expenses related to employee base compensation, bonuses, cash payments in lieu of equity, share based compensation and third-party consulting fees.

(2)
Other segment items include expenses included in the measure of segment loss that are not considered significant. Items that are not considered significant include the following: property utilities, audit and tax fees, office expenses, trustee fees, information and technology costs, legal fees, corporate insurance and other miscellaneous expenses. Other segment items also include the following: depreciation and amortization, gain on sale of real estate, impairment of real estate assets and equity in loss of unconsolidated entities, interest and other income.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements contained herein constitute forward-looking statements as such term is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are not guarantees of future performance. They represent our intentions, plans, expectations and beliefs and are subject to numerous assumptions, risks and uncertainties. Our future results, financial condition and business may differ materially from those expressed in these forward-looking statements. You can find many of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “projects,” “would,” “may,” “will,” “continue to,” “pro forma” or the opposite of these words and phrases or other similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters in this Quarterly Report on Form 10-Q. Many of the factors that will determine the outcome of these and our other forward-looking statements are beyond our ability to control or predict. For further discussion of factors that could materially affect the outcome of our forward-looking statements, see “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. You are cautioned not to place undue reliance on our forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Part 1 of this Quarterly Report.

Overview

Prior to our adoption of the Plan of Sale, we were principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of March 31, 2026, our portfolio consisted of interests in 10 properties comprised of approximately 0.8 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 154 acres of land. The portfolio encompasses five consolidated properties consisting of approximately 0.3 million square feet of GLA and 71 acres and five unconsolidated entities consisting of approximately 0.5 million square feet of GLA and 83 acres.

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

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

For the three months ended March 31, 2026, we recognized a total of $15.2 million of impairment losses, due to a marketed process that resulted in receiving offers below carrying value, which are included in impairment of real estate assets within the condensed consolidated statements of operations. In addition, we recognized $5.2 million in other-than-temporary impairment losses on our investments in unconsolidated entities during the three months ended March 31, 2026, which is included in equity in income (loss) of unconsolidated entities within the condensed consolidated statements of operations. We continue to evaluate our portfolio, including our development plans, hold periods and, if applicable, offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

Market Update

The Company continues to face challenging market conditions such as elevated interest rates and the availability of debt and equity capital, and it continues to assess other potential macroeconomic impacts including supply chain issues, international conflicts associated with tariffs, potential labor issues, and uncertainty caused by wars. While interest rates have started to decline, they remain high relative to interest rates in 2022. Additionally, raising equity capital for land development deals remains challenging. These conditions could apply downward pricing pressures on our remaining assets. In making decisions regarding whether and when to transact on each of the Company’s remaining assets, the Company considers various factors including, but not limited to, the breadth of the buyer universe, macroeconomic conditions, the availability and cost of financing, as well as corporate, operating and other capital expenses required to carry the asset. If these challenging market conditions persist, then we expect that they will continue to adversely impact the Plan of Sale proceeds from our assets and the amounts and timing of distributions to shareholders.

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

Our primary cash expenses consist of our property operating expenses, general and administrative expenses, interest expense, and construction and development related costs. Property operating expenses include: real estate taxes, repairs and maintenance, management fees, insurance, ground lease costs and utilities; general and administrative expenses include payroll, office expenses, professional fees, and other administrative expenses; and interest expense includes interest on our Term Loan Facility. In addition, we incur substantial non-cash charges for depreciation of our properties and amortization of intangible assets and liabilities.

Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Revenue
Rental income	$1,909	$4,457	$(2,548)
Expenses
Property operating	(1,461)	(2,908)	1,447
Real estate taxes	(333)	(953)	620
Depreciation and amortization	(400)	(2,075)	1,675
General and administrative	(5,292)	(15,693)	10,401
Gain on sale of real estate, net	—	6,936	(6,936)
Impairment of real estate assets	(15,183)	—	(15,183)
Equity in loss of unconsolidated entities	(7,167)	(7,928)	761
Interest and other income (expense), net	371	860	(489)
Interest expense	(2,903)	(5,230)	2,327

Rental Income

The decrease of $2.5 million in rental income for the three months ended March 31, 2026 was primarily due to a decrease of approximately $2.7 million related to property sales and was partially offset by a reversal of bad debt of $0.1 million.

Property Operating Expenses

The decrease of $1.4 million in property operating expense for the three months ended March 31, 2026 was primarily due to a decrease of $1.8 million related to property sales and was partially offset by an increase in utilities and insurance of $0.3 million related to the remaining properties.

Real Estate Taxes

Real estate taxes decreased by approximately $0.6 million due to property sales.

Depreciation and Amortization Expenses

The decrease of $1.7 million in depreciation and amortization expenses for the three months ended March 31, 2026 was primarily due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation and third-party consulting fees, professional fees, office expenses and overhead expenses.

The decrease of $10.4 million for the three months ended March 31, 2026 was primarily driven by a $9.8 million decrease in personnel expense, including $6.5 million of severance expense; a decrease of $0.4 million of office rent and ground rent, and a decrease of $0.2 million of legal fees.

Gain on Sale of Real Estate, Net

There were no sales during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company sold one property for $29.6 million and recorded a gain on sale totaling $6.9 million.

Impairment of Real Estate Assets

During the three months ended March 31, 2026, the Company recognized a $15.2 million of impairment of real estate assets due to a marketed process that resulted in receiving offers below carrying value.

There were no impairments recorded during the three months ended March 31, 2025.

Equity in Loss of Unconsolidated Entities

During the three months ended March 31, 2026, $5.2 million of other-than-temporary impairment losses and a $2.7 million loss on sale of a portion of an Unconsolidated Property were recorded compared to an $8.5 million other-than-temporary impairment loss. A sale of the Company’s interest in the SPS Portfolio Holdings II LLC joint venture during the second quarter of 2025 resulted in decreased losses for three months ended March 31, 2026. These factors resulted in a decrease in loss of $0.8 million.

Interest and Other Income (Expense), Net

For the three months ended March 31, 2026, interest and other income (expense), net decreased by $0.5 million primarily due to a decrease in interest income as a result of maintaining lower cash balances.

Interest Expense

The decrease of $2.3 million in interest expense for the three months ended March 31, 2026 was driven by partial Term Loan Facility pay downs subsequent to March 31, 2025, partially offset by an increase in amortization expense of deferred financing costs.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations during the three months ended March 31, 2026 and the Company recorded net operating cash outflows of $5.7 million. Additionally, the Company generated net investing cash inflows of $3.4 million during the three months ended March 31, 2026, which were driven by distributions from unconsolidated entities partially offset by development expenditures and investments in unconsolidated entities.

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
o
From the approval of the Plan of Sale on October 24, 2022 through March 31, 2026, we sold 94 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $1.2 billion of gross proceeds.
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
o
From the approval of the Plan of Sale on October 24, 2022 through March 31, 2026, we sold our interests in 12 Unconsolidated Properties and generated approximately $159.6 million of gross proceeds.
•
Unconsolidated Properties. We had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds from July 2017 through March 31, 2026. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities.

Subsequent to March 31, 2026, we sold one Consolidated Property for gross proceeds of $11.0 million.

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

On July 28, 2025, the Company exercised its extension option pursuant to the Fourth Term Loan Amendment (as defined in Note 6 – Debt of the Notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q) and on July 30, 2025, the Company paid a 2% extension fee equal to $4.0 million extending the maturity date to July 31, 2026. The Company also paid the incremental facility fee of $4.0 million. All other terms under the Term Loan Agreement shall remain unchanged during the extension period including the interest rate and the incremental facility fee in accordance with the Term Loan Agreement.

During the three months ended March 31, 2026, we did not make any payments against the principal of the Term Loan Facility. Our outstanding balance as of March 31, 2026, is $50.0 million.

See Note 1 – Organization of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of liquidity and going concern.

Cash Flows for the Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table summarizes the Company’s cash flow activities for the three months ended March 31, 2026 and 2025, respectively (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Net cash used in operating activities	$(5,721)	$(9,193)	$3,472
Net cash provided by investing activities	3,421	19,841	(16,420)
Net cash used in financing activities	(1,171)	(1,225)	54

Cash Flows from Operating Activities

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses. Rental revenues are not sufficient to cover these expenses.

Significant components of net cash used in operating activities included:

•
In 2026, decreases in accounts payable, accrued expenses, and other liabilities, a decrease in prepaid expenses, a decrease in equity in loss from unconsolidated entities and an increase in distributions from unconsolidated entities.
•
In 2025, a decrease in operating cash, partially offset by an increase to tenant and other receivables and an increase to accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

•
In 2026, $6.0 million of distributions from unconsolidated entities, partially offset by ($2.4) million of investment in unconsolidated entities and ($0.1) million of development of real estate; and
•
In 2025, $28.8 million of net proceeds from the sale of real estate and $4.4 million of distributions from unconsolidated entities partially offset by development of real estate of ($13.3) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

•
In 2026, cash payments of preferred dividends, ($1.2) million partially offset by a contribution from non-controlling interest of $54.0 thousand; and
•
In 2025, cash payments of preferred dividends, ($1.2) million.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during the three months ended March 31, 2026 and 2025, respectively. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Company’s Board of Trustees also declared the following dividends on the Company’s Series A Preferred Shares during 2026 and 2025:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2026
April 20	June 30	July 15	$0.43750
February 25	March 31	April 15	0.43750
2025
October 29	December 31	January 15, 2026	$0.43750
July 23	September 30	October 15	0.43750
May 8	June 30	July 15	0.43750
February 26	March 31	April 15	0.43750

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in but exercises significant influence under the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of March 31, 2026 and December 31, 2025, we did not have any off balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2025.

Capital Expenditures

During the three months ended March 31, 2026, the Company invested $0.1 million in its consolidated properties and $2.4 million in its unconsolidated entities. During the three months ended March 31, 2025, the Company invested $13.3 million in its consolidated properties.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2025 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the three months ended March 31, 2026, there were no material changes to these policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in the Quantitative and Qualitative Disclosures about Market Risk set forth in our 2025 Annual Report on Form 10-K.

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

As previously reported, management identified material weaknesses due to deficiencies in the design and operating effectiveness of controls which remain unremediated as of, and for the three months ended March 31, 2026. The material weaknesses identified in our internal control over financial reporting related to: (i) level of precision of the review of the general ledger and underlying reconciliations, and (ii) lack of appropriate segregation of duties over journal entries. These deficiencies contributed to the potential for there to be material errors in our financial statements.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, there were no changes in internal control over financial reporting that occurred during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Please refer to Item 1A—Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 for a description of certain material risks and uncertainties to which our business, financial condition and results of operations are subject. There have been no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)
None.
b)
None.
c)
During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SERITAGE GROWTH PROPERTIES

Dated: May 14, 2026	/s/ Adam Metz
	By:	Adam Metz
President and Chief Executive Officer (Principal Executive Officer)

Dated: May 14, 2026	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)