Form 10-Q
period 2026-06-30
Seritage Growth Properties
filed 2026-08-14
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 13, 2026, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,324,607
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	June 30, 2026	December 31, 2025
ASSETS
Investment in real estate
Land	$19,754	$25,406
Buildings and improvements	124,834	134,946
Accumulated depreciation	(15,455)	(14,908)
	129,133	145,444
Construction in progress	-	629
Net investment in real estate	129,133	146,073
Real estate held for sale	2,281	8,692
Investment in unconsolidated entities	143,326	156,242
Cash and cash equivalents	48,426	48,088
Restricted cash	14,435	14,197
Tenant and other receivables, net	3,372	3,665
Lease intangible assets, net	-	171
Prepaid expenses, deferred expenses and other assets, net	12,606	16,651
Total assets (1)	$353,579	$393,779

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility, net	$49,660	$47,677
Accounts payable, accrued expenses and other liabilities	11,043	13,302
Liabilities related to real estate held for sale	659	-
Total liabilities (1)	61,362	60,979

Commitments and Contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,324,607 shares issued and outstanding as of June 30, 2026 and December 31, 2025	562	562
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025; liquidation preference of $70,000	28	28
Additional paid-in capital	1,362,028	1,362,719
Accumulated deficit	(1,070,401)	(1,031,893)
Total shareholders' equity	292,217	331,416
Non-controlling interests	-	1,384
Total equity	292,217	332,800
Total liabilities and equity	$353,579	$393,779

(1) The Company's condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. As of June 30, 2026, the Company no longer holds any consolidated VIEs. The consolidated balance sheets, as of December 31, 2025, include the following amounts related to our consolidated VIEs: $8.7 million included in real estate held for sale, $9.9 thousand of cash, $9.5 thousand of tenant and other receivables and $74.5 thousand of accounts payable, accrued expenses and other liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
REVENUE
Rental income	$1,760	$4,526	$3,669	$8,983
Management and other fee income	114	127	255	269
Total revenue	1,874	4,653	3,924	9,252
EXPENSES
Property operating	761	3,237	2,222	6,145
Real estate taxes	384	692	717	1,645
Depreciation and amortization	390	2,040	790	4,115
General and administrative	5,096	6,172	10,388	21,865
Total expenses	6,631	12,141	14,117	33,770
Gain on sale of real estate	35	1,967	35	8,903
Loss on sale of interests in unconsolidated entities	—	(1,417)	—	(1,417)
Impairment of real estate assets	—	(18,000)	(15,183)	(18,000)
Equity in income (loss) of unconsolidated entities	508	756	(6,659)	(7,172)
Interest and other income (expense), net	1,022	930	1,393	1,790
Interest expense	(2,936)	(5,139)	(5,839)	(10,369)
Loss before income taxes	(6,128)	(28,391)	(36,446)	(50,783)
Benefit (provision) from income taxes	—	(115)	—	75
Net loss	(6,128)	(28,506)	(36,446)	(50,708)
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,450)
Net loss attributable to Seritage common shareholders	$(7,353)	$(29,731)	$(38,896)	$(53,158)

Net loss per share attributable to Seritage Class A common shareholders - Basic	$(0.13)	$(0.53)	$(0.69)	$(0.94)
Net loss per share attributable to Seritage Class A common shareholders - Diluted	$(0.13)	$(0.53)	$(0.69)	$(0.94)
Weighted-average Class A common shares outstanding - Basic	56,324	56,324	56,324	56,304
Weighted-average Class A common shares outstanding - Diluted	56,324	56,324	56,324	56,304

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2026	56,324	$562	2,800	$28	$1,362,719	$(1,031,893)	$1,384	$332,800
Net loss	—	—	—	—	—	(36,446)	—	(36,446)
Preferred dividends declared ($0.875 per share)	—	—	—	—	—	(2,450)	—	(2,450)
Contributions to consolidated VIEs	—	—	—	—	—	—	54	54
Distributions from consolidated VIEs	—	—	—	—	(691)	388	(1,438)	(1,741)
Balance at June 30, 2026	56,324	$562	2,800	$28	$1,362,028	$(1,070,401)	$-	$292,217

Balance at January 1, 2025	56,274	$562	2,800	$28	$1,362,644	$(958,778)	$1,347	$405,803
Net loss	—	—	—	—	—	(50,708)	—	(50,708)
Preferred dividends declared ($0.875 per share)	—	—	—	—	—	(2,450)	—	(2,450)
Vesting of restricted share units	88	—	—	—	—	—	—	—
Restricted stock withholdings	(38)	—	—	—	(127)	—	—	(127)
Share-based compensation	—	—	—	—	201	—	—	201
Contributions to consolidated VIEs	—	—	—	—	—	—	18	18
Balance at June 30, 2025	56,324	$562	2,800	$28	$1,362,718	$(1,011,936)	$1,365	$352,737

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at April 1, 2026	56,324	$562	2,800	$28	$1,362,719	$(1,063,436)	$1,438	$301,311
Net loss	—	—	—	—	—	(6,128)	—	(6,128)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Distributions from consolidated VIEs	—	—	—	—	(691)	388	(1,438)	(1,741)
Balance at June 30, 2026	56,324	$562	2,800	$28	$1,362,028	$(1,070,401)	$-	$292,217

Balance at April 1, 2025	56,324	$562	2,800	$28	$1,362,718	$(982,205)	$1,347	$382,450
Net loss	—	—	—	—	—	(28,506)	—	(28,506)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Contributions to consolidated VIEs	—	—	—	—	—	—	18	18
Balance at June 30, 2025	56,324	$562	2,800	$28	$1,362,718	$(1,011,936)	$1,365	$352,737

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(36,446)	$(50,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated entities	6,659	7,172
Loss on sale of interests in unconsolidated entities	—	1,417
Distributions from unconsolidated entities	2,346	2,605
Gain on sale of real estate	(35)	(8,903)
Impairment of real estate assets	15,183	18,000
Share-based compensation	—	201
Depreciation and amortization	790	4,115
Amortization of deferred financing costs	1,983	—
Amortization of above and below market leases, net	82	87
Straight-line rent adjustment	(5)	225
Non-cash lease expense	1	875
Change in operating assets and liabilities
Tenant and other receivables	298	470
Prepaid expenses, deferred expenses and other assets	3,766	970
Accounts payable, accrued expenses and other liabilities	(1,913)	2,240
Net cash used in operating activities	(7,291)	(21,234)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(2,519)	(362)
Distributions from unconsolidated entities	6,430	4,838
Net proceeds from sale of interests in unconsolidated entities	—	8,092
Net proceeds from sale of real estate	8,989	51,560
Development of real estate	(896)	(18,041)
Net cash provided by investing activities	12,004	46,087
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan	—	(40,000)
Preferred dividends paid	(2,450)	(2,450)
Contributions from non-controlling member of consolidated variable interest entities	54	18
Distributions to non-controlling member of consolidated variable interest entities	(1,741)	—
Net cash used in financing activities	(4,137)	(42,432)
Net increase (decrease) in cash and cash equivalents, and restricted cash	576	(17,579)
Cash and cash equivalents, and restricted cash, beginning of period	62,285	97,709
Cash and cash equivalents, and restricted cash, end of period	$62,861	$80,130

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2026	2025
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$48,088	$85,206
Restricted cash at beginning of period	14,197	12,503
Cash and cash equivalents and restricted cash at beginning of period	$62,285	$97,709

Cash and cash equivalents at end of period	$48,426	$71,802
Restricted cash at end of period	14,435	8,328
Cash and cash equivalents and restricted cash at end of period	$62,861	$80,130

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$3,774	$10,536
Income taxes paid	—	128
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to development of real estate	$332	$6,220
Preferred dividends declared and unpaid	1,225	1,225

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of June 30, 2026, the Company’s portfolio consisted of interests in nine properties comprised of approximately 0.8 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 139 acres of land. The portfolio encompasses four consolidated properties consisting of approximately 0.3 million square feet of GLA and 56 acres (such properties, the “Consolidated Properties”) and five unconsolidated entities consisting of approximately 0.5 million square feet of GLA and 83 acres (such properties, the “Unconsolidated Properties”).

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board of Trustees to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale is expected to increase the universe of potential buyers by allowing Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of June 30, 2026, Mr. Lampert owns approximately 23.8% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

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

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations during the six months ended June 30, 2026, and the Company recorded net operating cash outflows of $7.3 million. Additionally, the Company generated net investing cash inflows of $12.0 million during the six months ended June 30, 2026, which were driven by distributions from unconsolidated entities and real estate sales and partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, but not limited to, cash on hand, sales of Consolidated Properties and sales of Unconsolidated Properties. During the six months ended June 30, 2026, the Company sold one Consolidated Property for gross proceeds of $11.0 million and received a distribution from an unconsolidated joint venture of $5.7 million due to the sale of a portion of an Unconsolidated Property. The Company did not make any paydowns on the Term Loan Facility during the six months ended June 30, 2026, however it paid off the Term Loan Facility subsequent to period end and entered into a new revolving loan facility as described further below and in Note 6, Debt.

Going Concern

In accordance with ASC 205-40, Presentation of Financial Statements - Going Concern, for each annual and interim reporting period, management evaluates whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the financial statements are issued. As part of this evaluation, the Company takes into consideration all Obligations and certain development expenditures due within the subsequent 12 months, as well as cash on hand and expected cash receipts, plus drawdowns from our new revolving loan facility as described below.

In the prior period ended March 31, 2026, and the year ended December 31, 2025, the Company concluded that management’s plans did not alleviate substantial doubt about its ability to continue as a going concern because anticipated proceeds from asset sales and cash on hand were insufficient to meet its obligations, including the Term Loan Facility that was scheduled to mature on July 31, 2026.

Subsequent to June 30, 2026, the Company sold one Consolidated Property for gross proceeds of $3.0 million and received a distribution from an unconsolidated joint venture of $8.9 million due to the sale of a portion of an Unconsolidated Property. Additionally, on July 24, 2026, the Company entered into (i) a Loan and Security Agreement (the “Real Estate Loan”) providing for a $15.0 million term loan and (ii) a Business Loan Agreement (the “Revolver”), as amended by an omnibus agreement, providing for a $25.0 million revolving loan. At closing of the Revolver, the Company drew $15.0 million, and has $10.0 million available and unfunded. The Company used the proceeds from the closing of the Real Estate Loan and the initial draw under the Revolver, together with cash on hand, to fully repay the $50.0 million outstanding balance on the existing term loan facility that was scheduled to mature on July 31, 2026. The Real Estate Loan is collateralized by the Company’s interest in three Consolidated Properties and bears interest at an annual rate of one-month SOFR plus 2.75% which interest rate shall be reduced to one-month SOFR plus 2.25% if the outstanding balance is reduced to $10.0 million or less. The Revolver is collateralized by $25.0 million of cash held in a restricted account with the lender. Drawn amounts under the Revolver bear interest at an annual rate equal to a spread of 2.0% above the money market rate on the cash collateral which is currently 3.5% for 12 months from closing and thereafter resets annually. Both the Real Estate Loan and the Revolver mature on July 24, 2028 and have a one-year extension option, subject to the adherence of certain conditions defined in the Real Estate Loan and Revolver.

The Company does not currently have any assets under contract with closings that are deemed probable within the 12 month period. As the outstanding balance of the new term loan facility and the revolving loan facility is not due within the one year after the date that the financial statements are issued, they are not factored into the Company’s analysis as current obligations.

Management estimates existing cash on hand, the ability to draw on the remaining unfunded Revolver, and expected rental income would allow the Company to fund its Obligations and certain development expenditures. As a result, the Company has concluded that management’s plans alleviate substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2026.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2025. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three and six months ended June 30, 2026 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which they have a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates such entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of December 31, 2025, the Company consolidated one VIE in which we were considered the primary beneficiary, as the Company had the power to direct the activities of the entity. As of June 30, 2026, the Company does not have investments in any consolidated VIEs. As of June 30, 2026 and December 31, 2025, the Company has investments in five unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of June 30, 2026, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

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

The Company, on a periodic basis, assesses whether there are indicators that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects, including the effects of demand, competition, and other economic factors, such as discount rates and market comparables. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment losses of $15.2 million during the six months ended June 30, 2026. The Company did not recognize an impairment loss during the three months ended June 30, 2026. The Company recognized an impairment loss of $18.0 million during the three and six months ended June 30, 2025.

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

The following table summarizes the Company’s gain on sale of real estate during the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Dispositions to third parties
Cash proceeds	$8,989	$23,000	$8,989	$52,639
Gain on sale of real estate	35	1,967	35	8,938

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

As of June 30, 2026, one property was classified as held for sale with assets of $2.3 million and liabilities of $0.7 million. As of December 31, 2025, one property was classified as held for sale with assets of $8.7 million and no liabilities. Subsequent to June 30, 2026, the Company sold one Consolidated Property for gross proceeds of $3.0 million and received a distribution from an unconsolidated joint venture of $8.9 million due to the sale of a portion of an Unconsolidated Property.

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

The Company did not record an other-than-temporary impairment loss for the three months ended June 30, 2026 and the Company recorded $5.2 million in other-than-temporary impairment loss for the six months ended June 30, 2026. The Company did not record an other-than-temporary impairment losses for the three months ended June 30, 2025 and the Company recorded $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the six months ended June 30, 2025.

Cash and Cash Equivalents

The Company considers instruments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

Restricted Cash

As of June 30, 2026 and December 31, 2025, restricted cash represents cash collateral for letters of credit.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of June 30, 2026, the Company has two tenants that comprise 45.1% and 33.3%, respectively, of annualized base rent, with no other tenants exceeding 10.0% of annualized base rent. The Company’s portfolio of four Consolidated Properties and five Unconsolidated Properties was diversified by location across six states. For the six months ended June 30, 2026, of the four consolidated properties, approximately 87.2% of our total rental income was concentrated in Pennsylvania.

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

Note 3 – Lease Intangible Assets and Liabilities

The following table summarizes the Company’s lease intangible assets (acquired in-place leases and above-market leases) and liabilities (acquired below-market lease, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets), net of accumulated amortization, as of December 31, 2025 (in thousands):

December 31, 2025
	Gross	Accumulated
Lease Intangible Assets	Asset	Amortization	Balance
In-place leases, net	$294	$(123)	$171
Total	$294	$(123)	$171

	Gross	Accumulated
Lease Intangible Liabilities	Liability	Amortization	Balance
Below-market leases, net	$(1,168)	$489	$(679)
Total	$(1,168)	$489	$(679)

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $7.8 thousand and $7.3 thousand for the three months ended June 30, 2026 and 2025, respectively, and $19.4 thousand and $14.6 thousand for the six months ended June 30, 2026 and 2025, respectively.

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $2.0 thousand and $48.3 thousand for the three months ended June 30, 2026 and 2025, respectively, and $4.9 thousand and $96.7 thousand for the six months ended June 30, 2026 and 2025, respectively.

There were no acquired in-place leases or below-market leases as of June 30, 2026.

Amortization of an acquired below-market ground lease resulted in additional property expense of $50.7 thousand for the three months ended June 30, 2026 and 2025, respectively and $101.4 thousand for the six months ended June 30, 2026 and 2025, respectively.

Future amortization of these lease intangibles is set forth below (in thousands):

Below Market Ground Lease
Remainder of 2026	$101
2027	203
2028	203
2029	203
2030	203
2031	203
Thereafter	8,419

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

As of June 30, 2026, the Company has investments in five unconsolidated entities as follows:

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

Each reporting period, the Company re-analyzes the primary inputs that determine the Contribution Value and the gain or loss for those unconsolidated entities subject to a revaluation. As of June 30, 2026, the Company has one remaining instance where the Contribution Value is subject to a revaluation under certain conditions. The Company did not recognize any gains or loss on revaluation during the six months ended June 30, 2026 and 2025.

Summarized Financial Information for Unconsolidated Entities

The following tables present summarized financial data for UTC JV (in thousands):

	June 30, 2026	December 31, 2025
ASSETS
Investment in real estate
Land	$27,992	$27,992
Buildings and improvements	149,373	149,373
Accumulated depreciation	(19,983)	(17,324)
	157,382	160,041
Construction in progress	3,640	3,521
Net investment in real estate	161,022	163,562
Cash and cash equivalents	1,202	1,642
Tenant and other receivables, net	11,570	11,780
Other assets, net	10,121	10,236
Total assets	$183,915	$187,220

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	5,372	6,026
Total liabilities	5,372	6,026

Members' Interest
Total members' interest	178,543	181,194
Total liabilities and members' interest	$183,915	$187,220
Carrying value of Company's investments in unconsolidated entities	$94,220	$95,475

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$4,183	$5,052	$8,335	$9,834
Property operating expenses	(834)	(641)	(1,567)	(1,289)
Depreciation and amortization	(1,557)	(1,692)	(3,115)	(3,257)
Operating income	1,792	2,719	3,653	5,288
Other income (expenses)	(37)	(134)	(59)	(293)
Net income	$1,755	$2,585	$3,594	$4,995
Equity in income of unconsolidated entities (1)	$913	$1,328	$1,868	$2,606

(1)
Equity in income (loss) of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The following tables present combined condensed financial data for all of the Company’s Unconsolidated Entities, excluding UTC JV (in thousands):

	June 30, 2026	December 31, 2025
ASSETS
Investment in real estate
Land	$56,828	$60,931
Buildings and improvements	30,991	30,991
Accumulated depreciation	(11,106)	(10,466)
	76,713	81,456
Construction in progress	50,106	70,207
Net investment in real estate	126,819	151,663
Cash and cash equivalents	12,401	7,817
Tenant and other receivables, net	15,285	345
Other assets, net	326	15,625
Total assets	$154,831	$175,450

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Accounts payable, accrued expenses and other liabilities	11,467	12,076
Total liabilities	11,467	12,076

Members' Interest
Total members' interest	143,364	163,374
Total liabilities and members' interest	$154,831	$175,450
Carrying value of Company's investments in unconsolidated entities	$49,106	$60,767

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$141	$695	$703	$984
Property operating expenses	(688)	(1,053)	(1,381)	(1,889)
Depreciation and amortization	(321)	(754)	(640)	(1,696)
Operating loss	(868)	(1,112)	(1,318)	(2,601)
Other income (expenses)	42	22	132	157
Gain (loss) on sale	74	-	(8,512)	-
Net loss	$(752)	$(1,090)	$(9,698)	$(2,444)
Equity in loss of unconsolidated entities (1)	$(405)	$(572)	$(8,527)	$(9,778)

(1)
Equity in (loss) of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. The Company utilizes appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. The Company did not record an other-than-temporary loss for the three months ended June 30, 2026 or for the three months ended June 30, 2025. The Company recorded $5.2 million and $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the six months ended June 30, 2026 and 2025, respectively, which is included in equity in income (loss) of unconsolidated entities within the condensed consolidated statements of operations.

As of June 30, 2026, the Company has put rights for one asset in one of its unconsolidated entities, however, since this property is vacant, the 50% occupancy threshold to exercise this put right has not been met.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. Refer to Note 2 for the Company’s accounting policies. The Company earned $0.1 million from these services for the three months ended June 30, 2026 and 2025, and $0.3 million and $0.2 million from these services for the six months ended June 30, 2026 and 2025, respectively.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, and rents related to tenants in default, under non-cancelable operating leases executed as of June 30, 2026 is approximately as follows (in thousands):

June 30, 2026
Remainder of 2026	$2,498
2027	4,934
2028	2,178
2029	397
2030	414
2031	414
Thereafter	1,000
Total	$11,835

The components of rental revenues for the three and six months ended June 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Fixed rental revenues	$1,459	$2,848	$3,013	$6,098
Variable rental revenues	292	1,636	632	3,095
Total rental revenues	$1,751	$4,484	$3,645	$9,193

Lessee Disclosures

As of June 30, 2026 and December 31, 2025, the Company has one ground lease which is classified as an operating lease. As of June 30, 2026, and December 31, 2025, the outstanding amount of right of use (“ROU”) assets was $10.1 million and $10.2 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the condensed consolidated balance sheets. As of June 30, 2026, and December 31, 2025, respectively, the outstanding lease liabilities was $0.6 million, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

The Company recorded rent expense related to leased corporate office space of $56.6 thousand and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively. Such rent expense is classified within general and administrative expenses on the condensed consolidated statements of operations.

On July 28, 2025, the Company entered into a one year extension for a portion of its office space at a cost of $19.0 thousand per month. The Company elected a short term lease exemption permissible under ASC 842 as the lease has no options to additionally extend and there are no costs associated with the end of the lease.

On July 27, 2026, the Company entered into an amendment to its office lease which provides for a one year extension of its office space at a cost of $20.2 thousand per month. The Company elected a short term lease exemption permissible under ASC 842 as the lease has no options to additionally extend and there are no costs associated with the end of the lease.

In addition, the Company recorded ground rent expense of approximately $11.2 thousand for the three months ended June 30, 2026 and 2025, respectively, and $22.5 thousand for the six months ended June 30, 2026 and 2025, respectively. Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

As of June 30, 2026, the Company expects to make cash payments on operating leases of $41.3 thousand in 2026, $45.0 thousand in 2027, $45.0 thousand in 2028, $45.0 thousand in 2029, $45.0 thousand in 2030, $45.0 thousand in 2031, and $1.9 million for the periods thereafter. The present value discount is ($0.6) million.

The following table sets forth information related to the measurement of our lease liabilities as of June 30, 2026:

June 30, 2026
Weighted-average remaining lease term (in years)	47.5
Weighted-average discount rate	7.52%
Cash paid for operating leases (in thousands)	$135

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and includes a $400 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230 million voluntary prepayment, reducing the unpaid principal balance to $800 million, and the debt maturity was extended for two years to July 31, 2025. On July 30, 2025, the Company paid a 2% extension fee equal to $4.0 million extending the maturity date to July 31, 2026, as further described below. At June 30, 2026, the unpaid principal balance was $50 million. As described below, subsequent to June 30, 2026, the Company repaid the Term Loan Facility in full.

Funded amounts under the Term Loan Facility bear interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility are subject to an annual fee of 1.0% until drawn. The Company prepays the annual fee and amortizes the expense to interest expense on the condensed consolidated statements of operations.

The Term Loan Facility is guaranteed by the Company and, subject to certain exceptions, is required to be guaranteed by all existing and future subsidiaries of the Operating Partnership. The Term Loan Facility is secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Operating Partnership and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contains a requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics described below, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement. As of June 30, 2026, mortgages were recorded on three Consolidated Properties.

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

As of June 30, 2026, the Company was not in compliance with certain of the financial metrics described above. As a result, the Company was previously required to receive the consent of Berkshire Hathaway to dispose of assets via sale or contribution to another entity and as of June 16, 2022, Berkshire Hathaway had provided such consent for all such transactions submitted for approval. The Third Term Loan Amendment (defined below), executed on June 16, 2022, eliminates this requirement. The Company believes it is in compliance with all other terms and conditions of the Term Loan Agreement.

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

The extension fees paid were recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the remaining term of the Term Loan Agreement. As of June 30, 2026, the unamortized balance of the Company’s extension fees was $0.3 million.

As of June 30, 2026, the Company has paid down $1.55 billion towards the Term Loan Facility’s unpaid principal balance. The aggregate principal amount outstanding under the Term Loan Facility as of June 30, 2026 was $50.0 million.

Real Estate Loan / Revolver

On July 24, 2026, certain affiliates of the Company entered into a Real Estate Loan providing for a $15.0 million term loan and a Revolver providing for a $25.0 million revolving loan. At closing, the Company drew $15.0 million under the Revolver and has $10.0 million available and unfunded. The Company used the proceeds of the Real Estate Loan and the Revolver together with cash on hand to repay the $50.0 million outstanding balance of the Term Loan Facility and to pay transaction and related costs. The Real Estate Loan is collateralized by the Company’s interest in three Consolidated Properties and bears interest at an annual rate of one-month SOFR plus 2.75% which interest rate shall be reduced to one-month SOFR plus 2.25% if the outstanding balance is reduced to $10.0 million or less. The Revolver is collateralized by $25.0 million of cash held in a restricted account with the lender. Drawn amounts under the Revolver bear interest at an annual rate equal to a spread of 2.0% above the money market rate on the cash collateral which is currently 3.5% for 12 months from closing and thereafter resets annually. Both the Real Estate Loan and the Revolver mature on July 24, 2028 and have a one-year extension option.

Note 7 – Income Taxes

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax benefit of $3.5 million and $6.6 million for the three months ended June 30, 2026 and 2025, respectively, and $10.4 million and $11.3 million for the six months ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the Company has recorded a full valuation allowance of $264.8 million against the deferred tax asset (the “DTA”) pursuant to ASC 740, as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilized to offset any taxes due on those gains to the extent of the DTAs.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2026 primarily due to changes in the valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $264.8 million as of June 30, 2026 consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of June 30, 2026 and December 31, 2025, respectively.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of June 30, 2026. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company's assets measured at fair value on a non-recurring basis as of June 30, 2026 and December 31, 2025 (in thousands), aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	June 30, 2026	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$49,696	$-	$49,696	$-
Other-than-temporary impaired investments in unconsolidated entities	$18,576	$-	$18,576	$-

	Balance	Fair Value Measurements Using
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Other-than-temporary impaired investments in unconsolidated entities	$31,075	$31,075	$-	$-

In accordance with ASC 360-10, Property, Plant and Equipment, the Company reviews the carrying value of its real estate assets at each reporting period. .The Company did not record an impairment loss during the three months ended June 30, 2026. The Company recorded impairment losses of $18.0 million for the three months ended June 30, 2025, and $15.2 million and $18.0 million for the six months ended June 30, 2026 and 2025, respectively, on real estate assets which is included in impairment on real estate assets within the condensed consolidated statements of operations. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company reviews the carrying value of its investments in unconsolidated entities at each reporting period. The Company did not record any other-than-temporary losses for the three months ended June 30, 2026 and 2025, respectively. The Company recorded $5.2 million and $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the six months ended June 30, 2026 and 2025, respectively.

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and the Term Loan Facility. The fair value of the Term Loan Facility is classified as Level 2. Cash equivalents and restricted cash are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings. As of June 30, 2026 and December 31, 2025, the estimated fair values of the Company’s debt obligations were $49.8 million and $50.0 million, respectively, which approximated the carrying value at such dates as the current rate approximates the stated rates on the Company’s debt obligations.

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

On July 6, 2022, Mr. Lampert converted all of his remaining Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he no longer holds a direct interest in the Operating Partnership and he owns approximately 23.8% of the outstanding Class A shares as of June 30, 2026.

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee of $0.1 million and reimbursement for certain employee expenses. The Company paid Winthrop $0.6 million and $0.7 million during the three months ended June 30, 2026 and 2025, respectively. The Company paid Winthrop $1.4 million and $1.7 million during the six months ended June 30, 2026 and 2025, respectively.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

At June 30, 2026 and December 31, 2025, there was $1.9 million and $1.8 million, respectively, in receivables from unconsolidated entities for reimbursable costs and is included in tenant and other receivables on the condensed consolidated balance sheets. In addition, during the year ended December 31, 2025, the Company advanced $1.7 million to one of its joint venture partners pursuant to its joint venture agreement and is included in tenant and other receivables, net. This receivable is to be repaid by preferred distributions from the joint venture. The balance of the receivable was $1.4 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, there was $20.5 thousand and $24.2 thousand, respectively, in payables to unconsolidated entities and is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

At June 30, 2026, the Company had a put right on one property held by one unconsolidated entity, which may require the Company’s partner to buy out the Company’s investment in such property. During the three and six months ended June 30, 2026 and 2025, the Company did not exercise any put rights. As of June 30, 2026, the threshold to exercise this put right had not been met.

Note 11 – Shareholders’ Equity

Class A Common Shares

As of June 30, 2026, 56,324,607 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of June 30, 2026, there were no Class B non-economic common shares issued or outstanding.

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

Our Board of Trustees will determine future distributions following the pay down of the Term Loan Facility.

The Company’s Board of Trustees also declared the following dividends on preferred shares during 2026 and 2025:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2026
July 28	September 30	October 15	$0.43750
April 20	June 30	July 15	0.43750
February 25	March 31	April 15	0.43750
2025
October 29	December 31	January 15, 2026	$0.43750
July 23	September 30	October 15	0.43750
May 8	June 30	July 15	0.43750
February 26	March 31	April 15	0.43750

Note 12 – Earnings (Loss) per Share

The table below provides a reconciliation of net loss and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares.

(in thousands except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator - Basic and Diluted
Net loss	$(6,128)	$(28,506)	$(36,446)	$(50,708)
Preferred dividends	(1,225)	(1,225)	(2,450)	(2,450)
Net loss attributable to common shareholders - Basic and Diluted	$(7,353)	$(29,731)	$(38,896)	$(53,158)

Denominator - Basic and Diluted
Weighted-average Class A common shares outstanding	56,324	56,324	56,324	56,304
Weighted-average Class A common shares outstanding - Basic	56,324	56,324	56,324	56,304
Weighted-average Class A common shares outstanding - Diluted	56,324	56,324	56,324	56,304

Loss per share attributable to Class A common shareholders - Basic	$(0.13)	$(0.53)	$(0.69)	$(0.94)
Loss per share attributable to Class A common shareholders - Diluted	$(0.13)	$(0.53)	$(0.69)	$(0.94)

No adjustments were made to the numerator for the three and six months ended June 30, 2026 and 2025, respectively, because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and six months ended June 30, 2026 and 2025, respectively, as there were no outstanding non-vested restricted shares.

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

Restricted Shares and Share Units

Pursuant to the Plan, the Company periodically made grants of restricted shares or share units. The vesting terms of these grants were specific to the individual grant and varied in that a portion of the restricted shares and share units vested in equal annual amounts over the subsequent three years (time-based vesting) and a portion of the restricted shares and share units vested on the third, and in some instances, the fourth anniversary of the grants subject to the achievement of certain performance criteria (performance-based and market-based vesting).

In general, participating employees were required to remain employed for vesting to occur (subject to certain limited exceptions). Restricted shares and share units that did not vest were forfeited. Dividends on restricted shares and share units with time-based vesting were paid to holders of such shares and share units and were not returnable, even if the underlying shares or share units did not ultimately vest. Dividends on restricted shares and share units with performance-based vesting were accrued when declared and paid to holders of such shares on the third, and in some instances, the fourth anniversary of the initial grant subject to the vesting of the underlying shares.

As of March 31, 2025, all restricted shares were fully vested. The Company recognized $0.2 million in share-based compensation expense related to the restricted shares for the six months ended June 30, 2025. There was no share-based compensation expense related to the restricted shares for the three and six months ended June 30, 2026, or for the three months ended June 30, 2025, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

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

The table below reconciles total segment revenues to consolidated net loss and includes the significant segment expenses regularly provided to and reviewed by the CODM as part of their decision making process (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Total revenue	$1,874	$4,653	$3,924	$9,252
Real estate taxes	(384)	(692)	(717)	(1,645)
Common area maintenance	(591)	(1,459)	(1,596)	(3,118)
Property insurance	9	(1,454)	(262)	(2,387)
Personnel expenses (1)	(3,063)	(3,641)	(6,010)	(16,404)
Interest expense	(2,936)	(5,139)	(5,839)	(10,369)
Other segment items (2)	(1,037)	(20,659)	(25,946)	(26,112)
Loss before income taxes	$(6,128)	$(28,391)	$(36,446)	$(50,783)

(1)
Personnel expenses include expenses related to employee base compensation, bonuses, cash payments in lieu of equity, share-based compensation and third-party consulting fees.
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

Overview

Prior to our adoption of the Plan of Sale, we were principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of June 30, 2026, our portfolio consisted of interests in nine properties comprised of approximately 0.8 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 139 acres of land. The portfolio encompasses four consolidated properties consisting of approximately 0.3 million square feet of GLA and 56 acres and five unconsolidated entities consisting of approximately 0.5 million square feet of GLA and 83 acres.

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

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

We did not recognize any impairment losses for the three months ended June 30, 2026. For the six months ended June 30, 2026, we recognized a total of $15.2 million of impairment losses due to a marketed process that resulted in receiving offers below carrying value, which are included in impairment of real estate assets within the condensed consolidated statements of operations. In addition, we recognized $5.2 million in other-than-temporary impairment losses on our investments in unconsolidated entities during the six months ended June 30, 2026, which is included in equity in income (loss) of unconsolidated entities within the condensed consolidated statements of operations. We continue to evaluate our portfolio, including our development plans, hold periods and, if applicable, offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

Comparison of the Three Months Ended June 30, 2026 to the Three Months Ended June 30, 2025

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	$ Change
Revenue
Rental income	$1,760	$4,526	$(2,766)
Expenses
Property operating	(761)	(3,237)	2,476
Real estate taxes	(384)	(692)	308
Depreciation and amortization	(390)	(2,040)	1,650
General and administrative	(5,096)	(6,172)	1,076
Gain on sale of real estate	35	1,967	(1,932)
Loss on sale of interests in unconsolidated entities	—	(1,417)	1,417
Impairment of real estate assets	—	(18,000)	18,000
Equity in loss of unconsolidated entities	508	756	(248)
Interest and other income (expense), net	1,022	930	92
Interest expense	(2,936)	(5,139)	2,203

Rental Income

Rental income decreased by $2.8 million for the three months ended June 30, 2026, primarily due to property sales.

Property Operating Expenses

Property operating expenses decreased by $2.5 million primarily due to sales. The largest decreases were in common area maintenance, utilities, and insurance.

Real Estate Taxes

Real estate taxes decreased by approximately $0.3 million for the three months ended June 30, 2026 due to property sales.

Depreciation and Amortization Expenses

The decrease of $1.7 million in depreciation and amortization expenses for the three months ended June 30, 2026 was primarily due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation and third-party consulting fees, professional fees, office expenses and overhead expenses.

The decrease of $1.1 million for the three months ended June 30, 2026 was primarily driven by a decrease of $0.5 million in personnel costs, $0.4 million in office and ground rent, and $0.2 million in legal fees.

Gain on Sale of Real Estate

During the three months ended June 30, 2026, the company sold one property for $11.0 million and recorded a gain totaling $35.2 thousand, which is included in the gain on sale of real estate within the condensed consolidated statements of operations.

During the three months ended June 30, 2025, the Company sold one property for $23.0 million and recorded a gain totaling $2.0 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

Loss on Sale of Interests in Unconsolidated Entities

There were no sales of interest in Unconsolidated entities during the three months ended June 30, 2026.

During the three months ended June 30, 2025, the Company sold its remaining interest in the SPS Portfolio Holdings II LLC joint venture to an affiliate of its joint venture partner and recognized a loss of $1.4 million on the sale.

Impairment of Real Estate Assets

The Company did not recognize any impairment charges during the three months ended June 30, 2026.

During the three months ended June 30, 2025, the Company recognized an $18.0 million impairment of real estate assets as a result of the Company agreeing to sell one property at an amount below book value.

Equity in Loss of Unconsolidated Entities

During the three months ended June 30, 2026, equity in loss of Unconsolidated Entities decreased by ($0.2) million due an increase in income of $0.4 million from the Company’s investment in the UTC JV offset by an increase of losses of $0.2 million related to the Company’s other investments.

Interest and Other Income (Expense), Net

For the three months ended June 30, 2026, interest and other income (expense), net increased by $92.0 thousand primarily due to large legal refunds partially offset by a decrease in interest income as a result of maintaining lower cash balances.

Interest Expense

The decrease of $2.2 million in interest expense for the three months ended June 30, 2026 was driven by the partial Term Loan Facility paydowns subsequent to June 30, 2025, partially offset by an increase in amortization expense of deferred financing costs.

Comparison of the Six Months Ended June 30, 2026 to the Six Months Ended June 30, 2025

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Revenue
Rental income	$3,669	$8,983	$(5,314)
Expenses
Property operating	(2,222)	(6,145)	3,923
Real estate taxes	(717)	(1,645)	928
Depreciation and amortization	(790)	(4,115)	3,325
General and administrative	(10,388)	(21,865)	11,477
Gain on sale of real estate	35	8,903	(8,868)
Loss on sale of interests in unconsolidated entities	—	(1,417)	1,417
Impairment of real estate assets	(15,183)	(18,000)	2,817
Equity in income (loss) of unconsolidated entities	(6,659)	(7,172)	513
Interest and other income (expense), net	1,393	1,790	(397)
Interest expense	(5,839)	(10,369)	4,530

Rental Income

Rental income decreased by $5.3 million primarily due to property sales.

Property Operating Expenses

Property operating expenses decreased by $3.9 million primarily due to sales. The largest decreases were in common area maintenance, utilities, and insurance.

Real Estate Taxes

Real estate taxes decreased by $0.9 million primarily due to sales. Additionally, during the six months ended June 30, 2026, there were no real estate tax reduction fees and therefore no real estate tax refunds.

Depreciation and Amortization Expenses

The decrease of $3.3 million in depreciation and amortization during the six months ended June 30, 2026 was primarily due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation and third-party consulting fees, professional fees, office expenses and overhead expenses.

The decrease of $11.5 million was partially driven by the recognition of severance expense of $6.5 million for the six months ended June 30, 2025. Other decreasing costs include $3.1 million in personnel costs, $0.8 million office and ground rent, and $0.4 million in legal fees.

Gain on Sale of Real Estate

During the six months ended June 30, 2026, the company sold one property for $11.0 million and recorded a gain totaling $35.2 thousand, which is included in the gain on sale of real estate within the condensed consolidated statements of operations.

During the six months ended June 30, 2025, the Company sold two properties for $52.6 million and recorded a gain totaling $8.9 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

Loss on Sale of Interests in Unconsolidated Entities

There were no sales of interests in Unconsolidated entities for the six months ended June 30, 2026.

During the six months ended June 30, 2025, the Company sold its remaining interest in the SPS Portfolio Holdings II LLC joint venture to an affiliate of its joint venture partner and recognized a loss of $1.4 million on the sale.

Impairment of Real Estate Assets

During the six months ended June 30, 2026 the Company recognized a $15.2 million impairment of real estate assets due to a marketed process that resulted in receiving offers below carrying value.

During the six months ended June 30, 2025, the Company recognized an $18.0 million impairment of real estate assets as a result of the Company agreeing to sell one property at an amount below book value.

Equity in Income (Loss) of Unconsolidated Entities

During the six months ended June 30, 2026, $5.2 million of other-than-temporary impairment losses and a $2.7 million loss on sale of a portion of an Unconsolidated Property were recorded, compared to an $8.5 million other-than-temporary impairment loss recorded during the six months ended June 30, 2025. These factors resulted in a decrease in loss of $0.5 million.

Interest and Other Income (Expense), Net

For the six months ended June 30, 2026, interest and other income decreased by $0.4 million primarily due to holding lower cash balances.

Interest Expense

The decrease of $4.5 million in interest expense for the six months ended June 30, 2026 was driven by the $150.0 million of Term Loan Facility paydowns made since June 30, 2025.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations during the six months ended June 30, 2026 and the Company recorded net operating cash outflows of $7.3 million. Additionally, the Company generated net investing cash inflows of $12.0 million during the six months ended June 30, 2026, which were driven by distributions from unconsolidated entities and sales of real estate partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and we expect to fund such Obligations and any development expenditures with cash on hand and a combination of capital sources including, but not limited to, sales of Consolidated Properties, sales of interests in Unconsolidated Properties and financing transactions, subject to any approvals that may be required under the loan agreements. Below is our sales activity since we began our capital recycling program:

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
o
From the approval of the Plan of Sale on October 24, 2022 through June 30, 2026, we sold 95 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $1.3 billion of gross proceeds.
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
o
From the approval of the Plan of Sale on October 24, 2022 through June 30, 2026, we sold our interests in 12 Unconsolidated Properties and generated approximately $165.3 million of gross proceeds.
•
Unconsolidated Properties. We had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds from July 2017 through June 30, 2026. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities.

Subsequent to June 30, 2026, we sold one Consolidated Property for gross proceeds of $3.0 million and received a distribution of $8.9 million from an Unconsolidated Property as a result of the sale of a portion of the underlying property. The Company has entered into an option purchase and sale agreement (the “PSA”) to sell one vacant non-income producing premier asset in Dallas, Texas for anticipated gross proceeds of $50.8 million before applicable credits and costs. The sale is subject to customary closing conditions and is also cross-conditioned and cross-defaulted with an option purchase and sale agreement between the buyer and unaffiliated owners of a neighboring parcel. The buyer made an initial option payment of $169,200, then (i) commencing on July 1, 2026, and each month thereafter that the PSA remains in effect through December 1, 2026, the Company shall receive an option payment equal to $126,900 and (ii) commencing on January 1, 2027, and each month thereafter that the PSA remains in effect through January 1, 2028, the Company shall receive an option payment equal to $274,950. All option payments are incremental to the purchase price and are non-refundable except as otherwise provided for in the PSA. There can be no assurances that the buyer will exercise the option to purchase the property.

Term Loan Facility / Incremental Funding Facility

As previously disclosed, on May 5, 2020, the Operating Partnership and Berkshire Hathaway entered into an amendment (the “Term Loan Amendment”) to the Term Loan Agreement by and among the Operating Partnership and Berkshire Hathaway as initial lender and administrative agent that permitted the deferral of payment of interest under the Term Loan Agreement if, as of the first day of each applicable month, (x) the amount of unrestricted and unencumbered (other than liens created under the Term Loan Agreement) cash on hand of the Operating Partnership and its subsidiaries, minus (y) the aggregate amount of anticipated necessary expenditures for such period (such sum, “Available Cash”) was equal to or less than $30.0 million. In such instances, for each interest period, the Operating Partnership was obligated to make payments of interest in an amount equal to the difference between (i) Available Cash and (ii) $20.0 million (provided that such payment should not exceed the amount of current interest otherwise due under the Term Loan Agreement). Any deferred interest should accrue interest at 2.0% in excess of the then applicable interest rate and should be due and payable on July 31, 2023; provided, that the Operating Partnership was required to pay any deferred interest from Available Cash in excess of $30.0 million (unless otherwise agreed to by the administrative agent under the Term Loan Agreement in its sole discretion). In addition, repayment of any outstanding deferred interest was a condition to any borrowings under the $400.0 million incremental funding facility under the Term Loan Agreement (the “Incremental Funding Facility”).

Additionally, the Term Loan Amendment provided that the administrative agent and the lenders expressed their continued support for asset dispositions, subject to the administrative agent’s right to approve the terms of individual transactions due to the occurrence of a Financial Metric Trigger Event, as such term is defined under the Term Loan Agreement. The Third Term Loan Amendment (as defined in Note 6 – Debt of the Notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q) executed on June 16, 2022 provided exceptions to this right.

On July 28, 2025, the Company exercised its extension option pursuant to the Fourth Term Loan Amendment (as defined in Note 6 – Debt of the Notes to the condensed consolidated financial statements included in Part I, Item I of this Quarterly Report on Form 10-Q) and on July 30, 2025, the Company paid a 2% extension fee equal to $4.0 million extending the maturity date to July 31, 2026. The Company also paid the incremental facility fee of $4.0 million. All other terms under the Term Loan Agreement should remain unchanged during the extension period including the interest rate and the incremental facility fee in accordance with the Term Loan Agreement.

During the six months ended June 30, 2026, we did not make any payments against the principal of the Term Loan Facility. Our outstanding balance as of June 30, 2026, is $50.0 million.

Real Estate Loan / Revolver

On July 24, 2026, certain affiliates of the Company the Company entered into (i) a Loan and Security Agreement (the “Real Estate Loan”) providing for a $15.0 million term loan and (ii) a Business Loan Agreement (the “Revolver”), as amended by an omnibus agreement, providing for a $25.0 million revolving loan. At closing of the Revolver, the Company drew $15.0 million, and has $10.0 million available and unfunded. The Company used the proceeds from the closing of the Real Estate Loan and the initial draw under the Revolver, together with cash on hand, to fully repay the $50.0 million outstanding balance on the existing Term Loan Facility and to pay transaction and related costs. The Real Estate Loan is collateralized by the Company’s interest in three Consolidated Properties and bears interest at an annual rate of one-month SOFR plus 2.75% which interest rate shall be reduced to one-month SOFR plus 2.25% if the outstanding balance is reduced to $10.0 million or less. The Revolver is collateralized by $25.0 million of cash held in a restricted account with the lender. Drawn amounts under the Revolver bear interest at an annual rate equal to a spread of 2.0% above the money market rate on the cash collateral which is currently 3.5% for 12 months from closing and thereafter resets annually. Both the Real Estate Loan and the Revolver mature on July 24, 2028 and have a one-year extension option.

See Note 1 – Organization of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of liquidity and going concern.

Cash Flows for the Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table summarizes the Company’s cash flow activities for the six months ended June 30, 2026 and 2025, respectively (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Net cash used in operating activities	$(7,291)	$(21,234)	$13,943
Net cash provided by investing activities	12,004	46,087	(34,083)
Net cash used in financing activities	(4,137)	(42,432)	38,295

Cash Flows from Operating Activities

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses. Rental revenues are not sufficient to cover these expenses.

Significant components of net cash used in operating activities included:

•
In 2026, a decrease in operating cash, partially offset by an increase to tenant and other receivables and in prepaid expenses, deferred expenses, and other assets.

•
In 2025, a decrease in operating cash, partially offset by an increase to tenant and other receivables and an increase to accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

•
In 2026, $6.4 million distributions from unconsolidated joint ventures, $9.0 million of net proceeds from the sale of real estate, offset by $2.5 million of investment in consolidated joint ventures and $0.9 of development of real estate; and
•
In 2025, $51.6 million of net proceeds from the sale of real estate, $8.1 million of net proceeds from the sale of interests in unconsolidated entities and $4.9 of distributions from unconsolidated entities offset by development of real estate of $18.0 million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

•
In 2026, $2.5 million cash payments of preferred dividends and a distribution to non-controlling interest of $1.7 million; and
•
In 2025, $40.0 million cash repayment of Term Loan Facility principal and cash payments of preferred dividends of $2.5 million.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during the six months ended June 30, 2026 and 2025, respectively. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Company’s Board of Trustees also declared the following dividends on the Company’s Series A Preferred Shares during 2026 and 2025:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2026
July 28	September 30	October 15	$0.43750
April 20	June 30	July 15	0.43750
February 25	March 31	April 15	0.43750
2025
October 29	December 31	January 15, 2026	$0.43750
July 23	September 30	October 15	0.43750
May 8	June 30	July 15	0.43750
February 26	March 31	April 15	0.43750

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in but exercises significant influence under the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of June 30, 2026 and December 31, 2025, we did not have any off balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2025.

Capital Expenditures

During the three and six months ended June 30, 2026, the Company invested $0.8 million and $0.9 million, respectively, in our consolidated properties. The Company also invested $0.1 million and $2.5 million in our unconsolidated joint ventures during three and six months ended June 30, 2026, respectively.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2025 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the six months ended June 30, 2026, there were no material changes to these policies.

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

As previously reported, management identified material weaknesses due to deficiencies in the design and operating effectiveness of controls which remain unremediated as of, and for the six months ended June 30, 2026. The material weaknesses identified in our internal control over financial reporting related to: (i) level of precision of the review of the general ledger and underlying reconciliations, and (ii) lack of appropriate segregation of duties over journal entries. These deficiencies contributed to the potential for there to be material errors in our financial statements.

Update on Remediation Plan

As previously reported, in response to the material weaknesses, management, with oversight of the Audit Committee, began to implement steps to remediate the material weaknesses. While the Company has made progress with the remediation of these material weaknesses, the remediation efforts are ongoing, because additional time is needed to complete the remediation and allow for the internal controls to be tested by management.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, there were no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)
None.
b)
None.
c)
During the three and six months ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference

10.1	Loan and Security Agreement between Seritage SRC Finance LLC and b1Bank, dated as of July 24, 2026	Filed herewith.

10.2	Business Loan Agreement between Seritage Growth Properties, L.P. and b1Bank, dated July 24, 2026	Filed herewith.

10.3	Omnibus Agreement between Seritage Growth Properties, L.P., Seritage SRC Finance LLC, Seritage SRC Mezzanine Finance LLC, and Seritage Growth Properties, and b1Bank, dated July 24, 2026	Filed herewith.

10.4	Agreement of Purchase and Sale by Seritage SRC Finance LLC and Arena Development Intermediate, LLC, dated as of June 1, 2026	Filed herewith.

10.5	Amended and Restated Employment Agreement by and among Adam Metz, Seritage Growth Properties, L.P., and Seritage Growth Properties, dated July 1, 2026	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 8, 2026.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: August 14, 2026	/s/ Adam Metz
	By:	Adam Metz
President and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2026	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)