Form 10-Q
period 2026-09-30
Seritage Growth Properties
filed 2026-11-13
CIK 1628063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

As of November 12, 2026, the registrant had the following common shares outstanding:

Class	Shares Outstanding
Class A common shares of beneficial interest, par value $0.01 per share	56,324,607
Class B common shares of beneficial interest, par value $0.01 per share	0
Class C common shares of beneficial interest, par value $0.01 per share	0

SERITAGE GROWTH PROPERTIES

QUARTERLY REPORT ON FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, amounts in thousands, except share and per share amounts)

	September 30, 2026	December 31, 2025
ASSETS
Investment in real estate
Land	$19,754	$25,406
Buildings and improvements	126,726	134,946
Accumulated depreciation	(15,815)	(14,908)
	130,665	145,444
Construction in progress	-	629
Net investment in real estate	130,665	146,073
Real estate held for sale	-	8,692
Investment in unconsolidated entities	140,926	156,242
Cash and cash equivalents	12,720	48,088
Restricted cash	32,703	14,197
Tenant and other receivables, net	3,907	3,665
Lease intangible assets, net	-	171
Prepaid expenses, deferred expenses and other assets, net	12,739	16,651
Total assets (1)	$333,660	$393,779

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Term loan facility, net	$14,454	$47,677
Revolving loan facility	15,000	-
Accounts payable, accrued expenses and other liabilities	9,254	13,302
Total liabilities (1)	38,708	60,979

Commitments and Contingencies (Note 9)

Shareholders' Equity
Class A common shares $0.01 par value; 100,000,000 shares authorized; 56,324,607 shares issued and outstanding as of September 30, 2026 and December 31, 2025	562	562
Series A preferred shares $0.01 par value; 10,000,000 shares authorized; 2,800,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025; liquidation preference of $70,000	28	28
Additional paid-in capital	1,362,028	1,362,719
Accumulated deficit	(1,067,666)	(1,031,893)
Total shareholders' equity	294,952	331,416
Non-controlling interests	-	1,384
Total equity	294,952	332,800
Total liabilities and equity	$333,660	$393,779

(1) The Company's condensed consolidated balance sheets include assets and liabilities of consolidated variable interest entities ("VIEs"). See Note 2. As of September 30, 2026, the Company no longer holds any consolidated VIEs. The consolidated balance sheets, as of December 31, 2025, include the following amounts related to our consolidated VIEs: $8.7 million included in real estate held for sale, $9.9 thousand of cash, $9.5 thousand of tenant and other receivables and $74.5 thousand of accounts payable, accrued expenses and other liabilities.

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited, amounts in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
REVENUE
Rental income	$1,502	$4,603	$5,171	$13,586
Management and other fee income	133	182	388	451
Total revenue	1,635	4,785	5,559	14,037
EXPENSES
Property operating	486	3,625	2,708	9,770
Real estate taxes	345	607	1,062	2,252
Depreciation and amortization	385	1,698	1,175	5,813
General and administrative	4,925	4,922	15,313	26,787
Total expenses	6,141	10,852	20,258	44,622
Gain on sale of real estate	1,207	-	1,242	8,903
Loss on sale of interests in unconsolidated entities	—	-	—	(1,417)
Impairment of real estate assets	—	(800)	(15,183)	(18,800)
Equity in income (loss) of unconsolidated entities	7,707	644	1,048	(6,528)
Interest and other income (expense), net	897	(834)	2,290	956
Interest expense	(1,268)	(5,290)	(7,107)	(15,659)
Loss on debt extinguishment	(77)	-	(77)	-
Income (loss) before income taxes	3,960	(12,347)	(32,486)	(63,130)
Provision for income taxes	—	(75)	—	—
Net income (loss)	3,960	(12,422)	(32,486)	(63,130)
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net income (loss) attributable to Seritage common shareholders	$2,735	$(13,647)	$(36,161)	$(66,805)

Net income (loss) per share attributable to Seritage Class A common shareholders - Basic	$0.05	$(0.24)	$(0.64)	$(1.19)
Net income (loss) per share attributable to Seritage Class A common shareholders - Diluted	$0.05	$(0.24)	$(0.64)	$(1.19)
Weighted-average Class A common shares outstanding - Basic	56,324	56,324	56,324	56,311
Weighted-average Class A common shares outstanding - Diluted	56,324	56,324	56,324	56,311

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited, amounts in thousands, except per share amounts)

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at January 1, 2026	56,324	$562	2,800	$28	$1,362,719	$(1,031,893)	$1,384	$332,800
Net loss	—	—	—	—	—	(32,486)	—	(32,486)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	(3,675)	—	(3,675)
Contributions to consolidated VIEs	—	—	—	—	—	—	54	54
Distributions from consolidated VIEs	—	—	—	—	(691)	388	(1,438)	(1,741)
Balance at September 30, 2026	56,324	$562	2,800	$28	$1,362,028	$(1,067,666)	$-	$294,952

Balance at January 1, 2025	56,274	$562	2,800	$28	$1,362,644	$(958,778)	$1,347	$405,803
Net loss	—	—	—	—	—	(63,130)	—	(63,130)
Preferred dividends declared ($1.3125 per share)	—	—	—	—	—	(3,675)	—	(3,675)
Vesting of restricted share units	88	—	—	—	—	—	—	—
Restricted stock withholdings	(38)	—	—	—	(127)	—	—	(127)
Share-based compensation	—	—	—	—	201	—	—	201
Contributions to consolidated VIEs	—	—	—	—	—	—	18	18
Balance at September 30, 2025	56,324	$562	2,800	$28	$1,362,718	$(1,025,583)	$1,365	$339,090

	Class A Common		Series A Preferred		Additional Paid-In	Accumulated	Non- Controlling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Interests	Equity
Balance at July 1, 2026	56,324	$562	2,800	$28	$1,362,028	$(1,070,401)	$-	$292,217
Net income	—	—	—	—	—	3,960	—	3,960
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Balance at September 30, 2026	56,324	$562	2,800	$28	$1,362,028	$(1,067,666)	$-	$294,952

Balance at July 1, 2025	56,324	$562	2,800	$28	$1,362,718	$(1,011,936)	$1,365	$352,737
Net loss	—	—	—	—	—	(12,422)	—	(12,422)
Preferred dividends declared ($0.4375 per share)	—	—	—	—	—	(1,225)	—	(1,225)
Balance at September 30, 2025	56,324	$562	2,800	$28	$1,362,718	$(1,025,583)	$1,365	$339,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(32,486)	$(63,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of unconsolidated entities	(1,048)	6,528
Loss on sale of interests in unconsolidated entities	—	1,417
Distributions from unconsolidated entities	3,195	3,514
Gain on sale of real estate	(1,242)	(8,903)
Loss on extinguishment of debt	77	-
Impairment of real estate assets	15,183	18,800
Share-based compensation	—	201
Depreciation and amortization	1,175	5,813
Amortization of deferred financing costs	2,295	668
Amortization of above and below market leases, net	133	117
Straight-line rent adjustment	(8)	59
Non-cash lease expense	1	1,022
Change in operating assets and liabilities
Tenant and other receivables	(234)	668
Prepaid expenses, deferred expenses and other assets	3,995	(3,416)
Accounts payable, accrued expenses and other liabilities	(3,679)	2,900
Net cash used in operating activities	(12,643)	(33,742)
CASH FLOW FROM INVESTING ACTIVITIES
Investment in unconsolidated entities	(2,843)	(362)
Distributions from unconsolidated entities	16,012	6,047
Net proceeds from sale of interests in unconsolidated entities	—	8,092
Net proceeds from sale of real estate	11,815	51,560
Development of real estate	(2,808)	(21,775)
Net cash provided by investing activities	22,176	43,562
CASH FLOW FROM FINANCING ACTIVITIES
Repayment of term loan facility	(50,000)	(40,000)
Proceeds from revolving loan facility	15,000	-
Proceeds from issuance of new term loan facility	15,000	-
Payment of debt issuance costs	(1,033)	(4,000)
Preferred dividends paid	(3,675)	(3,675)
Contributions from non-controlling member of consolidated variable interest entities	54	18
Distributions to non-controlling member of consolidated variable interest entities	(1,741)	—
Net cash used in financing activities	(26,395)	(47,657)
Net decrease in cash and cash equivalents, and restricted cash	(16,862)	(37,837)
Cash and cash equivalents, and restricted cash, beginning of period	62,285	97,709
Cash and cash equivalents, and restricted cash, end of period	$45,423	$59,872

The accompanying notes are an integral part of these condensed consolidated financial statements.

SERITAGE GROWTH PROPERTIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2026	2025
RECONCILIATION OF CASH AND CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents at beginning of period	$48,088	$85,206
Restricted cash at beginning of period	14,197	12,503
Cash and cash equivalents and restricted cash at beginning of period	$62,285	$97,709

Cash and cash equivalents at end of period	$12,720	$51,540
Restricted cash at end of period	32,703	8,332
Cash and cash equivalents and restricted cash at end of period	$45,423	$59,872

	Nine Months Ended September 30,
	2026	2025
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest	$2,579	$15,167
Income taxes paid	—	140
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable related to development of real estate	$312	$5,450
Preferred dividends declared and unpaid	1,225	1,225

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

Prior to the adoption of the Company’s Plan of Sale (defined below), Seritage was principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of September 30, 2026, the Company’s portfolio consisted of interests in eight properties comprised of approximately 0.7 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 133 acres of land. The portfolio encompasses three consolidated properties consisting of approximately 0.2 million square feet of GLA and 51 acres (such properties, the “Consolidated Properties”) and five unconsolidated entities consisting of approximately 0.5 million square feet of GLA and 82 acres (such properties, the “Unconsolidated Properties”).

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

The Company sought a shareholder vote to approve a proposed plan of sale of the Company’s assets and dissolution (the “Plan of Sale”) that would allow the Board of Trustees to sell all of the Company’s assets, distribute the net proceeds to shareholders and dissolve the Company. The Plan of Sale is expected to increase the universe of potential buyers by allowing Seritage and potential buyers to enter into and complete value maximizing transactions without subjecting any such transaction to the delay and conditionality associated with having to seek and obtain shareholder approval. On July 6, 2022, Edward Lampert, the Company’s former Chairman, entered into a Voting and Support Agreement under which he exchanged his equity interest in the Operating Partnership for Class A common shares and agreed to vote his shares in favor of the Plan of Sale. As of September 30, 2026, Mr. Lampert owns approximately 23.8% of the Company’s outstanding Class A common shares, and Seritage, including its consolidated subsidiaries, is the sole owner of all outstanding Operating Partnership interests.

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

Liquidity

The Company’s primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations during the nine months ended September 30, 2026, and the Company recorded net operating cash outflows of $12.6 million. Additionally, the Company generated net investing cash inflows of $22.2 million during the nine months ended September 30, 2026, which were driven by distributions from unconsolidated entities and real estate sales and partially offset by development expenditures and investments in unconsolidated entities.

Obligations are projected to continue to exceed property rental income and the Company expects to fund such costs with a combination of capital sources including, but not limited to, cash on hand, sales of Consolidated Properties, sales of Unconsolidated Properties and sales of portions of Unconsolidated Properties. During the nine months ended September 30, 2026, the Company sold two Consolidated Properties for gross proceeds of $14.0 million and received distributions from an unconsolidated joint venture totaling $14.6 million due to the sales of portions of an Unconsolidated Property. During the nine months ended September 30, 2026, the Company paid off the existing Term Loan Facility (as defined in Note 6, Debt) and entered into a new term loan and revolving loan facility as described further below and in Note 6, Debt.

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

On July 24, 2026, the Company entered into (i) a Loan and Security Agreement (the “Real Estate Loan Agreement”) providing for a $15.0 million term loan (the “New Term Loan Facility”) and (ii) a Business Loan Agreement (the “Revolving Loan Facility”), as amended by an omnibus agreement, providing for a $25.0 million revolving loan (together, with the New Term Loan Facility, the “Facilities”). At closing of the Facilities, the Company drew $15.0 million on the Revolving Loan Facility (the “Initial Draw”) and has $10.0 million available and unfunded. The Company used the proceeds from the closing of the $15.0 million New Term Loan Facility and the Initial Draw, together with cash on hand, to fully repay the $50.0 million outstanding balance on the existing Term Loan Facility that was scheduled to mature on July 31, 2026 and to pay transaction related costs. The New Term Loan Facility is collateralized by the Company’s interest in three Consolidated Properties and bears interest at an annual rate of one-month SOFR plus 2.75% which interest rate shall be reduced to one-month SOFR plus 2.25% if the outstanding balance is reduced to $10.0 million or less. The Revolving Loan Facility is collateralized by $25.0 million of cash held in a restricted account with the lender. Drawn amounts under the Revolving Loan Facility bear interest at an annual rate equal to a spread of 2.0% above the money market rate on the cash collateral which is currently 3.5% for 12 months from closing and thereafter resets annually. The Facilities mature on July 24, 2028 and have a one-year extension option, subject to the adherence of certain conditions defined in the Real Estate Loan Agreement and Revolving Loan Facility. As the outstanding balances of the New Term Loan Facility and the Revolving Loan Facility are not due within the one year after the date that the financial statements are issued, they are not factored into the Company’s analysis as current obligations.

Management estimates existing cash on hand, the ability to draw on the remaining unfunded Revolving Loan Facility, and expected rental income would allow the Company to fund its Obligations and certain development expenditures. As a result, the Company has concluded that management’s plans alleviate substantial doubt about the Company’s ability to continue as a going concern as of September 30, 2026.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

These condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K, (the “Annual Report”), for the year ended December 31, 2025. Certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been condensed or omitted from this quarterly report. In the opinion of management, all adjustments necessary for a fair presentation (which include only normal recurring adjustments) have been included in this quarterly report. Operating results for the three and nine months ended September 30, 2026 may not be indicative of the results that may be expected for any other interim period or for the year ending December 31, 2026. Capitalized terms used, but not defined in this quarterly report, have the same meanings as set forth in our Annual Report.

The accompanying condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The condensed consolidated financial statements include the accounts of the Company, the Operating Partnership, each of their consolidated properties, and all other entities in which they have a controlling financial interest. For entities that meet the definition of a variable interest entity (“VIE”), the Company consolidates such entities when the Company is the primary beneficiary of the entity. The Company is determined to be the primary beneficiary when it possesses both the unilateral power to direct activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Company continually evaluates whether it qualifies as the primary beneficiary and reconsiders its determination of whether an entity is a VIE upon reconsideration events. As of December 31, 2025, the Company consolidated one VIE in which we were considered the primary beneficiary, as the Company had the power to direct the activities of the entity. The Company sold its investment in its consolidated VIE in April 2026, and as of September 30, 2026, the Company does not have investments in any consolidated VIEs. As of September 30, 2026, and December 31, 2025, the Company has investments in five unconsolidated VIEs and does not consolidate these entities because the Company is not the primary beneficiary. All intercompany accounts and transactions have been eliminated.

To the extent such variable interests are in entities that are not evaluated under the VIE model, the Company evaluates its interests using the voting interest entity model.

As of September 30, 2026, the Company, and its wholly owned subsidiaries, holds a 100% interest in the Operating Partnership and is the sole general partner which gives the Company exclusive and complete responsibility for the day-to-day management, authority to make decisions, and control of the Operating Partnership.

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

The Company, on a periodic basis, assesses whether there are indicators that the value of the real estate assets may be impaired. If an indicator is identified, management will estimate the real estate asset recoverability based on projected operating cash flows (undiscounted and unleveraged), taking into account the anticipated holding period and capitalization rates, to determine if the undiscounted cash flows are less than a real estate asset’s carrying value. In estimating the fair value of an asset, various factors are considered, including expected future operating income, trends and leasing prospects, including the effects of demand, competition, and other economic factors, such as discount rates and market comparables. If the carrying value of an asset exceeds the undiscounted cash flows, an analysis is performed to determine the estimated fair value of the real estate asset. Changes in any estimates and/or assumptions, including the anticipated holding period, could have a material impact on the projected cash flows. If management determines that the carrying value of a real estate asset is impaired, a loss will be recorded for the excess of its carrying amount over its estimated fair value. The Company recognized impairment losses of $15.2 million during the nine months ended September 30, 2026. The Company did not recognize an impairment loss during the three months ended September 30, 2026. The Company recognized an impairment loss of $0.8 million and $18.8 million during the three and nine months ended September 30, 2025.

Real Estate Dispositions

When the Company disposes of all or a portion of a real estate asset, it recognizes a gain or loss on sale of real estate as the difference between the carrying value and consideration received. Consideration consists of cash proceeds received and in certain circumstances, non-cash consideration when a property is contributed to an investment in unconsolidated entity. Gains and losses from the disposition of real estate are recorded as gain (loss) on sale of real estate on the Company’s condensed consolidated statements of operations. Refer to Note 4 for more information on the Company’s unconsolidated entity transactions. During the three months ended September 30, 2026, the Company sold one Consolidated Property for gross proceeds of $3.0 million. During the nine months ended September 30, 2026, the Company sold two Consolidated Properties for gross proceeds of $14.0 million.

The following table summarizes the Company’s gain on sale of real estate during the three and nine months ended September 30, 2026 and 2025 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Dispositions to third parties
Cash proceeds	$2.8	$-	$11.8	$52.6
Gain on sale of real estate	1.2	-	1.2	8.9

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

As of September 30, 2026, there were no properties classified as held for sale. As of December 31, 2025, one property was classified as held for sale with assets of $8.7 million and no liabilities.

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

The Company did not record an other-than-temporary impairment loss for the three months ended September 30, 2026 and the Company recorded $5.2 million in other-than-temporary impairment loss for the nine months ended September 30, 2026. The Company did not record an other-than-temporary impairment losses for the three months ended September 30, 2025 and the Company recorded $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the nine months ended September 30, 2025.

Cash and Cash Equivalents

The Company considers instruments with an original maturity of three months or less to be cash and cash equivalents. Cash and cash equivalent balances may, at a limited number of banks and financial institutions, exceed insurable amounts. The Company believes it mitigates this risk by investing in or through major financial institutions.

Restricted Cash

As of September 30, 2026, restricted cash represents cash collateral for letters of credit and the Revolving Loan Facility. As of December 31, 2025, restricted cash represented cash collateral for letters of credit.

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

Concentration of Credit Risk

Concentrations of credit risk arise when a number of operators, tenants, or obligors related to the Company’s investments are engaged in similar business activities, or activities in the same geographic region, or have similar economic features that would cause their ability to meet contractual obligations, including those to the Company, to be similarly affected by changes in economic conditions. As of September 30, 2026, the Company has two tenants that comprise 45.5% and 33.5%, respectively, of annualized base rent, with no other tenants exceeding 10.0% of annualized base rent. The Company’s portfolio of three Consolidated Properties and five Unconsolidated Properties was diversified by location across six states. For the nine months ended September 30, 2026, of the three consolidated properties, approximately 84.6% of our total rental income was concentrated in Pennsylvania.

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

Amortization of acquired below-market leases, net of acquired above-market leases, resulted in additional rental income of $19.4 thousand for the nine months ended September 30, 2026. There was no amortization of acquired below-market leases, net of acquired above-market leases for the three months ended September 30, 2026. There was amortization of $20.7 thousand and $35.3 thousand, respectively, for the three and nine months ended September 30, 2025.

Amortization of acquired in-place leases resulted in additional depreciation and amortization expense of $4.9 thousand for the nine months ended September 30, 2026. There was no amortization of acquired in-place leases for the three months ended September 30, 2026. There was amortization of $22.9 thousand and $0.1 million, respectively for three and nine months ended September 30, 2025.

There were no acquired in-place leases or below-market leases as of September 30, 2026.

Amortization of an acquired below-market ground lease resulted in additional property expense of $50.7 thousand for the three months ended September 30, 2026 and 2025, respectively and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively.

Future amortization of these lease intangibles is set forth below (in thousands):

Below Market Ground Lease
Remainder of 2026	$51
2027	203
2028	203
2029	203
2030	203
2031	203
Thereafter	8,419

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

As of September 30, 2026, the Company has investments in five unconsolidated entities as follows:

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

Each reporting period, the Company re-analyzes the primary inputs that determine the Contribution Value and the gain or loss for those unconsolidated entities subject to a revaluation. As of September 30, 2026, the Company has one remaining instance where the Contribution Value is subject to a revaluation under certain conditions. The Company did not recognize any gains or loss on revaluation during the nine months ended September 30, 2026 and 2025.

Summarized Financial Information for Unconsolidated Entities

The following tables present summarized financial data for UTC JV (in thousands):

	September 30, 2026	December 31, 2025
ASSETS
Investment in real estate
Land	$27,992	$27,992
Buildings and improvements	149,806	149,373
Accumulated depreciation	(21,312)	(17,324)
	156,486	160,041
Construction in progress	3,653	3,521
Net investment in real estate	160,139	163,562
Cash and cash equivalents	851	1,642
Tenant and other receivables, net	11,610	11,780
Other assets, net	10,251	10,236
Total assets	$182,851	$187,220

LIABILITIES AND MEMBERS' INTERESTS
Accounts payable, accrued expenses and other liabilities	5,264	6,026
Total liabilities	5,264	6,026

Members' Interest
Total members' interest	177,587	181,194
Total liabilities and members' interest	$182,851	$187,220
Carrying value of Company's investments in unconsolidated entities	$93,778	$95,475

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$4,376	$4,368	$12,711	$14,202
Property operating expenses	(925)	(1,149)	(2,492)	(2,438)
Depreciation and amortization	(942)	(1,636)	(4,057)	(4,893)
Operating income	2,509	1,583	6,162	6,871
Other income (expenses)	(928)	164	(987)	(129)
Net income	$1,581	$1,747	$5,175	$6,742
Equity in income of unconsolidated entities (1)	$826	$909	$2,695	$3,515

(1)
Equity in income (loss) of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The following tables present combined condensed financial data for all of the Company’s Unconsolidated Entities, excluding UTC JV (in thousands):

	September 30, 2026	December 31, 2025
ASSETS
Investment in real estate
Land	$56,828	$60,931
Buildings and improvements	31,006	30,991
Accumulated depreciation	(11,426)	(10,466)
	76,408	81,456
Construction in progress	47,641	70,207
Net investment in real estate	124,049	151,663
Cash and cash equivalents	7,228	7,817
Tenant and other receivables, net	15,407	345
Other assets, net	110	15,625
Total assets	$146,794	$175,450

LIABILITIES AND MEMBERS' INTERESTS
Liabilities
Accounts payable, accrued expenses and other liabilities	9,095	12,076
Total liabilities	9,095	12,076

Members' Interest
Total members' interest	137,699	163,374
Total liabilities and members' interest	$146,794	$175,450
Carrying value of Company's investments in unconsolidated entities	$47,148	$60,767

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$150	$915	$853	$1,899
Property operating expenses	(825)	(1,077)	(2,206)	(2,966)
Depreciation and amortization	(321)	(383)	(961)	(2,079)
Operating loss	(996)	(545)	(2,314)	(3,146)
Other income	55	67	187	224
Gain on sale	23,572	-	15,060	-
Net income (loss)	$22,631	$(478)	$12,933	$(2,922)
Equity in income (loss) of unconsolidated entities (1)	$6,881	$(265)	$(1,647)	$(10,043)

(1)
Equity in (loss) of unconsolidated entities on the condensed consolidated statements of operations includes basis difference adjustments.

The Company shares in the profits and losses of these unconsolidated entities generally in accordance with the Company’s respective equity interests. In some instances, the Company may recognize profits and losses related to investment in an unconsolidated entity that differ from the Company’s equity interest in the unconsolidated entity. This may arise from impairments that the Company recognizes related to its investment that differ from the impairments the unconsolidated entity recognizes with respect to its assets, differences between the Company’s basis in assets it has transferred to the unconsolidated entity and the unconsolidated entity’s basis in those assets or other items. The Company utilizes appraisals and third-party prepared fair value estimates as well as negotiated offers to sell the investments for the impairment analysis. The Company did not record an other-than-temporary loss for the three months ended September 30, 2026 or for the three months ended September 30, 2025. The Company recorded $5.2 million and $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the nine months ended September 30, 2026 and 2025, respectively, which is included in equity in income (loss) of unconsolidated entities within the condensed consolidated statements of operations.

As of September 30, 2026, the Company has put rights for one asset in one of its unconsolidated entities, however, since this property is vacant, the 50% occupancy threshold to exercise this put right has not been met.

Unconsolidated Entity Management and Related Fees

The Company acts as the operating partner and day-to-day manager for the Mark 302 JV, the UTC JV, and Tech Ridge JV. The Company is entitled to receive certain fees for providing management, leasing, and construction supervision services to certain of its unconsolidated entities. Refer to Note 2 for the Company’s accounting policies. The Company earned $0.1 million and $0.2 million from these services for the three months ended September 30, 2026 and 2025, and $0.4 million and $0.5 million from these services for the nine months ended September 30, 2026 and 2025, respectively.

Note 5 – Leases

Lessor Disclosures

Future minimum rental receipts, excluding variable payments and tenant reimbursements of expenses, and rents related to tenants in default, under non-cancelable operating leases executed as of September 30, 2026 is approximately as follows (in thousands):

September 30, 2026
Remainder of 2026	$1,251
2027	4,934
2028	2,178
2029	397
2030	414
2031	414
Thereafter	1,000
Total	$10,588

The components of rental revenues for the three and nine months ended September 30, 2026 and 2025 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Fixed rental revenues	$1,232	$3,234	$4,245	$9,332
Variable rental revenues	266	1,183	898	4,278
Total rental revenues	$1,498	$4,417	$5,143	$13,610

Lessee Disclosures

As of September 30, 2026 and December 31, 2025, the Company has one ground lease which is classified as an operating lease. As of September 30, 2026, and December 31, 2025, the outstanding amount of right of use (“ROU”) assets was $10.1 million and $10.2 million, respectively, which is included in prepaid expenses, deferred expenses and other assets, net on the condensed consolidated balance sheets. As of September 30, 2026, and December 31, 2025, respectively, the outstanding lease liabilities was $0.6 million, which is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

The Company recorded rent expense related to leased corporate office space of $59.2 thousand and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $0.2 million and $1.1 million for the nine months ended September 30, 2026 and 2025, respectively. Such rent expense is classified within general and administrative expenses on the condensed consolidated statements of operations.

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

In addition, the Company recorded ground rent expense of approximately $11.2 thousand for the three months ended September 30, 2026 and 2025, respectively, and $33.8 thousand for the nine months ended September 30, 2026 and 2025, respectively. Such ground rent expense is classified within property operating expenses on the condensed consolidated statements of operations. The ground lease requires the Company to make fixed annual rental payments and expires in 2073 assuming all extension options are exercised.

As of September 30, 2026, the Company expects to make cash payments on operating leases of $74.7 thousand in 2026, $0.2 million in 2027, $45.0 thousand in 2028, $45.0 thousand in 2029, $45.0 thousand in 2030, $45.0 thousand in 2031, and $1.9 million for the periods thereafter. The present value discount is ($0.6) million.

The following table sets forth information related to the measurement of our lease liabilities as of September 30, 2026:

September 30, 2026
Weighted-average remaining lease term (in years)	47.3
Weighted-average discount rate	7.52%
Cash paid for operating leases (in thousands)	$206

Note 6 – Debt

Term Loan Facility

On July 31, 2018, the Operating Partnership, as borrower, and the Company, as guarantor, entered into a Senior Secured Term Loan Agreement (the “Term Loan Agreement”) providing for a $2.0 billion term loan facility (the “Term Loan Facility”) with Berkshire Hathaway Life Insurance Company of Nebraska (“Berkshire Hathaway”) as lender and Berkshire Hathaway as administrative agent. The Term Loan Facility provided for an initial funding of $1.6 billion at closing (the “Initial Funding”) and included a $400 million incremental funding facility (the “Incremental Funding Facility”) subject to certain conditions described below. On February 2, 2023, the Company made a $230 million voluntary prepayment, reducing the unpaid principal balance to $800 million, and the debt maturity was extended for two years to July 31, 2025. On July 30, 2025, the Company paid a 2% extension fee equal to $4.0 million extending the maturity date to July 31, 2026, as further described below.

Funded amounts under the Term Loan Facility bore interest at an annual rate of 7.0% and unfunded amounts under the Incremental Funding Facility were subject to an annual fee of 1.0% until drawn. The Company prepaid the annual fee and amortized the expense to interest expense on the condensed consolidated statements of operations.

The Term Loan Facility was guaranteed by the Company and, subject to certain exceptions, was required to be guaranteed by all existing and future subsidiaries of the Operating Partnership. The Term Loan Facility was secured on a first lien basis by a pledge of the capital stock of the direct subsidiaries of the Operating Partnership and the guarantors, including its joint venture interests, except as prohibited by the organizational documents of such entities or any joint venture agreements applicable to such entities, and contained a requirement to provide mortgages and other customary collateral upon the breach of certain financial metrics, the occurrence and continuation of an event of default and certain other conditions set forth in the Term Loan Agreement.

The extension fees paid were recorded as a direct deduction from the carrying amount of the Term Loan Facility and amortized over the remaining term of the Term Loan Agreement. As of September 30, 2026, the Company’s extension fees were fully amortized.

On July 24, 2026, the Company repaid the Term Loan Facility in full. The Company recorded a loss on the extinguishment of debt of $0.1 million.

New Term Loan Facility and Revolving Loan Facility

On July 24, 2026, the Company and b1Bank, a Louisiana state charted bank (“Lender”) as lender entered into (i) a Loan and Security Agreement (the “Real Estate Loan Agreement”) providing for a $15.0 million term loan (the “New Term Loan Facility”) and (ii) a Business Loan Agreement (the “Revolving Loan Facility”), as amended by an omnibus agreement, providing for a $25.0 million revolving loan, (together with the New Term Loan Facility, the “Facilities”). At closing of the Revolving Loan Facility, the Company drew $15.0 million (the “Initial Draw”) and as of September 30, 2026, $10.0 million remains available and unfunded under the Revolving Loan Facility. The Company used the proceeds from the New Term Loan Facility and the Initial Draw together with cash on hand to (i) repay the $50.0 million outstanding balance of the existing Term Loan Facility and (ii) pay transaction and related costs. The New Term Loan Facility is collateralized by the Company’s interest in three Consolidated Properties and bears interest at an annual rate of One Month SOFR + 2.75% which interest rate shall be reduced to One Month SOFR + 2.25% if the outstanding balance under the New Term Loan Facility is reduced to $10.0 million or less. The Revolving Loan Facility is collateralized by $25.0 million of cash held in a restricted account with the lender. Funded amounts under the Revolving Loan Facility bear interest at an annual rate equal to a spread of 2.00% above the money market rate on the cash collateral described below. The money market rate on the cash collateral is currently 3.50% for 12 months from closing and thereafter resets annually.

The Facilities mature on July 24, 2028 (the “Maturity Date”) and have a one-year extension option subject to satisfaction of certain terms and conditions. The Facilities are fully prepayable without penalty and are fully guaranteed by the Company and certain existing subsidiaries. The New Term Loan Facility is secured by mortgages on three wholly-owned properties of the Company and the Revolving Loan Facility is collateralized by $25.0 million of restricted cash.

The New Term Loan Facility includes certain financial covenants set forth in the Real Estate Loan Agreement, including: (i) a debt service coverage ratio of not less than 1.15 to 1.00 for each calendar quarter; (ii) a minimum liquidity in an amount no less than $5.0 million measured as of the last day of each calendar quarter and $10.0 million measured as of December 31, 2027. A breach of the debt service ratio or minimum liquidity covenants shall constitute an event of default. Under the Revolving Loan Facility, the Company must maintain minimum “liquidity” (which term includes unrestricted cash and availability under the Revolving Loan Facility) of $5.0 million as of the last day of each calendar quarter. If the Company intends to exercise the one year extension option under either the New Term Loan Facility or the Revolving Loan Facility, the Company must pay certain fees and demonstrate minimum liquidity of (i) $5.0 million in the case of the Revolving Loan Facility and (ii) $10.0 million in the case of the New Term Loan Facility, in each case, as of December 31, 2027 and upon the Maturity Date. Under the New Term Loan Facility, the debt service coverage ratio is based on operating results of the collateralized properties. As of September 30, 2026, the Company was in compliance with the debt service ratio and minimum liquidity requirements.

Each Facility also includes certain limitations relating to, among other activities, the Company’s ability to: sell assets (subject to payment of release prices) or merge, consolidate or transfer all or substantially all of its assets (subject to permitted transfers); incur additional debt; incur certain liens; and make certain restricted payments including distributions on the Company’s capital stock. Each Facility contains customary events of default, including (subject to certain materiality thresholds and grace periods) payment default, material inaccuracy of representations or warranties, and bankruptcy or insolvency proceedings. If there is an event of default, the lenders may declare all or any portion of the outstanding indebtedness under the applicable Facility to be immediately due and payable, exercise any rights they might have under any of the applicable Facility documents, and require the Company to pay a default interest rate on overdue amounts equal to 4.0% in excess of the then applicable interest rate.

The table below details the Company’s debt as of September 30, 2026 (amounts in millions):

Debt Type	Outstanding Principal Balance	Unamortized Debt Issuance Costs	Balance	Interest Rate
New Term Loan Facility	$15.0	$(0.5)	$14.5	6.43%
Revolving Loan Facility	15.0	-	15.0	5.50%

Note 7 – Income Taxes

As a result of the Company’s revocation of its REIT status in fiscal year 2022, the Company incurred a one-time, non-cash deferred tax benefit of approximately $161.3 million during the three months ended March 31, 2022. As a result of ongoing operations and sales activity, the Company recognized a deferred tax provision of $1.0 million during the three months ended September 30, 2026, and a deferred tax benefit of $3.2 million for the three months ended September 30, 2025. The Company recognized a tax benefit of $9.4 million and $14.5 million during the nine months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company has recorded a full valuation allowance of $263.8 million against the deferred tax asset (the “DTA”) pursuant to ASC 740, as discussed in more detail below. While the Company has recorded a full valuation allowance against its DTAs due to the uncertainty that it will be able to utilize them, if the Company is able to sell assets at prices above its tax basis, the DTAs will be utilized to offset any taxes due on those gains to the extent of the DTAs.

The Company’s effective tax rate of 0% differs from the U.S. statutory rate of 21% in 2026 primarily due to changes in the valuation allowance on its deferred tax assets.

The significant components of the Company’s deferred tax assets of $263.8 million as of September 30, 2026 consist of book to tax basis differences, net operating losses, and carryover net operating losses. As discussed below, the Company has recorded a full valuation allowance on the deferred tax assets as of September 30, 2026 and December 31, 2025, respectively.

Valuation allowances are recorded related to deferred tax assets based on the “more likely than not” criteria. ASC 740 states that deferred tax assets shall be reduced by a valuation allowance if there is insufficient objectively verifiable evidence to support that it is more likely than not that they will be realized. This evaluation requires significant judgment which should be weighted commensurate with the extent to which the evidence can be objectively verified. Additionally, under ASC 740, forming a conclusion that a valuation allowance is not needed is difficult when there is negative evidence such as cumulative losses in recent years. Given the Company’s history of cumulative losses combined with the fact that the Company’s utilization of deferred tax assets is highly dependent on the outcome of the review of a broad range of strategic alternatives announced by its Board of Trustees and the uncertainty in timing and volume of future property sales, we have deemed that their realization, at this time, cannot be objectively verified. The Company has therefore recorded a full valuation allowance against the Company’s deferred tax assets as of September 30, 2026. The Company will evaluate this position each quarter as verifiable positive evidence becomes available, such as the execution of asset sales, to support the future utilization of the deferred tax assets.

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

Assets Measured at Fair Value on a Nonrecurring Basis

The following tables present the Company's assets measured at fair value on a non-recurring basis as of September 30, 2026 and December 31, 2025 (in thousands), aggregated by the level in the fair value hierarchy within which those measurements fall:

	Balance	Fair Value Measurements Using
Description	September 30, 2026	(Level 1)	(Level 2)	(Level 3)
Impaired real estate assets	$49,696	$-	$49,696	$-
Other-than-temporary impaired investments in unconsolidated entities	$18,576	$-	$18,576	$-

	Balance	Fair Value Measurements Using
Description	December 31, 2025	(Level 1)	(Level 2)	(Level 3)
Other-than-temporary impaired investments in unconsolidated entities	$31,075	$31,075	$-	$-

In accordance with ASC 360-10, Property, Plant and Equipment, the Company reviews the carrying value of its real estate assets at each reporting period. The Company did not record an impairment loss during the three months ended September 30, 2026. The Company recorded impairment losses of $0.8 million for the three months ended September 30, 2025, and $15.2 million and $18.8 million for the nine months ended September 30, 2026 and 2025, respectively, on real estate assets which is included in impairment on real estate assets within the condensed consolidated statements of operations. We continue to evaluate our portfolio, including our development plans and holding periods, which may result in additional impairments in future periods on our consolidated properties.

In accordance with ASC 323, Equity Method and Joint Ventures, the Company reviews the carrying value of its investments in unconsolidated entities at each reporting period. The Company did not record any other-than-temporary losses for the three months ended September 30, 2026 and 2025, respectively. The Company recorded $5.2 million and $8.5 million in other-than-temporary impairment losses in investments in unconsolidated entities for the nine months ended September 30, 2026 and 2025, respectively.

Financial Assets and Liabilities Not Measured at Fair Value

Financial assets and liabilities that are not measured at fair value on the condensed consolidated balance sheets include cash equivalents and the Facilities. The fair value of the Facilities are classified as Level 2. Cash equivalents are carried at cost, which approximates fair value. The fair value of debt obligations is calculated by discounting the future contractual cash flows of these instruments using current risk-adjusted rates available to borrowers with similar credit ratings.

The table below (in millions) shows the estimated fair values of the Company’s debt obligations as of September 30, 2026 and December 31, 2025.

Debt Type	September 30, 2026	December 31, 2025
New Term Loan Facility	$13.7	$-
Revolving Loan Facility	13.6	-
Term Loan Facility	-	50.0
Total Fair Value of the Facilities	$27.3	$50.0

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

On July 6, 2022, Mr. Lampert converted all of his remaining Operating Partnership Units (“OP Units”) to Class A common shares. As a result, he no longer holds a direct interest in the Operating Partnership and he owns approximately 23.8% of the outstanding Class A shares as of September 30, 2026.

Winthrop Capital Advisors

On December 29, 2021, the Company entered into a Services Agreement with Winthrop Capital Advisors LLC to provide additional staffing to the Company. On January 7, 2022, the Company announced that John Garilli, an employee of Winthrop, has been appointed interim chief financial officer on a full-time basis, effective January 14, 2022. The Company pays Winthrop a monthly fee of $0.1 million and reimbursement for certain employee expenses. The Company paid Winthrop $0.5 million and $0.6 million during the three months ended September 30, 2026 and 2025, respectively. The Company paid Winthrop $2.0 million and $2.3 million during the nine months ended September 30, 2026 and 2025, respectively.

Unconsolidated Entities

Certain unconsolidated entities have engaged the Company to provide management, leasing, construction supervision and development services at the properties owned by the unconsolidated entities. Refer to Note 2 for the Company’s significant accounting policies.

At September 30, 2026 and December 31, 2025, there was $2.3 million and $1.8 million, respectively, in receivables from unconsolidated entities for reimbursable costs and is included in tenant and other receivables on the condensed consolidated balance sheets. In addition, during the year ended December 31, 2025, the Company advanced $1.7 million to one of its joint venture partners pursuant to its joint venture agreement and is included in tenant and other receivables, net. This receivable is to be repaid by preferred distributions from the joint venture. The balance of the receivable was $1.4 million at September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, there was $27.1 thousand and $24.2 thousand, respectively, in payables to unconsolidated entities and is included in accounts payable, accrued expenses and other liabilities on the condensed consolidated balance sheets.

At September 30, 2026, the Company had a put right on one property held by one unconsolidated entity, which may require the Company’s partner to buy out the Company’s investment in such property. During the three and nine months ended September 30, 2026 and 2025, the Company did not exercise any put rights. As of September 30, 2026, the threshold to exercise this put right had not been met.

Note 11 – Shareholders’ Equity

Class A Common Shares

As of September 30, 2026, 56,324,607 Class A common shares were issued and outstanding. Class A shares have a par value of $0.01 per share.

Class B Non-Economic Common Shares

As of September 30, 2026, there were no Class B non-economic common shares issued or outstanding.

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

Our Board of Trustees will determine future distributions following the repayment of the Facilities.

The Company’s Board of Trustees also declared the following dividends on preferred shares during 2026 and 2025:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2026	2026
October 27	December 31	January 15, 2027	$0.43750
July 28	September 30	October 15, 2026	0.43750
April 20	June 30	July 15, 2026	0.43750
February 25	March 31	April 15, 2026	0.43750
2025	2025
October 29	December 31	January 15, 2026	$0.43750
July 23	September 30	October 15, 2025	0.43750
May 8	June 30	July 15, 2025	0.43750
February 26	March 31	April 15, 2025	0.43750

Note 12 – Earnings (Loss) per Share

The table below provides a reconciliation of net loss and the number of common shares used in the computations of “basic” earnings per share (“EPS”), which utilizes the weighted-average number of common shares outstanding without regard to dilutive potential common shares, and “diluted” EPS, which includes all such shares.

(in thousands except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator - Basic and Diluted
Net income (loss) attributable to common shareholders - Diluted	$3,960	$(12,422)	$(32,486)	$(63,130)
Preferred dividends	(1,225)	(1,225)	(3,675)	(3,675)
Net income (loss) attributable to common shareholders - Basic and Diluted	$2,735	$(13,647)	$(36,161)	$(66,805)

Denominator - Basic and Diluted
Weighted-average Class A common shares outstanding	56,324	56,324	56,324	56,311
Weighted-average Class A common shares outstanding - Basic	56,324	56,324	56,324	56,311
Weighted-average Class A common shares outstanding - Diluted	56,324	56,324	56,324	56,311

Income (loss) per share attributable to Class A common shareholders - Basic	$0.05	$(0.24)	$(0.64)	$(1.19)
Income (loss) per share attributable to Class A common shareholders - Diluted	$0.05	$(0.24)	$(0.64)	$(1.19)

No adjustments were made to the numerator for the three and nine months ended September 30, 2026 and 2025, respectively, because the Company generated a net loss. During periods of net loss, undistributed losses are not allocated to the participating securities as they are not required to absorb losses.

No adjustments were made to the denominator for the three and nine months ended September 30, 2026 and 2025, respectively, as there were no outstanding non-vested restricted shares.

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

As of March 31, 2025, all restricted shares were fully vested. The Company recognized $0.2 million in share-based compensation expense related to the restricted shares for the nine months ended September 30, 2025. There was no share-based compensation expense related to the restricted shares for the three and nine months ended September 30, 2026, or for the three months ended September 30, 2025, respectively. Compensation expenses related to the restricted shares are included in general and administrative expenses on the Company’s condensed consolidated statements of operations.

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

The table below reconciles total segment revenues to consolidated net loss and includes the significant segment expenses regularly provided to and reviewed by the CODM as part of their decision making process (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total revenue	$1,635	$4,785	$5,559	$14,037
Real estate taxes	(345)	(607)	(1,062)	(2,252)
Common area maintenance	(407)	(2,037)	(2,003)	(5,155)
Property insurance	98	(702)	(164)	(3,089)
Personnel expenses (1)	(2,904)	(2,773)	(8,914)	(19,177)
Interest expense	(1,268)	(5,290)	(7,107)	(15,659)
Other segment items (2)	7,151	(5,723)	(18,795)	(31,835)
Income (loss) before income taxes	$3,960	$(12,347)	$(32,486)	$(63,130)

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

Overview

Prior to our adoption of the Plan of Sale, we were principally engaged in the ownership, development, redevelopment, management, sale and leasing of diversified retail and mixed-use properties throughout the United States. As of September 30, 2026, our portfolio consisted of interests in eight properties comprised of approximately 0.5 million square feet of gross leasable area (“GLA”) or build-to-suit leased area and 133 acres of land. The portfolio encompasses three consolidated properties consisting of approximately 0.2 million square feet of GLA and 51 acres and five unconsolidated entities consisting of approximately 0.3 million square feet of GLA and 82 acres.

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

Impairment of Real Estate Assets and Investments in Unconsolidated Entities

We did not recognize any impairment losses for the three months ended September 30, 2026. For the nine months ended September 30, 2026, we recognized a total of $15.2 million of impairment losses due to a marketed process that resulted in receiving offers below carrying value, which are included in impairment of real estate assets within the condensed consolidated statements of operations. In addition, we recognized $5.2 million in other-than-temporary impairment losses on our investments in unconsolidated entities during the nine months ended September 30, 2026, which is included in equity in income (loss) of unconsolidated entities within the condensed consolidated statements of operations. We continue to evaluate our portfolio, including our development plans, hold periods and, if applicable, offers received, which may result in additional impairments in future periods on our consolidated properties and investments in unconsolidated entities.

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

Market Update

The Company continues to face challenging market conditions such as elevated interest rates and the availability of debt and equity capital, and it continues to assess other potential macroeconomic impacts including supply chain issues, international conflicts associated with tariffs, potential labor issues, and uncertainty caused by wars. Interest rates are currently higher than interest rates in 2022. Additionally, raising equity capital for land development deals remains challenging. These conditions could apply downward pricing pressures on our remaining assets. In making decisions regarding whether and when to transact on each of the Company’s remaining assets, the Company considers various factors including, but not limited to, the breadth of the buyer universe, macroeconomic conditions, the availability and cost of financing, as well as corporate, operating and other capital expenses required to carry the asset. If these challenging market conditions persist, then we expect that they will continue to adversely impact the Plan of Sale proceeds from our assets and the amounts and timing of distributions to shareholders.

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

Our primary cash expenses consist of our property operating expenses, general and administrative expenses, interest expense, and construction and development related costs. Property operating expenses include: real estate taxes, repairs and maintenance, management fees, insurance, ground lease costs and utilities; general and administrative expenses include payroll, office expenses, professional fees, and other administrative expenses; and interest expense includes interest on our Term Loan Facility, New Term Loan Facility, and Revolving Loan Facility. In addition, we incur substantial non-cash charges for depreciation of our properties and amortization of intangible assets and liabilities.

Comparison of the Three Months Ended September 30, 2026 to the Three Months Ended September 30, 2025

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	$ Change
Revenue
Rental income	$1,502	$4,603	$(3,101)
Expenses
Property operating	(486)	(3,625)	3,139
Real estate taxes	(345)	(607)	262
Depreciation and amortization	(385)	(1,698)	1,313
General and administrative	(4,925)	(4,922)	(3)
Gain on sale of real estate	1,207	-	1,207
Impairment of real estate assets	-	(800)	800
Equity in income (loss) of unconsolidated entities	7,707	644	7,063
Interest and other income (expense), net	897	(834)	1,731
Interest expense	(1,268)	(5,290)	4,022

Rental Income

Rental income decreased by $3.1 million for the three months ended September 30, 2026, primarily due to property sales.

Property Operating Expenses

Property operating expenses decreased by $3.1 million primarily due to sales. The largest decreases were in common area maintenance, utilities, and insurance.

Real Estate Taxes

Real estate taxes decreased by approximately $0.3 million for the three months ended September 30, 2026 due to property sales.

Depreciation and Amortization Expenses

The decrease of $1.3 million in depreciation and amortization expenses for the three months ended September 30, 2026 was primarily due to property sales.

Gain on Sale of Real Estate

During the three months ended September 30, 2026, the Company sold one property for $3.0 million and recorded a gain totaling $1.2 million which is included in the gain on sale of real estate within the condensed consolidated statements of operations.

The Company did not sell any properties during the three months ended September 30, 2025.

Impairment of Real Estate Assets

The Company did not recognize any impairment charges during the three months ended September 30, 2026. During the three months ended September 30, 2025, the Company recognized a $0.8 million impairment of real estate assets as a result of the Company transferring the Aventura, FL property to held for sale which requires the asset be carried at the lower of book value or fair value less costs to sell.

Equity in Income (Loss) of Unconsolidated Entities

During the three months ended September 30, 2026, equity in income of unconsolidated entities increased by $7.1 million due to the sale of an Unconsolidated Property’s parcel resulting in income of $7.4 million, offset by an increase of losses of $0.3 million related to the Company’s other investments.

Interest and Other Income (Expense), Net

For the three months ended September 30, 2026, interest and other income (expense), net increased by $1.7 million. During the three months ended September 30, 2026, the Company had interest income of $0.5 million, and received option payments of $0.4 million related to the Dallas property purchase and sale agreement.

During the three months ended September 30, 2025, the Company had a settlement expense of $1.5 million partially offset by interest income of $0.7 million.

Interest Expense

The decrease of $4.0 million in interest expense for the three months ended September 30, 2026 was driven by Term Loan Facility paydowns subsequent to September 30, 2025.

Comparison of the Nine Months Ended September 30, 2026 to the Nine Months Ended September 30, 2025

The following table presents selected data on comparative results from the Company’s condensed consolidated statements of operations for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Revenue
Rental income	$5,171	$13,586	$(8,415)
Expenses
Property operating	(2,708)	(9,770)	7,062
Real estate taxes	(1,062)	(2,252)	1,190
Depreciation and amortization	(1,175)	(5,813)	4,638
General and administrative	(15,313)	(26,787)	11,474
Gain on sale of real estate	1,242	8,903	(7,661)
Loss on sale of interests in unconsolidated entities	—	(1,417)	1,417
Impairment of real estate assets	(15,183)	(18,800)	3,617
Equity in income (loss) of unconsolidated entities	1,048	(6,528)	7,576
Interest and other income (expense), net	2,290	956	1,334
Interest expense	(7,107)	(15,659)	8,552

Rental Income

Rental income decreased by $8.4 million primarily due to property sales.

Property Operating Expenses

Property operating expenses decreased by $7.1 million primarily due to sales. The largest decreases were in common area maintenance, utilities, and insurance.

Real Estate Taxes

Real estate taxes decreased by $1.2 million primarily due to sales. Additionally, during the nine months ended September 30, 2026, there were no real estate tax reduction fees and therefore no real estate tax refunds.

Depreciation and Amortization Expenses

The decrease of $4.6 million in depreciation and amortization during the nine months ended September 30, 2026 was primarily due to property sales.

General and Administrative Expenses

General and administrative expenses consist of personnel costs, including share-based compensation and third-party consulting fees, professional fees, office expenses and overhead expenses.

The decrease of $11.5 million was partially driven by the recognition of severance expense of $6.9 million for the nine months ended September 30, 2025. Other decreasing costs include $3.6 million in personnel costs, $0.9 million office and ground rent, and $0.2 million in other office costs.

Gain on Sale of Real Estate

During the nine months ended September 30, 2026, the company sold two properties for $14.1 million and recorded gains totaling $1.2 million, which is included in the gain on sale of real estate within the condensed consolidated statements of operations.

During the nine months ended September 30, 2025, the Company sold two properties for $52.6 million and recorded a gain totaling $8.9 million which is included in gain on sale of real estate within the condensed consolidated statements of operations.

Loss on Sale of Interests in Unconsolidated Entities

There were no sales of interests in Unconsolidated entities for the nine months ended September 30, 2026.

During the nine months ended September 30, 2025, the Company sold its remaining interest in the SPS Portfolio Holdings II LLC joint venture to an affiliate of its joint venture partner and recognized a loss of $1.4 million on the sale.

Impairment of Real Estate Assets

During the nine months ended September 30, 2026 the Company recognized a $15.2 million impairment of real estate assets due to a marketed process that resulted in receiving offers below carrying value.

During the nine months ended September 30, 2025, the Company recognized an $18.8 million impairment of real estate assets as a result of the Company agreeing to sell one property at an amount below book value.

Equity in Income (Loss) of Unconsolidated Entities

During the nine months ended September 30, 2026, $5.2 million of other-than-temporary impairment losses and a $4.7 million gain on sale of a portion of an Unconsolidated Property were recorded, compared to an $8.5 million other-than-temporary impairment loss recorded during the nine months ended September 30, 2025. These factors resulted in a decrease in loss of $7.7 million.

Interest and Other Income (Expense), Net

For the nine months ended September 30, 2026, interest and other income increased by $1.3 million primarily due to a decrease of settlement expenses.

Interest Expense

The decrease of $8.6 million in interest expense for the nine months ended September 30, 2026 was driven by the net $170.0 million of Term Loan Facility paydowns made since September 30, 2025.

Liquidity and Capital Resources

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses and debt service (collectively, “Obligations”), and certain development expenditures. Property rental income, which is the Company’s primary source of operating cash flow, did not fully fund Obligations during the nine months ended September 30, 2026 and the Company recorded net operating cash outflows of $12.6 million. Additionally, the Company generated net investing cash inflows of $22.2 million during the nine months ended September 30, 2026, which were driven by distributions from unconsolidated entities and sales of real estate partially offset by development expenditures and investments in unconsolidated entities.

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
o
From the approval of the Plan of Sale on October 24, 2022 through September 30, 2026, we sold 96 Consolidated Properties, and additional outparcels at certain properties, and generated approximately $1.3 billion of gross proceeds.
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
o
From the approval of the Plan of Sale on October 24, 2022 through September 30, 2026, we sold our interests in 12 Unconsolidated Properties and generated approximately $174.2 million of gross proceeds.
•
Unconsolidated Properties. We had contributed interests in 12 properties to unconsolidated entities, which generated approximately $242.4 million of gross proceeds from July 2017 through September 30, 2026. In addition to generating liquidity upon closing, these entities also reduce our development expenditures by the amount of our partners’ interests in the unconsolidated entities.

The Company has entered into an option purchase and sale agreement (the “PSA”) to sell one vacant non-income producing premier asset in Dallas, Texas for anticipated gross proceeds of $50.8 million before applicable credits and costs. The sale is subject to customary closing conditions and is also cross-conditioned and cross-defaulted with an option purchase and sale agreement between the buyer and unaffiliated owners of a neighboring parcel. The buyer made an initial option payment of $169,200, then (i) commencing on July 1, 2026, and each month thereafter that the PSA remains in effect through December 1, 2026, the Company shall receive an option payment equal to $126,900 and (ii) commencing on January 1, 2027, and each month thereafter that the PSA remains in effect through January 1, 2028, the Company shall receive an option payment equal to $274,950. All option payments are incremental to the purchase price and are non-refundable except as otherwise provided for in the PSA. There can be no assurances that the buyer will exercise the option to purchase the property. During the three and nine months ended September 30, 2026, the Company received $0.4 million and $0.6 million in option payments.

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

On July 28, 2025, the Company exercised its extension option pursuant to the Fourth Term Loan Amendment (as defined in Note 6 – Debt) and on July 30, 2025, the Company paid a 2% extension fee equal to $4.0 million extending the maturity date to July 31, 2026. The Company also paid the incremental facility fee of $4.0 million. All other terms under the Term Loan Agreement remained unchanged during the extension period including the interest rate and the incremental facility fee in accordance with the Term Loan Agreement.

During the nine months ended September 30, 2026, the Company repaid the existing Term Loan Facility in full.

New Term Loan Facility and Revolving Loan Facility

On July 24, 2026, the Company entered into (i) a Loan and Security Agreement (the “Real Estate Loan Agreement”) providing for a $15.0 million term loan (the “New Term Loan Facility”) and (ii) a Business Loan Agreement (the “Revolving Loan Facility”), as amended by an omnibus agreement, providing for a $25.0 million revolving loan. At closing of the Revolving Loan Facility, the Company drew $15.0 million (the “Initial Draw”), and has $10.0 million available and unfunded. The Company used the proceeds from the closing of the New Term Loan Facility and the Initial Draw, together with cash on hand, to fully repay the $50.0 million outstanding balance on the existing Term Loan Facility and to pay transaction and related costs. The New Term Loan Facility is collateralized by the Company’s interest in three Consolidated Properties and bears interest at an annual rate of one-month SOFR plus 2.75% which interest rate shall be reduced to one-month SOFR plus 2.25% if the outstanding balance is reduced to $10.0 million or less. The Revolving Loan Facility is collateralized by $25.0 million of cash held in a restricted account with the lender. Drawn amounts under the Revolving Loan Facility bear interest at an annual rate equal to a spread of 2.0% above the money market rate on the cash collateral which is currently 3.5% for 12 months from closing and thereafter resets annually. The Revolving Loan Facility and the New Term Loan Facility mature on July 24, 2028 and have a one-year extension option.

See Note 1 – Organization of the Notes to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of liquidity and going concern.

Cash Flows for the Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following table summarizes the Company’s cash flow activities for the nine months ended September 30, 2026 and 2025, respectively (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Net cash used in operating activities	$(12,643)	$(33,742)	$21,099
Net cash provided by investing activities	22,176	43,562	(21,386)
Net cash used in financing activities	(26,395)	(47,657)	21,262

Cash Flows from Operating Activities

Our primary uses of cash include the payment of property operating and other expenses, including general and administrative expenses. Rental revenues are not sufficient to cover these expenses.

Significant components of net cash used in operating activities included:

•
In 2026, a decrease in operating cash, partially offset by an increase to prepaid expenses.
•
In 2025, a decrease in operating cash, partially offset by an increase to tenant and other receivables and an increase to accounts payable, accrued expenses and other liabilities.

Cash Flows from Investing Activities

Significant components of net cash provided by investing activities include:

•
In 2026, $16.0 million distributions from unconsolidated joint ventures, $11.8 million of net proceeds from the sale of real estate, offset by $2.8 million of investment in consolidated joint ventures and $2.8 million of development of real estate; and

•
In 2025, $51.6 million of net proceeds from the sale of real estate, $8.1 million of net proceeds from the sale of interests in unconsolidated entities and $6.0 of distributions from unconsolidated entities offset by development of real estate of ($21.8) million and investments in unconsolidated entities of ($0.4) million.

Cash Flows from Financing Activities

Significant components of net cash used in financing activities include:

•
In 2026, the $15.0 million issuance of New Term Loan Facility, and $15.0 million issuance of Revolving Loan Facility; offset by $50.0 million cash repayment of Term Loan Facility principal, $3.7 million cash payments of preferred dividends, a distribution to non-controlling interest of $1.7 million, and payment of debt issuance costs of $1.0 million; and
•
In 2025, $40.0 million cash repayment of Term Loan Facility principal, payment of debt issuance costs of $4.0 million and cash payments of preferred dividends of $3.7 million.

Dividends and Distributions

The Company’s Board of Trustees did not declare dividends on the Company’s Class A common shares during the nine months ended September 30, 2026 and 2025, respectively. The last dividend on the Company’s Class A and C common shares that the Board of Trustees declared was on February 25, 2019, which was paid on April 11, 2019 to shareholders of record on March 29, 2019.

The Company’s Board of Trustees also declared the following dividends on the Company’s Series A Preferred Shares during 2026 and 2025:

			Series A
Declaration Date	Record Date	Payment Date	Preferred Share
2026	2026
October 27	December 31	January 15, 2027	$0.43750
July 28	September 30	October 15, 2026	0.43750
April 20	June 30	July 15, 2026	0.43750
February 25	March 31	April 15, 2026	0.43750
2025	2025
October 29	December 31	January 15, 2026	$0.43750
July 23	September 30	October 15, 2025	0.43750
May 8	June 30	July 15, 2025	0.43750
February 26	March 31	April 15, 2025	0.43750

Off-Balance Sheet Arrangements

The Company accounts for its investments in entities that it does not have a controlling interest in but exercises significant influence under the equity method of accounting and those investments are reflected on the condensed consolidated balance sheets of the Company as investments in unconsolidated entities. As of September 30, 2026 and December 31, 2025, we did not have any off balance sheet financing arrangements.

Contractual Obligations

There have been no significant changes in the contractual obligations disclosed in our Form 10-K for the year ended December 31, 2025.

Capital Expenditures

During the three and nine months ended September 30, 2026, the Company invested $1.9 million and $2.8 million, respectively, in our consolidated properties. The Company also invested $0.3 million and $2.8 million in our unconsolidated joint ventures during three and nine months ended September 30, 2026, respectively.

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

Critical Accounting Policies

A summary of our critical accounting policies is included in our Annual Report on Form 10-K for the year ended December 31, 2025 in Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the nine months ended September 30, 2026, there were no material changes to these policies.

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

As previously reported, management identified material weaknesses due to deficiencies in the design and operating effectiveness of controls which remain unremediated as of, and for the nine months ended September 30, 2026. The material weaknesses identified in our internal control over financial reporting related to: (i) level of precision of the review of the general ledger and underlying reconciliations, and (ii) lack of appropriate segregation of duties over journal entries. These deficiencies contributed to the potential for there to be material errors in our financial statements.

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

Changes in Internal Controls over Financial Reporting

Other than as described above, there were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

a)
None.
b)
None.
c)
During the three and nine months ended September 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description	SEC Document Reference

10.1	Loan and Security Agreement between Seritage SRC Finance LLC and b1Bank, dated as of July 24, 2026	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on August 14, 2026.

10.2	Business Loan Agreement between Seritage Growth Properties, L.P. and b1Bank, dated July 24, 2026	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on August 14, 2026.

10.3	Omnibus Agreement between Seritage Growth Properties, L.P., Seritage SRC Finance LLC, Seritage SRC Mezzanine Finance LLC, and Seritage Growth Properties, and b1Bank, dated July 24, 2026	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on August 14, 2026.

10.4	Amended and Restated Employment Agreement by and among Adam Metz, Seritage Growth Properties, L.P., and Seritage Growth Properties, dated July 1, 2026	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 8, 2026.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of the Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

32.2	Certification of the Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	Furnished herewith.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	Filed herewith.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SERITAGE GROWTH PROPERTIES

Dated: November 13, 2026	/s/ Adam Metz
	By:	Adam Metz
President and Chief Executive Officer (Principal Executive Officer)

Dated: November 13, 2026	/s/ John Garilli
	By:	John Garilli
Interim Chief Financial Officer (Principal Financial and Accounting Officer)